Form 10-Q
period 2005-09-30
Global Partners LP
filed 2005-11-14
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32593

Global Partners LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3140887
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 9161
800 South Street
Waltham, Massachusetts 02454-9161
(Address of Principal Executive Offices, Including Zip Code)

(781) 894-8800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The issuer had 5,642,424 common units and 5,642,424 subordinated units outstanding as of November 14, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)
COMBINED BALANCE SHEETS (unaudited)
COMBINED STATEMENTS OF OPERATIONS (unaudited)
COMBINED STATEMENTS OF MEMBERS’ EQUITY (unaudited)
COMBINED STATEMENTS OF CASH FLOWS (unaudited)
NOTES TO COMBINED FINANCIAL STATEMENTS (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

i

PART I.  FINANCIAL INFORMATION

The financial statements and financial information presented below reflect the operations of Global Companies LLC and its three affiliates, Global Montello Group LLC, Chelsea Sandwich LLC and Glen Hes Corp. (the “Affiliates,” and together with Global Companies LLC, the “Companies”), the predecessor of Global Partners LP.

On October 4, 2005, Global Partners LP closed its initial public offering of 5,635,000 common units (including 735,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option) representing a 48.9% limited partner interest in Global Partners LP.  In connection with the closing of this offering, Global Petroleum Corp., Montello Oil Corporation, Larea Holdings, LLC, Larea Holdings II, LLC, Chelsea Terminal Limited Partnership and Sandwich Terminal, L.L.C. contributed all of their ownership interests in the Companies to Global Partners LP.

Item 1.           Financial Statements

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

COMBINED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,735,963	$3,305,873
Accounts receivable, less allowance of $2,004,000 as of September 30, 2005 and $1,862,000 as of December 31, 2004	165,014,095	162,433,931
Accounts receivable – affiliates	2,435,974	2,081,057
Inventories	299,913,902	165,585,877
Brokerage margin deposits	16,365,000	8,537,748
Prepaid expenses and other current assets	12,863,743	3,580,587
Total current assets	$505,328,677	$345,525,073

Property and equipment, net	21,810,692	22,630,437

Intangible assets, net	11,008,304	12,225,407
Accounts receivable – affiliates	4,062,867	4,096,505
Notes and advances receivable	—	5,881,958
Other assets	4,719,696	2,602,138

Total assets	$546,930,236	$392,961,518

Liabilities and members’ equity
Current liabilities:
Revolving line of credit	$—	$139,900,000
Accounts payable	189,016,004	140,484,950
Notes payable, other – current portion	51,277,449	5,277,449
Accrued expenses and other current liabilities	19,391,226	25,154,404
Obligations on forward fixed price contracts	100,953,759	6,488,363
Total current liabilities	$360,638,438	$317,305,166

Revolving line of credit	160,700,000	—
Notes payable, other – less current portion	1,649,619	47,855,879
Other long-term liabilities	4,325,101	4,638,064

Commitments and contingencies	—	—

Members’ equity	19,617,078	23,162,409

Total liabilities and members’ equity	$546,930,236	$392,961,518

The accompanying notes are an integral part of these financial statements.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Sales	$854,852,741	$670,268,348	$2,770,129,135	$2,181,504,654
Cost of sales	835,902,593	657,925,559	2,708,299,663	2,130,194,553
Gross profit	18,950,148	12,342,789	61,829,472	51,310,101

Selling, general and administrative expenses	11,644,035	7,667,308	29,426,773	23,260,333
Operating expenses	4,707,362	4,824,882	14,617,768	14,270,845
Amortization expenses	405,701	405,701	1,217,103	419,033
Operating income (loss)	2,193,050	(555,102)	16,567,828	13,359,890

Interest expense	3,190,951	1,645,786	7,168,642	2,808,634
Other expense	1,049,969	—	1,049,969	—

Net income (loss)	$(2,047,870)	$(2,200,888)	$8,349,217	$10,551,256

The accompanying notes are an integral part of these financial statements.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

COMBINED STATEMENTS OF MEMBERS’ EQUITY

(Unaudited)

	Global Petroleum Corp. and Affiliates	Larea Holdings, LLC	Larea Holdings II, LLC	Total Members’ Equity

Balance at December 31, 2004	$22,666,953	$330,304	$165,152	$23,162,409

Distribution to members	(10,110,365)	(1,189,455)	(594,728)	(11,894,548)

Net income and total comprehensive income	7,096,834	834,922	417,461	8,349,217

Balance at September 30, 2005	$19,653,422	$(24,229)	$(12,115)	$19,617,078

The accompanying notes are an integral part of these financial statements.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004

Operating activities
Net income	$8,349,217	$10,551,256
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,895,950	2,202,363
Loss on surrender of split dollar insurance policies	1,049,969	—
(Gain) loss on sale of property and equipment	33,843	(298,709)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,580,164)	551,942
Accounts receivable – affiliate	(321,279)	(2,660,479)
Inventories	(134,328,025)	(50,643,398)
Prepaid expenses, all other current assets and other assets	(14,395,977)	(6,298,765)
Accounts payable	48,531,054	(36,341,230)
Accrued expenses and all other current liabilities	88,702,218	21,001,449
Other long-term liabilities	(312,963)	371,003
Net cash used in operating activities	(2,376,157)	(61,564,568)

Investing activities
Proceeds from sale of property and equipment	144,000	859,348
Purchases of property and equipment	(1,036,945)	(1,300,818)
Net cash used in investing activities	(892,945)	(441,470)

Financing activities
Proceeds from revolving line of credit, net	20,800,000	72,500,000
Payments on note payable to bank	—	(6,000,000)
Proceeds from term loan	—	51,000,000
Payments to RYTTSA (Note 1)	—	(43,230,000)
Payments on note payable, other	(206,260)	(192,355)
Distributions to members	(11,894,548)	(16,041,427)
Net cash provided by financing activities	8,699,192	58,036,218

Increase (decrease) in cash and cash equivalents	5,430,090	(3,969,820)
Cash and cash equivalents at beginning of period	3,305,873	3,455,438
Cash and cash equivalents at end of period	$8,735,963	$(514,382)

Supplemental information
Cash paid during the period for :
Interest	$7,900,486	$2,569,982

The accompanying notes are an integral part of these financial statements.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

1.              Organization and Nature of Business

Global Companies LLC, a limited liability company formed in 1998, and its three affiliates, Global Montello Group LLC, Chelsea Sandwich LLC and Glen Hes Corp. (the “Affiliates,” and together with Global Companies LLC, the “Companies”) are involved in the wholesale and commercial distribution of refined petroleum products, natural gas and ancillary services to companies domestically and internationally on a limited basis.

On July 2, 2004, RYTTSA USA Inc. (“RYTTSA”) sold its ownership interests in the Companies to Global Petroleum Corp. (“GPC”) and certain of its affiliates and Larea Holdings, LLC and Larea Holdings II, LLC (collectively “Larea”) (the “Transaction”). Upon completion of the Transaction on July 2, 2004, RYTTSA was no longer a member of the Companies.

The membership structure of the Companies consists of two classes of interests; voting and non-voting interests. Except for voting rights, each membership interest is identical to each other membership interest with respect to rights and privileges. Upon completion of the Transaction, ownership interests in the Companies were as follows: GPC and certain of its affiliates 85% (100% voting interest) and Larea 15% (no voting interest). The Companies (other than Glen Hes Corp.) are each managed by a board of governors, which was selected by the members holding voting membership interests in such Companies.

The Companies accounted for the Transaction in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Emerging Issue Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF 88-16”). As provided under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances” (“SAB 54”), the Companies have reflected all applicable purchase accounting adjustments recorded by GPC and certain of its affiliates in the Companies’ combined financial statements for all periods subsequent to the Transaction (“Push Down Accounting”). Push Down Accounting requires the Companies to establish a new basis for the proportionate share of the assets and liabilities acquired based on the amount paid for this ownership interest on July 2, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value based on the 51% interest acquired from RYTTSA.

The aggregate purchase price of RYTTSA’s interest, $43,230,000 was allocated to the assets and liabilities based on their relative fair values at the time of acquisition. The following table presents the allocation of purchase price reflected in the accompanying combined financial statements on a Push Down Accounting basis:

Original carrying value of net assets acquired	$20,669,957

Fair Market Value Adjustments:
Property and equipment	8,841,782
Intangible assets	12,776,795
Other assets	941,466
Total	22,560,043

Total purchase price	$43,230,000

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined financial statements reflect the accounts of Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC and Glen Hes Corp. as well as the Push Down Accounting adjustments related to the Transaction. The Companies are affiliated through, and managed by, common ownership and are co-signors and guarantors along with certain of their owners, on its bank line of agreement (Notes 2 and 7). All significant intercompany balances and transactions have been eliminated.

Interim Financial Statements

The combined financial statements for the three and nine month periods ended September 30, 2005 and 2004 included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of the interim periods.

Such adjustments are considered to be of a normal recurring nature. Results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2005. Due to the seasonality of the Companies’ business, results of operations for the three and nine month periods ended September 30, 2005 may not be indicative of the Companies’ results of operations for the year ending December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Companies use a controlled disbursement account as part of their cash management program.  The Companies had sufficient funds available to fund their outstanding checks when they were presented for payment.

The Companies consider highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value.

Inventories

Inventories are valued at the lower of cost or market based on the first-in, first-out method (FIFO).

Inventories consist of the following:

	September 30, 2005	December 31, 2004

Distillates; light oil, diesel, and kerosene	$234,799,710	$116,292,321
Gasoline	19,981,718	17,052,432
Blend stock	9,297,504	10,619,578
Residual oil	35,834,970	21,621,546
	$299,913,902	$165,585,877

The Companies hedge substantially all of their inventory purchases through futures, options and swap agreements. In addition to their own inventory, the Companies have exchange agreements with unrelated third-party suppliers, whereby they may draw inventory from these other suppliers (See Note 2, Revenue Recognition). As a result of

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

2.              Summary of Significant Accounting Policies (continued)

Inventories (continued)

these exchange agreements, inventory levels may fluctuate from period to period. Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices. The impact of exchange agreements was not material to the Companies’ inventory balances at September 30, 2005 and December 31, 2004.

Property and Equipment

Property and equipment are stated at cost. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred; major improvements are capitalized. Depreciation is charged to operations over the estimated useful lives of the applicable assets, using principally straight-line methods. The estimated useful lives are as follows:

Buildings, dock, terminal facilities and improvements	15-39 years
Fixtures, equipment and automobiles	3-7 years

The Companies have not had any material changes to their property and equipment since December 31, 2004.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill or indefinite lived intangible assets. Accordingly, the Companies evaluate for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No such indicators of impairment were identified during 2004 and the period ended September 30, 2005.

Environmental and Other Liabilities

The Companies record accrued liabilities for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

The Companies provide for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

The Companies are subject to other contingencies, including legal proceedings and claims arising out of their businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. The Companies also provide for an estimate of bad debts and shipping costs at the time of sale. Shipping costs are included in cost of sales. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

2.              Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

new business conditions that might impact the historical analysis such as market conditions and bankruptcies of particular customers.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Companies’ end markets. Any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The Emerging Issues Task Force (the “EITF”) has reached a consensus on the appropriate reporting for exchange transactions in Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF-04-13”). The adoption of EITF 04-13, which is effective for new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006, is not expected to materially impact the Companies.

Income Taxes

The Companies (other than Glen Hes Corp.) qualify as a partnership for federal and state income tax purposes and therefore are not subject to federal and state income taxes. The members must include their respective share of such Companies’ taxable income or losses, and other tax attributes, in their respective federal income tax returns. The members are then separately liable for the federal income tax related to their share of those items.

The Companies operate in certain states that do not recognize the pass-through nature of partnerships under the federal tax rules. The Companies (other than Glen Hes Corp.) have provided current state income tax for the part of their income or loss that is apportioned to those states. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires the members to report their share of the future tax consequences of recovering the financial reporting basis of their respective investments in such Companies. Deferred tax assets and liabilities are recognized at the member-level, for temporary differences between financial reporting and tax basis of the member’s investment in the limited liability company. Deferred state taxes on these basis differences are not material due to the relatively small percentage of apportionment in those states that impose entity-level taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Companies to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, notes and advances receivable, firm commitments and, under certain circumstances, futures contracts, options and swap agreements. The Companies invest excess cash primarily in investment-grade securities and by policy, limit the amount of credit exposure to any one financial institution. The Companies provide credit, in the normal course of business, primarily to other wholesale and retail petroleum companies, and generally do not require collateral. The Companies perform ongoing credit evaluations of their customers and provide for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized, as a result of the Companies’ large customer base. Losses have historically been within management’s expectations. Risk of credit loss related to futures contracts, options and swap agreements is discussed in Note 3.

No single customer accounted for 10% or more of sales, or 10% or more of accounts receivable, for the nine month period ended September 30, 2005 and the year ended December 31, 2004.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize derivatives, as either assets or liabilities, on the balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

The Companies recognize all changes in the fair value of derivatives currently in earnings. The fair value of derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

2.              Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

The Companies enter into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts as well as the offsetting gain or loss on the hedged inventory item are recognized currently in earnings as either an increase or decrease in cost of sales. Ineffectiveness related to these hedging activities was immaterial at December 31, 2004.  At September 30, 2005, the amount of hedge ineffectiveness was approximately $500,000.

The Companies also use futures contracts and swaps to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Companies’ forward commitments. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

The Companies also market and sell natural gas. The Companies conduct business by entering into forward purchase commitments for natural gas only when they simultaneously enter into arrangements for the sale of product for physical delivery to third-party users. Through these transactions, which establish an immediate margin, the Companies seek to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

Guarantees

In 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). In certain instances, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

The Companies and certain of their owners (collectively the “guarantors”) have a cross-guarantee (the “guarantee”) for all outstanding debt recorded on the Companies’ combined financial statements with the exception of the “Fore River” debt.  See Note 6 for collateralization related to debt obligations. The guarantee was effective July 2, 2004, and will remain in effect until the maturity of the term loan in July of 2009.  See Note 13 for subsequent events including the retirement of the current credit facility and execution of a new credit facility in connection with the completion of the initial public offering.  The guarantors would be obligated to remit payment in satisfaction of the guarantee if any of the Companies are unable to make the required scheduled payments under the terms and conditions of the obligations.  The Companies have not recorded a liability for this guarantee at December 31, 2004 since FIN 45 does not apply to guarantees between entities under common control. Additionally, the members have guaranteed the revolving line of credit disclosed in Note 6. The revolving line of credit is also collateralized by all business assets of the guarantors.  See Note 13 for subsequent events including the retirement of the current credit facility and execution of a new credit facility in connection with the completion of the initial public offering.

FIN 45 also sets forth disclosure requirements for guarantees by a parent company on behalf of an owned subsidiary. GPC, from time to time, may issue guarantees on behalf of the Companies, in the normal course of business, related to purchase commitments and performance and excise tax bonding.  The guarantees generally arise in connection with an inventory purchase obligation. The nature of such guarantees is linked to the performance of the Companies meeting their respective underlying obligations. GPC would only be called upon to perform under the guarantee in the event of a default in payment by the Companies.

Financial Instruments

The fair value of the Companies’ financial instruments approximates carrying value, as of September 30, 2005 and December 31, 2004, due to the short-term and the variable interest rate nature of the financial instruments.

Reclassifications

Certain amounts in the prior years’ and quarters’ combined financial statements have been reclassified to conform to the current year presentation.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

3.              Derivative Financial Instruments

The composition and fair value of (obligations on) derivative instruments consist of the following:

	September 30, 2005	December 31, 2004

Forward contracts	$(86,383,956)	$(6,959,780)
Swaps, options and other, net	(14,569,803)	471,417
	$(100,953,759)	$(6,488,363)

The Companies have a daily margin requirement with their broker, based on the prior day’s market results on open futures contracts. The required brokerage margin balance was $16,365,000 and $8,537,748 at September 30, 2005 and December 31, 2004, respectively.

The Companies are exposed to credit loss in the event of nonperformance by counter parties of forward contracts, options and swap agreements, but the Companies have no current reason to expect any material nonperformance by any of these counter parties. Futures contracts, the primary derivative instrument utilized by the Companies, are traded on regulated exchanges, greatly reducing potential credit risks. Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. The Companies utilize primarily one broker for all derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is displayed on a net basis on the balance sheets.

4.              Property and Equipment

In September 2004, the Companies sold property and equipment related to RYTTSA’s involvement with the Companies for approximately $850,000. The Companies realized a net gain from the sale of approximately $304,000, which is classified in selling, general and administrative expenses in the accompanying financial statements.

In April 2004, the Companies acquired a terminal in Wethersfield, Connecticut from an unrelated third party in an asset purchase for approximately $226,000 and incurred approximately $93,000 of buyer related costs for an aggregate purchase price of approximately $319,000.

Depreciation expense allocated to cost of sales was approximately $416,000 and $440,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and approximately $1,241,000 and $1,040,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.  Depreciation expense allocated to selling, general and administrative expenses was approximately $147,000 and $228,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and approximately $438,000 and $744,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.

During the nine month period ended September 30, 2005, the Companies wrote off approximately $608,000 of fully depreciated assets which were no longer in service.  During 2004 the Companies wrote-off approximately $790,000 of fully depreciated assets, which were no longer in service.

5.     Intangible Assets

Intangible assets consist principally of customer relationships, acquired in connection with the Transaction, and are amortized on a straight-line basis over a weighted average estimated useful life of approximately nine years. Amortization of intangible assets charged to operations amounted to approximately $406,000 each for the three month periods ended September 30, 2005 and September 30, 2004, approximately $1,217,000 and $419,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively, and approximately $825,000 for the year ended December 31, 2004.  The Companies have not had any material changes in their intangible assets since December 31, 2004.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

6.              Notes and Advances Receivable

Certain affiliates of the Slifka family acquired certain outstanding interests in certain split dollar life insurance policies from Global Companies LLC and Affiliates for the aggregate amount of premiums that had been paid on these policies by Global Companies LLC and Affiliates on behalf of certain directors and their immediate family members.  Additionally, one split dollar life insurance policy was surrendered.  At the time of surrender, the cash value of the policy was less than the amount of premiums paid on it by Global Companies LLC and Affiliates, resulting in a loss of approximately $1,050,000 in the quarter ended September 30, 2005.

7.              Debt

Term Loan

In July of 2004 and in conjunction with the Transaction disclosed in Note 1, the members of the Companies entered into a $51,000,000 term loan agreement with a bank to finance the acquisition of RYTTSA’s ownership interest in the Companies and to refinance certain outstanding debt. As required by SEC Staff Accounting Bulletin No. 73, “Push Down of Parent Company Debt” (“SAB 73”) the Companies have reflected the term loan obligation and associated financing costs and interest expense in the combined financial statements beginning July 2, 2004.  The proceeds of the debt were expended as follows:

Payment to RYTTSA USA Inc.	$43,000,000
Advance to Global Petroleum Corp. (proceeds used to pay term note payable)	4,000,000
Repayment of Global Companies LLC note payable	3,545,000
Financing fees	455,000
Total	$51,000,000

Interest on the term loan is payable at the Eurodollar rate, plus 3%; or the bank’s base rate, plus 1%, at the Companies’ option (the average rate for the period ended September 30, 2005 was approximately 6.0% and the 2004 average rate was approximately 4.7%). The term loan was subsequently amended to change the commencement of repayment date to November 2005, and as of September 30, 2005, the final balloon payment remained due in July 2009. As a result of the amendment and following the subsequent events in connection with the initial public offering disclosed in Note 13, the Companies’ have classified the $51,000,000 term loan as a current liability at September 30, 2005. Costs directly associated with the financing of the term loan were capitalized and are being amortized over the life of the obligation. Interest expense for the three month periods ended September 30, 2005 and 2004 was $846,409 and $575,146, respectively, and $2,338,997 and $575,146 for the nine month periods ended September 30, 2005 and 2004, respectively. Accrued interest was approximately $39,000 at September 30, 2005 and $627,000 at December 31, 2004.  The Companies are also required to comply with certain financial covenants. Under the term loan agreement the Companies are restricted as to distributions of earnings. The Companies are allowed to make distributions to its members solely for the purposes of tax payments and honoring interest payments in connection with the term loan obligations. These distributions are limited by certain financial ratios and covenants.

See Note 13 for subsequent events including the retirement of the current credit facility and execution of a new credit facility in connection with the completion of the initial public offering.

As disclosed in Note 2, Guarantees, the term loan and revolving line of credit have cross guarantees between the Companies and certain of their owners. The term loan is collateralized by all business assets of each of the guarantors. The guarantee is effective for the entire term of the obligation. The guarantors would be obligated under their guarantees if any of GPC or certain other Slifka family entities were unable to make the required scheduled payments as they become due.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

7.              Debt (continued)

Revolving Line of Credit

The Companies along with its members are co-signors on a revolving line of credit agreement. Interest on the agreement is payable at the Eurodollar rate, plus 2%; the cost of funds rate, plus 2%; or the bank’s base rate, at the Companies’ option (the average rate for the nine month period ended September 30, 2005 was approximately 5.0% and the 2004 average rate was approximately 3.2%). Interest was paid currently at June 30, 2005. Accrued interest at September 30, 2005 was approximately $88,900. The agreement provided for borrowings up to $200,000,000; plus an overline of $50,000,000, for a total availability of $250,000,000. In November 2004, the agreement was amended to extend the total availability by an overline of $50,000,000 to a total availability of $300,000,000, which overline expired in March 2005. In August 2005, the agreement was again amended to extend the maturity date to November 2005 and to increase the borrowings to $300,000,000 by an additional overline of $50,000,000. The availability was reduced by the outstanding balance of approximately $139,900,000 and by letters of credit totaling approximately $36,550,000 at December 31, 2004. At September 30, 2005, the availability under the Companies’ revolving line of credit was reduced by the outstanding balance of approximately $160,700,000 and by letters of credit totaling approximately $74,800,000. The total remaining availability for borrowings and letters of credit was approximately $64,500,000 at September 30, 2005 and $123,550,000 at December 31, 2004.

The revolving line of credit is secured by certain current assets of the Companies and certain of their owners as part of the cross guarantees disclosed in Note 2. The Companies are required to comply with certain financial covenants and are allowed to make distributions to its members solely for the purposes of tax payments and honoring interest payments in connection with the term loan obligations. These distributions are limited by certain financial ratios and covenants.  In May 2005, the maturity date of the line was amended from July 2005 to October 2005, and in August 2005 the maturity date of the line was further extended to November 2005; accordingly, borrowings were classified as short-term in the accompanying December 31, 2004 balance sheet.  In connection with the completion of the initial public offering, the Companies retired the current credit facility and entered into a new credit facility with a four year term.  Accordingly, the revolving line of credit has been classified as long term in the accompanying September 30, 2005 balance sheet.

See Note 13 for subsequent events including the retirement of the current credit facility and execution of a new credit facility in connection with the completion of the initial public offering.

Term Note

The Companies had a $6,000,000 term note which was due on June 30, 2008. The note was secured by a first priority security interest in certain properties of the Companies. The remaining balance outstanding of $5,575,000 was paid in full in July 2004 with proceeds of $3,545,000 from the term loan along with a one time authorized draw on the Companies revolving line of credit for approximately $2,030,000. The Companies have no further obligation to the bank related to this term note. All remaining deferred financing costs associated with this note have been written off.

In 2001, the Companies purchased the Fore River Terminal in South Portland, Maine. The purchase price was approximately $3,400,000 and included issuance of a promissory note for $3,000,000, with a 7% interest rate. The note is secured by the property acquired. The note amortization commenced in June 2001 and extends through May 2008. Monthly payments of principal and interest are approximately $34,800.

Aggregate annual maturities of debt from September 30, 2005, excluding $160,700,000 due on the revolving line of credit, are as follows at September 30, 2005:

2006	$51,277,449
2007	328,404
2008	1,321,215
$52,927,068

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

8.              Employee Benefit Plans

The Companies have a qualified 401(k) Savings and Profit Sharing Plan that cover eligible employees. Contributions under the plan are determined annually, at the sole discretion of the Board of Directors. The Companies’ discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan can be equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s compensation. The Companies’ matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 25% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. The Companies’ contributions to the 401(k) Savings and Profit Sharing Plan totaled approximately $280,000 during 2004. There were no contributions to the profit-sharing portion of the 401(k) Savings and Profit Sharing Plan during the three and nine month periods ended September 30, 2005 and in 2004.  The Companies accrued $211,500 as of September 30, 2005 for their expected contribution to the 401(k) Savings Plan, as compared to approximately $194,000 at September 30, 2004.

In addition, the Companies have a qualified pension plan that covers all eligible employees. The Companies account for their defined benefit pension plan under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” which requires the estimating of such items as the long-term average return on plan assets, the discount rate and the rate of compensation increase. Such estimates require a significant amount of judgment. As a result, the Companies utilize the expertise of a third-party actuarial consultant to perform the calculations of the amounts related to their defined benefit pension plan to be recorded in the Companies’ combined financial statements. The Companies have not had any material changes in their benefit obligations under their pension plan and the fair value of the plan’s assets since December 31, 2004.

The Companies’ net periodic benefit cost for its defined benefit plan consists of the following components:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Components of net periodic benefit cost
Service cost	$513,712	$447,104
Interest cost	405,223	370,127
Expected return on plan assets	(412,852)	(374,474)
Amortization of transition obligation	—	12,546
Amortization of prior service cost	—	(14,939)
Net periodic benefit cost	$506,083	$440,364

Non-qualified Pension Plan

The Companies have a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $132,000 per year for the period from 2005 through 2009 and an aggregate amount of $1,166,000 thereafter. The Companies had a discounted obligation of approximately $1,270,000 and $1,368,000 recorded in accrued expenses and other current liabilities at September 30, 2005 and December 31, 2004, respectively.

9.              Commitments and Contingencies

The Companies are subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims. During 2004, the Companies entered into a settlement with the U.S. Department of Justice and the Environmental Protection Agency (“EPA”) related to noncompliance with certain alleged EPA regulations.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

9.              Commitments and Contingencies (continued)

Under the terms of the settlement, the claim is fully and completely resolved and payment was made in the first quarter of 2005. The Companies recorded the entire $500,000 for this obligation during 2004.

Leases of Office Space and Computer Equipment

The Companies also have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. Total future minimum payments under leases with non-cancelable terms of one year or more from September 30, 2005 are as follows:

2005	$854,255
2006	767,975
2007	639,496
2008	157,950
$2,419,676

Total expenses under these lease arrangements amounted to approximately $342,000 and $329,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and $985,000 and $1,005,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.

Terminal and Throughput Leases

The Companies also entered into terminal and throughput lease arrangements, which we amend from time to time, with various unrelated oil terminals. Certain arrangements have minimum usage requirements. The arrangements with non-cancelable terms of one year or more have future minimum lease, sublease and throughput commitments from September 30, 2005 as follows:

	Lease Commitments	Sublease Commitments	Total

2006	$5,389,202	$(2,036,955)	$3,352,247
2007	2,578,191	(972,756)	1,605,435
2008	1,333,928	(729,567)	604,361
	$9,301,321	$(3,739,278)	$5,562,043

The Companies also enter into throughput service arrangements with unrelated third parties. These agreements range from two to five years and allow the Companies to utilize terminal facilities for the receipt, distribution and storage of refined petroleum products. The Companies’ required annual minimum volume approximated 117,000,000 gallons under these throughput arrangements during 2004.  During the nine-month period ended September 30, 2005, the Companies entered into four new throughput agreements with an aggregate required annual minimum volume of approximately 96,300,000 gallons.

Purchase Commitments

The minimum volume purchase requirements from September 30, 2005 through September 30, 2007 under the Companies’ existing supply agreements are approximately 425,000,000 gallons. During the nine month periods ended September 30, 2005 and September 30, 2004, the Companies purchased approximately 537,600,000 and 4,800,000 gallons of product, respectively, under the Companies’ supply agreements, which included fulfillment of the Companies’ minimum purchase obligations thereunder, for approximately $731,800,000 and $5,500,000, respectively.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

10.       Related-Party Transactions

The Companies have a ten-year, non-cancelable terminal facility agreement with GPC, expiring in December of 2008. The agreement is accounted for as an operating lease. Total future minimum payments from September 30, 2005, which have an annual consumer price index adjustment, are as follows:

2005	$7,261,860
2006	7,261,860
2007	7,261,860
2008	1,815,465
$23,601,045

In connection with the consummation of Global Partners LP’s initial public offering, the Companies entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2013 (See Note 13).

The expense under this agreement, which included $120,931 of deferred rent expense calculated under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and $254,500 of annual consumer price index adjustment (2004 only), was approximately $1,937,000 and $1,909,000 for the three month periods ended September 30, 2005 and September 30, 2004, respectively, and approximately $5,810,000 and $5,728,000 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively, and $7,637,210 in 2004.

GPC provides certain terminal operating management services to the Companies and uses certain administrative, accounting and information processing services of the Companies. The expense from these services was approximately $16,000 and $50,000 for the three and nine month periods ended September 30, 2005, respectively, and approximately $16,000 and $50,000 for the three and nine month periods ended September 30, 2004, respectively, and approximately $67,000 in 2004.  These affiliate charges have been recorded in selling, general and administrative expenses in the accompanying statements of operations.  In connection with the consummation of Global Partners LP’s initial public offering, the Companies entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007 (See Note 13).

The Companies also provide certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Companies that is 90% owned by members of the Slifka family. The income from these services was, approximately $80,000 and $240,000 for the three and nine month periods ended September 30, 2005, respectively, and approximately $80,000 and $240,000  for the three and nine month periods ended September 30, 2004, respectively, and approximately $320,000 in 2004. These intercompany fees have been recorded as an offset to selling, general and administrative expenses in the statements of operations.  In connection with the consummation of Global Partners LP’s initial public offering, the Companies entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007 (See Note 13).

The Companies sell refined petroleum products to Alliance and to RYTTSA, at arm’s length and at prevailing market prices at the time of delivery. The tables below present sales of refined petroleum products to Alliance and receivables incurred in connection with a shared services agreement between Alliance and the Companies. Also presented below are receivables incurred in connection with other transactions with affiliates.

	Nine Months Ended September 30,
	2005	2004

Sales to Alliance	$14,625,169	$12,104,037
Sales to RYTTSA	—	19,560,314

	September 30, 2005	December 31, 2004

Receivables from Alliance	2,282,197	1,487,230
Receivables from GPC	4,216,644	4,690,332

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

10.       Related-Party Transactions (continued)

Repsol YPF Trading & Transport, S.A., the parent of RYTTSA USA Inc., previously assigned a general manager to assist in administration of the Companies’ operations in Waltham, Massachusetts. The Companies were charged, by Repsol YPF Trading & Transport, S.A., for certain service costs, payroll tax expenses and other incidental costs associated with the duties of the general manager.  Upon completion of the Transaction, the general manager was relocated by RYTTSA USA Inc. and no additional costs were incurred from July 2, 2004.

11.       Distributions and Bonuses

In April and September 2005, consistent with past practice, Global Companies LLC made distributions to its members to assist in repayment of taxes from income derived from such interests during the nine months ended September 30, 2005.  The distributions were approximately $7,500,000 and $4,400,000, respectively.

In September 2005, the Companies paid an aggregate amount of approximately $3,100,000 as a special bonus for services rendered by certain officers and employees in connection with the organization of Global Partners LP and its initial public offering.

12.  Segment Reporting

The Companies are wholesale and commercial distributors of distillates, gasoline, residual oil and bunker fuel whose business is organized within two operating segments (Wholesale and Commercial), based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. In the Wholesale segment the Companies sell home heating oil, diesel, kerosene, unbranded gasoline and residual oil to wholesalers, retailers and commercial customers. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Companies own or control or with which they have throughput arrangements.

The Commercial segment includes (i) sales of home heating oil, diesel, kerosene, unbranded gasoline and residual oil to customers in the public sector through competitive bidding and to large commercial and industrial customers, (ii) custom blended residual oil and distillates delivered by bunker barges or from a terminal dock and (iii) customers including federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Companies generally arrange the delivery of the product to the customer’s designated location. Although the Companies own three trucks, which they use for this and other purposes, they typically hire third-party common carriers to deliver the product.

The Companies evaluate segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest. Based on the way the chief operating decision maker manages the business, it is not reasonably possible for the Companies to allocate the components of operating costs and expenses between the reportable segments. Additionally, due to the commingled nature and uses of the Companies’ assets, it is not reasonably possible for the Companies to allocate assets between the two segments. There were no intersegment sales for any of the years of periods presented below.

Summarized financial information for the Companies’ reportable segments is presented in the table that follows for each of the periods presented.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

12.  Segment Reporting (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Wholesale Segment:
Sales	$775,022,250	$614,666,412	$2,486,367,922	$1,946,614,498
Net product margin (1)
Distillates	$7,638,139	$4,820,849	$24,718,679	$22,014,261
Gasoline	4,437,546	2,023,232	11,581,455	6,124,279
Residual oil	3,379,963	1,940,556	15,817,956	12,155,613
Total	$15,455,648	$8,784,637	$52,118,090	$40,294,153
Commercial Segment:
Sales	$79,830,491	$55,601,936	$283,761,213	$234,890,156
Net product margin (1)	3,909,748	3,997,793	10,951,983	12,055,664
Combined sales and net product margin:
Sales.	$854,852,741	$670,268,348	$2,770,129,135	$2,181,504,654
Net product margin (1)	19,365,396	12,782,430	63,070,073	52,349,817
Depreciation allocated to cost of sales	415,248	439,641	1,240,601	1,039,716
Combined gross profit:	$18,950,148	$12,342,789	$61,829,472	$51,310,101

A reconciliation of the totals reported for the reportable segments to the applicable line items in the combined financial statements is as follows:

Combined gross profit	$18,950,148	$12,342,789	$61,829,472	$51,310,101
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	11,644,035	7,667,308	29,426,773	23,260,333
Operating expenses	4,707,362	4,824,882	14,617,768	14,270,845
Amortization expenses	405,701	405,701	1,217,103	419,033
Total operating costs and expenses	16,757,098	12,897,891	45,261,644	37,950,211
Operating income (expense)	(2,193,050)	(555,102)	16,567,828	13,359,890
Interest expense	3,190,951	1,645,786	7,168,642	2,808,634
Other expense	1,049,969	—	1,049,969	—
Net income (loss)	$(2,047,870)	$(2,200,888)	$8,349,217	$10,551,256

(1)   Net product margin is a supplemental non-GAAP financial measure used by management and external users of the Companies’ financial statements to assess product costs associated with the Companies’ business. The table above also reconciles net product margin on a combined basis to gross profit and net income, the most directly comparable GAAP measures.

Total capital expenditures for the three month periods ended September 30, 2005 and September 30, 2004 were approximately $411,000 and $465,000, respectively.  Total capital expenditures for the nine month periods ended September 30, 2005 and September 30, 2004 were approximately $1,037,000 and $1,301,000, respectively.

There were no foreign net sales for the three and nine month periods ended September 30, 2005 and September 30, 2004.  The Companies have no foreign assets.

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

13.       Subsequent Events

On May 10, 2005, a Registration Statement on Form S-1 was filed with the SEC relating to a proposed underwritten initial public offering of limited partner interests in Global Partners LP (“Global Partners”).  Global Partners was formed to acquire, own, and operate the businesses previously conducted by the Companies.

On September 28, 2005, Global Partners priced 5,635,000 common units representing limited partner interests of Global Partners (“Common Units”) for the initial public offering, and on September 29, 2005 Global Partners’ Common Units began trading on the New York Stock Exchange under the symbol “GLP”.  On October 4, 2005, Global Partners closed its initial public offering of 5,635,000 Common Units at a price of $22.00 per Common Unit, which included a 735,000 Common Unit over-allotment option that was exercised by the underwriters.  Total proceeds from the sale of the Common Units were $123,970,000, before offering costs and underwriting discounts.  The net proceeds from the exercise of the underwriters’ over-allotment option were used to redeem Common Units from affiliates of Global GP LLC (Global Partners’ general partner; hereinafter, the “General Partner”).  Slifka family affiliates own a 51.1% interest in Global Partners, including the general partner interest.  The initial public offering represented the sale of a 48.9% interest in Global Partners.

In connection with the completion of Global Partners’ initial public offering, Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Operating Subsidiaries”) became wholly-owned subsidiaries of Global Operating LLC, a wholly owned subsidiary of Global Partners, pursuant to a Contribution, Conveyance and Assumption Agreement by and among the General Partner, Global Operating LLC, the Operating Subsidiaries, GPC, Larea Holdings LLC, Larea Holdings II LLC, Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation.  On October 5, 2005, Global Montello Group LLC converted from a Delaware limited liability company to a Delaware corporation now known as Global Montello Group Corp.

Additionally:

(a)               Global Partners, the General Partner, Global Operating LLC and the Operating Subsidiaries (collectively, the “Partnership Group”) and certain Slifka family affiliates entered into an Omnibus Agreement pursuant to which the Partnership Group became entitled to certain non-competition and indemnification protections;

(b)              The Partnership Group entered into a new four-year senior secured credit agreement in an aggregate principal amount of up to $400.0 million and repaid the then outstanding borrowings under the then existing revolving credit facility of the Companies. There are three facilities under the new credit agreement:

•                                          a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of Global Partners’ borrowing base and $350.0 million, of which $50.0 million is available each year only during the period between September 1st and June 30th;

•                                          a $35.0 million acquisition facility to be used for funding acquisitions similar to Global Partners’ business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•                                          a $15.0 million revolving credit facility to be used for Global Partners’ general partnership purposes, including payment of distributions to our unitholders.

(c)               Using proceeds from the sale of Common Units in the initial public offering, the Companies repaid $51.0 million of outstanding indebtedness under a term loan of GPC and certain other Slifka family entities guaranteed by affiliates of GPC, including Global Companies and Affiliates.

(d)              Global Partners’ Long-Term Incentive Plan became effective for employees, consultants and directors of the General Partner and employees and consultants of affiliates of Global Partners who perform services for the Partnership Group;

(e)               The Operating Subsidiaries entered into an Amended and Restated Shared Services Agreement with GPC pursuant to which the Operating Subsidiaries committed to provide GPC with certain accounting, treasury, legal, information technology, human resources and financial operations support, and GPC committed to provide the Operating Subsidiaries with certain terminal, environmental and operational support services;

(f)                 Global Companies LLC and Alliance entered into an Amended and Restated Shared Services Agreement pursuant to which Global Companies LLC committed to provide Alliance with certain accounting, treasury, legal, information technology, human resources and financial operations support;

GLOBAL COMPANIES LLC AND AFFILIATES (PREDECESSOR)

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

13.       Subsequent Events (continued)

(g)              Global Companies LLC, Global Montello Group Corp. and GPC entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with respect to the refined petroleum products storage terminal located in Revere, Massachusetts that is owned by GPC; and

(h)              The General Partner and Eric Slifka entered into an employment agreement.

Effective November 10, 2005, the Partnership Group amended its four-year senior secured credit agreement to increase the $350.0 million working capital revolving credit facility by $100.0 million as follows:

•                                          Increase the permanent working capital revolving credit facility commitment amount by $50.0 million, from $300.0 million to $350.0 million; and

•                                          Add a second seasonal overline facility (available each year only during the period between September 1st and June 30th) of $50.0 million, which would bring the combined seasonal overline availability from $50.0 million to $100.0 million.

After the closing of the $100.0 million increase, the aggregate amount of the facilities is $500.0 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC, the predecessor of Global Partners LP (collectively, “Global Companies LLC and Affiliates”) should be read in conjunction with the combined financial statements of Global Companies LLC and Affiliates (Predecessor) and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  Such statements may discuss future expectations for or contain projections of results of operations, financial condition or our ability to make distributions to unitholders or state other “forward-looking” information.  Forward-looking statements are not guarantees of performance.  Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document.  These risks and uncertainties include, among other things:

•                  We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•                  Warmer weather conditions could adversely affect our results of operations and cash available for distribution to our unitholders.

•                  Our risk management policies cannot eliminate all commodity risk.  In addition, any non-compliance with our risk management policies could result in significant financial losses.

•                  We are exposed to trade credit risk in the ordinary course of our business activities.

•                  Due to our lack of asset and geographic diversification, adverse developments in the terminals that we use or in our operating areas would reduce our ability to make distributions to our unitholders.

•                  We are exposed to performance risk in our supply chain.

•                  Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

•                  Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or initially to remove our general partner without its consent, which could lower the trading price of our common units.

•                  You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained under the caption “Risk Factors” in our prospectus dated September 28, 2005 as filed with the Securities and Exchange Commission on September 29, 2005 pursuant to Rule 424(b) of the Securities Act of 1933.  We refer you to that filing for that additional information regarding our risks and uncertainties.

All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in New England.  We are one of the largest wholesale distributors of distillates (such as home heating oil, diesel and kerosene), gasoline, and residual oil and bunker fuel to wholesalers, retailers and commercial customers in New England.  We are also one of the largest wholesale marketers of home heating oil in New England.

We purchase our refined petroleum products primarily from domestic and foreign refiners, traders and producers and sell these products in two segments, Wholesale and Commercial.  Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the New York Mercantile Exchange (“NYMEX”) or derivatives to hedge our commodity risk inherent in buying and selling energy commodities.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

On October 4, 2005, we closed our initial public offering of 5,635,000 common units (including 735,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option) representing a 48.9% limited partner interest in us.  In connection with the closing of this offering, (1) Global Companies LLC distributed $45.3 million in cash to those affiliates of the Slifka family holding 100% of the ownership interests in Global Companies LLC and (2) Global Petroleum Corp., Montello Oil Corporation, Larea Holdings, LLC, Larea Holdings II, LLC, Chelsea Terminal Limited Partnership and Sandwich Terminal, L.L.C. contributed all of their ownership interests in Global Companies LLC and Affiliates to us.

Proceeds from the sale of common units in the initial public offering were used in part to repay $45.3 million of borrowings under our existing revolving credit facility and $51.0 million of outstanding indebtedness under a term loan of Global Petroleum Corp. and certain other Slifka family entities guaranteed by affiliates of Global Petroleum Corp., including Global Companies LLC and Affiliates.  Please read “—Initial Public Offering”

At September 30, 2005 we had a ten-year, non-cancelable terminal facility agreement with Global Petroleum Corp. expiring on December 31, 2008.  In connection with the initial public offering, the term of this agreement was extended until December 31, 2013.  Pursuant to a Shared Services Agreement, Global Petroleum Corp. provides certain terminal operating management services to us, and we provide certain administrative, accounting and information processing services to Global Petroleum Corp.

Products and Operational Structure

Our products include distillates, gasoline and residual oil and bunker fuel.  The distillates we sell are used primarily for space heating of residential and commercial buildings and as fuel for trucks and off-road construction equipment.  We sell unbranded gasoline, diesel and heating oil under agreements with major suppliers of refined petroleum products.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in there manufacturing processes.  We sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.

Our business is divided into two segments:

•                                          Wholesale.  This segment includes sales of distillates, unbranded gasoline and residual oil to home heating oil retailers, retail gasoline station operators and wholesale distributors.

•                                          Commercial.  This segment includes sales and deliveries of distillates, unbranded gasoline, residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms. This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets delivered by bunker barges.

Our business activities are substantially comprised of purchasing, terminalling, storing and selling refined petroleum products.  We believe that the combination of our terminalling and storage activities, together with our marketing activities, provides a balance that has a stabilizing effect on our results of operations and cash flow.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months.  In a backwardated market (when product prices for future deliveries are lower than for current deliveries) because of our high turnover of inventory, we are able to minimize our inventories and commodity risk while attempting to maintain or increase marketing margins.

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our primary short-term concerns and uncertainties are as follows:

•                                          We have no history operating as a public company and will incur substantial costs as a result of becoming a public company.  As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, has required changes in corporate governance practices of public companies. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance, and we may have to reduce policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as we have obtained historically. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

•                                          We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions.  Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses. In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management has also expanded its efforts to pursue businesses that are closely related to or significantly intertwined with our existing lines of business. Growth in our cash flow per unit may depend on our ability to make accretive acquisitions. We may be unable to make such accretive acquisitions for a number of reasons, including the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate acquisitions, which at the time of consummation we believe will be accretive, but which ultimately may not be accretive. If any of these events were to occur, our future growth would be limited. We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.  Our results of operations and financial condition, as well as those of our competitors, will depend in part upon certain economic or industry-wide factors, including the following:

•                                          Warmer weather conditions could adversely affect our results of operations and financial condition.  Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, weather conditions have a significant impact on the demand for both home heating oil and residual oil. As a result, warmer than normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales and, consequently, could adversely affect our results of operations.

•                                          Our financial results are seasonal and generally better in the first and fourth quarters of the calendar year. Demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of our sales during these winter months. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders.

•                                          Energy efficiency, new technology and alternative fuels, natural gas in particular, could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels. Due in part to support for conversion to natural gas on environmental grounds, some industrial residual oil users have switched to natural gas. Those end users who are dual-fuel users have the ability to switch between residual oil and natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch to natural gas, or over the long-term, may convert to natural gas. Such switching or conversion could have an adverse effect on our results of operations and financial condition.

•                                          New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our results of operations and financial condition.  Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

•                                          Consolidation of the New England supply network.  In recent years, major terminals have been acquired and their former owners have reduced or eliminated operations in the wholesale market. The largest terminals, which form the core of the region’s supply network, are still operating but are owned by fewer companies.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include: (1) net product margin, (2) gross profit, (3) operating expenses, (4) selling, general and administrative expenses (“SG&A”), (5) heating degree days and (6) EBITDA.

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales include sales of distillates, unbranded gasoline, residual oil and bunker fuel and natural gas.  Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs to bring such products to the point of sale.

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales include sales of distillates, unbranded gasoline, residual oil and bunker fuel and natural gas.  Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs to bring such products to the point of sale.

Operating Expenses

Operating expenses are costs associated with the operation of the terminals used in our business.  Lease payments and storage expenses, maintenance and repair, utilities, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  These expenses remain relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

Selling, General and Administrative Expenses

Our SG&A expenses include marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonus, non-interest financing costs, professional fees and information technology expenses.  After completion of this offering, we will incur additional expenses related to being a public company, most of which will be the result of increased accounting and legal fees.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption.  Degree days are based on how far the average temperature departs from a human comfort level of 65°F.  Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day.  Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual.  Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center.  For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service at its Logan International Airport station in Boston, Massachusetts.

EBITDA

EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

•                                          our compliance with certain financial covenants included in our debt agreements;

•                                          our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

•                                          our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

•                                          our operating performance and return on invested capital as compared to those of other companies in the wholesale marketing and distribution of refined petroleum products business, without regard to financing methods and capital structure; and

•                                          the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income and operating income.

Three Months Ended September 30, 2004 and 2005; Nine Months Ended September 30, 2004 and 2005

For the three months ended September 30, 2005, combined gross profits were $19.0 million, an increase of 54.5% from $12.3 million in the comparable period of 2004, and sales increased 27.5% to $854.9 million from $670.3 million in the comparable period of 2004.  For the nine months ended September 30, 2005, combined gross profits were $61.8 million, an increase of 20.5% from $51.3 in the comparable period of 2004, and sales increased 27.3% to $2.8 billion from $2.2 billion in the comparable period of 2004.  The increase in each of these periods was primarily due to higher margins and favorable pricing of refined petroleum products.

The following table presents our EBITDA, gross profit, sales, volume and net product margin by segment and information on the weather conditions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(gallons and dollars in millions)

EBITDA (1)	$2.1	$0.5	$18.4	$15.6

Wholesale Segment:
Volume (gallons)	425.1	522.7	1,638.6	1,849.0
Sales	$775.0	$614.7	$2,486.3	$1,946.6
Net product margin (2)
Distillates	$7.6	$4.8	$24.7	$22.0
Gasoline	4.4	2.0	11.6	6.1
Residual oil	3.4	2.0	15.8	12.2
Total	$15.4	$8.8	$52.1	$40.3
Commercial Segment:
Volume (gallons)	62.1	64.8	263.3	286.7
Sales	$79.9	$55.6	$283.8	$234.9
Net product margin (2)	4.0	3.9	10.9	12.0
Combined sales and net product margin:
Sales	$854.9	$670.3	$2,770.1	$2,181.5
Net product margin (2)	19.4	12.7	63.0	52.3
Depreciation allocated to cost of sales	0.4	0.4	1.2	1.0
Combined gross profit:	$19.0	$12.3	$61.8	$51.3

Weather conditions
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	42	64	3,985	3,866
Variance from normal heating degree days	(56.3)%	(33.3)%	6.3%	3.1%
Variance from prior year actual heating degree days	(34.4)%	88.2%	3.1%	(8.1)%

(1)          EBITDA is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess:  (a) our compliance with certain financial covenants included in our debt agreements; (b) our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis; (c) our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners; (d) our operating performance and return on invested capital as compared to those of other companies in the wholesale marketing and distribution of refined petroleum products business, without regard to financing methods and capital structure; and (e) the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.  EBITDA excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies.  The table below reconciles EBITDA to the most directly comparable GAAP financial measures, on a historical basis, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in millions)
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$(2.0)	$(2.2)	$8.3	$10.6
Add:
Depreciation and amortization	0.9	1.1	2.9	2.2
Interest expense	3.2	1.6	7.2	2.8
Income tax expense	—	—	—	—
EBITDA	$2.1	$0.5	$18.4	$15.6

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow from operating activities	$(43.3)	$(34.5)	$(2.4)	$(61.6)
Add:
Increase in operating assets and liabilities	42.2	33.4	13.6	74.4
Interest expense	3.2	1.6	7.2	2.8
EBITDA	$2.1	$0.5	$18.4	$15.6

(2)                Net product margin is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess product costs associated with our business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our sales increased by $184.6 million, or 27.5%, to $854.9 million.  The increase was driven by an increase in refined petroleum product prices despite a 100.3 million gallon, or 17.1% decrease, to 487.2 million gallons in aggregate volume of product sold.  The decrease in aggregate volume sold includes a 75.4 million gallon decrease in distillates, an 18.3 million gallon decrease in gasoline and an 8.0 million gallon decrease in residual oil.  This decrease in volume was offset in part by an increase of 3.5 million gallons sold in bunker fuel.  As detailed in the following disclosures by segment, our gross profits for the three month period ended September 30, 2005 as compared to the three month period ended September 30, 2004 increased by $6.7 million, or 54.5%, to $19.0 million, and our gross profit for the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004 increased by $10.5 million, or 20.5%, to $61.8 million.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our sales increased by $588.6 million, or 27.0%, to $2,770.1 million. The increase was driven by an increase in refined petroleum product prices despite a 233.8 million gallon, or 10.9% decrease, to 1,901.9 million gallons in aggregate volume of product sold.  The decrease in aggregate volume sold includes a 194.6 million gallon decrease in distillates, a 21.5 million gallon decrease in gasoline and a 21.9 million gallon decrease in residual oil. This decrease in volume was offset in part by an increase of 7.0 million gallons sold in bunker fuel.  Our gross profit for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 increased by $10.5 million, or 20.5%, to $61.8 million.

Wholesale Segment

Distillates.  For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, Wholesale distillate sales increased by 7.9% due to an increase in distillate prices despite a 29.3% decrease in distillate volume sold.  We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions to local competitors.  Our net product margin contribution from distillate sales increased by $2.8 million, or 58.3%, to $7.6 million as a result of increased blending activities and our ability to pass through to customers our increased costs related to sales.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, Wholesale distillate sales increased by 26.2% due to an increase in distillate prices despite a 15.7% decrease in distillate volume sold.  We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions to local competitors.  Our net product margin contribution from distillate sales increased by $2.7 million, or 12.3%, to $24.7million as a result of increased blending activities and our ability to pass through to customers our increased costs related to sales.  Additionally, although the nine month period ended September 30, 2005 was 3.1% colder than the same nine month period in 2004, the three month period ended March 31, 2005, which comprises approximately one-half of the winter heating oil season in New England, was 1.6% warmer than the three month period ended March 31, 2004.

Gasoline.  For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, Wholesale gasoline sales increased by 43.3% due to an increase in gasoline prices, despite a 7.7% decrease in gasoline volume sold.  Our net product margin from gasoline sales increased by $2.4 million, or 120.0%, to $4.4 million.  We attribute this increase in net product margin to an increase in our per unit margin as a result of our marketing efforts to increase sales to higher margin customers and our expanded use of our bulk storage capacity to store product in a contango market.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, Wholesale gasoline sales increased by 29.8% due to an increase in gasoline prices, despite a 3.7% decrease in gasoline volume sold. Our net product margin from gasoline sales increased by $5.5 million, or 90.2%, to $11.6 million.  We attribute this increase in net product margin to an increase in our per unit margin as a result of our marketing efforts to increase sales to higher margin customers and our expanded use of our bulk storage capacity to store product in a contango market.

Residual Oil.  For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, Wholesale residual oil sales increased by 79.5% as a result of an increase in residual oil prices despite a 13.0% decrease in residual oil volume sold.  Net product margin contribution from residual oil sales increased by $1.4 million, or 70.0%, to $3.4 million, primarily due to the increase in our per unit margin of residual oil sold.  We attribute the decline in volume of residual oil sold to reduced customer heat load requirements due to warmer weather conditions and reduced demand for our products due to the closure of plants and/or reductions in production by certain cyclical industry participants, such as paper mills, in our territory.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, Wholesale residual oil sales increased by 32.5% as a result of an increase in residual oil prices despite an 11.1% decrease in residual oil volume sold.  Net product margin contribution from residual oil sales increased by $3.6 million, or 29.5%, to $15.8 million, primarily due to the increase in our per unit margin of residual oil sold.   We attribute the decline in volume of residual oil sold to reduced customer heat load requirements due to warmer weather conditions and reduced demand for our products due to the closure of plants and/or reductions in production by certain cyclical industry participants, such as paper mills, in our territory.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 83.8% and 84.3% of total volume sold in the three months ended September 30, 2004 and 2005, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our Commercial residual oil and bunker fuel sales increased by 45.3% due to an increase in the price of residual oil and bunker fuel despite a 3.7% decrease in volume sold.  We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory.  This decrease in volume sold was offset in part by an increase in the volume of bunker fuel sold as a result of our continuing efforts to develop our current bunker business and expand into new bunker markets.

In our Commercial segment, residual oil accounted for approximately 79.7% and 83.5% of total volume sold in the nine months ended September 30, 2004 and 2005, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our Commercial residual oil and bunker fuel sales increased by 26.8% due to an increase in the price of residual oil and bunker fuel despite a 3.9% decrease in volume sold.  We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory.  This decrease in volume sold was offset in part by an increase in the volume of bunker fuel sold as a result of our continuing efforts to develop our current bunker business and expand into new bunker markets.

Expenses

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our operating expenses decreased by $0.1 million, or 2.1%, to $4.7 million.  The primary factors contributing to this decrease include $0.2 million of rental income related to a new sublease agreement at the terminal in Revere, Massachusetts and a $0.1 million decrease in real estate taxes at New Bedford, Massachusetts, which offset an increase of $0.1 million in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island and $0.2 million of repair expenses at the terminal in Chelsea, Massachusetts.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our operating expenses increased by $0.3 million, or 2.4%, to $14.6 million.  The primary factors contributing to this increase include $0.1 million of operating expenses at the terminal in Wethersfield, Connecticut and a $0.4 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island.  In addition, repair expenses at our terminal operations in New Haven, Connecticut and New Bedford and Chelsea, Massachusetts were $0.2 million.  These expenses were in part offset by a $0.1 million decrease in real estate taxes at New Bedford and rental income of $0.2 million at the terminal in Revere, Massachusetts.

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our SG&A expense increased by $3.9 million, or 50.6%, to $11.6 million, due primarily to the payment of approximately $3.1 million as a special bonus for services rendered by certain officers and employees in connection with the organization of Global Partners LP.  In addition, bonuses, executive salaries and owner-related expenses increased by $0.5 million, and legal, consulting and banking services and fees increased by $0.1 million.  Of the foregoing increases in expenses, $0.2 million of executive salaries and owner related expenses and $0.1 million of legal, consulting and banking services and fees are non-recurring expenses.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our SG&A expense increased by $6.1 million, or 26.2%, to $29.4 million, due primarily to the payment of approximately $3.1 million as a special bonus for services rendered by certain officers and employees in connection with the organization of Global Partners LP.  In addition, bonuses, executive salaries and owner-related expenses increased by $2.0 million, legal, consulting and banking services and fees increased by $0.5million, an additional $0.4 million was incurred for expansion of marketing operations, and an additional $0.1 million was incurred for the now fully staffed natural gas marketing operation.  SG&A expense for the nine months ended September 30, 2004 was diminished by a $0.3 million gain on the sale of a residence used to house a foreign executive officer prior to the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. Of the foregoing increases in expenses, $0.5 million of executive salaries, $0.3 million of legal, consulting and banking services and fees, and $0.1 million of expenses related to the expansion of our marketing operations are non-recurring expenses.

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our amortization expense was unchanged at $0.4 million.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our amortization expense increased by $0.8 million to $1.2 million. This increase is a result of the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

For the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, our interest expense increased by $1.6 million, or 100.0%, to $3.2 million. We attribute $1.3 million of this increase to a rise in the market prices for products and the resulting increased costs of carrying inventory and accounts receivable, and $0.3 million to the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our interest expense increased by $4.4 million, or 157.1%, to $7.2 million. We attribute $2.7 million of this increase to a rise in the market prices for products and the resulting increased costs of carrying inventory and accounts receivable, and $1.7 million to the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

Other Expenses

Certain affiliates of the Slifka family acquired certain outstanding interests in certain split dollar life insurance policies from Global Companies LLC and Affiliates for the aggregate amount of premiums that had been paid on these policies by Global Companies LLC and Affiliates on behalf of certain directors and their immediate family members.  Additionally, one split dollar life insurance policy was surrendered.  At the time of surrender, the cash value of the policy was less than the amount of premiums paid on it by Global Companies LLC and Affiliates, resulting in a loss of approximately $1,050,000 in the quarter ended September 30, 2005.

Liquidity and Capital Resources

Liquidity

In connection with the closing of our initial public offering on October 4, 2005, we, our general partner, our operating company and Global Companies LLC and Affiliates entered into a four-year senior secured credit agreement in an aggregate principal amount of up to $400.0 million and repaid the remaining outstanding borrowings under our then-existing revolving credit facility.  Please read “—New Credit Agreement.”

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements. Cash generated from operations and our revolving credit facility provides our primary sources of liquidity. At September 30, 2005, we had working capital of approximately $144.7 million.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at September 30, 2005 are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-term debt obligations	$53,277	$51,487	$1,790	$—	$—
Operating lease obligations	35,321	13,505	19,843	1,973	—
Other long-term liabilities	5,574	228	583	827	3,936
Total	$94,172	$65,220	$22,216	$2,800	$3,936

In addition to the obligations described in the above table, we have minimum volume purchase requirements at September 30, 2005.  Pricing is based on spot prices at time of purchase.  Please read Note 9 of the Notes to the financial statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of or sales generated by existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address environmental regulations. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

During the three months and nine months ended September 30, 2005, we incurred a total of approximately $0.4 million and $1.0 million in maintenance capital expenditures, respectively, of which approximately 64.1% and 26.4% were related to environmental matters, respectively. We have budgeted maintenance capital expenditures for our operations of $2.0 million for the three months ended December 31, 2005, of which approximately 23% is expected to be used for environmental matters.

We anticipate that these capital expenditures will be funded with cash generated by operations.  We anticipate that future capital improvement requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.  We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity.

Cash Flows

	Nine Months Ended September 30
	2005	2004

Net cash used in operating activities	$(2,376,157)	$(61,564,568)
Net cash used in investing activities	$(892,945)	$(441,470)
Net cash provided by financing activities	$8,699,192	$58,036,218

Net cash used in operating activities for the nine months ended September 30, 2005 reflects increased trade credit as we expanded our business during a period of increased product prices. For example, in the case of No. 2 home heating oil, which accounts for the largest portion of our sales, quarter-end prices as reflected on NYMEX increased by 48.5% from September 30, 2004 to September 30, 2005.

Net cash used in financing activities for the nine months ended September 30, 2005 reflects the use of our revolving credit facility to finance business expansion, as well as the payment of tax distributions to Global Petroleum Corp. and other Slifka family entities

Our net cash provided by both operating and financing activities in the nine months ended September 30, 2005 reflects the increase in borrowings under our working capital facility, increases in trade credit and amounts received from the NYMEX for net positive variation margins in our hedging program to support increases in inventories resulting from higher commodity prices.

New Credit Agreement

In connection with the closing of our initial public offering on October 4, 2005, we, our general partner, our operating company and Global Companies LLC and Affiliates entered into a four-year senior secured credit agreement in an aggregate principal amount of up to $400.0 million and repaid the remaining outstanding borrowings under our then-existing revolving credit facility. As of September 30, 2005 we had borrowings outstanding under our then-existing revolving credit facility of $160.7 million and outstanding letters of credit of $74.8 million, for a total indebtedness of $235.5 million.

Effective November 10, 2005, we, our general partner, our operating company and our operating subsidiaries amended the four-year senior secured credit agreement to increase the $350.0 million working capital revolving credit facility by $100.0 million.  After the closing of the $100.0 million increase, the aggregate amount of the facilities is $500.0 million.

The new credit agreement is available to fund working capital, make acquisitions and provide payment for general partnership purposes.  There are three facilities under our credit agreement:

•                                          a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $450.0 million, of which $100.0 million is available each year only during the period between September 1st and June 30th;

•                                          a $35.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•                                          a $15.0 million revolving credit facility to be used for general partnership purposes, including payment of distributions to our unitholders.

Our obligations under the credit agreement are secured by substantially all of our assets.

Indebtedness under the credit agreement is guaranteed by us and our general partner.  Indebtedness under the new credit agreement bears interest, at our option, at (1) the base rate equal to the higher of the federal funds rate plus 0.5% and the rate of interest in effect as publicly announced by the administrative agent as its prime rate, (2) the cost of funds rate which the administrative agent is required to pay for wholesale liabilities of like tenor (as adjusted for certain items) plus an applicable margin of 1.00% to 1.75% per annum, depending on which facility is being used or (3) the Eurodollar rate equal to the British Bankers Association LIBOR rate plus an applicable margin of 1.00% to 1.75% per annum, depending on which facility is being used. We incur a letter of credit fee of 1.00% per annum or a minimum of $400 for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the credit agreement at a rate of 25 basis points per annum.  The credit agreement will mature in 2009.  At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

The credit agreement prohibits us from making distributions to unitholders if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution.  In addition, the credit agreement contains various covenants that may limit, among other things, our ability to:

•                                          grant liens;

•                                          make certain loans or investments;

•                                          incur additional indebtedness or guarantee other indebtedness;

•                                          make any material change to the nature of our business or undergo a fundamental change;

•                                          make any material dispositions;

•                                          acquire another company;

•                                          enter into a merger, consolidation, sale leaseback transaction or purchase of assets;

•                                          make distributions if any potential default or event of default occurs; or

•                                          make capital expenditures in excess of specified levels.

The credit agreement also contains financial covenants requiring us to maintain

•                                          minimum working capital of $25.0 million through March 31, 2006 and $30.0 million thereafter;

•                                          minimum EBITDA (as defined in the credit agreement) of $20.0 million;

•                                          a minimum EBITDA less capital expenditures to interest coverage ratio of 2.75 to 1; and

•                                          a maximum leverage to minimum EBITDA ratio of 2.5 to 1 with respect to the aggregate amount of borrowings outstanding under the $15.0 million revolving credit facility and the $35.0 million acquisition facility and other funded indebtedness.

If an event of default exists under the credit agreement, the lenders are able to accelerate the maturity of the credit agreement and exercise other rights and remedies.  Each of the following could be an event of default:

•                                          failure to pay any principal when due or any interest, fees or other amounts when due;

•                                          failure of any representation or warranty to be true and correct in any material respect;

•                                          failure to perform or otherwise comply with the covenants in the credit agreement or in other loan documents to which we are a borrower;

•                                          any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $2,000,000 if the effect of the default is to permit or cause the acceleration of the indebtedness;

•                                          a judgment default for monetary judgments exceeding $2,000,000 or a default under any nonmonetary judgment if such default could have a material adverse effect on us;

•                                          a change in management or ownership control; and

•                                          an ERISA violation or a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

The credit agreement limits distributions to our unitholders to available cash, and borrowings to fund such distributions are only permitted under the $15.0 million revolving credit facility.  The $15.0 million revolving credit facility is subject to an annual “clean-down” period of 30 consecutive days in which the amount outstanding under the $15.0 million revolving credit facility is reduced to $0.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Initial Public Offering

On October 4, 2005, we closed our initial public offering of 5,635,000 common units (including 735,000 common units purchased by the underwriters upon the exercise of their option to purchase additional common units) representing a 48.9% limited partner interest in us at an initial public offering price of $22.00 per unit.  Total proceeds from the sale of the common units was $124.0 million before underwriting discounts and offering expenses.  Affiliates of the Slifka family own 7,424 common units and 5,642,424 subordinated units, representing a combined 49.1% limited partner interest in us.

In connection with the closing of this offering, the following transactions occurred:

•                  Global Companies LLC distributed $45.3 million in cash to those affiliates of the Slifka family holding 100% of the ownership interests in Global Companies LLC;

•                  affiliates of the Slifka family conveyed 100% of the ownership interests in Global Companies LLC (which owns Glen Hes Corp.), Global Montello Group LLC and Chelsea Sandwich LLC to us;

•                  we issued to our general partner, Global GP LLC, a 2% general partner interest in us and all of our incentive distribution rights, which entitle our general partner to increasing percentages of the cash we distribute in excess of $0.4625 per unit per quarter.  Global GP LLC is wholly owned by affiliates of the Slifka family; and

•                  we entered into a new credit agreement and repaid the remaining outstanding borrowings under our then-existing revolving credit facility.  Please read “—Liquidity—New Credit Agreement.”

The following is a summary of the proceeds received from the sale of our common units and the use of proceeds (in millions):

Proceeds received from sale of common units	$124.0

Use of proceeds
Underwriting discounts	$8.2
Offering expenses	4.4
Repayment of term loan	51.0
Repayment of borrowings under credit facility	45.3

Redemption of common units from affiliates of the Slifka family as a result of the underwriters’ exercise of their over-allotment option	15.1
Total	$124.0

Critical Accounting Policies and Estimates

A summary of the significant accounting policies that we have adopted and followed in the preparation of financial statements is detailed in Note 2 of the Notes to the financial statements.  Certain of these accounting policies require the use of estimates.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis.  These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Inventory

Inventories are valued at the lower of cost or market based on the first-in, first-out method.  We hedge substantially all of our inventory purchases through futures, options and swap agreements.  In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and replace it at a later date.  Similarly, these suppliers may draw inventory from us and replace it at a later date.  As a result of these exchange agreements, inventory levels may fluctuate significantly from period to period.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances.  Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome.  We also provide for an estimate of bad debts and shipping costs at the time of sale.  Shipping costs are included in cost of sales.  Bad debt provisions are included in selling, general and administrative expense.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as market conditions and bankruptcies of particular customers.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets.  Any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The Emerging Issues Task Force (the “EITF”) has reached a consensus on the appropriate reporting for exchange transactions in Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF-04-13”). The adoption of EITF 04-13, which is effective for new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006, is not expected to materially impact the Companies.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires that an entity recognize derivatives, as either assets or liabilities, on the balance sheet and measure the instruments at fair value.  Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

We recognize all changes in the fair value of derivatives currently in earnings.  The fair value of derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  We enter into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss on inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts as well as the offsetting gain or loss on the hedged inventory item are recognized currently in earnings as either an increase or decrease in cost of sales.  We also use futures contracts and swaps to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of our forward commitments.  Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.  We also market and sell natural gas.  We conduct business by entering into forward purchase commitments for natural gas only when we simultaneously enter into arrangements for the sale of product for physical delivery to third party users.  Through these transactions, which establish an immediate margin, we seek to maintain a position that is substantially balanced between firm forward purchase and sales commitments.  Natural gas is generally purchased and sold at fixed prices and quantities.  Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value.  Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

Environmental and Other Liabilities

We record accrued liabilities for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

We provide for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Loss accruals are adjusted as further information becomes available or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted to their present value.  Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

We are subject to other contingencies, including legal proceedings and claims arising out of our businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims.  Environmental and other legal proceedings may also include matters with respect to businesses we previously owned.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We utilize various derivative instruments to manage exposure to commodity risk.  Because the outstanding amount under our credit facility fluctuates due to commodity prices and the seasonality of our business, we have chosen currently and historically not to enter into any hedging instruments related to our variable rate debt.

Interest Rate Risk

We utilize both fixed and variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan. Therefore, from time to time we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.  We had no interest rate hedging instruments outstanding as of September 30, 2005.  Borrowings under our existing credit facility currently bear interest at our option at (1) the Eurodollar rate, plus 2%, (2) the cost of funds rate, plus 2% or (3) the bank’s base rate.  As of September 30, 2005 we had borrowings outstanding under our then-existing revolving credit facility of $160.7 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.6 million annually, assuming, however, that our indebtedness remained constant throughout the year.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures and option contracts traded on the NYMEX and over-the-counter transactions, including swap contracts entered into with established financial institutions and other credit-approved energy companies.  Our policy is to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect the profit we receive.  While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products.

We enter into future contracts to minimize or hedge the impact of market fluctuations on our purchase and fixed forward sales of refined petroleum products.  Any hedge ineffectiveness is reflected in our results of operations.  We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks.  Generally, our practice is to close all NYMEX positions rather than to make or receive physical deliveries.  With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

All of our open commodity risk derivatives at September 30, 2005 were categorized as non-trading.  The fair value of these instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below:

Gain (loss):

	Fair Value at September 30, 2005	Effect of 10% Price Decrease

NYMEX contracts	$43,258,308	$23,754,905
Swaps, options and other, net	7,181,388	4,433,375
	$50,439,696	$28,188,280

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at year end.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $16,365,000 at September 30, 2005.

We are exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but do not anticipate nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  We utilize primarily one broker for all derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis.

Item 4.           Controls and Procedures

In designing and evaluating controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended September 30, 2005.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Environmental

Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed September 30, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. We intend to vigorously defend these cases. We do not believe that these cases will have a material impact on our operations although we can provide no assurances in this regard.

On November 29, 2004, a consent decree was lodged by the U.S. Department of Justice in the federal District Court for Massachusetts whereby Global Companies LLC and Global Petroleum Corp. settled alleged violations of Clean Air Act regulations related to fuel quality specifications. This consent decree was entered by the court on January 21, 2005. As part of this settlement, Global Companies LLC has paid a $500,000 civil penalty and instituted a compliance program for three years to ensure compliance with Clean Air Act fuel quality specifications. The alleged violations stemmed from the importation of finished conventional gasoline, which was not a substantial part of our operations at the time of the alleged violations. We do not believe that compliance with the terms of the consent decree will result in material costs.

Other

On September 15, 2005, the Office of the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to us in connection with an investigation of gasoline distributors and retailers in Massachusetts in the wake of Hurricane Katrina.  We believe that the Attorney General’s office has issued similar demands to other distributors and retailers.  We are taking steps to comply with the demand.  While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on us.

Item 6.           Exhibits

Exhibit Number			Description

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                                           Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 14, 2005		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Dated: November 14, 2005		By:	/s/ Thomas A. McManmon, Jr.
Thomas A. McManmon, Jr.
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                                           Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.