Form 10-K
period 2005-12-31
Global Partners LP
filed 2006-03-31
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to_______________

Commission file number 001-32593

Global Partners LP

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-3140887
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

P.O. Box 9161
800 South Street
Waltham, Massachusetts 02454-9161
(Address of Principal Executive Offices, Including Zip Code)

(781) 894-8800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to section 12(b) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐         Accelerated filer   ☐         Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of October 4, 2005 was $132,812,877 computed based on a price per common unit of $23.91, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

Note—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of March 17, 2006, 5,642,424 common units and 5,642,424 subordinated units were outstanding.

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such statements may discuss future expectations for or contain projections of results of operations, financial condition or our ability to make distributions to unitholders or state other “forward-looking” information. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

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

•       Due to our lack of asset and geographic diversification, adverse developments in the terminals that we use or in our operating areas could reduce our ability to make distributions to our unitholders.

•       We are exposed to performance risk in our supply chain.

•       Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of unitholders.

•       Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or initially to remove our general partner without its consent, which could lower the trading price of our common units.

•       Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in “Item 1A. Risk Factors” in this annual report on Form 10-K.

All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

We make available free of charge, through our website, www.globalp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). These documents are also available at the SEC’s website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines and the charters of our Audit Committee and Compensation Committee.

PART I

References in this Annual Report on Form 10-K to “Global Partners LP,” “we,” “our,” “us” or like terms when used in a historical context refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC, and Chelsea Sandwich LLC (collectively, “Global Companies LLC and Affiliates.”)  When used in the present tense or prospectively, those terms refer to Global Partners LP and its subsidiaries.

Items 1. and 2.              Business and Properties.

Overview

On October 4, 2005 we completed the initial public offering of our common units representing limited partner interests. We have four operating subsidiaries which are wholly owned by Global Operating LLC, a wholly owned subsidiary of ours:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC. Global GP LLC manages our operations and activities and employs our officers and personnel.

We own, control or have access to one of the largest terminal networks of refined petroleum products in New England. We are one of the largest wholesale distributors of distillates (such as home heating oil, diesel and kerosene), gasoline, and residual oil and bunker fuel to wholesalers, retailers and commercial customers in New England. We are also one of the largest wholesale marketers of home heating oil in New England. We own, lease or maintain dedicated storage facilities at 18 refined petroleum product bulk terminals, including 12 located throughout New England, that are supplied primarily by marine transport, pipeline or truck and that collectively have approximately 6.2 million barrels of storage capacity. We also have throughput or exchange agreements at six bulk terminals and 33 inland storage facilities.

We purchase our refined petroleum products primarily from domestic and foreign refiners, traders and producers and sell these products in two segments, Wholesale and Commercial. In 2005, our Wholesale sales accounted for approximately 90% of our total sales and our Commercial sales accounted for approximately 10%.

Business Strategies

Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following strategies:

•       Expand Within and Beyond Our Core New England Market.   We continue to pursue strategic and accretive acquisitions of assets and marketing businesses both within our existing area of operations and in new geographic areas. Consistent with this strategy, we have acquired terminals in South Portland, Maine and Wethersfield, Connecticut that complement our existing terminal asset base and marketing business, and we have expanded into Long Island and Albany, New York and Trenton, New Jersey. We target businesses with (1) physical assets, (2) a marketing division that has, among other attributes, consistent cash flows and stable customer lists or (3) a combination of these attributes. We assign value to the marketing opportunities associated with physical assets, terminals in particular. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we continue to seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as one distillate supplier in the Northeast. We also continue to develop our bunkering operations in

New England, New York and Maryland, and in the future we expect to enter into new bunkering markets in other significant Atlantic ports.

•       Serve as a Preferred Supplier to Our Customers.   We believe that our customers value dependability and quality of supply. We strive to maintain a level of inventory to ensure that the supply needs of our customers are always satisfied. During periods of product shortages, we have historically succeeded in sustaining a supply of product sufficient to meet the needs of our customers while many of our competitors have not. We own, control or have access to bulk terminals and inland storage facilities that are strategically located for ease of access by our customers. Such access reduces our customers’ transportation costs and maximizes the number of deliveries they can make. Additionally, we satisfy specific customer needs by customizing our products such as diesel and home heating oil by blending and injecting additives.

•       Focus on Credit Fundamentals of Our Customers.   We manage our trade credit exposure through conservative management practices:

•        pre-approving customers up to certain credit limits;

•        seeking secondary sources of repayment for trade credit, such as letters of credit or guarantees;

•        not offering to extend credit as a marketing tool to attract customers; and

•        placing many of our customers on automatic debit systems for payment.

•        As a result of these practices, in each of the past five years the amount of account receivables that we wrote off was less than five one-hundredths of one percent (0.05%) of sales. Our ability to manage our trade credit exposure helps us to expand our marketing business and has allowed us to enter into marketing arrangements with third parties where we assume the sales credit risk and the third party retains the commodity risk.

•        Minimize our Exposure to Commodity Price Volatility.   Although we take title to the products we sell, we actively manage our business to minimize commodity price exposure by using hedging techniques. We seek to maintain a position that is substantially balanced between purchases and sales by establishing an offsetting sales position with a positive margin each time we commit to purchase a volume of product.

Product Sales

General

We sell our refined petroleum products in two segments, Wholesale and Commercial. The majority of products we sell can be grouped into three categories: distillates, gasoline and residual oil and bunker fuel. Of our total volume sold in 2005, distillates accounted for approximately 52%, gasoline approximately 32% and residual oil and bunker fuel approximately 16%.

Distillates.   Distillates are further divided into home heating oil, diesel and kerosene. In 2005, sales of home heating oil accounted for approximately 82% of total volume of distillates sold, diesel approximately 16% and kerosene approximately 2%.

We sell generic home heating oil and Heating Oil Plus®, our proprietary premium branded heating oil. Heating Oil Plus® is electronically blended at the delivery facility and is designed to reduce fuel related service calls by reducing the problems associated with today’s fuel quality, such as plugged nozzles and clogged filters and pump screens. Of the volume of home heating oil we sell to wholesale resellers, approximately 6% is Heating Oil Plus®. In addition, we sell to some wholesale resellers the additive used to create Heating Oil Plus®, make available special injection systems and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

We sell generic diesel and Diesel One®, our proprietary premium diesel product, to unbranded motor fuel stations, diesel-consuming truck fleets and other end users. We also have the ability to blend diesel according to customers’ specifications. Diesel One® is formulated to achieve consistent, high quality fuel performance with the following benefits for all diesel engine applications: better fuel quality, increased horsepower, lower maintenance costs, longer engine life and maximum cold weather operability. We offer marketing and technical support for those customers who purchase Diesel One®. Of the volume of diesel we sell to wholesale resellers, approximately 38% is Diesel One®.

Gasoline.   We sell grades of unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market. We have the ability to blend gasoline, and we sell conventional gasoline and ethanol blended gasoline in the markets that require such products.

Residual Oil and Bunker Fuel.   We are one of two primary residual oil marketers in New England. We specially blend bunker fuel for users in accordance with their individual power plant specifications.

Wholesale

In the Wholesale segment we sell home heating oil, diesel, kerosene, unbranded gasoline and residual oil to wholesalers, retailers and commercial customers. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput arrangements. Please read “—Storage.”

In 2005, we sold home heating oil, including Heating Oil Plus®, to over 875 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark as a vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” Approximately 45% of our home heating oil volume is sold using fixed price forward contracts. A fixed price forward contract requires our customer to purchase a specific volume during a specific price period. The remaining home heating oil is sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

In 2005, we sold unbranded gasoline, diesel and/or Diesel One® to approximately 670 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

We have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as a distillate supplier in the Northeast. We are responsible for marketing and we bear the credit risk.

We sell residual oil to approximately 25 wholesale distributors. Approximately 30% of our Wholesale residual oil sales is accomplished through fixed price forward contracts. The remaining residual oil is sold using market-related prices, either posted prices or indexed prices to reflect current market conditions.

Commercial

Our Commercial segment includes sales of home heating oil, diesel, kerosene, unbranded gasoline and residual oil to customers in the public sector through competitive bidding and to large commercial and industrial customers. Our Commercial segment also includes custom blended residual oil and distillates delivered by bunker barges or from a terminal dock. In 2005, this segment accounted for approximately 14% of our total volume for all refined petroleum products sold.

Our Commercial customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities, such as transportation authorities and water resource authorities, colleges and universities and a select group of small utilities. Unlike our Wholesale segment, in our Commercial segment, we generally arrange the delivery of the product to the customer’s designated location. We typically hire third-party common carriers to deliver the product. Please read “—Storage.”

In this segment we respond to publicly issued requests for product proposals and quotes. As of December 31, 2005, we currently have contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire and Rhode Island. We also have contracts with more than 50 municipalities, seven autonomous authorities and six institutional customers in New England to meet their various fuel requirements.

The average term of contracts in our bid business is for one year. The volume of these contracts range from 40,000 to 8 million gallons. We offer both fixed and indexed (floating) price and volume contracts to customers. The majority of bid activity is priced using an indexed price with the index typically chosen by the issuing authority in its solicitation for the bid proposal. The index prices are usually referenced to one of five industry publications and/or the utilization of regulated exchanges.

In addition to these products, our Commercial segment includes sales of a small amount of natural gas which is delivered through a pipeline. In 2005, sales of natural gas accounted for approximately 6% of the total sales generated in our Commercial segment.

Our Commercial customers also include cruise ships, dry and wet bulk carriers, fishing fleets and other marine equipment. We blend the fuel to the customers’ specifications at the terminal facility or on the bunker barge and then deliver the resulting bunker fuel directly to the ship or barge.

We are the largest bunkering provider in New England. In addition, we are the dominant bunkering operator in Boston Harbor where we are the only marine-based provider of bunker fuel.

Supply

Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, the former Soviet Republics, Europe and occasionally from Asia. During 2005, we purchased an average of approximately 174,000 barrels per day of refined petroleum products from approximately 80 suppliers. In 2005, our top eight suppliers were ExxonMobil Corporation, Morgan Stanley Capital Group, Vitol S.A., ConocoPhillips Co., Giant Industries, Inc., Petróleos de Venezuela, S.A., Citgo Petroleum Corporation and Irving Oil Limited, and accounted for 68% of our product purchases by volume. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read “—Commodity Risk Management.”

Commodity Risk Management

Since we take title to the refined petroleum products that we sell, we are exposed to commodity risk. Commodity risk describes the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products. We endeavor to minimize commodity risk in connection with our daily operations. Generally, as we purchase and/or store refined petroleum products, we reduce commodity risk and establish a margin by selling the product for physical delivery to third parties. Products are generally purchased and sold at fixed prices or at indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced between purchased volumes versus sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products on any day. Our general policy is not to hold refined petroleum products, futures contracts or other derivative products and instruments for the sole purpose of speculating on price change. While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term “basis risk” is used to describe the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade including, without limitation, timing differential. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region in order to stay balanced within such designated region. However, there can be no assurance that all basis risk is or will be eliminated.

With respect to the pricing of commodities, we enter into future contracts to minimize or hedge the impact of market fluctuations on our purchase and fixed forward sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all NYMEX positions rather than to make or receive physical deliveries. With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such trading policies and procedures, particularly if deception or other intentional misconduct is involved.

Storage

Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. We own four bulk terminals in the New England area, lease the entirety of two bulk terminals in Massachusetts that we operate exclusively for our business and maintain dedicated storage facilities at another 12 bulk terminals. Collectively, these bulk terminals provide us with approximately 6.2 million barrels of storage capacity, and our throughput volume at these facilities was approximately 1.4 billion gallons in 2005. Additionally, we have throughput or exchange agreements with another six bulk terminals and 33 inland storage facilities.

Throughput arrangements allow us to store product at terminals owned by others. Our customers can load product at these terminals and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed, or it may be based upon the volume of our product that is delivered at the terminal.

Exchange agreements also allow our customers to take delivery of product at a terminal that is not owned or leased by us. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we (or our customers) will receive product that is owned by our exchange partner from such party’s facility or terminal, and we will deliver the same volume of our product to such party (or to such party’s customers) out of one of the terminals in our terminal network. Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also will pay a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline or rail. The inland storage facilities, which we use exclusively to store distillates, are supplied with product from marine bulk terminals and delivered by truck. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, barge, rail or pipeline.

Many of our bulk terminals operate 24 hours a day and consist of multiple storage tanks and automated truck loading equipment. These automated systems monitor terminal access, volumetric allocations, credit control and carrier certification through the remote identification of customers. In addition, some of the bulk terminals at which we market are equipped with truck loading racks capable of providing automated blending and additive packages which meet our customers’ specific requirements.

The locations of the inland storage facilities that we use, eight of which are exclusive to us, provide convenience to our customers and allow them to reduce their transportation costs by reducing their travel time (to and from a marine facility), thus enhancing their ability to make more deliveries per day. We have longstanding relationships with many of the owners of the inland storage facilities that we use. We also consider the use of additional and alternative inland storage facilities as new opportunities become available and frequently explore potential arrangements with the owners of other facilities.

Bulk Terminals That We Own or Operate or at Which We Maintain Dedicated Storage

The following table lists the bulk terminals that we own or operate or at which we maintain dedicated storage facilities:

Bulk Terminal	Total Storage Capacity (barrels)	Approximate Product Capacity/Use	Supply Source	Mode of Delivery
Owned by Us
Global Chelsea Terminal (Chelsea, MA)	684,600	46% Distillate;	Marine; Truck	Marine; Truck
		54% Residual Oil
Global South Portland Terminal (South Portland, ME)	657,700	63% Distillate;	Marine; Truck;	Marine; Truck
		37% Residual Oil	Rail
Global Wethersfield Terminal (Wethersfield, CT)	168,700	100% Distillate	Pipeline; Truck	Truck
Global Sandwich Terminal (Sandwich, MA)	95,400	100% Distillate	Marine; Truck	Truck
Subtotal	1,606,400
Leased and Operated by Us
New Bedford Terminal (New Bedford, MA)(1)	249,800	23% Distillate;	Marine; Truck	Marine; Truck
		77% Residual Oil
Joffe Terminal (Springfield, MA)(1)	54,000	100% Distillate	Pipeline; Truck	Truck
Subtotal	303,800
Dedicated Storage Maintained by Us and Operated by Others
Revere Terminal (Revere, MA)(1)(2)	2,086,700	69% Distillate;	Marine;	Marine;
			Pipeline;	Pipeline;
		31% Gasoline	Rail; Truck	Truck
Capital Terminal (East Providence, RI)(1)	835,000	100% Distillate	Marine;	Marine;
			Pipeline;	Pipeline;
			Truck	Truck
Gateway Terminal (New Haven, CT)(1)	511,400	76% Distillate;	Marine; Truck;	Marine; Truck;
		24% Residual Oil	Pipeline	Pipeline
ExxonMobil (Everett, MA)	175,000	100% Distillate	Marine	Marine; Truck
United Oil Recovery (Portland, CT)	12,000	100% Distillate	Pipeline; Truck	Truck
Taylor Energy (Broad Brook, CT)	36,900	100% Distillate	Pipeline; Truck	Truck
Cibro Petroleum Products (Albany, NY)	310,000	100% Residual Oil	Marine; Rail;	Marine; Rail;
			Truck	Truck
Intercontinental Terminal Company (Deer Park, TX)	110,000	100% Blendstock	Marine;	Marine;
			Pipeline;	Pipeline;
			Truck	Rail; Truck
Hess Bayonne (Bayonne, NJ)	72,000	100% Residual Oil	Marine	Marine
Hess Baltimore (Baltimore, MD)	112,000	100% Residual Oil	Marine	Marine
Plains Marketing, L.P. (Ingleside, TX)	50,000	100% Petrochemical	Truck	Marine
		Feedstock
Commander Terminals LLC (Oyster Bay, NY)	5,000	100% Distillate	Marine; Truck	Marine; Truck
Subtotal	4,316,000
Total	6,226,200

(1)              We are the sole marketer at this facility.

(2)              We have entered into a terminalling agreement with a third party that has reserved approximately 230,000 barrels of throughput and/or storage capabilities at this facility.

Bulk Terminals with Throughput or Exchange Agreements

The following table shows the bulk terminals with which we have throughput or exchange agreements. Our products are stored at these facilities on a commingled basis and volumes vary.

Throughput or Exchange Bulk Terminal(1)	Contracted Storage Capacity (barrels)	Approximate Product Capacity/Use	Supply Source	Mode of Delivery
Irving Oil, Inc. (Portsmouth, NH)	50,000	100% Distillates	Marine;	Marine;
			Truck	Truck
Connecticut Petroleum Wholesalers (Bridgeport, CT)	As Available	100% Distillates	Marine;	Marine;
			Truck	Truck
Commander Terminals LLC (Oyster Bay, NY)	As Available	100% Distillates	Marine;	Marine;
			Truck	Truck
Consumers Oil Co. (Trenton, NJ)	As Available	100% Distillates	Pipeline;	Truck
Truck
CITGO Petroleum Corp. (Braintree, MA)	As Available	100% Gasoline	Marine;	Marine;
			Truck	Truck
Springfield Terminal, Inc. (Springfield, MA)	As Available	100% Distillates	Pipeline;	Truck
Truck

(1)           In February 2006, we entered into an agreement with Metro Terminals Corp. in Brooklyn, NY for the throughputting of distillates.

Competition

We encounter varying degrees of competition based on product and geographic locations. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. In our core market of New England, Sprague Energy Corp. competes with us in virtually all product lines and for all customers. In the residual oil markets, however, we face less competition because of the strategic locations of our storage facilities and bunkering assets. Residual oil is heated when stored and cannot be delivered long distances. Bunkering requires facilities at ports to service vessels. Within Boston Harbor, we have at Chelsea the largest storage capacity in Massachusetts committed to marine fuels, and furthermore, the Chelsea facility has multi-grade residual fuels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies.

Environmental

General

Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. As part of our business, we own and operate various petroleum storage and distribution facilities, and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and our business generally.

Our operations also utilize a number of petroleum storage facilities and distribution facilities that we do not own or operate, but at which refined petroleum products are stored. We utilize these facilities through several different contractual arrangements, including leases, throughput and terminalling services agreements. If facilities with whom we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

Environmental laws and regulations can restrict or impact our business activities in many ways, such as:

•       requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

•       requiring capital expenditures to comply with environmental control requirements; and

•       enjoining the operations of facilities deemed in non-compliance with environmental laws and regulations.

Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed of. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Hazardous Materials and Waste Handling

In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous substances into the water or soils, and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the U.S. Environmental Protection Agency (“EPA”), and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance, and as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

We currently own, lease or utilize storage or distribution facilities where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.

Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws. By way of summary, these regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that we are in material compliance with the existing requirements of RCRA, the Solid Waste Disposal Act, and similar state and local laws, and the cost involved in complying with these requirements is not material.

We are incurring ongoing costs for monitoring groundwater and/or remediation of contamination at several facilities that we operate. Assuming that we will be able to continue to use common remedial and monitoring methods or associated engineering or institutional controls to demonstrate compliance with applicable regulatory requirements, as we have in the past and regulations currently allow, we believe that these costs will not have a material impact on our financial condition or results of operations.

Above Ground Storage Tanks

Above-ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws. Generally, these laws impose liability for releases, and require secondary containment systems for tanks or that the operators take alternative precautions to ensure that no contamination results from tank leaks or spills. We believe we are in material compliance with environmental laws and regulations applicable to above ground storage tanks.

The Oil Pollution Act of 1990 (“OPA”) addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA. States in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe that we are in material compliance with regulations pursuant to OPA and similar state laws.

Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control, and Countermeasure (“SPCC”) plans that are designed to prevent, and minimize the impacts of, releases from above ground storage tanks. We believe that we are in substantial compliance with these requirements.

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants into navigable waters. This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities for noncompliance. EPA regulations also require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences at some of our terminals, we do not expect any non-compliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position or results of operations.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in material compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition or results of operations.

Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined petroleum products that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe that we are currently in substantial compliance with these regulations.

Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets could require the construction of additional storage. Also, states in which we are operating have considered limiting the sulfur content of home heating oil. If such regulations are enacted, this could restrict the supply of available heating oil, which could increase our costs to purchase such oil or limit our ability to sell heating oil.

Environmental Insurance

We maintain insurance which may cover in whole or in part certain costs relating to the clean up of releases of refined petroleum products. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. These policies may not cover all environmental risks and costs, and may not provide sufficient coverage in the event an environmental claim is made against us.

Security Regulation

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Where required by federal or local laws, we have prepared security plans for storage and distribution facilities we operate. Terrorist attacks aimed at our facilities could adversely affect our business, and any global and domestic economic repercussions from terrorist activities could adversely affect our business. For instance, terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell.

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002, also known as “TRIA.” We have opted to purchase this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Extension Act of 2005, the TRIA has been extended through December 31, 2007. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition or results of operations.

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements.

With respect to the transportation of refined petroleum products by truck, we only operate a limited number of trucks, as most of the trucks that distribute products we sell are owned and operated by third parties. We are subject to regulations promulgated under the Federal Motor Carrier Safety Act for those trucks that we do operate. These regulations cover the transportation of hazardous materials and are administered by the U.S. Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

Title to Properties, Permits and Licenses

We believe that we have all leases, permits and licenses necessary for us to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on the operation of our business.

We believe that we have satisfactory title to all of our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our business.

We believe that we have all of the assets needed, including all permits and licenses, to conduct our operations in all material respects.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. The lease expires on December 31, 2008.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employ approximately 172 full-time employees. Ten of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in 2008. We believe we have good relations with the employees.

We have two shared services agreements, one with Global Petroleum Corp. and another with Alliance Energy Corp. The services provided among these entities by any employees shared pursuant to these agreements will not limit the ability of such employees to provide all services necessary to properly run our business. Please read “Item 13. Certain Relationships and Related Transactions—Shared Services Agreements.”

Item 1A.                Risk Factors

Risks Inherent in Our Business

We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•       seasonal variation in temperatures, which affects demand for home heating oil and residual oil to the extent that it is used for space heating;

•       competition from other companies that sell refined petroleum products in New England;

•       demand for refined petroleum products in the markets we serve;

•       the level of our operating costs, including payments to our general partner; and

•       prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors such as:

•       the level of capital expenditures we make;

•       the restrictions contained in our credit agreement;

•       our debt service requirements;

•       the cost of acquisitions, if any;

•       fluctuations in our working capital needs;

•       our ability to borrow under our credit agreement to make distributions to our unitholders; and

•       the amount, if any, of cash reserves established by our general partner.

The amount of cash we have available for distribution depends primarily on our cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

Warmer weather conditions could adversely affect our results of operations and cash available for distribution to our unitholders.

Because we have retail distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, weather conditions have a significant impact on the demand for both home heating oil and residual oil. Furthermore, warmer than normal temperatures during the winter in one or more regions in which we operate can significantly decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations and cash available for distribution to our unitholders. In 2002, temperatures were significantly warmer than normal for the areas in which we sell home heating oil and residual oil, which adversely affected our results of operations.

Our financial results are seasonal and generally lower in the second and third quarters of the calendar year, which is likely to result in our need to borrow money in order to make distributions to our unitholders during these quarters.

Demand for some of our refined petroleum products, specifically our home heating oil and residual oil, is generally higher during November through March than during April through October. We obtain a significant portion of our sales during these winter months. As a result, our results of operations for the second and third calendar quarters are generally lower than for the first and fourth calendar quarters. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders. Any restrictions on our ability to borrow money could restrict our ability to pay the minimum quarterly distribution to our unitholders.

Our risk management policies cannot eliminate all commodity risk. In addition, any non-compliance with our risk management policies could result in significant financial losses.

While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate our sales from inventory, we may be unhedged for the amount of the overestimate or underestimate. Also, significant increases in the costs of refined petroleum products can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory.

We use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we need such deliveries in other ports, such as Boston Harbor, we may have basis risk. “Basis risk” describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade. Transportation costs and timing differential are components of basis risk.

We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties of our forward contracts, options and swap agreements. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties could reduce our ability to make distributions to our unitholders.

Some of our competitors have capital resources many times greater than ours and control greater supplies of refined petroleum products.

Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of our competitors have capital resources many times greater than ours and control greater supplies of refined petroleum products. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies. Please read “Items 1. and 2. Business and Properties—Competition.”

Some of our residual oil volumes are subject to customers switching to natural gas which could result in loss of customers, which in turn could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

Our residual oil business competes for customers with suppliers of natural gas. Those end users who are dual-fuel users have the ability to switch from residual oil to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel using customers may switch to natural gas. Such switching could have an adverse effect on our results of operations and cash available for distribution to our unitholders. We could face additional competition from alternative energy sources such as natural gas as a result of government-mandated controls or regulation promoting the use of cleaner fuels. Residual oil consumption has steadily declined over the last three decades.

Energy efficiency and new technology may reduce the demand for our products and adversely affect our operating results and cash available for distribution to our unitholders.

Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for home heating oil and residual oil. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our operating results and cash available for distribution to our unitholders.

We are exposed to performance risk in our supply chain.

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We purchase refined petroleum products from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a significant portion of our supply comes from other countries, which could be disrupted by political events. In the event that such supply becomes scarce, whether as a result of political events, natural disaster or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our results of operations and cash available for distribution to our unitholders.

If we do not make acquisitions on economically acceptable terms, our future growth may be limited.

Our ability to grow substantially depends on our ability to make acquisitions that result in an increase in operating surplus per unit. We may be unable to make such accretive acquisitions for any of the following reasons:

•       we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts for them;

•       we are unable to raise financing for such acquisitions on economically acceptable terms; or

•       we are outbid by competitors.

In addition, we may consummate acquisitions, which at the time of consummation we believe will be accretive, but which ultimately may not be accretive.

If any of these events occurred, our future growth would be limited. In particular, competition for midstream assets and businesses has intensified, and as a result such assets and businesses have become more costly.

Our acquisition strategy involves risks that could reduce our ability to make distributions to our unitholders.

Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders. Any acquisition involves potential risks, including:

•       performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;

•       a significant increase in our indebtedness and working capital requirements;

•       the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

•       the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

•       customer or key employee loss from the acquired businesses; and

•       diversion of our management’s attention from other business concerns.

If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to make such distributions will be reduced.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

The bulk terminals that we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of two bulk terminals that we operate exclusively for our business and maintain dedicated storage facilities at another 12 bulk terminals. The agreements governing these arrangements are subject to expiration at various dates. The expiration dates range from 2006 to 2013. These arrangements may not be renewed when they expire, or if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

We currently have an exclusive throughput arrangement for the Revere terminal with one of our affiliates, Global Petroleum Corp. This facility accounts for approximately 34% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2013. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our results of operations and cash available for distribution to our unitholders. Our general partner has no fiduciary duty to consider our interests in determining whether to renew the throughput arrangement.

Our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, then our results of operations and cash available for distribution to our unitholders could be adversely affected.

Our sales are generated under contracts that must be periodically renegotiated or replaced. Most of our arrangements with our customers are for a single season or on a spot basis. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in refined petroleum product prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or must renegotiate or replace them on less favorable terms, sales from these arrangements could decline and our ability to make distributions to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals that we use or in our operating areas would reduce our ability to make distributions to our unitholders.

We rely exclusively on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, almost all our assets and operations are located in New England. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

We are not fully insured against all risks incident to our business. Prior to the formation of our partnership, certain of the insurance policies covering entities being contributed to our partnership and their operations also provided coverage to entities that are not being contributed to our partnership as a part of this transaction. The coverage available under the insurance policies has been allocated among our partnership and these affiliates. This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position and ability to make distributions to unitholders.

Our operations are subject to federal, state, and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our operations involving the receipt, storage and redelivery of refined petroleum products are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities.

In addition, our operations could be adversely affected if shippers of refined petroleum products incur additional costs or liabilities associated with marine environmental regulations. These shippers could increase their charges to us or discontinue service altogether.

Various governmental authorities, including the EPA, have the power to enforce compliance with these regulations and the permits issued under them, and violators are subject to administrative, civil and criminal penalties, including fines, injunctions or both. Joint and several liability may be incurred, without regard to fault or the legality of the original conduct, under federal and state environmental laws for the remediation of contaminated areas at our facilities and those where we do business. Private parties, including the owners of properties located near our terminal facilities and those with whom we do business, also may have the right to pursue legal actions against us to enforce compliance with environmental laws, as well as seek damages for personal injury or property damage. We may also be held liable for damages to natural resources.

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental regulations might adversely affect our products and activities, including the storage of refined product, as well as waste management and our control of air emissions. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations or earnings. Please read “Items 1. and 2. Business and Properties—Environmental” for more information.

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government’s response could reduce our ability to make distributions to our unitholders.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scale. Since the September 11 attacks, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. We have incurred costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products. Additional security measures could also restrict our ability to distribute refined petroleum products. Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our business and reduce our ability to make distributions to our unitholders.

Terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell, which could decrease our customers’ demand for these products. Insurance carriers are required to offer coverage for terrorist activities as a result of federal legislation. We have opted to purchase this coverage with respect to our property and casualty insurance programs. This additional coverage has resulted in additional insurance premiums, which could increase further in the future.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products that we purchase, store, transport and sell.

Various federal, state, and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our business includes such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs, and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or to recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties. Please read “Item 3. Legal Proceedings—Environmental” for more information.

We depend on key personnel for the success of our business and some of those persons face conflicts in the allocation of their time to our business.

We depend on the services of our senior management team and other key personnel. The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. Except with respect to Eric Slifka, neither we, our general partner nor any affiliate thereof has entered into an employment agreement with, or carry key man life insurance on, any member of our senior management team or other key personnel. Please read “Item 11. Executive Compensation—Employment Agreement.”

All of the executive officers of our general partner will perform services for certain of our affiliates. Please read “Item 13. Certain Relationships and Related Transactions—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.”

We depend on unionized labor for the operation of our terminal in Chelsea, Massachusetts and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

Certain of our employees at the terminal in Chelsea, Massachusetts and truck drivers directly employed by us are employed under collective bargaining agreements that expire in 2008. Certain of Global Petroleum Corp.’s employees at the Revere, Massachusetts facility are similarly employed under a collective bargaining agreement. Please read “Items 1. and 2. Business and Properties—Employees.” Any work stoppages or other labor disturbances at these facilities or by these drivers could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

Affiliates of our general partner, including directors and executive officers of our general partner, own a 49.8% limited partner interest in us and the 2.0% general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

•       our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•       affiliates of our general partner may engage in competition with us under certain circumstances. See “—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us”;

•       neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us. Directors and officers of our general partner’s owners have a fiduciary duty to make these decisions in the best interest of their owners which may be contrary to our interests;

•       some officers of our general partner who will provide services to us will devote time to affiliates of our general partner and may be compensated for services rendered to such affiliate;

•       our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•       our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is available for distribution to our unitholders;

•       our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or a capital improvement expenditure, which does not, and determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•       in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination periods;

•       our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•       our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf;

•       our general partner intends to limit its liability regarding our contractual and other obligations;

•       our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•       our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•       our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read “Item 13. Certain Relationships and Related Transactions—Omnibus Agreement.”

Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•       permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, its voting rights with respect to the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of us;

•       provides that our general partner shall not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decision was in our best interests;

•       generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•       provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of the partnership agreement, including the provisions described above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or initially to remove our general partner without its consent, which could lower the trading price of our common units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by its members and not by the unitholders. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. The holders of the 230,303 general partner units do not participate in any vote to remove our general partner. Without regard to their ownership of the general partner units, as of December 31, 2005 affiliates of our general partner, including directors and executive officers of our general partner, owned 50.8% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination periods because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

We may issue additional units without unitholder approval, which would dilute unitholders’ ownership interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•       our unitholders’ proportionate ownership interest in us will decrease;

•       the amount of cash available for distribution on each unit may decrease;

•       because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•       the relative voting strength of each previously outstanding unit may be diminished; and

•       the market price of the common units may decline.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt. As of December 31, 2005, our total debt was approximately $183.5 million. We have the ability to incur additional debt, including the capacity to borrow up to $500.0 million under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

•       our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•       covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•       we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders;

•       our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally; and

•       our debt level may limit our flexibility in responding to changing business and economic conditions.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Our credit agreement contains operating and financial restrictions that may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

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

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

Restrictions in our credit agreement limit our ability to pay distributions upon the occurrence of certain events.

Our payment of principal and interest on our debt will reduce cash available for distribution on our units. Our credit agreement limits our ability to pay distributions upon the occurrence of the following events, among others:

•       failure to pay any principal when due or any interest, fees or other amounts when due;

•       failure of any representation or warranty to be true and correct in any material respect;

•       failure to perform or otherwise comply with the covenants in the credit agreement or in other loan documents to which we are a borrower;

•       any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $2.0 million if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       a judgment default for monetary judgments exceeding $2.0 million or a default under any non-monetary judgment if such default could have a material adverse effect on us;

•       a change in management or ownership control;

•       an ERISA violation or a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries; and

•       failure to comply with an annual “clean-down” provision in our $15.0 million revolving credit facility.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

Our partnership agreement allows us to make working capital borrowings under our credit agreement to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. We are required to reduce our borrowings to zero under that portion of our credit agreement that is available to pay the minimum quarterly distribution for a period of at least 30 consecutive days once each 12-month period. For more information, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

Cost reimbursements due our general partner and its affiliates will reduce cash available for distribution to our unitholders.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, which will be determined by our general partner in its sole discretion. These expenses will include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. We are managed and operated by directors and executive officers of our general partner. In addition, the majority of our operating personnel are employees of our general partner. Please read “Item 13. Certain Relationships and Related Transactions.” The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to our unitholders.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if he were a general partner if:

•       a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•       your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to us that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the members of our general partner from transferring their respective membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and to control the decisions taken by the board of directors and officers of our general partner.

Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.

Certain members of the Slifka family and their affiliates are subject to the noncompete provisions in the omnibus agreement. The omnibus agreement will not prohibit certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read “Item 13. Certain Relationships and Related Transactions—Omnibus Agreement.”

We will incur increased costs as a result of being a public company.

We became a public company on September 28, 2005. Prior to that, we had no history operating as a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a public company, we are required to have three independent directors, create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot estimate the amount of additional costs we may incur or the timing of such costs.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If the IRS were to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

We have a subsidiary that will be treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

We will conduct all or a portion of our operations of our end-user business through a subsidiary that is organized as a corporation. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary will be subject to corporate-level tax, which will reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any contest will reduce our cash available for distribution to unitholders.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the tax positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS, because the cost will be borne indirectly by our unitholders and our general partner, will result in a reduction in cash available for distribution.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected.

If a unitholder sells his common units, he will recognize a gain or loss equal to the difference between the amount realized and his tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income he was allocated for a common unit, which decreased his tax basis in that common unit, will, in effect, become taxable income to him if the common unit is sold at a price greater than his tax basis in that common unit, even if the price he receives is less than his original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income to the unitholder. In addition, if a unitholder sells his units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file the U.S. federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could decrease the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could decrease the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders’ tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

Unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2005, we conducted business in 16 states, some of which may impose a state income tax. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder’s responsibility to file all federal, state and local tax returns.

Item 1B.               Unresolved Staff Comments.

None.

Item 3.                        Legal Proceedings.

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations. Except as described below, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Environmental

Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. We intend to vigorously defend these cases. We do not believe that these cases will have a material impact on our operations although we can provide no assurances in this regard.

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

Other

On September 15, 2005, the Office of the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to us in connection with an investigation of gasoline distributors and retailers in Massachusetts in the wake of Hurricane Katrina. We believe that the Attorney General’s office has issued similar demands to other distributors and retailers. We have taken steps to comply with the demand. While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on us.

On November 22, 2005, the U.S. Federal Trade Commission issued a Civil Investigative Demand to us in connection with an investigation of petroleum products pricing by refiners and distributors. We believe that the Federal Trade Commission has issued similar demands to the major petroleum products refiners and other distributors. We have taken steps to comply with the demand. While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.                        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units began trading on the New York Stock Exchange under the symbol “GLP” commencing with our initial public offering on September 29, 2005. At the close of business on March 17, 2006, based upon information received from our transfer agent and brokers and nominees, we had approximately 2,310 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit, cash distributions to common unitholders and the trading volume of common units for the period indicated.

	Price Range		Cash Distribution
Year Ended December 31, 2005	High	Low	Per Common Unit(1)
Fourth Quarter	$24.68	$18.15	$0.4111

(1)          On January 24, 2006, the board of directors of our general partner increased our quarterly cash distribution for the fourth quarter of 2005 by 3% to $0.425 per unit from $0.4125 per unit. The distribution for the quarter ended December 31, 2005 was paid on February 14, 2006, and reflects the pro rata portion of the quarterly distribution rate of $0.425, covering the period from the closing of the initial public offering, October 4, 2005 through December 31, 2005.

We intend to consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter

•       less the amount of cash reserves established by our general partner to provide for the proper conduct of our business;

•        comply with applicable law, any of our debt instruments, or other agreements; or

•        provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•       plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter.

Working capital borrowings (as defined in our partnership agreement) are generally borrowings that are made under our revolving credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

Upon the closing of our initial public offering, affiliates of the Slifka family received 5,642,424 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met:  (1) distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before September 30, 2010.

In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2008, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

We will make distributions of available cash from operating surplus for any quarter during any subordination period in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages below.

The general partner, Global GP LLC, is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98%	2%
First Target Distribution	up to $0.4625	98%	2%
Second Target Distribution	above $0.4625 up to $0.5375	85%	15%
Third Target distribution	above $0.5375 up to $0.6625	75%	25%
Thereafter	above $0.6625	50%	50%

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference into “Item 12. Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

On March 2, 2005, in connection with our formation, we issued (1) to Global GP LLC the 2% general partner interest in us for $40 and (2) to Global Petroleum Corp. the 98% limited partner interest in us for $1,960. Global GP LLC is wholly owned by affiliates of the Slifka family. Upon the closing of our initial public offering on October 4, 2005, affiliates of the Slifka family received 742,424 common units (before taking into account the redemption of 735,000 common units with the proceeds from the exercise of the underwriters’ option to purchase additional common units) and 5,642,424 subordinated units in exchange for the contribution by the affiliates of the Slifka family of 100% of the ownership interests in Global Companies LLC (which owns Glen Hes Corp.), Global Montello Group LLC and Chelsea Sandwich LLC to Global Partners LP. Each of these offerings was exempt from registration under Section 4(2) of the Securities Act of 1933. Each of the subordinated units will convert into a common unit as described above. There have been no other sales of unregistered securities of Global Partners LP within the past three years.

Use of Proceeds From Registered Securities

On September 28, 2005, our registration statement on Form S-1 (File No. 333-124755) was declared effective by the Securities and Exchange Commission in connection with our initial public offering of 5,635,000 common units (including 735,000 common units purchased by the underwriters upon the exercise of their option to purchase additional common units) representing a 48.9% limited partner interest in us at an initial public offering price of $22.00 per unit, which closed on October 4, 2005. Our initial public offering did not terminate prior to the sale of all securities registered. The underwriters of the offering were Lehman Brothers Inc., Key Banc Capital Markets, a Division of McDonald Investments Inc., Raymond James & Associates, Inc., RBC Capital Markets Corporation and Banc of America Securities LLC. Total proceeds from the sale of the common units was $124.0 million before underwriting discounts and offering expenses. Affiliates of our general partner, including directors and executive officers of our general partner, own 87,724 common units and 5,642,424 subordinated units representing a 49.8% limited partner interest in us.

In connection with the closing of this offering, the following transactions occurred:

•       Global Companies LLC distributed $45.3 million in cash to those affiliates of the Slifka family holding 100% of the ownership interests in Global Companies LLC;

•       affiliates of the Slifka family conveyed 100% of the ownership interests in Global Companies LLC (which owns Glen Hes Corp.), Global Montello Group LLC and Chelsea Sandwich LLC to us in exchange for 742,424 common units (before taking into account the redemption of 735,000 common units with the proceeds from the exercise of the underwriters’ option to purchase additional common units), 5,642,424 subordinated units ) and the general partner interest (230,303 general partner units representing a 2% interest in us);

•       we issued to our general partner, Global GP LLC, a 2% general partner interest in us and all of our incentive distribution rights, which entitle our general partner to increasing percentages of the cash we distribute in excess of $0.4625 per unit per quarter; and

•       we entered into a new credit agreement and repaid the remaining outstanding borrowings under our then-existing revolving credit facility. Please read “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity—Credit Agreement.”

The following is a summary of the proceeds received from the sale of our common units and the use of proceeds (in millions):

Proceeds received from sale of common units	$124.0
Use of proceeds
Underwriting discounts	$8.6
Offering expenses	4.0
Repayment of term loan	51.0
Repayment of borrowings under credit facility	45.3
Redemption of common units from affiliates of the Slifka family as a result of the underwriters’ exercise of their over-allotment option	15.1
Total	$124.0

Item 6.                        Selected Financial Data

The following table presents selected historical financial and operating data of Global Partners LP for the periods and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP included elsewhere in this report.

The following table presents a non-GAAP financial measure, EBITDA, which we use in our business. EBITDA means earnings before interest, taxes, depreciation and amortization. This measure is not calculated or presented in accordance with generally accepted accounting principles, or GAAP. We explain this measure below and reconcile it to its most directly comparable financial measures calculated and presented in accordance with GAAP in ‘‘—Non-GAAP Financial Measure’’ below.

We define maintenance capital expenditures as those capital expenditures required to maintain, including over the long term, the operating capacity of or sales generated by our capital assets, which include our terminals, office premises and computer hardware and software. We define capital improvement expenditures as those capital expenditures that increase the operating capacity of or sales generated by our capital assets, such as construction of additional tankage or addition of new terminals.

The following table includes information about “degree days” for each of the periods indicated. A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from a human comfort level of 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service at its Logan International Airport station in Boston, Massachusetts.

	Combined(1)	Successor	Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2005	2005	2005	2004	2003	2002	2001
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$4,045.8	$1,248.9	$2,796.9	$3,187.6	$2,478.5	$1,594.1	$1,753.6
Cost of sales	3,954.1	1,220.0	2,734.1	3,111.7	2,411.4	1,538.9	1,691.1
Gross profit	91.7	28.9	62.8	75.9	67.1	55.2	62.5
Selling, general and administrative expenses	40.3	10.5	29.8	33.5	30.3	27.5	26.8
Operating expenses	19.7	4.9	14.8	19.6	18.8	17.7	15.8
Amortization expense	1.6	0.4	1.2	0.8	—	—	—
Total operating costs and expenses	61.6	15.8	45.8	53.9	49.1	45.2	42.6
Operating income	30.1	13.1	17.0	22.0	18.0	10.0	19.9
Interest expense	10.0	2.7	7.3	4.7	2.0	2.2	3.0
Other income (expense)	(1.0)	—	(1.0)	—	—	1.1	—
Write-off investment(2)	—	—	—	—	—	2.9	—
Income before income tax expense and discontinued operations	19.1	10.4	8.7	17.3	16.0	6.0	16.9
Income tax expense(3)	1.0	1.0	—	—	—	—	—
Discontinued operations:
Branded Gas Division—income from operations(4)	—	—	—	—	—	—	0.9
Branded Gas Division—gain on sale(5)	—	—	—	—	—	—	2.8
Net Income	$18.1	$9.4	$8.7	$17.3	$16.0	$6.0	$20.6
Cash Flow Data:
Net cash provided by (used in)
Operating activities	$(28.4)	$(34.1)	$5.7	$(82.0)	$38.6	$27.6	$27.4
Investment activities	(1.6)	(0.7)	(0.9)	1.2	(2.2)	(3.3)	1.2
Financing activities(6)	28.4	31.4	(3.0)	83.0	(33.6)	(24.9)	(31.2)
Other Financial Data:
EBITDA(7)	$33.0	$14.1	$18.9	$25.2	$20.4	$10.4	$25.1
Maintenance capital expenditures	1.8	0.7	1.1	1.3	2.2	1.6	2.8
Capital improvement expenditures	—	—	—	0.7	—	1.7	4.9
Total capital expenditures	$1.8	$0.7	$1.1	$2.0	$2.2	$3.3	$7.7
Operating Data:
Normal heating degree days(8)	5,630	1,875	3,755	5,630	5,630	5,630	5,630
Actual heating degree days	5,875	1,876	3,999	5,748	6,028	5,279	5,243
Variance from normal heating degree days	4.4%	—	6.5%	2.1%	7.1%	(6.2)%	(6.9)%
Variance from prior year actual heating degree days	2.2%	0.6%	3.0%	(4.6)%	14.2%	0.7%	(8.6)%
Total gallons sold (in millions)	2,673.9	757.6	1,916.3	2,928.8	2,850.6	2,202.8	2,338.3
Variance in volume sold from prior year	(8.7)%	—	—	2.8%	29.4%	(5.8)%	(14.1)%
Balance Sheet Data (at period end):
Cash and cash equivalents	$1.8	$1.8	n/a	$3.3	$3.5	$0.6	$1.2
Property and equipment, net	22.0	22.0	n/a	22.6	14.8	15.0	13.9
Total assets	554.7	554.7	n/a	393.0	304.3	263.2	248.1
Total liabilities	478.4	478.4	n/a	369.8	261.7	230.7	201.0
Total debt(6)	183.5	183.5	n/a	193.0	50.8	78.4	82.8
Equity	76.3	76.3	n/a	23.2	42.6	32.5	47.1

(1)             Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

(2)             Write-off of our investment in our on-line shipping brokerage platform.

(3)             We became subject to income tax expense upon the conversion of Global Montello Group LLC, a pass-through entity for federal income tax purposes, to Global Montello Group Corp., a taxable entity for federal income tax purposes, on October 5, 2005.

(4)             The sale of the Partnership’s Branded Gas Division to Alliance Energy Corp. in December 2001 for total cash proceeds of $6.0 million resulted in a gain of approximately $2.8 million.

(5)             December 2001 sale of Branded Gas Division to Alliance Energy Corp. for total cash proceeds of $6.0 million and resulted in a gain of approximately $2.8 million.

(6)             In July 2004, Global Petroleum Corp. and certain other Slifka family entities executed a $51.0 million term loan agreement under which Global Companies LLC and Affiliates were guarantors. The proceeds of the loan were used, in part, to (a) finance the acquisition by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. and (b) refinance certain loans secured by the real estate assets of Global Petroleum Corp. and certain other Slifka family entities, including Global Companies LLC and Affiliates. The term loan and associated financing costs and interest expense are included in the financial statements of Global Partners LP included elsewhere in this report. Please read Note 8 of the Notes to the financial statements of Global Partners LP.

(7)             EBITDA is a non-GAAP financial measure which is discussed further below.

(8)             In July 2002, the National Weather Service at the Logan International Airport station in Boston, Massachusetts updated its “normal heating degree day” measure. For comparison purposes, we are using the updated measure for periods prior to July 2002.

Non-GAAP Financial Measure

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

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each of the years indicated:

	Combined (1)	Successor	Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2005	2005	2005	2004	2003	2002	2001
	(dollars in millions except per unit amounts)
Reconciliation of EBITDA to net income:
Net income	$18.1	$9.4	$8.7	$17.3	$16.0	$6.0	$20.6
Add
Depreciation and amortization	3.9	1.0	2.9	3.2	2.4	2.2	1.5
Interest expense	10.0	2.7	7.3	4.7	2.0	2.2	3.0
Income tax expense	1.0	1.0	—	—	—	—	—
EBITDA	$33.0	$14.1	$18.9	$25.2	$20.4	$10.4	$25.1
Reconciliation of EBITDA to cash flows from operating activities:
Cash flow from operating activities	$(28.4)	$(34.1)	$5.7	$(82.0)	$38.6	$27.6	$27.4
Add
Increase (decrease) in working capital	61.4	48.2	13.2	107.2	(18.2)	(17.2)	(2.3)
EBITDA	$33.0	$14.1	$18.9	$25.2	$20.4	$10.4	$25.1

(1)          Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows” for additional information.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

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

We purchase our refined petroleum products primarily from domestic and foreign refiners, traders and producers and sell these products in two segments, Wholesale and Commercial. Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the NYMEX or derivatives to hedge our commodity risk inherent in buying and selling energy commodities. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations. We earn a margin by selling the product for physical delivery to third parties.

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

Proceeds from the sale of common units in the initial public offering were used in part to repay $45.3 million of borrowings under our then-existing revolving credit facility and $51.0 million of outstanding indebtedness under a term loan of Global Petroleum Corp. and certain other Slifka family entities guaranteed by affiliates of Global Petroleum Corp., including Global Companies LLC and Affiliates. Please read “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds From Registered Securities.”

At October 3, 2005 we had a terminal facility agreement with Global Petroleum Corp. expiring on December 31, 2008. In connection with the initial public offering, the term of this agreement was extended until December 31, 2013. Pursuant to a shared services agreement, Global Petroleum Corp. provides certain terminal operating management services to us, and we provide certain administrative, accounting and information processing services to Global Petroleum Corp.

Products and Operational Structure

Our products include distillates, gasoline and residual oil and bunker fuel. The distillates we sell are used primarily for space heating of residential and commercial buildings and as fuel for trucks and off-road construction equipment. We sell unbranded gasoline, diesel and heating oil under agreements with major suppliers of refined petroleum products. We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes. We sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.

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

Our business activities are substantially comprised of purchasing, terminalling, storing and selling refined petroleum products. We believe that the combination of our terminalling and storage activities, together with our marketing activities, provides a balance that has a stabilizing effect on our results of operations and cash flow. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months. In a backwardated market (when product prices for future deliveries are lower than for current deliveries) because of our high turnover of inventory, we are able to minimize our inventories and commodity risk while attempting to maintain or increase net product margins.

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our primary short-term concerns and uncertainties are as follows:

•        As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We became a public company on September 28, 2005. Prior to that, we had no history operating as a public company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, has required changes in corporate governance practices of public companies. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance, and we may have to reduce policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage as we have obtained historically. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) operating expenses, (4) selling, general and administrative expenses (“SG&A”), (5) heating degree days, (6) EBITDA and (7) distributable cash flow.

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales include sales of distillates, unbranded gasoline, residual oil and bunker fuel and natural gas. Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.

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

Selling, General and Administrative Expenses

Our SG&A expenses include marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses. Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, and benefits, pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us. We will incur additional expenses related to being a public company, most of which will be the result of increased accounting and legal expenses.

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

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships. However, distributable cash flow is not a generally accepted accounting principle financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States. In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies. The generally accepted accounting measure most directly comparable to distributable cash flow is net cash provided by operating activities.

Years Ended December 31, 2005, 2004 and 2003

•        In the year ended December 31, 2005, we completed our initial public offering, generating $124.0 million in gross proceeds from the sale of over 5.6 million common units representing limited partner interests of us (including common units sold upon exercise of the underwriters’ over-allotment option). We had increased gross profits and improved margins across both our wholesale and commercial segments. Commodity prices continued to rise in 2005. From December 31, 2004 to December 31, 2005, published prices for distillates, gasoline and residual oil increased 41%, 57% and 77%, respectively. Temperatures were 4.4% lower than normal as measured by aggregate heating degree days. During 2005 we continued to concentrate on expanding our distillate, gasoline, residual oil and bunker fuel businesses. In accordance with this initiative, in December 2005, we entered into an agreement to purchase a refined petroleum products terminal in Bridgeport, Connecticut from Connecticut Petroleum Wholesalers and one of its affiliates.  This terminal has storage for 109,000 barrels of refined products, including distillates and additional products. The acquisition is expected to close by the second quarter of 2006, subject to due diligence and other customary conditions.

The year ended December 31, 2004 can be characterized as a year of consolidation in an environment of rising product prices and temperatures that were 2.1% lower than normal as measured by aggregate heating degree days. During this period, we concentrated on expanding our distillate, gasoline and residual oil businesses in the markets that we had entered into during 2003.

Rising product prices have been a significant factor in our sales increases. From December 31, 2003 to December 31, 2004, published prices for distillates, gasoline and residual oil increased approximately 35%, 15% and 6%, respectively.

The following table presents our EBITDA and distributable cash flow, our gross profit, sales, volume and net product margin by segment, and information on the weather conditions for the years ended December 31, 2005, 2004 and 2003:

	Combined(1)	Successor	Predecessor
		October 4	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2005	2005	2005	2004	2003
	(gallons and dollars in millions)
EBITDA(2)	$33.0	$14.1	$18.9	$25.2	$20.4
Distributable cash flow(3)	$9.6	$9.6	—	—	—
Wholesale Segment:
Volume (gallons)	2,309.3	660.2	1,649.1	2,539.5	2,467.1
Sales	$3,622.8	$1,115.2	$2,507.6	$2,863.2	$2,170.1
Net product margin(4)
Distillates	$41.9	$16.4	$25.5	$36.2	$30.1
Gasoline	14.0	2.4	11.6	9.6	5.0
Residual oil	22.9	7.1	15.8	16.4	18.8
Total	$78.8	$25.9	$52.9	$62.2	53.9
Commercial Segment:
Volume (gallons)	364.6	97.4	267.2	389.3	383.5
Sales	$423.0	$133.7	$289.3	$324.4	$308.4
Net product margin(4)	14.6	3.4	11.2	15.1	14.4
Combined sales and net product margin:
Sales	$4,045.8	$1,248.9	$2,796.9	$3,187.6	$2,478.5
Net product margin(4)	93.4	29.3	64.1	77.3	68.3
Depreciation allocated to cost of sales	1.7	0.4	1.3	1.4	1.2
Combined gross profit:	$91.7	$28.9	$62.8	$75.9	$67.1
Weather conditions:
Normal heating degree days	5,630	1,875	3,755	5,630	5,630
Actual heating degree days	5,875	1,876	3,999	5,748	6,028
Variance from normal heating degree days	4.4%	—	6.5%	2.1%	7.1%
Variance from prior year actual heating degree days	2.2%	0.6%	3.0%	(4.6%)	14.2%

(1)          Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

(2)          EBITDA is a non-GAAP financial measure which is discussed in Item 6. Selected Financial Data.

(3)          On October 4, 2005, we completed our initial public offering of common units. Accordingly, distributable cash flow is presented for the period from October 4, 2005 through December 31, 2005.

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measures, on a historical basis for each of the periods indicated:

	Combined*	Successor	Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2005	2005	2005	2004	2003
	(dollars in millions)
Reconciliation of distributable cash flow to net income:
Net income	$9.4	$9.4	n/a	n/a	n/a
Depreciation and amortization	1.0	1.0	n/a	n/a	n/a
Capital expenditures	(0.8)	(0.8)	n/a	n/a	n/a
Distributable cash flow	$9.6	$9.6	n/a	n/a	n/a

*                    Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

(4)          Net product margin is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess product costs associated with our business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

In 2005 as compared to 2004, our sales increased by $858.2 million, or 27%, to $4,045.8 million. The increase was driven by an increase in refined petroleum product prices despite a 254.9 million gallon, or 8.7% decrease, to 2,673.9 million gallons in aggregate volume of product sold. The decrease in aggregate volume sold includes a 250.3 million gallon decrease in distillates, a 3.9 million gallon increase in gasoline and a 5.5 million gallon decrease in residual oil. Our gross profit for 2005 as compared to 2004 increased by $15.8 million, or 20.8%, to $91.7 million.

In 2004 as compared to 2003, our sales increased by $709.1 million, or 28.6%, to $3,187.6 million. The increase was driven by an increase in refined petroleum product prices and a 78.1 million gallon, or 2.7%, increase to 2,928.8 million gallons in aggregate volume of product sold. The increase in aggregate volume sold consists in part of a 65 million gallon increase in gasoline sold resulting from a joint marketing arrangement that we entered into in 2003 with a major integrated oil company. Growth in sales to both new and existing customers helped to offset the impact of a year that was approximately 4.6% warmer than the previous year. Our gross profit in 2004 increased by $8.8 million, or 13.1%, to $75.9 million. The increase primarily resulted from growth in volume sold and an improvement in our gross profit per gallon primarily as a result of lower distillate supply costs.

Wholesale Segment

Distillates.   In 2005 as compared to 2004, Wholesale distillate sales increased by 22.2% due to an increase in distillate prices despite a 14.8% decrease in distillate volume sold. We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions in various markets. Our net product margin contribution from distillate sales increased by $5.7 million, or 15.7%, to $41.9 million as a result of increased blending activities and our ability to pass through to customers our increased costs related to sales. Additionally, although the twelve month period ended December 31, 2005 was 2.2% colder than the same twelve month period in 2004, the three month period ended March 31, 2005, which comprises approximately one-half of the winter heating oil season in New England, was 1.7% warmer than the three month period ended March 31, 2004.

In 2004 as compared to 2003, our Wholesale distillate sales increased by 27% due to an increase in distillate prices and a 3% increase in distillate volume sold. We attribute the increase in volume sold to our expansion into Portland, Maine, Long Island and Albany, New York continued growth within our existing customer base in the Northeast and a wider network of inland terminals within New England. The resulting gain in volume sold offset the impact of a warmer year. Net product margin contribution from distillate sales increased by $6.1 million, or 20.3%, to $36.2 million due to the conversion of lower grade heating oil products through custom blending processes into products meeting customer specifications and to the increase in volume of distillates sold.

Gasoline.   In 2005 as compared to 2004, Wholesale gasoline sales increased by 32.6% due to an increase in gasoline prices. Our net product margin from gasoline sales increased by $4.4 million, or 45.8%, to $14.0 million. We attribute this increase in net product margin to an increase in our volume of sales as well as a focus on sales to higher margin customers and our expanded use of our bulk storage capacity to store product in a contango market.

During 2002, our Wholesale gasoline business was marketed predominantly out of the Revere terminal. Our 2003 joint marketing arrangement allowed us to market gasoline through a network of terminals located throughout New England and to decrease our inventory holdings at the Revere terminal. In 2004, we expanded our joint gasoline marketing efforts to encompass virtually the entire New England marketing region.

In 2004 as compared to 2003, our Wholesale gasoline sales increased by 43% due to an increase in gasoline prices and a 5% increase in gasoline volume sold. We attribute the increase in volume sold to the expansion of our joint gasoline marketing efforts. Net product margin contribution from gasoline sales increased by $4.6 million, or 92.0%, to $9.6 million which we attribute to the increase in volume of gasoline sold and the effects of the joint marketing arrangement entered into in 2003.

Residual Oil.   In 2005 as compared to 2004, Wholesale residual oil sales increased by 58.9% as a result of an increase in residual oil prices and a 7.7% increase in residual oil volume sold. Net product margin contribution from residual oil sales increased by $6.5 million, or 39.6%, to $22.9 million, primarily due to the increase in our per unit margin of residual oil sold.

In 2004 as compared to 2003, our Wholesale residual oil sales were unchanged as a result of an increase in residual oil prices and a 12% decrease in residual oil volume sold. We attribute the decline in volume of residual oil sold to reduced customer heat load requirements due to warmer weather conditions and reduced demand for our products due to the closure of plants and/or reductions in production by certain cyclical industry participants, such as paper mills, in our territory.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 84.1%, 81.8% and 87.8% of total volume sold in 2005, 2004 and 2003, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

In 2005 as compared to 2004, our Commercial residual oil sales increased by 33.4% due to an increase in the price of residual oil despite a 3.7% decrease in volume sold. We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory. This decrease in volume sold was offset in part by an increase in the volume of bunker fuel sold as a result of our continuing efforts to develop our current bunker business and expand into new bunker markets.

In 2004 as compared to 2003, our Commercial residual oil sales decreased by 5% due to a 5% decrease in volume sold. We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants, such as paper mills, in our territory and the impact of a warmer year during which temperatures averaged 4.6% higher than in 2003. This decrease in volume sold was offset in part by an increase in the volume of bunker fuel sold as a result of our continuing efforts to develop and expand our bunker business. The effects of switching from residual oil to natural gas in 2004 were immaterial as natural gas prices remained high relative to residual oil prices.

Expenses

In 2005 as compared to 2004, our operating expenses increased by $0.1 million, or 0.5%, to $19.7 million. The primary factors contributing to this increase include $0.4 million of operating expenses at the terminal in Chelsea, Massachusetts and a $0.5 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island. These expenses were in part offset by a $0.3 million decrease in real estate taxes at New Bedford and rental income of $0.5 million at the terminal in Revere, Massachusetts.

In 2004 as compared to 2003, our operating expenses increased by $0.8 million, or 4.3%, to $19.6 million. The primary factors contributing to this increase include $0.5 million of new operating expenses at the Wethersfield terminal, which we acquired in 2004, a real estate tax commitment of $0.3 million with respect to the New Bedford terminal operations and a $0.2 million rent increase for the Gateway terminal.

In 2005 as compared to 2004, our SG&A expense increased by $6.9 million, or 20.5%, to $40.3 million, due primarily to the payment by our predecessor, Global Companies, LLC, of approximately $3.1 million as a special bonus for services rendered by certain officers and employees in connection with the organization of Global Partners LP. In addition, bonuses, executive salaries and owner-related expenses increased by $2.1 million, legal, consulting and banking services and fees increased by $0.4 million, an additional $0.5 million was incurred for employee expenses related to expansion of marketing operations, and an additional $0.1 million was incurred for the natural gas marketing operation. Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, and benefits, pension and 401(k) plan expenses are paid by our general partner which in turn, is reimbursed for these expenses by us. SG&A expense for the twelve months ended December 31, 2004 was diminished by a $0.3 million gain on the sale of a residence used to house a foreign executive officer prior to the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. Of the foregoing increases in expenses, $3.1 million of a special bonus for services rendered by certain officers and directors, $0.3 million of legal, consulting and banking services and fees, and $0.1 million of expenses related to the expansion of our marketing operations are non-recurring expenses.

In 2004 as compared to 2003, our SG&A expense increased by $3.2 million, or 10.6%, to $33.5 million due to increases in discretionary bonuses and executive salaries of $1.5 million, an additional $0.5 million incurred for the expansion of marketing operations, an additional $0.8 million incurred due to the first full year of operations of the natural gas marketing business, a $0.5 million settlement paid to the U.S. Environmental Protection Agency and $0.2 million of increases in health insurance costs, partially offset by a $1.1 million decrease in 2004 due to the discontinuation of a project to develop an on-line shipping brokerage platform. Please read “Item 3. Legal Proceedings.”

In 2005 as compared to 2004, our amortization expense increased by $0.8 million to $1.6 million. This increase is a result of the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

In 2004 as compared to 2003, our amortization expense increased by $0.8 million to $0.8 million. This increase is a result of push down accounting adjustments, as required by GAAP, related to the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

In 2005 as compared to 2004, our interest expense increased by $5.3 million, or 112%, to $10.0 million. We attribute $4.2 million of this increase to a rise in the market prices for products and the resulting increased costs of carrying inventory and accounts receivable and, as a result of Push Down Accounting adjustments, as required by GAAP, we attribute $1.1 million to interest expense on the $51.0 million term loan that was used by Global Petroleum Corp. and certain other Slifka family entities to finance their acquisition of ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

In 2004 as compared to 2003, our interest expense in 2004 increased by $2.7 million, or 134.1%, to $4.7 million. We attribute this change to increases in market prices for products and the resulting increased costs of carrying inventory and accounts receivable. Our interest expense in 2003 as compared to 2002 was substantially unchanged. Our average weekly balance of borrowings in 2004 under our then-existing revolving credit facility was $97.2 million.

Other Expenses

Certain affiliates of the Slifka family acquired certain outstanding interests in certain split dollar life insurance policies from Global Companies LLC and Affiliates for the aggregate amount of premiums that had been paid on these policies by Global Companies LLC and Affiliates on behalf of certain directors and their immediate family members. Additionally, one split dollar life insurance policy was surrendered. At the time of surrender, the cash value of the policy was less than the amount of premiums paid on it by Global Companies LLC and Affiliates, resulting in a loss of approximately $1.1 million in the quarter ended December 31, 2005.

Liquidity and Capital Resources

Liquidity

In connection with the closing of our initial public offering on October 4, 2005, we, our general partner, our operating company and Global Companies LLC and Affiliates entered into a four-year senior secured credit agreement in an aggregate principal amount of up to $400.0 million and repaid the remaining outstanding borrowings under our then-existing revolving credit facility. In November 2005, the credit agreement was amended to increase availability thereunder to an aggregate of $500.0 million. Please read “—Credit Agreement.”

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements. Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity. At December 31, 2005, we had working capital of approximately $228.7 million.

On February 14, 2006, we paid a cash distribution of $4.7 million for the fourth quarter of 2005 to our common and subordinated unitholders of record as of the close of business on February 3, 2006. The distribution that was paid to unitholders was prorated to $0.4111 per unit, reflecting the reduced period of time from the closing of our initial public offering on October 4, 2005 through December 31, 2005.

In December 2005, we entered into an agreement to purchase a refined petroleum products terminal in Bridgeport, Connecticut from Connecticut Petroleum Wholesalers and one of its affiliates. The acquisition is expected to close by the second quarter of 2006, subject to due diligence and other customary conditions.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2005 are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Revolver loan obligations	$217,965.4	$9,697.4	$19,394.9	$188,873.1	$—
Long-term debt obligations	2,109.9	418.0	1,691.9	—	—
Operating lease obligations	69,997.0	13,027.7	20,250.8	14,703.7	22,014.8
Other long-term liabilities	7,401.9	325.8	711.5	936.4	5,428.2
Total	$297,474.2	$23,468.9	$42,049.1	$204,513.2	$27,443.0

In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2005. Pricing is based on spot prices at time of purchase. Please read Note 11, Commitments and Contingencies, of the notes to the financial statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

During the twelve months ended December 31, 2005, we incurred a total of $1.8 million in maintenance capital expenditures, of which approximately 16% was related to environmental matters.

We anticipate that these maintenance capital expenditures will be funded with cash generated by operations. We anticipate that future capital improvement requirements will be provided through long-term borrowings or other debt financings and/or equity offerings. We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity.

Cash Flows

	Combined(1)	Successor	Predecessor
		October 4	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2005	2005	2005	2004	2003
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(28,352)	$(34,062)	$5,710	$(81,953)	$38,582
Net cash used in investment activities	$(1,628)	$(748)	$(880)	$(1,166)	$(2,157)
Net cash provided by (used in) financing activities	$28,443	$31,444	$(3,001)	$82,970	$(33,628)

(1)          Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide the investor with additional information for comparing year-over-year information.

Net cash used in operating activities for the twelve months ended December 31, 2005 reflects the continued expansion of our balance sheet from increases in the carrying value of accounts receivable and inventories, which were partially offset by an increase in accounts payable, as a result of continuing increases in product prices. Year end prices of No. 2 home heating oil, which product accounts for the largest portion of our sales and inventories, as reflected on NYMEX increased by 41% from December 31, 2004 to December 31, 2005 and by 35% from December 31, 2003 to December 31, 2004. Year end prices of residual oil as reflected in a leading industry publication increased by 77% from December 31, 2004 to December 31, 2005 and by 5% from December 31, 2003 to December 31, 2004.

Net cash provided by financing activities for the twelve months ended December 31, 2005 reflects increased trade credit and borrowings under our revolving credit facility to finance our business activities discussed in the preceding paragraph, as well as the use of our revolving credit facility to finance business expansion and to assist Global Petroleum Corp. and other Slifka family entities consistent with prior practices in the payment of their taxes on income derived from their ownership interests in our predecessor, Global Companies LLC and Affiliates.

Net cash used in operating activities for the year ended December 31, 2004 reflects increased trade credit as we expanded our business during a period of increased product prices. Net cash provided by financing activities for the year ended December 31, 2004 reflects the use of our revolving credit facility to finance business expansion, as well as the purchase by Global Petroleum Corp. and other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. and the refinancing of approximately $10.0 million of debt related to terminal financing.

Credit Agreement

In connection with the closing of our initial public offering on October 4, 2005, we, our general partner, our operating company and our operating subsidiaries entered into a four-year senior secured credit agreement in an aggregate principal amount of up to $400.0 million and repaid the remaining outstanding borrowings under our then-existing revolving credit facility. Effective November 10, 2005, we, our general partner, our operating company and our operating subsidiaries amended the four-year senior secured credit agreement to increase total available commitments thereunder from $400.0 million to $500.0 million.  The working capital revolving credit facility was increased by $100.0 million, comprising a $50.0 million increase in the permanent working capital revolving credit facility commitment and a new seasonal overline facility of $50.0 million (which is available each year only during the period between September 1st and June 30th.)  As of December 31, 2005 we had borrowings outstanding under our working capital revolving credit facility of $181.6 million and outstanding letters of credit of $132.5 million, for a total indebtedness of $314.1 million.

The credit facilities are available to fund working capital, make acquisitions and provide payment for general partnership purposes. There are three facilities under our credit agreement:

•       a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $450.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

•       a $35.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•       a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to our unitholders.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating comapny and operating subsidiaries.

Indebtedness under the credit agreement is guaranteed by our general partner. Pursuant to the agreement, interest on borrowings under our working capital revolving credit, acquisition credit, and revolving credit facilities is payable at (1) the Eurodollar rate, plus 1%, 1¾% or 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½ %, respectively, or (3) the bank’s base rate, at our option (the 2005 average rate was approximately 5.1%). We incur a letter of credit fee of 1.00% per annum or a minimum of $400 for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of the three facilities (including any seasonal overline facility exercised by us) under the credit agreement at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities. The credit agreement will mature in 2009. At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

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

•       any default in the performance of any obligation or condition beyond the applicable grace period relating to any other indebtedness of more than $2.0 million if the effect of the default is to permit or cause the acceleration of the indebtedness;

•       a judgment default for monetary judgments exceeding $2.0 million or a default under any nonmonetary judgment if such default could have a material adverse effect on us;

•       a change in management or ownership control; and

•       an ERISA violation or a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

The credit agreement limits distributions to our unitholders to available cash, and borrowings to fund such distributions are only permitted under the $15.0 million revolving credit facility. The $15.0 million revolving credit facility is subject to an annual “clean-down” period, requiring us to reduce the amount outstanding under the $15.0 million revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2005, 2004 and 2003.

Environmental Matters

Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read “Items 1. and 2. Business and Properties—Environmental.”

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

Leases

We have a throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. This agreement is accounted for as an operating lease. Please read “Item 13. Certain Relationships and Related Transactions—Throughput Agreement with Global Petroleum Corp.” We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals, certain of which arrangements have minimum usage requirements.  Please read “Items 1. and 2. Business and Properties—Storage.” We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements, and we have lease income from office space leased to an unrelated third party at one of our terminals. Our leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. The Partnership also provides for shipping costs at the time of sale, which costs are included in cost of sales. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expense.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets. Any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”

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

Recent Accounting Pronouncements

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (revised)”.)  This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. We believe the adoption of this standard will not have a material effect on our financial condition, results of operations or cash flows as there currently are no awards outstanding and we do not currently expect to make significant grants of equity awards during 2006.

SFAS No. 153 “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Partnership’s financial position or results of operations.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

In September 2005 the EITF issued Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 13, 2006. We believe the adoption of EITF 04-13 will not have a material impact to our financial condition, results of operations or cash flows as we already record exchange transactions on a combined basis.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan. Therefore, from time to time we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances. We had no interest rate hedging instruments outstanding as of December 31, 2005. Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% or 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½ %, respectively, or (3) the bank’s base rate, at our option. As of December 31, 2005 we had borrowings outstanding under our working capital revolving credit facility of $181.6 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of futures and option contracts traded on the NYMEX and over-the-counter transactions, including swap contracts entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect the profit we receive. While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

At December 31, 2005 the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below:

Gain (loss):

	Fair Value at	Effect of
	December 31, 2005	10% Price Decrease
NYMEX contracts	$554,957	$(9,734,424)
Swaps, options and other, net	2,513,732	1,704,772
	$3,068,689	$(8,029,652)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at year end. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.

The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The required brokerage margin balance was $9,210,000 at December 31, 2005.

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

Item 8.                        Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to Financial Statements” on page F-1.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

In designing and evaluating controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Alfred A. Slifka and Richard Slifka through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka beneficially owns an interest in our general partner. Unitholders will not be entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have an audit committee and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McKown, McCool and Watchmaker, serve as members of the conflicts, audit and compensation committees.

Even though most companies listed on the New York Stock Exchange are required to have a majority of independent directors serving on the board of directors of the listed company and to establish and maintain an audit committee, a compensation committee and a nominating/corporate governance committee each consisting solely of independent directors, the New York Stock Exchange does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating/corporate governance committee.

No member of the audit committee is an officer or employee of our general partner or director, officer or employee of any affiliate of our general partner. Furthermore, each member of the audit committee is independent as defined in the listing standards of the New York Stock Exchange. The board of directors of our general partner has determined that a member of the audit committee, namely Kenneth Watchmaker, is an “audit committee financial expert” as defined by the SEC.

Among other things, the audit committee is responsible for reviewing our external financial reporting, including reports filed with the SEC, engaging and reviewing our independent auditors and reviewing procedures for internal auditing and the adequacy of our internal accounting controls. On March 22, 2006, the audit committee adopted a new written charter which replaces the previous charter and is posted on our website at www.globalp.com. The March 22, 2006 charter became effective upon its adoption.

We are managed and operated by the directors and executive officers of our general partner. Our operating personnel are employees of our general partner or certain of our operating subsidiaries.

All of our executive officers devote substantially all of their time managing our business and affairs, but from time to time perform services for certain of our affiliates. Messrs. Eric Slifka, McManmon, Faneuil and Rudinsky will spend a portion of their time providing services to certain of our affiliates.

Please read “—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.” Our non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	73	Chairman
Richard Slifka	65	Vice Chairman
Eric Slifka	40	President, Chief Executive Officer and Director
Thomas A. McManmon, Jr.	62	Executive Vice President and Chief Financial Officer
Edward J. Faneuil	53	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	58	Senior Vice President and Chief Accounting Officer
David K. McKown	68	Director
Robert J. McCool	67	Director
Kenneth I. Watchmaker	63	Director

Alfred A. Slifka was elected Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors for over fifty years. Mr. Slifka served as Chairman of the Board of Global Companies LLC since its formation in December 1998.

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and director of Global Companies LLC since its formation in December 1998. Alfred A. Slifka and Richard Slifka are brothers.

Eric Slifka was elected President, Chief Executive Officer and director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and director of Global Companies LLC since July 2004 and as Chief Operating Officer and director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is the son of Alfred A. Slifka and the nephew of Richard Slifka.

Thomas A. McManmon, Jr. was elected Executive Vice President and Chief Financial Officer of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1977. Mr. McManmon served as Senior Vice President and Chief Financial Officer of Global Companies LLC since its formation in December 1998.

Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998.

Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998.

David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for 41 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston’s real estate department and corporate finance department and a managing director of BankBoston’s private equity unit.

Robert J. McCool was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been an Advisor to Tetco Inc., a privately held company in the energy industry, since 1967. Mr. McCool has been in the refined petroleum industry for 40 years. He worked for Mobil Oil for 33 years and retired in 1998 having served as Executive Vice President being responsible for North and South America’s marketing and refining business.

Kenneth I. Watchmaker was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1996 until March 2006, when he elected to retire in connection with the sale of Reebok International Ltd to adidas-Salomon AG. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at Ernst & Young LLP. He also serves as a director of American Biltrite Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the New York Stock Exchange concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Forms 5 were required, we believe that during the year ended December 31, 2005, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except for the following:  (1) Thomas A. McManmon, Jr. was late in reporting an acquisition of common units by a member of his family on one Form 4 and (2) Alfred A. Slifka was late in reporting an acquisition of common units on one Form 4.

Code of Ethics

Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner, including the principal executive officer, principal financial officer and principal accounting officer.

A copy of our code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

Corporate Governance Matters

The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act have been included as exhibits to this annual report on Form 10-K.

Item 11.                 Executive Compensation.

Reimbursement of Expenses of the General Partner

Our general partner does not receive any management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to Global Partners LP, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Global Partners LP. Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

Executive Compensation

Global Partners LP and our general partner were formed in March 2005. We are managed and operated by the directors and executive officers of our general partner. Officers of our general partner may participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future.

The following table sets forth certain information with respect to compensation of the Chief Executive Officer and the three other most highly compensated executive officers during 2005. We and our general partner were formed in March 2005 but conducted no business until October 2005. As such, the compensation set forth below includes compensation paid to each of the named executive officers for the period from October 4, 2005 through December 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation
	Year	Salary(1)	Bonus(2)	Other Annual Compensation(3)
Name And Principal Positions		($)	($)	($)
Eric Slifka
President, Chief Executive Officer and Director	2005	$243,800	$1,486,700	—
Thomas A. McManmon, Jr.
Executive Vice President and Chief Financial Officer	2005	$104,000	$130,000	—
Edward J. Faneuil
Executive Vice President, General Counsel and Secretary	2005	$79,400	$130,000	—
Charles A. Rudinsky
Senior Vice President and Chief Accounting Officer	2005	$57,100	$130,000	—

(1)          Salaries set forth in the preceding table represent the amounts paid to the listed executives by our general partner for the period October 4, 2005 through December 31, 2005. Our general partner is reimbursed by us for employee salaries.

(2)          The bonuses set forth in the preceding table represent the amounts paid to the listed executives by our general partner in 2006 as bonuses for service in 2005. Our general partner is reimbursed by us for employee bonuses. Mr. Slifka’s bonus was earned pursuant to his employment agreement with our general partner, as adjusted by our general partner’s compensation committee. The discretionary bonuses paid to Messrs. McManmon, Faneuil and Rudinsky were awarded by our general partner’s compensation committee and paid from our 2005 bonus pool. We accrued for the 2005 bonus pool expenses on our financial statements. Prior to the completion of our initial public offering, our predecessor, Global Companies LLC, accrued for a portion of the bonuses that were paid by our general partner in 2006 for service in 2005.

(3)          Any perquisites or other personal benefits received were less than $50,000.

It is expected that for 2006, Mr. Eric Slifka will receive an annual base salary of $1.0 million pursuant to his employment agreement, and Messrs. McManmon, Faneuil and Rudinsky will receive $426,500, $325,500 and $234,100, respectively. In addition, it is expected that each of these individuals will receive cash bonuses with respect to 2006, which bonuses may be material in amount as compared to their base salaries. Our general partner entered into a deferred compensation arrangement with Edward J. Faneuil pursuant to which Mr. Faneuil will receive $70,000 per year for 15 years. Officers of our general partner, its affiliates or our operating subsidiaries may participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Except with respect to Eric Slifka, neither we, our general partner, nor any affiliate thereof has entered into an employment agreement with an officer or director of our general partner. Please read “—Employment Agreement.”

The following table sets forth the estimated annual pension benefits payable upon retirement under the Global Partners LP Pension Plan formula to persons in the specified compensation and years of service classifications:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive 5-Year Average Compensation	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
$	$	$	$	$	$	$
125,000	7,036	14,072	21,108	28,144	35,180	42,216
150,000	8,807	17,614	26,420	35,227	44,034	52,841
175,000	10,578	21,155	31,733	42,311	52,888	63,466
200,000	12,348	24,697	37,045	49,394	61,742	74,091
220,000 and above	13,765	27,530	41,295	55,061	68,826	82,591

Benefits under the formula are based upon the employee’s highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, commissions, any program of deferred compensation, employee benefits, moving expense, transportation allowances, salary continuation, and additional forms of remuneration. As of January 1, 2006, the years of credited service were as follows for the following officers:  Mr. Faneuil, 15 years; Mr. McManmon, 27 years; Mr. Rudinsky, 22 years; and Mr. Slifka, 19 years.

Compensation of Directors

Officers or employees of our general partner or an affiliate thereof who also serve as directors do not receive additional compensation. Directors who are not officers or employees of our general partner or an affiliate thereof (1) receive: (a) $30,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day) and (2) are eligible to participate in the Global Partners LP Long-Term Incentive Plan. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Employment Agreement

Eric Slifka entered into an employment agreement with our general partner on October 4, 2005. Pursuant to the employment agreement, Mr. Slifka will serve as President and Chief Executive Officer of our general partner. The employment agreement provides that Mr. Slifka will have powers and duties and responsibilities that are customary to this position and that are assigned to him by the board of directors of our general partner in connection with his general management and supervision of the operations of our general partner. He will report only to the board of directors of our general partner.

Unless earlier terminated, the employment agreement has a term ending on December 31, 2008. The employment agreement includes a confidentiality provision, which generally will continue for two years following Mr. Slifka’s termination of employment, and is subject to the noncompetition provisions included in the omnibus agreement and may be terminated earlier pursuant to the terms of the employment agreement. Please read “Item 13.—Certain Relationships and Related Transactions—Omnibus Agreement.” The agreement provides for an annual base salary of $1.0 million, subject to annual price index increases beginning in 2007. In addition, Mr. Slifka is eligible to receive annual cash bonuses based on (1) our results of operations and financial condition for each of 2005 and 2006 and (2) an amount to be determined by the compensation committee of the board of directors of our general partner for the years after 2005. Mr. Slifka is entitled to participate in the Global Partners LP Long-Term Incentive Plan as described below under “—Long-Term Incentive Plan.” Mr. Slifka is also entitled to participate in such other benefit plans and programs as our general partner may provide for its employees in general.

The employment agreement may be terminated at any time by either party with proper notice. If Mr. Slifka’s employment is terminated without cause or due to our general partner’s breach of the employment agreement or is constructively terminated, then our general partner (1) will pay Mr. Slifka his salary through December 31, 2008, any bonus earned and a severance amount equal to 75% of the sum of Mr. Slifka’s salary and the average of bonuses earned in the two years preceding the termination date and (2) will provide Mr. Slifka benefits through December 31, 2008. Mr. Slifka may elect to forfeit all or a portion of the foregoing amounts and benefits, and in exchange the period of time in which he is subject to the noncompetition provisions included in the omnibus agreement will be shortened.

If Mr. Slifka terminates his employment pursuant to a change of control of our general partner, then our general partner will pay Mr. Slifka an additional amount equal to one year of his current salary. Such a change of control will occur when none of Alfred A. Slifka, Richard Slifka, Eric Slifka or any affiliates thereof, individually or in the aggregate, owns a majority of the member interests in our general partner.

If the agreement has not otherwise terminated, then if, as of December 31, 2008, our general partner and Mr. Slifka have not agreed that Mr. Slifka will be employed as our general partner’s President and Chief Executive Officer beginning January 1, 2009 and have not entered into an agreement effecting the same, then our general partner will pay Mr. Slifka an amount equal to 75% of the sum of Mr. Slifka’s salary and the average of bonuses earned in the two years preceding the termination date.

Long-Term Incentive Plan

Our general partner has adopted the Global Partners LP Long-Term Incentive Plan for employees, consultants and directors of our general partner and employees and consultants of our affiliates who perform services for us. The long-term incentive plan consists of four components: restricted units, phantom units, unit options and unit appreciation rights. The long-term incentive plan limits the number of units that may be delivered pursuant to awards to 564,242 common units. Units withheld to satisfy exercise prices or tax withholding obligations are available for delivery pursuant to other awards. The plan is administered by the board of directors of our general partner or a committee thereof, which we refer to as the plan administrator.

The plan administrator may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted subject to unitholder approval as required by the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits of the participant without the consent of the participant. The plan expires when units are no longer available under the plan for grants or, if earlier, its termination by the plan administrator.

As of December 31, 2005, no units had been purchased by our general partner for grants under the plan, and no awards of any kind had been granted under the plan.

Restricted Units

A restricted unit is a common unit that vests over a period of time and that during such time is subject to forfeiture. We do not expect to grant restricted units under the long-term incentive plan at this time. In the future, the plan administrator may determine to make grants of restricted units under the plan to our employees, consultants and directors and employees and consultants of our affiliates containing such terms as the plan administrator shall determine. The plan administrator will determine the period over which restricted units granted to participants will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of our company, as defined in the plan, unless provided otherwise by the plan administrator. Distributions made on restricted units may be subjected to the same vesting provisions as the restricted unit. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

Common units to be delivered as restricted units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon the grant of the restricted units, the total number of common units outstanding will increase.

We intend the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Phantom Units

A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equivalent to the value of a common unit. We do not expect to grant phantom units under the long-term incentive plan at this time. In the future, the plan administrator may determine to make grants of phantom units under the plan to our employees, consultants and directors and employees and consultants of our affiliates containing such terms as the plan administrator shall determine. The plan administrator will determine the period over which phantom units granted to participants will vest. The plan administrator, in its discretion, may base its determination upon the achievement of specified financial objectives. In addition, the phantom units will vest upon a change of control of our company, unless provided otherwise by the plan administrator. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the plan administrator or the terms of the award agreement provide otherwise.

Common units to be delivered upon the vesting of phantom units may be common units acquired by us in the open market, common units acquired by us from any other person or any combination of the foregoing. If we issue new common units upon vesting of the phantom units, the total number of common units outstanding will increase. The plan administrator, in its discretion, may grant tandem distribution equivalent rights with respect to phantom units that entitle the holder to receive cash equal to any cash distributions made on common units while the phantom units are outstanding.

We intend the issuance of any common units upon vesting of the phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of our common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options

The long-term incentive plan permits the grant of options covering common units. The plan administrator may make grants under the plan to our employees, consultants and directors and employees and consultants of our affiliates containing such terms as the plan administrator shall determine. Unit options will have an exercise price that may be more or less than the fair market value of the units on the date of grant, in the discretion of the plan administrator. In general, unit options granted will become exercisable over a period determined by the plan administrator. In addition, the unit options will become exercisable upon a change of control of us, unless provided otherwise by the plan administrator. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the plan administrator provides otherwise.

Upon exercise of a unit option, we will issue new common units, acquire common units on the open market or directly from any person or use any combination of the foregoing, in the plan administrator’s discretion. If we issue new common units upon exercise of the unit options (or a unit appreciation right settled in common units), the total number of common units outstanding will increase. The availability of unit options is intended to furnish additional compensation to plan participants and to align their economic interests with those of common unitholders.

Unit Appreciation Rights

The long-term incentive plan permits the grant of unit appreciation rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess will be paid in cash or common units. We do not expect to grant unit appreciation rights under our long-term incentive plan at this time. In the future, the plan administrator may determine to make grants of unit appreciation rights under the plan to our employees, consultants and directors and employees and consultants of our affiliates containing such terms as the plan administrator shall determine. Unit appreciation rights will have an exercise price that may be more or less than the fair market value of the common units on the date of grant, in the discretion of the plan administrator. In general, unit appreciation rights granted will become exercisable over a period determined by the plan administrator. In addition, the unit appreciation rights will become exercisable upon a change in control of our company, unless provided otherwise by the plan administrator. If a grantee’s employment, consulting or membership on the board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or plan administrator provides otherwise.

Upon exercise of a unit appreciation right, we will issue new common units, acquire common units on the open market or directly from any person or use any combination of the foregoing, in the plan administrator’s discretion. If we issue new common units upon exercise of the unit appreciation right, the total number of common units outstanding will increase. The availability of unit appreciation rights is intended to furnish additional compensation to plan participants and to align their economic interests with those of common unitholders.

Distribution Equivalent Rights

The plan administrator may, in its discretion, grant distribution equivalent rights (“DERs”) with respect to awards other than Restricted Units. DERs entitle the participant to receive cash equal to the amount of any cash distributions made by us during the period the award is outstanding. Payment of a DER may be subject to the same vesting terms as the award to which it relates.

401(k) Savings and Profit Sharing Plan

Our predecessor, Global Companies LLC, adopted a 401(k) Savings and Profit Sharing Plan for the benefit of employees of Global Companies LLC and their affiliates, which plan was transferred to our general partner for our benefit in connection with our initial public offering. Our general partner will maintain the 401(k) Savings and Profit Sharing Plan. The plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s pre-tax annual compensation, subject to certain limitations under federal law. Eligible employees may elect to contribute up to 25% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions are subject to vesting. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Pension Plan

Our predecessor, Global Companies LLC, adopted a Pension Plan for the benefit of employees of Global Companies LLC and their affiliates, which plan was transferred to our general partner for our benefit in connection with our initial public offering. Our general partner will maintain the Pension Plan. If our general partner becomes unable to satisfy its obligations under the Pension Plan, then we and our subsidiaries might become liable for such obligations. All employees who (1) are 21 years of age or older, (2) are not covered by a collective bargaining agreement, (3) have been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the plan and (4) have worked for our predecessor, our general partner or one of our operating subsidiaries at least 1,000 hours during the applicable plan year are eligible to participate in the plan. An employee is fully vested in benefits under the plan after completing five years of service or upon termination due to death, disability or retirement. When an employee retires at age 65, the employee can elect to receive either a lump sum distribution or monthly benefit payments under the plan equal to (1) 23% of the employee’s average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay (“Average Compensation”) plus (2) 19.5% of the employee’s Average Compensation in excess of his monthly “covered compensation” for Social Security purposes, as provided in the plan. However, if an employee completes less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. If an employee is terminated before age 65, his benefit beginning at age 65 would be based on his Average Compensation multiplied by a fraction, the numerator of which is a number of years of service at termination (not to exceed 30) and the denominator of which is the number of years such employee would have served (not to exceed 30) had he stayed until age 65. An employee who is terminated after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence.

We also have a non-qualified deferred compensation plan for one executive officer. Please read Note 10 of the Notes to our financial statements for further detail.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 17, 2006 the beneficial ownership of units of Global Partners LP held by beneficial owners of 5% or more of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Global Petroleum Corp.(2)	2,267	*	1,723,196	30.5%	15.3%
Larea Holdings LLC(3)	742	*	564,242	10.0%	5.0%
Larea Holdings II LLC(4)	371	*	282,121	5.0%	2.5%
Montello Oil Corporation(5)	3,086	*	2,344,992	41.6%	20.8%
Sandwich Terminal, L.L.C.(6)	11	*	8,464	*	*
Chelsea Terminal Limited Partnership(7)	947	*	719,409	12.8%	6.4%
Amy Cook(4)	6,171	*	282,121	5.0%	2.6%
Karen Dattilo(4)	6,171	*	282,121	5.0%	2.6%
Andrew Slifka(4)	6,171	*	282,121	5.0%	2.6%
Alfred A. Slifka(2)(5)(6)(7)(8)	6,411	*	4,796,061	85.0%	42.6%
Richard Slifka(2)(5)(6)(7)(8)	6,311	*	4,796,061	85.0%	42.6%
Eric Slifka(3)	26,242	*	564,242	10.0%	5.2%
Thomas A. McManmon, Jr.(9)	32,500	*	—	—	*
Edward J. Faneuil	12,400	*	—	—	*
Charles A. Rudinsky	5,000	*	—	—	*
David K. McKown	0	—	—	—	—
Robert J. McCool	4,800	*	—	—	*
Kenneth I. Watchmaker	0	—	—	—	—
All directors and executive officers as a group (9 persons)	87,353	*	5,360,303	95.0%	48.3%

*                    Less than 1%

(1)          The address for each person or entity listed is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)          ASRS Global General Partnership owns 100% of the ownership interests in Global Petroleum Corp. Alfred A. Slifka and Richard Slifka are equal owners of ASRS Global General Partnership. As general partners of ASRS Global General Partnership, Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own the units owned by Global Petroleum Corp.

(3)          Eric Slifka owns 100% of the ownership interests in Larea Holdings LLC and has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of Alfred A. Slifka.

(4)          Amy Cook, Karen Dattilo and Andrew Slifka each has a 33 1/3% ownership interest in Larea Holdings II LLC and share proportionate voting and investment power with respect to units owned by Larea Holdings II LLC. Each of Amy Cook, Karen Dattilo and Andrew Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC. Amy Cook, Karen Dattilo and Andrew Slifka are the children of Richard Slifka.

(5)          ASRS Montello General Partnership owns 72.8% of the ownership interests in Montello Oil Corporation. Alfred A. Slifka and Richard Slifka are equal owners of ASRS Montello General Partnership. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation. Alfred Slifka Montello Irrevocable Trust (“AS Montello”) owns 13.6% of Montello. Alfred A. Slifka is the beneficial owner of AS Montello. Richard Slifka Montello Irrevocable Trust (“RS Montello”) owns 13.6% of Montello. Richard Slifka is the beneficial owner of RS Montello.

(6)          Alfred A. Slifka and Richard Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to, and therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(7)          Chelsea Terminal Corp. is the general partner of Chelsea Terminal Limited Partnership. Alfred A. Slifka and Richard Slifka are equal owners of Chelsea Terminal Corp. and each owns a 50% limited partner interest in Chelsea Terminal Limited Partnership. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(8)          Beneficially owned unit amounts for each of Alfred A. Slifka and Richard Slifka consist of the units owned by Global Petroleum Corp., Montello Oil Corporation, Sandwich Terminal, L.L.C. and Chelsea Terminal Limited Partnership. Alfred A. Slifka and Richard Slifka are brothers.

(9)          31,000 common units are owned directly by the reporting person. 1,500 common units are owned indirectly by the reporting person’s son. The reporting person disclaims beneficial ownership of the securities owned by his son.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2005:

	Number of Securities to be issued upon exercise of outstanding options, warrants and right	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	564,242
Total	—	—	564,242

For more information about our Long-Term Incentive Plan, which did not require approval by our limited partners, refer to “Item 11. Executive Compensation—Long-Term Incentive Plan.”

Item 13.                 Certain Relationships and Related Transactions.

Affiliates of our general partner, including directors and executive officers of our general partner, own 87,724 common units and 5,642,424 subordinated units representing a 49.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of Global Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 98% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 87,724 common units and all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 2% general partner interest and $9.5 million on their common units and subordinated units.

Payments to our general partner and its affiliates

Our general partner will not receive a management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates will be reimbursed for expenses incurred on our behalf. Our partnership agreement provides that our general partner will determine the amount of these expenses.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Agreements Entered into in Connection with our Initial Public Offering

We entered into various documents and agreements in connection with our formation and our initial public offering. These agreements were not the result of arm’s-length negotiations, and they, or any of the transactions that they provide for, may not have been effected on terms at least as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties.

Omnibus Agreement

Upon the closing of our initial public offering, we entered into an omnibus agreement with certain members of the Slifka family and our general partner that will address the following matters:

•       the agreement of certain members of the Slifka family not to compete with us and to cause their affiliates not to compete with us under certain circumstances; and

•       the obligation of Global Petroleum Corp. and certain of its affiliates to indemnify us for certain liabilities.

This agreement is not the result of arm’s-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties.

Noncompetition

Each of Alfred A. Slifka and Richard Slifka agreed, and caused their affiliates to agree, for so long as such individual, Eric Slifka or controlled affiliates thereof, individually or as part of a group, control our general partner, and Eric Slifka agreed, and caused his affiliates to agree, through December 31, 2010, unless his obligation is terminated earlier pursuant to the terms of his employment agreement with our general partner, not to engage in, acquire or invest in any business having assets engaged in the following businesses; (1) the wholesale marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products in the United States, provided such activity generates qualifying income (as defined in Section 7704 of the Internal Revenue Code); (2) the storage of refined petroleum products in connection with any of the activities described in (1); and (3) bunkering. These restrictions will not apply to:

•       any assets not contributed to us in connection with this offering, including any replacements and natural extensions thereof;

•       the ownership, individually or collectively, of up to 9.9% in a publicly traded entity that competes with us as long as none of Alfred A., Richard or Eric Slifka are on the board of directors of the publicly traded entity;

•       any investment in or acquisition of any restricted business in an aggregate amount of up to $5.0 million per year; and

•       any investment in or acquisition of any restricted business in excess of an aggregate amount of $5.0 million per year with the approval of our conflicts committee.

Indemnification

Under the omnibus agreement, Global Petroleum Corp. and certain of its affiliates and our general partner (collectively, the “Indemnitors”) will indemnify us for five years after the closing of this offering against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and indefinitely against claims for covered environmental liabilities made before the fifth anniversary of the closing of our initial public offering and indefinitely against potential liabilities resulting from the two lawsuits alleging MTBE contamination in the groundwater in Massachusetts in which Global Companies LLC is a named defendant. Please read “Items 1. and 2. Business and Properties—Legal Proceedings—Environmental.” The obligation of the Indemnitors will not exceed $7.5 million and they do not have any indemnification obligation in any 12-month period (starting with the closing date of the offering) until our losses for that period exceed $400,000 in the aggregate and then only to the extent such aggregate losses exceed $400,000. Any unused amounts, including carried over unused amounts, will be carried over to the next 12-month period. After the fifth anniversary of the closing of our initial public offering, the annual deductible (not including carried over amounts) will be reduced to $150,000. The Indemnitors have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.

Additionally, the Indemnitors will indemnify us for losses attributable to title defects, retained assets and liabilities (including environmental liabilities at the Revere terminal) and income taxes attributable to pre-closing operations and the formation transactions. Furthermore, we will indemnify the Indemnitors for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to their indemnification obligations.

Shared Services Agreements

We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy Corp. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under each agreement, we provide Global Petroleum Corp. and Alliance Energy Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy Corp., as applicable, pay us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. Pursuant to these agreements, for the year ended December 31, 2005, we paid to Global Petroleum Corp. a net total of $67,000, and for the year ended December 31, 2005, we received from Alliance Energy Corp. a total of $320,000.

Throughput Agreement with Global Petroleum Corp.

We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. This agreement provides for more than two million barrels of storage capacity for our refined petroleum products. We retain the title of all products stored at this terminal. Please also see “Items 1. and 2. Business and Properties—Storage—Bulk Terminals That We Own or Operate or at Which We Maintain Dedicated Storage—Revere Terminal (Revere, Massachusetts)” for more information. The term of this agreement ends December 31, 2013. The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Pursuant to this agreement, for the year ended December 31, 2005, we paid (including increases in certain contractual costs but excluding amortization of deferred rent) to Global Petroleum Corp. a total of $7.7 million. Throughout the term of the Throughput Agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.

Some members of our management team are also officers and/or directors of two of our affiliates, Global Petroleum Corp. and Alliance Energy Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Alfred A. and Richard Slifka. Messrs. McManmon, Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read “—Shared Services Agreements.”

Alliance Energy Corp. is 90% owned by members of the Slifka family. Alfred A. and Richard Slifka each own 15% of Alliance Energy Corp., and they together control another 60% of this entity through voting trusts for the benefit of their six children, each of whom owns 10% of Alliance Energy Corp. In addition, Mr. McManmon owns 5% of Alliance Energy Corp., and the remaining 5% ownership interest is held by a former employee of Global Companies LLC, Willard Poires. Under a shared services agreement, Messrs. Eric Slifka, McManmon, Faneuil and Rudinsky spend a portion of their time providing services to Alliance Energy Corp., and Mr. McManmon is compensated for such services by Alliance Energy Corp. Please read “—Shared Services Agreements.”

Item 14.                 Principal Accountant Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2005 calendar year. The audit committee’s charter which is available on our website at www.globalp.com requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10-K for the year ended December 31, 2005 were approved by the audit committee.

Fees paid to Ernst & Young LLP for 2005 are as follows:

Audit Fees(1)	$1,421,900
Audit Related Fees	40,600
Tax Fees	328,900
All Other Fees	—
Total	$1,791,400

(1)          Represents fees for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements, and audits performed as part of our registration filings.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a);(c)           The following Financial Statements and Financial Statement Schedules are filed herewith:

1.	Financial statements:
See the “Index to Financial Statements” on page F-1.
2.	Financial statement schedules:

The following financial statement schedule is included pursuant to Item 15(c): Schedule II—Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits:
The exhibit index is incorporated by reference herein.

(b)                 The following documents are filed as exhibits to this report:

Exhibit Number		Description
3.1	—

First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.1	—

Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.2^	—

Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) for Global Partners LP filed on July 1, 2005).

10.3	—

Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.4	—

Amended and Restated Services Agreement, dated October 4, 2005, by and between Alliance Energy Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.5	—

Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.6^	—

Employment Agreement dated October 4, 2005, by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.6 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.7	—

Contribution, Conveyance and Assumption Agreement, dated October 4, 2005, by and among Global GP LLC, Global Partners LP, Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC, Global Petroleum Corp., Larea Holdings LLC, Larea Holdings II LLC, Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation (incorporated herein by reference to Exhibit 10.7 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.8	—

Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.9	—

First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on November 14, 2005).

10.10^*	—	Description of the deferred compensation arrangement by and between Global GP LLC and Edward J. Faneuil.
21.1	—	List of Subsidiaries of Global Partners LP (incorporated by reference to Exhibit 21.1 to Form S-1/A (File No. 333-124755) for Global Partners LP filed on July 1, 2005.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^              Management contract or compensatory plan or arrangement.

*                    Filed herewith.

†                    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner
Dated: March 31, 2006		By:	/s/ ERIC SLIFKA
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006.

Signature	Title
/s/ ERIC SLIFKA	President, Chief Executive Officer and Director
Eric Slifka	(Principal Executive Officer)
/s/ THOMAS A. MCMANMON, JR.	Executive Vice President and Chief Financial Officer
Thomas A. McManmon, Jr.	(Principal Financial Officer)
/s/ CHARLES A. RUDINSKY	Senior Vice President and Chief Accounting Officer
Charles A. Rudinsky	(Principal Accounting Officer)
/s/ ALFRED A. SLIFKA	Chairman
Alfred A. Slifka
/s/ RICHARD SLIFKA	Vice Chairman
Richard Slifka
/s/ DAVID K. MCKOWN	Director
David K. McKown
/s/ ROBERT J. MCCOOL	Director
Robert J. McCool
/s/ KENNETH I. WATCHMAKER	Director
Kenneth I. Watchmaker

INDEX TO FINANCIAL STATEMENTS

GLOBAL PARTNERS LP FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated/Combined Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated/Combined Statements of Income for periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005 and the Years Ended December 31, 2004 and 2003	F-4

Consolidated/Combined Statements of Cash Flows for the periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005 and the Years Ended December 31, 2004 and 2003

F-5
Consolidated/Combined Statements of Partners’/Members’ Equity for the Years Ended December 31, 2003, 2004 and 2005	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

We have audited the accompanying consolidated balance sheet of Global Partners LP (“the Partnership”) as of December 31, 2005, the combined balance sheet as of December 31, 2004 (predecessor), and the related consolidated statements of income, partners’ equity and cash flows for the period from October 4, 2005 through December 31, 2005 (successor) and the combined statements of income, members’ equity, and cash flows for the period from January 1, 2005 through October 3, 2005 (predecessor), and the years ended December 31, 2004 (predecessor) and December 31, 2003 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(c). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Partners LP at December 31, 2005 and 2004, and the results of its operations and its cash flows for the period from October 4, 2005 through December 31, 2005 (successor), the period from January 1, 2005 through October 3, 2005 (predecessor), and the years ended December 31, 2004 (predecessor) and December 31, 2003 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 10, 2006

GLOBAL PARTNERS LP
CONSOLIDATED/COMBINED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Assets	Consolidated	Combined
Current assets:
Cash and cash equivalents	$1,769,293	$3,305,873
Accounts receivable, less allowance of $2,084,000 as of December 31, 2005 and $1,862,000 as of December 31, 2004	237,860,842	162,433,931
Accounts receivable—affiliates	2,005,116	2,081,057
Inventories	260,714,077	165,585,877
Brokerage margin deposits	9,210,001	8,537,748
Deferred income taxes	190,493	—
Prepaid expenses and other current assets	7,589,949	3,580,587
Total current assets	519,339,771	345,525,073
Property and equipment, net	21,975,029	22,630,437
Intangible assets, net	10,602,603	12,225,407
Accounts receivable—affiliates	—	4,096,505
Notes and advances receivable	17,419	5,881,958
Deferred income taxes	23,220	—
Other assets	2,797,746	2,602,138
Total assets	$554,755,788	$392,961,518
Liabilities and partners’/members’ equity
Current liabilities:
Revolving line of credit	$—	$139,900,000
Accounts payable	259,462,832	140,484,950
Notes payable, other—current portion	297,506	5,277,449
Income taxes payable	1,200,000	—
Accrued expenses and other current liabilities	28,615,020	25,154,404
Obligations on forward fixed price contracts and other derivatives	1,037,640	6,488,363
Total current liabilities	290,612,998	317,305,166
Revolving line of credit	181,600,000	—
Notes payable, other—less current portion	1,558,374	47,855,879
Other long-term liabilities	4,675,920	4,638,064
Commitments and contingencies (See Note 11)	—	—
Partners’/members’ equity
Predecessor members’ equity	—	23,162,409
Common unitholders (5,642,424 units issued and outstanding at December 31, 2005)	97,512,118	—
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2005)	(20,372,107)	—
General partner interest (2% interest with 230,303 equivalent units outstanding at December 31, 2005)	(831,515)	—
Total partners’/members’ equity	76,308,496	23,162,409
Total liabilities and partners’/members’ equity	$554,755,788	$392,961,518

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED/COMBINED STATEMENTS OF INCOME

	Successor	Predecessor
	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,	Year Ended December 31,
	2005	2005	2004	2003
	Consolidated	Combined	Combined	Combined
Sales	$1,248,899,258	$2,796,958,348	$3,187,568,928	$2,478,457,112
Cost of sales	1,219,991,250	2,734,149,396	3,111,696,974	2,411,405,842
Gross profit	28,908,008	62,808,952	75,871,954	67,051,270
Selling, general and administrative expenses	10,515,464	29,782,087	33,429,589	30,221,623
Operating expenses	4,923,567	14,775,111	19,608,132	18,754,187
Amortization expenses	389,193	1,233,611	824,734	26,664
Operating income	13,079,784	17,018,143	22,009,499	18,048,796
Interest expense	2,685,622	7,274,773	4,700,240	2,007,369
Other expenses	—	1,049,969	—	—
Income before income tax expense	10,394,162	8,693,401	17,309,259	16,041,427
Income tax expense	986,287	—	—	—
Net income	$9,407,875	$8,693,401	$17,309,259	$16,041,427
Less:
General partners’ interest in net income	188,157
Limited partners’ interest in net income	$9,219,718
Net income per limited partner unit—basic and diluted (See Note 2, Net Income Per Limited Partner Unit)	$0.70
Weighted average limited partners’ units outstanding—basic and diluted	11,284,848

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	October 4 through December 31, 2005	January 1 through October 3, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	Consolidated	Combined	Combined	Combined
Cash flows from operating activities
Net income	$9,407,875	$8,693,401	$17,309,259	$16,041,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	953,034	2,921,793	3,232,285	2,400,572
Loss on surrender of split dollar insurance policies	—	1,049,969	—	—
Write-offs and amortization of deferred financing costs	392,299	220,521	381,418	214,480
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(62,122,495)	(17,304,416)	(40,523,251)	11,106,667
Accounts receivable—affiliate	4,340,643	(168,197)	(3,863,584)	(1,731,311)
Inventories	14,338,833	(109,467,033)	(17,887,286)	(48,216,428)
(Gain) loss on sale of property and equipment	(2,832)	33,842	(298,709)	24,505
Prepaid expenses, all other current assets and other assets	14,580,810	(14,445,997)	(6,185,015)	547,697
Accounts payable	61,478,214	57,499,668	(20,828,581)	51,808,068
Accrued expenses and all other current liabilities	(78,876,534)	76,886,427	(13,810,806)	6,591,718
Income taxes payable	1,200,000	—	—	—
Other long-term liabilities	248,050	(210,194)	521,726	(205,015)
Net cash (used in) provided by operating activities	(34,062,103)	5,709,784	(81,952,544)	38,582,380
Cash flows from investment activities
Proceeds from sale of property and equipment	12,750	144,000	859,348	42,195
Purchase of property and equipment	(760,489)	(1,023,885)	(2,025,869)	(2,199,608)
Net cash (used in) investment activities	(747,739)	(879,885)	(1,166,521)	(2,157,413)
Cash flows from financing activities
Issuance of common units, net of underwriter discount	115,289,280	—	—	—
Offering costs	(4,001,550)	—	—	—
Redemptions of common units from the predecessor members as a result of over-allotment option exercise concurrent with initial public offering	(15,098,371)	—	—	—
Distributions to the predecessor members concurrent with initial public offering	(45,250,000)	—	—	—
Payments of deferred financing costs	(1,024,000)	—	—	—
Proceeds from revolving line of credit under Current Credit Facility, net	181,600,000	—	—	—
(Payments on) proceeds from revolving line of credit under Former Credit Facility, net	(149,000,000)	9,100,000	97,500,200	(27,400,000)
Payments to RYTTSA (Note 1)	—	—	(43,230,329)	—
Payment of term loan	(51,000,000)	—	—	—
Proceeds from (payments on) note payable to bank	—	—	(6,000,000)	—
Proceeds from term loan	—	—	51,000,000	—
Payments on note payable, other	(71,188)	(206,260)	(258,744)	(241,300)
Distributions to members	—	(11,894,548)	(16,041,427)	(5,986,589)
Net cash provided by (used in) financing activities	31,444,171	(3,000,808)	82,969,700	(33,627,889)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(3,365,671)	1,829,091	(149,565)	2,797,078
Cash and cash equivalents at beginning of period	5,134,964	3,305,873	3,455,438	658,360
Cash and cash equivalents at end of period	$1,769,293	$5,134,964	$3,305,873	$3,455,438
Supplemental information
Cash paid during the year for interest	$2,609,481	$7,969,053	$4,119,214	$2,068,319

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF PARTNERS’/MEMBERS’ EQUITY

	Predecessor	Successor
	Global Companies LLC and Affiliates	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Equity
Predecessor:
Combined
Balance December 31, 2002	$32,509,696	$—	$—	$—	$32,509,696
Net income and total comprehensive income	16,041,427	—	—	—	16,041,427
Distribution to members	(5,986,589)	—	—	—	(5,986,589)
Balance December 31, 2003	42,564,534	—	—	—	42,564,534
Net income and total comprehensive income	17,309,259	—	—	—	17,309,259
Distribution to members	(16,041,427)	—	—	—	(16,041,427)
Effect of RYTTSA transaction	(20,669,957)	—	—	—	(20,669,957)
Balance December 31, 2004	23,162,409	—	—	—	23,162,409
Distribution to members	(11,894,548)	—	—	—	(11,894,548)
Net income and total comprehensive income through October 3, 2005	8,693,401	—	—	—	8,693,401
Balance October 3, 2005	19,961,262	—	—	—	19,961,262
Successor:
Consolidated
Allocation of net predecessor investment to unitholders	(19,961,262)	2,240,269	17,026,052	694,941	—
Proceeds from initial public offering, net of underwriter discount	—	115,289,280	—	—	115,289,280
Offering costs	—	(4,001,550)	—	—	(4,001,550)
Distributions to the predecessor members concurrent with initial public offering	—	(5,078,446)	(38,596,199)	(1,575,355)	(45,250,000)
Redemption of common units from predecessor members as a result of over-allotment option exercise concurrent with initial public offering		(15,098,371)			(15,098,371)
Elimination of intercompany balance concurrent with initial public offering	—	(448,923)	(3,411,819)	(139,258)	(4,000,000)
Net income and total comprehensive income from October 4, 2005 through December 31, 2005	—	4,609,859	4,609,859	188,157	9,407,875
Balance December 31, 2005	$—	$97,512,118	$(20,372,107)	$(831,515)	$76,308,496

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

1.                 Organization and Nature of Business

Global Partners LP (the “Partnership”) is a publicly held master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products, natural gas and ancillary services to companies domestically and, on a limited basis, internationally. The Partnership commenced operations on October 4, 2005 upon the completion of its initial public offering of common units (the “IPO”). (See The Partnership’s IPO below for more information regarding the IPO.)

The Partnership has four operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the “Companies”). The Companies are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.

The Partnership’s 2% general partner interest is held by Global GP LLC (the “General Partner”). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and personnel. Affiliates of the General Partner, including its directors and executive officers, own 87,724 common units and 5,642,424 subordinated units, representing a combined 49.8% limited partner interest.

References to “Global Partners LP” or “the Partnership” or “the General Partner” as it relates to the combined financial statements and these accompanying notes as of December 31, 2004 and with respect to the period from January 1, 2005 through October 3, 2005 and the years ended December 31, 2004 and 2003 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Predecessor”).

Immediately after becoming a master limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation.  References to “the Companies” in the Partnership’s combined financial statements and these accompanying notes include Global Montello Group LLC as of December 31, 2004 and with respect to the period from January 1, 2005 through October 3, 2005 and the years ended December 31, 2004 and 2003, and Global Montello Group Corp. as of and with respect to the period from October 4, 2005 through December 31, 2005 and the year ended December 31, 2005.

The Partnership’s IPO

On October 4, 2005, the Partnership completed an initial public offering of 5,635,000 common units at a price of $22.00 per common unit, which included a 735,000 common unit over-allotment option that was exercised by the underwriters. Proceeds from the sale of the common units were $111,287,730 net of offering costs and underwriting discounts. The net proceeds from the exercise of the underwriters’ over-allotment option of $15,098,371 were used to redeem common units from affiliates of the General Partner. The IPO represented the sale of a 48.9% interest in the Partnership.

In connection with the completion of the Partnership’s IPO, the owners of the Companies conveyed their respective interests in the Companies to the Partnership in exchange for (a) 742,424 common units, (b) 5,642,424 subordinated units, (c) the general partner interest (230,303 general partner units representing a 2% interest in the Partnership), and (d) the assumption of $51.0 million of debt by the Partnership. As a result of the above-described transactions, the Companies became wholly-owned subsidiaries of Global Operating LLC pursuant to a Contribution, Conveyance and Assumption Agreement by and among the General Partner, Global Operating LLC, the Companies, GPC, Larea

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

1.                 Organization and Nature of Business—The Partnership’s IPO (continued)

Holdings LLC and Larea Holdings II LLC (collectively “Larea”), Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation (the “Contribution, Conveyance and Assumption Agreement”.) The transfer of ownership of assets from the Predecessor to the Partnership was recorded at historical costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-21, “Change in Accounting Basis in Master Limited Partnership Transactions.”

The following table presents the net assets of the Predecessor immediately prior to contributing such assets and liabilities to the Partnership:

October 3, 2005
Cash and cash equivalents	$5,134,964
Accounts receivable—trade	179,865,527
Accounts receivable—affiliates	6,345,759
Inventories	275,052,910
Broker margin deposits	13,861,000
Prepaid expenses and other current assets	14,699,628
Property and equipment, net	21,783,827
Intangible assets, net	10,996,268
Other assets	5,217,309
Total assets	$532,957,192
Revolving line of credit	149,000,000
Accounts payable	198,111,798
Notes payable, other—current portion	51,277,449
Accrued expenses and other current liabilities	21,514,480
Obligations on forward fixed price contracts and other derivatives	87,014,714
Notes payable, other—less current portion	1,649,619
Other long term liabilities	4,427,870
Total liabilities	$512,995,930
Net assets	$19,961,262

Also in connection with the IPO:

(a)          The Partnership, the General Partner and certain Slifka family affiliates entered into an Omnibus Agreement pursuant to which the Partnership became entitled to certain non-competition and indemnification protections;

(b)         The Partnership entered into a new four-year senior secured credit agreement (the “Current Credit Facility”) in an aggregate principal amount of up to $400.0 million and repaid the then outstanding borrowings under the then existing revolving credit facility of the Companies. There are three facilities under the Current Credit Facility:

•                     a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $350.0 million, of which $50.0 million is available each year only during the period between September 1st and June 30th;

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

1.                 Organization and Nature of Business—The Partnership’s IPO (continued)

•                     a $35.0 million acquisition facility to be used for funding acquisitions similar to the Partnership’s business lines that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•                     a $15.0 million revolving credit facility to be used for the Partnership’s general partnership purposes, including payment of distributions to unitholders.

On November 10, 2005, the Current Credit Facility was amended to increase total available commitments thereunder from $400.0 million to $500.0 million. The working capital revolving credit facility was increased by $100.0 million, of which there is (i) a $50.0 million increase in the permanent working capital revolving credit facility commitment, and (ii) an additional seasonal overline facility of $50.0 million that is available each year only during the period between September 1st and June 30th;

(c)           Using net proceeds from the sale of common units in the IPO, the Partnership (i) repaid $51.0 million of outstanding indebtedness assumed by the Partnership under the Contribution, Conveyance and Assumption Agreement, (ii) repaid $45.3 million of borrowings under the Partnership’s then current credit facility; (iii) paid $4.0 million of offering expenses; and (iv) distributed $15.1 million to redeem common units from affiliates of the Slifka family as a result of the underwriters’ exercise of their over-allotment option;

(d)          Effective from and after October 4, 2005, the General Partner employs substantially all of the Companies’ employees and charges the Companies for their services;

(e)           Global Montello Group LLC converted to a Delaware corporation known as Global Montello Group Corp.;

(f)             The Partnership’s Long-Term Incentive Plan became effective for employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership;

(g)           The Partnership entered into an Amended and Restated Shared Services Agreement with GPC pursuant to which the Partnership committed to provide GPC with certain accounting, treasury, legal, information technology, human resources and financial operations support, and GPC committed to provide the Partnership with certain terminal, environmental and operational support services;

(h)          The Partnership and Alliance Energy Corp. (“Alliance”) entered into an Amended and Restated Shared Services Agreement pursuant to which Global Companies LLC committed to provide Alliance with certain accounting, treasury, legal, information technology, human resources and financial operations support; and

(i)             The Partnership and GPC entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with respect to the refined petroleum products storage terminal located in Revere, Massachusetts that is owned by GPC and its affiliates.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

1.                 Organization and Nature of Business (continued)

The Predecessor

Immediately prior to the IPO, Global Companies LLC, a limited liability company formed in 1998, and its three affiliates, Global Montello Group LLC, Chelsea Sandwich LLC and Glen Hes Corp., conducted the business now conducted by the Partnership.

On July 2, 2004, RYTTSA USA Inc. (“RYTTSA”) sold its ownership interests in the Companies to Global Petroleum Corp. (“GPC”) and certain of GPC’s affiliates and Larea (the “Transaction”). Upon completion of the Transaction on July 2, 2004, RYTTSA no longer had an ownership interest in the Companies.

At the time of the Transaction, the membership structure of the Companies consisted of two classes of interests; voting and non-voting interests. Except for voting rights and percentages of ownership interests, each membership interest was identical to each other membership interest with respect to rights and privileges. Upon completion of the Transaction, ownership interests in the Companies were as follows: GPC and certain of its affiliates 85% (100% voting interest) and Larea 15% (no voting interest). The Companies (other than Glen Hes Corp.) were each managed by a board of governors that was selected by the members holding voting membership interests in such Companies.

The Companies accounted for the Transaction in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and EITF Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF 88-16”). As provided under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances” (“SAB 54”), the Companies have reflected all applicable purchase accounting adjustments recorded by GPC and certain of its affiliates in the Companies’ combined financial statements for all periods subsequent to the Transaction (“Push Down Accounting”). Push Down Accounting required the Companies to establish a new basis for the proportionate share of the assets and liabilities acquired based on the amount paid for this ownership interest on July 2, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value based on the interests acquired from RYTTSA.

The aggregate purchase price of RYTTSA’s interest, $43,230,000 was allocated to the assets and liabilities based on their relative fair values at the time of acquisition as determined by an independent appraisal firm. The following table presents the allocation of purchase price reflected in the accompanying combined financial statements on a Push Down Accounting basis:

Original carrying value of net assets acquired	$20,669,957
Fair Market Value Adjustments:
Property and equipment	8,841,782
Intangible assets	12,776,795
Other assets	941,466
Total	$22,560,043
Total purchase price	$43,230,000

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2005 and for the period October 4, 2005 through December 31, 2005 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated.

The accompanying combined financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and for the period January 1, 2005 through October 3, 2005 reflect the accounts of Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC and Glen Hes Corp. as well as the Push Down Accounting related to the Transaction. The Companies were affiliated through, and managed by, common ownership and were co-signors and guarantors along with certain of their owners, on the Companies’ bank line agreement (See Note 8). All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Partnership uses a controlled disbursement account as part of its cash management program. The Partnership had sufficient funds available to fund its outstanding checks when they were presented for payment.

The Partnership considers highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value.

Inventories

Inventories are valued at the lower of cost or market based on the first-in, first-out method (FIFO).

Inventories consist of the following:

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Distillates; light oil, diesel, and kerosene	$195,170,437	$116,292,321
Gasoline	19,311,410	17,052,432
Blend stock	6,781,900	10,619,578
Residual oil	39,450,330	21,621,546
	$260,714,077	$165,585,877

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Inventories (continued)

The Partnership hedges substantially all of its inventory purchases through futures, options and swap agreements. In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (See Revenue Recognition). Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current quoted market prices. The impact of exchange agreements was not material to the Partnership’s financial statements at December 31, 2005 and December 31, 2004.

Property and Equipment

Property and equipment are stated at cost. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred; major improvements are capitalized. Depreciation is charged to operations over the estimated useful lives of the applicable assets, using principally straight-line methods. The estimated useful lives are as follows:

Buildings, docks, terminal facilities and improvements	15-39 years
Fixtures, equipment and automobiles	3-7 years

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill or indefinite lived intangible assets. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No such indicators of impairment were identified during 2005 and 2004.

Environmental and Other Liabilities

The Partnership records accrued liabilities for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

The Partnership provides for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Environmental and Other Liabilities (continued)

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Leases

The Partnership leases office space and computer equipment and also has entered into terminal and throughput lease arrangements with various unrelated oil terminals. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. The Partnership also provides for shipping costs at the time of sale, which costs are included in cost of sales. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expense.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets. Any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”

Income Taxes

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and marketing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

Substantially all of the Partnership’s income is “qualifying income” for federal and state income tax purposes, and therefore is not subject to federal and state income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements. Net income for financial statement purposes may differ significantly from taxable

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Income Taxes (continued)

income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the First Amended and Restated Agreement of Limited Partnership of Global Partners LP, as amended. Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

Effective as of October 5, 2005, Global Montello Group Corp. (the successor by conversion to Global Montello Group LLC) is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of Global Montello Group Corp. from October 5, 2005 through December 31, 2005. The after-tax earnings of Global Montello Group Corp. are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello Group Corp.

Concentration of Credit Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, notes and advances receivable, firm commitments and, under certain circumstances, futures contracts, options and swap agreements. The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution. The Partnership provides credit, in the normal course of business, primarily to other wholesale and retail petroleum companies, and generally does not require collateral. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized, as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. Risk of credit loss related to futures contracts, options and swap agreements is discussed in Note 3.

No single customer accounted for 10% or more of sales, or 10% or more of accounts receivable, for the years ended December 31, 2005 and 2004.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize derivatives, as either assets or liabilities, on the balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

The Partnership recognizes all changes in the fair value of derivatives currently in earnings. The fair value of derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Derivative Financial Instruments (continued)

The Partnership also markets and sells natural gas. The Partnership conducts business by entering into forward purchase commitments for natural gas when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users. Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated carrying value as of December 31, 2005 and December 31, 2004, in each case due to the short-term and the variable interest rate nature of the financial instruments.

Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year. Basic and diluted net income per limited partner unit is determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period in accordance with EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128,’’ (“EITF 03-06”.) EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, per unit) by an entity that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock. Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s earnings per unit calculation.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Net Income Per Limited Partner Unit (continued)

The following sets forth the net income allocation using this method:

	Successor
	October 4, 2005 through December 31, 2005
	$	Per Llmited Partner Unit
Net income	$9,407,875
Less:
General partner’s incentive distribution paid	—
Subtotal	9,407,875
General partner 2% ownership	(188,157)
Net income available to limited partners	9,219,718	0.82
Pro forma additional general partner’s incentive distribution	(1,297,295)	(0.12)
Net income available to limited partners under EITF 03-06	$7,922,423	$0.70

The Partnership did not declare additional cash distributions during the period October 4, 2005 through December 31, 2005 which would result in an incentive distribution to the General Partner as indicated above.

Recent Accounting Pronouncements

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (revised).”)  This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement. SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition. The Partnership believes the adoption of this standard will not have a material effect on its financial condition, results of operations or cash flows as there currently are no awards outstanding and the Partnership does not currently expect to make significant grants of equity awards during 2006.

SFAS No. 153 “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Partnership’s financial position or results of operations.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

2.                 Summary of Significant Accounting Policies—Recent Accounting Pronouncements (continued)

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

In September 2005 the EITF issued Issue No. 04-13 (“EITF 04-13”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if entered into in contemplation of each other. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective in reporting periods beginning after March 13, 2006. The Partnership believes the adoption of EITF 04-13 will not have a material impact to its financial condition, results of operations or cash flows as the Partnership already records exchange transactions on a combined basis. See Revenue Recognition above for the Partnership’s accounting policy for exchange transactions.

3.                 Derivative Financial Instruments

The composition and fair value of (obligations on) derivative instruments consist of the following:

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Forward contracts	$4,587,056	$(6,959,780)
Swaps, options and other, net	(5,624,696)	471,417
	$(1,037,640)	$(6,488,363)

The Partnership formally documents all relationships between hedging instruments and hedged items, after its risk management objectives and strategy for undertaking the hedge are determined. The Partnership calculates hedge effectiveness on a quarterly basis.

This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Partnership assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value of hedged items. The derivative instruments that qualify for hedge accounting are fair value hedges.

The Partnership has a daily margin requirement with its broker, based on the prior day’s market results on open futures contracts. The required brokerage margin balance was $9,210,001 and $8,537,748 at December 31, 2005 and 2004, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counter parties of forward contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counter parties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. The Partnership utilizes primarily one broker for all derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is displayed on a net basis on the balance sheets.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

4.                 Income Taxes

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the period October 4, 2005 to December 31, 2005 is as follows:

October 4, 2005 through December 31, 2005
Federal statutory income tax rate	34.0%
State income tax rate, net of federal tax benefit	6.3%
Partnership income not subject to tax	(30.8)%
Effective income tax rate	9.5%

The components of the provision for income taxes are as follows:

October 4, 2005 through December 31, 2005
Current:
Federal	$917,790
State	282,210
Total current	1,200,000
Deferred:
Federal	(163,296)
State	(50,417)
Total deferred	(213,713)
Total	$986,287

The Partnership’s deferred taxes consist of deferred tax assets of $213,713 representing the difference between tax and book amortization for the period October 4, 2005 through December 31, 2005.

A reconciliation of the differences between income before income tax expense and income subject to income tax expense for the period October 4, 2005 through December 31, 2005 is as follows:

October 4, 2005 through December 31, 2005
Income before income tax expense	$10,394,162
Non-taxable income	(7,954,241)
Income subject to income tax expense	$2,439,921

The Partnership made no income tax payments during 2005.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

5.                 Property and Equipment

Property and equipment consists of the following:

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Land	$4,372,816	$4,372,616
Building, dock, terminal facilities and improvements	18,698,050	18,275,671
Fixtures, equipment and automobiles	1,687,918	1,267,161
	24,758,784	23,915,448
Less accumulated depreciation	(2,783,755)	(1,285,011)
	$21,975,029	$22,630,437

In June 2004, the Partnership sold property and equipment related to RYTTSA’s involvement with the Partnership for approximately $850,000. The Partnership realized a net gain from the sale of approximately $304,000, which is classified in selling, general and administrative expenses in the accompanying statement of income.

In April 2004, the Partnership acquired a terminal in Wethersfield, Connecticut from an unrelated third party in an asset purchase for approximately $226,000 and incurred approximately $93,000 of buyer related costs for an aggregate purchase price of approximately $319,000.

Depreciation expense allocated to cost of sales was approximately $1,250,000 for the period from January 1, 2005 through October 3, 2005, $412,000 for the period from October 4, 2005 through December 31, 2005, and $1,446,000 and $1,234,000, respectively, for the years ended December 31, 2004 and 2003. Depreciation expense allocated to selling, general and administrative expenses was approximately $438,000 for the period from January 1, 2005 through October 3, 2005, $152,000 for the period from October 4, 2005 through December 31, 2005, and $962,000 and $1,140,000, respectively, for the years ended December 31, 2004 and 2003.

During the period from January 1, 2005 through October 3, 2005, the Partnership wrote off approximately $608,000 of fully depreciated assets which were no longer in service. During the years ended December 31, 2004 and 2003, respectively, the Partnership wrote off approximately $790,000 and $872,000 of fully depreciated assets which were no longer in service.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

6.                 Intangible Assets

Intangible assets consist principally of customer relationships, acquired in connection with the Transaction, and are being amortized on a straight-line basis over a weighted average estimated useful life of approximately nine years. Amortization of intangible assets charged to operations amounted to approximately $1,234,000 for the period from January 1, 2005 through October 3, 2005, $389,000 for the period from October 4, 2005 through December 31, 2005, and $825,000 and $27,000, respectively, for the years ended December 31, 2004 and 2003. The table that follows presents the major components of intangible assets as of December 31, 2004 and December 31, 2005:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Remaining Useful Lives
Successor
December 31, 2005:
Customer relationships	$11,461,691	$(2,002,553)	$9,459,138	8-12 years
Customer contracts	306,621	(229,966)	76,655	2 years
Brand names	269,571	—	269,571	Indefinite
Software	1,138,912	(341,673)	797,239	5 years
	$13,176,795	($2,574,192)	$10,602,603
Predecessor
December 31, 2004:
Customer relationships	$11,461,691	$(760,842)	$10,700,849	8-12 years
Customer contracts	306,621	(76,655)	229,966	2 years
Brand names	269,571	—	269,571	Indefinite
Software	1,138,912	(113,891)	1,025,021	5 years
	$13,176,795	$(951,388)	$12,225,407

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

6.                 Intangible Assets (continued)

As of December 31, 2005, the estimated annual intangible asset amortization expense for each of the succeeding five years is as follows:

Year Ending December 31,	Annual Amortization Expense
2006	$1,527,000
2007	1,432,000
2008	1,432,000
2009	1,317,000
2010	1,203,000
Thereafter	3,422,000

7.                 Notes and Advances Receivable

Notes and advances receivable consist of the following:

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Split-dollar life insurance premiums paid on behalf of, and collateralized by, certain members’ life insurance policies	$—	$5,861,834
Other notes receivable	17,419	20,124
Total notes and advances receivable	$17,419	$5,881,958

GPC acquired certain outstanding interests in certain split dollar life insurance policies from the Predecessor for the aggregate amount of premiums that had been paid on these policies by the Predecessor on behalf of certain directors and their immediate family members. Additionally, one split dollar life insurance policy was surrendered. At the time of surrender, the cash value of the policy was less than the amount of premiums paid on it by the Predecessor, resulting in a loss of approximately $1,050,000 during the period from January 1, 2005 through October 3, 2005.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

8.                 Debt

Term Loan

In July of 2004 and in conjunction with the Transaction disclosed in Note 1, The Predecessor, the members of the Companies entered into a $51,000,000 term loan agreement with a bank to finance the acquisition of RYTTSA’s ownership interest in the Companies and to refinance certain outstanding debt. As required by SEC Staff Accounting Bulletin No. 73, “Push Down of Parent Company Debt” (“SAB 73”) the Partnership reflected the term loan obligation and associated financing costs and interest expense in the combined financial statements beginning July 2, 2004. The proceeds of the debt were expended as follows:

Payment to RYTTSA USA Inc.	$43,000,000
Advance to Global Petroleum Corp. (proceeds used to pay term note payable)	4,000,000
Repayment of the Partnership’s note payable(1)	3,545,000
Financing fees	455,000
Total	$51,000,000

(1)          See Term Note, below.

Interest on the term loan was payable at the Eurodollar rate, plus 3%, or the bank’s base rate, plus 1%, at the Partnership’s option (the 2005 average rate was approximately 6.0% and the 2004 average rate was approximately 4.7%). The term loan was subsequently amended to change the commencement of repayment date to November 2005 and the final balloon payment was due in July 2009. Costs directly associated with the financing of the term loan were capitalized and were being amortized over the life of the obligation. This term loan was paid off in October 2005, at which time unamortized deferred financing costs of approximately $200,000 were written off.

Current Credit Facility

In connection with the closing of the IPO, the Partnership entered into a four-year senior secured credit agreement (the “Current Credit Facility”) in an aggregate principal amount of up to $400.0 million. Initial borrowings of $198.0 million were used to repay the then outstanding borrowings under the Former Credit Facility discussed below.

There are three facilities under the Current Credit Facility:

•       a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $350.0 million, of which $50.0 million is a seasonal overline facility available each year only during the period between September 1st and June 30th;

•       a $35.0 million acquisition facility to be used for funding acquisitions similar to the Partnership’s business lines that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•       a $15.0 million revolving credit facility to be used for the Partnership’s general purposes, including payment of distributions to unitholders.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

8.                 Debt—Current Credit Facility (continued)

On November 10, 2005, the Current Credit Facility was amended to increase total available commitments thereunder from $400.0 million to $500.0 million. The working capital revolving credit facility was increased by $100.0 million, of which there is (i) a $50.0 million increase in the permanent working capital revolving credit facility commitment, and (ii) an additional seasonal overline facility of $50.0 million that is available each year only during the period between September 1st and June 30th.

Borrowings under the Partnership’s working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1¾% or 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½%, respectively, or (3) the bank’s base rate, at the Partnership’s option. The Partnership incurs a letter of credit fee of 1.00% per annum or a minimum of $400 for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Current Credit Facility (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Current Credit Facility will mature in October 2009. Accordingly, the Current Credit Facility has been classified as long term in the accompanying December 31, 2005 balance sheet. At December 31, 2005, availability under the Current Credit Facility was reduced by the outstanding balance under the working capital revolving credit facility of approximately $181,600,000 and by letters of credit totaling approximately $132,500,000. The total remaining availability for borrowings and letters of credit at December 31, 2005 was approximately $185,900,000. The average interest rate for the period from October 4, 2005 through December 31, 2005 was 5.2%.

The Current Credit Facility is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner. The Current Credit Facility imposes certain requirements including, for example, a prohibition against distributions if any potential default or event of default as defined in the Current Credit Facility, as amended, would occur, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels. The Current Credit Facility also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio. The Partnership was in compliance with these covenants at December 31, 2005.

The Current Credit Facility limits distributions by the Partnership to its unitholders to the amount of the Partnership’s available cash and permits borrowings to fund such distributions only under the revolving credit facility.  The revolving credit facility is subject to an annual “clean-down” period, requiring the Partnership to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

8.                 Debt (continued)

Former Credit Facility

During the period January 1, 2005 through October 3, 2005 and during the years ended December 31, 2004 and 2003, the Partnership had a revolving line of credit in an aggregate principal amount of up to $300.0 million (the “Former Credit Facility”). The Former Credit Facility was terminated on October 3, 2005, at which time amounts outstanding of $149,000,000 were repaid with the proceeds from the Current Credit Facility. The average interest rate was 5.0% during the period January 1, 2005 through October 3, 2005 and 3.2% and 2.7% during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, outstanding borrowings were classified as short term as the maturity date was November 2005.

Term Note

The Partnership had a $6,000,000 term note which was due on June 30, 2008. The note was secured by a first priority security interest in certain properties of the Partnership. The remaining balance outstanding of $5,575,000 was paid in full in July 2004 with proceeds of $3,545,000 from the term loan along with a one time authorized draw on the Partnership’s Former Credit Facility for approximately $2,030,000. The Partnership has no further obligation to the bank related to this term note. All remaining deferred financing costs associated with this note have been written off.

In 2001, the Partnership purchased the Fore River Terminal in South Portland, Maine. The purchase price was approximately $3,400,000 and included issuance by the Partnership of a promissory note for $3,000,000 with a 7% interest rate. The note is secured by the property acquired. The note amortization commenced in June 2001 and extends through May 2008. Monthly payments of principal and interest are approximately $34,800.

Aggregate annual maturities of debt from December 31, 2005, excluding approximately $181,600,000 due on the Partnership’s Current Credit Facility, are as follows at December 31, 2005:

2006	$297,506
2007	319,009
2008	1,239,365
$1,855,880

9.                 Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Barging transportation, product storage and other ancillary costs	$12,825,237	$9,808,471
Trustee taxes (taxes other than income tax)	8,993,779	9,148,529
Employee compensation	4,848,664	3,631,172
Other	1,947,340	2,566,232
	$28,615,020	$25,154,404

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

9.                 Accrued Expenses and Other Current Liabilities (continued)

Trustee taxes consist of various pass-through taxes collected from customers on behalf of taxing authorities. Employee compensation consists of bonuses, vacation and other salary accruals. Ancillary costs consist of cost accruals related to product expediting and storage.

10.          Employee Benefit Plans with Related Party

The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Contributions under the plan are determined annually, at the sole discretion of the General Partner’s Board of Directors. The General Partner’s discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan can be equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s compensation. The General Partner’s matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 25% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. For the period from October 4, 2005 through December 31, 2005, the period from January 1, 2005 through October 3, 2005 and for the years ended December 31, 2004 and 2003, this plan had expenses of approximately $86,000, $214,000, $286,000 and $232,000, respectively, which are included in the accompanying statement of income.

In addition, the General Partner has a qualified pension plan that covers all eligible employees. The General Partner accounts for its defined benefit pension plan (the “Plan”) under SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS 87”) which requires the estimating of such items as the long-term average return on Plan assets, the discount rate and the rate of compensation increase. Such estimates require a significant amount of judgment. As a result, the General Partner utilizes the expertise of a third-party actuarial consultant to perform the calculations of the amounts related to the Plan to be recorded by the General Partner and reimbursed by the Partnership. As the Partnership is required to reimburse the General Partner for costs incurred under the Plan, we have included the disclosures required by SFAS 87 as set forth below:

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

10.          Employee Benefit Plans with Related Party  (continued)

	Successor	Predecessor
	December 31, 2005	December 31, 2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,763,370	$7,917,889
Service cost	687,096	599,474
Interest cost	547,544	502,717
Benefits paid	(49,237)	(176,079)
Actuarial (gain) loss	86,423	(80,631)
Projected benefit obligation at end of year	$10,035,196	$8,763,370
Change in plan assets:
Fair value of plan assets at beginning of year	$6,584,947	$6,194,310
Actual return on plan assets	406,518	566,716
Employer contributions	255,346	—
Benefits paid	(49,237)	(176,079)
Fair value of plan assets at end of year	$7,197,574	$6,584,947
Funded status at end of year:
Fair value of plan assets	$7,197,574	$6,584,947
Projected benefit obligation	10,035,196	8,763,370
Funded status	$2,837,622	$2,178,423
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized net actuarial (gain) loss	349,204	583,074
Accrued benefit cost (included in accompanying balance sheet)	$3,186,826	$2,761,497
Accumulated benefit obligation	$7,481,254	$6,406,833

The net periodic benefit cost for the Plan consists of the following components:

	Successor	Predecessor
	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2005	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$173,384	$513,712	$599,474	$577,095
Interest cost	142,322	405,222	502,717	481,773
Expected return on plan assets	(141,114)	(412,851)	(501,567)	(450,097)
Amortization of transition obligation	—	—	12,546	25,092
Amortization of prior service cost	—	—	(14,939)	(29,877)
Net periodic benefit cost	$174,592	$506,083	$598,231	$603,986
Weighted-average assumptions:
Discount rate	6.0%	6.0%	6.0%	6.5%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

10.          Employee Benefit Plans with Related Party (continued)

The General Partner expects to contribute, and the Partnership expects to reimburse the General Partner for, approximately $378,000 to the Plan for the fiscal year ending December 31, 2006. Expected pension benefit payments for the next five fiscal years, 2006 through 2010, are approximately $144,000, $191,000, $256,000, $328,000 and $344,000. For the ensuing five years, pension benefit payments are expected to total $3,344,000.

Investment Policy Summary

The fundamental investment objective of the Plan is to provide a rate of return sufficient to fund the retirement benefits under the Plan at a reasonable cost to the General Partner, which is the Plan sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Plan’s actuaries in projecting the funding cost of the Plan under applicable ERISA standards. To do so, the General Partner’s Pension Committee (the “Committee”) may appoint one or more investment managers to invest all or portions of the assets of the Plan in accordance with specific investment guidelines, objectives, standards, and benchmarks.

Because the Committee expects the Plan’s investment income, when combined with anticipated contributions by the General Partner, to exceed the sum of benefit payments and expenses over the next several years, the Committee intends that the Plan be managed to achieve long-term returns, with only a small percentage of the Plan invested in cash.

The General Partner’s Plan asset allocation, all of which is with unrelated parties, at December 31, 2005, 2004 and 2003, by asset category is as follows:

Assets Allocation

	December 31,
	2005	2004	2003
Cash and cash equivalents	2.5%	3.0%	4.0%
Fixed income securities	39.5%	39.9%	41.4%
Equity securities	58.0%	57.1%	54.6%
	100.0%	100.0%	100.0%

Expected Long-term Rate of Return on Plan Assets

The expected long-term rate of return on assets assumption is based on historical experience and consultation with the General Partner’s actuarial consultants. The current 8.0% assumption compares to the historical weighted average compound return of 6.6% actually achieved by the Plan assets in the Companies’ seven years of existence. Because the Plan has only been in existence since December 1998, the time period over which the 6.6% return was calculated does not accurately reflect the long-term investment return which the Plan sponsor expects to be achieved. The Plan was created in December 1998 with a transfer of assets from the pension plan of GPC and certain of its affiliates as a result of the RYTTSA’s acquisition of 51% of the Companies. Considering the investment return of the Plan from 1995 through December 1998, the calculation of the average investment return would increase the 6.6% investment return to 12.2% over a 10-year period.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

10.          Employee Benefit Plans with Related Party (continued)

Non-qualified Pension and Deferred Compensation Plans

The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $132,000 per year for the period from 2006 through 2010 and an aggregate amount of $1,034,000 thereafter. The Partnership had a discounted obligation of approximately $1,236,000 and $1,368,000 recorded in long term liabilities at December 31, 2005 and 2004, respectively.

The General Partner also has a non-qualified deferred compensation arrangement for an executive officer. The arrangement calls for annual payments in the aggregate amount of $70,000 for fifteen consecutive years from the commencement date. The Partnership had a discounted obligation of approximately $100,000 recorded in long term liabilities at December 31, 2005. In accordance with the provisions of the Partnership’s partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officer under this non-qualified deferred compensation arrangement.

Long Term Incentive Plan

In October 2005, the General Partner adopted a Long-Term Incentive Plan for employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The Long-Term Incentive Plan allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights. As of December 31, 2005, no units had been purchased by the General Partner for grants under the Long-Term Incentive Plan, and no awards of any kind had been granted under the General Partner’s Long-Term Incentive Plan.

11.          Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims. During 2004, the Partnership entered into a settlement with the U.S. Department of Justice and the Environmental Protection Agency (“EPA”) related to noncompliance with certain alleged EPA regulations. Under the terms of the settlement, the claim is fully and completely resolved and payment was made in the first quarter of 2005. The Partnership recorded the entire $500,000 for this obligation during 2004.

Leases of Office Space and Computer Equipment

The Partnership also has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. Total future minimum payments under leases with non-cancelable terms of one year or more are as follows:

Lease Commitments
2006	$1,412,633
2007	1,302,633
2008	1,187,476
Total	$3,902,742

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

11.          Commitments and Contingencies—Leases of Office Space and Computer Equipment (continued)

Total expenses under these lease arrangements amounted to approximately $997,000 during the period from January 1, 2005 through October 3, 2005, $380,000 during the period from October 4, 2005 through December 31, 2005, and $1,250,000 in each of the years ended December 31, 2004 and 2003. The Partnership also has lease income from office space leased at one of its owned terminals for $210,000 per year through April of 2009.

Terminal and Throughput Leases

The Partnership also has entered into terminal and throughput lease arrangements with various unrelated oil terminals. Certain arrangements have minimum usage requirements. Future minimum lease, sublease and throughput commitments under these arrangements with non-cancelable terms of one year or more are as follows:

	Lease and Throughput Commitments	Sublease Commitments	Total
2006	$5,535,992	$(972,756)	$4,563,236
2007	4,083,814	(972,756)	3,111,058
2008	1,032,310	(486,378)	545,932
2009	125,000	—	125,000
2010	125,000	—	125,000
Thereafter	229,170	—	229,170
Total	$11,131,286	$(2,431,890)	$8,699,396

Purchase Commitments

The minimum volume purchase requirements for 2006 under the Partnership’s existing supply agreements are 440,465,928 gallons. All existing purchase commitments expire in 2006. The Partnership purchased approximately 915,277,000, 843,896,000 and 519,965,000 gallons of product under the Partnership’s supply agreements for $1,250,365,000, $786,698,000 and $374,482,000 in 2005, 2004 and 2003, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

12.          Partners’ Equity, Allocations and Cash Distributions

Issuance of Units

On October 4, 2005, the Partnership completed an initial public offering of 5,635,000 common units. Upon the closing of the Partnership’s IPO (and taking into account the underwriters’ exercise of their over-allotment option), GPC and certain affiliates of the Slifka family received an aggregate of 5,642,424 subordinated units, which constituted 49% ownership of the Partnership at that time, a 2% general partner interest, and 7,424 common units.

Units Outstanding

Partners’ equity at December 31, 2005 consists of 5,642,424 common units outstanding (including 87,724 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98% effective ownership interest in the Partnership, and 230,303 general partner units representing a 2% general partner interest in the Partnership. See Note 1 for discussion of the relationship with the General Partner and the effective ownership by the General Partner and its affiliates.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

12.          Partners’ Equity, Allocations and Cash Distributions (continued)

Common Units

During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met:  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; the “adjusted operating surplus” (as defined in the Partnership’s partnership agreement) generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner interest during those periods; and there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the General Partner without cause, the subordination period may end before September 30, 2010.

The common units have limited voting rights as set forth in the Partnership’s partnership agreement.

Pursuant to the Partnership’s partnership agreement, if at any time the General Partner and its affiliates own more than 80% of the common units outstanding, the General Partner has the right, but not the obligation, to “call” or acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market value.  The General Partner may assign this call right to any of its affiliates or to the Partnership.

Subordinated Units

During the subordination period, the subordinated units have no right to receive distributions of available cash from operating surplus until the common units receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages will be paid to subordinated units.

The subordinated units may convert to common units on a one-for-one basis when certain conditions are met, which conditions are set forth in the Partnership’s partnership agreement. The Partnership’s partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and General Partner will receive.

The subordinated units have limited voting rights as set forth in the Partnership’s partnership agreement.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

12.          Partners’ Equity, Allocations and Cash Distributions (continued)

General Partner Units

The general partner units have the same rights to receive distributions of available cash from operating surplus as the common units for each quarter until the Partnership distributes (a) for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter plus any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; and (b) for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter. Thereafter, the general partner units have the right to receive incentive distributions of cash in excess of the minimum quarterly distributions as discussed further below under Cash Distributions. The Partnership’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.

The general partner units have the management rights as set forth in the Partnership’s partnership agreement.

Allocations of Net Income

Net income is allocated between the General Partner and the common and subordinated unitholders in accordance with the provisions of the Partnership’s partnership agreement. Net income is generally allocated first to the General Partner and the common and subordinated unitholders in an amount equal to the net losses allocated to the General Partner and the common and subordinated unitholders in the current and prior tax years under the partnership agreement. The remaining net income is allocated to the General Partner and the common and subordinated unitholders in accordance with their respective percentage interests of the general partner units, common units and subordinated units.

Cash Distributions

The Partnership intends to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. The Current Credit Facility prohibits us from making cash distributions if any potential default or event of default, as defined in the Current Credit Facility, occurs or would result from the cash distribution.

Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of available cash generally is all cash on hand at the end of the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments, or other agreements or to provide funds for distributions to unitholders and to the General Partner for any one or more of the next four quarters; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter. Working capital borrowings are generally borrowings that are made under the Current Credit Facility and in all cases are used solely for working capital purposes or to pay distributions to partners.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

12.          Partners’ Equity, Allocations and Cash Distributions—Cash Distributions (continued)

The Partnership will make distributions of available cash from operating surplus for any quarter during any subordination period in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages below.

The General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98%	2%
First Target Distribution	Up to $0.4625	98%	2%
Second Target Distribution	above $0.4625 up to $0.5375	85%	15%
Third Target Distribution	above $0.5375 up to $0.6625	75%	25%
Thereafter	above $0.6625	50%	50%

On January 24, 2006, the board of directors of the General Partner declared a distribution on all common, subordinated, and general partner units for the 4th quarter of 2005, and increased the amount of said distribution by 3% over the minimum quarterly distribution, from $0.4125 per unit to $0.425 per unit. On February 14, 2006, the fourth quarter 2005 distribution was paid on a pro rata basis to cover the period from the closing of the Partnership’s IPO (October 4, 2005) through December 31, 2005. The aggregate amount of the distribution was approximately $4,734,000.

13.          Related-Party Transactions

In connection with the consummation of the Partnership’s IPO, the Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with GPC through December 2013 (See Note 1, The Partnership’s IPO). The agreement is accounted for as an operating lease. Total future minimum payments from December 31, 2005, which have an annual consumer price index adjustment, are as follows:

2006	$7,261,860
2007	7,261,860
2008	7,261,860
2009	7,261,860
2010	7,261,860
2011-2013	21,785,580
$58,094,880

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

13.          Related-Party Transactions (continued)

The expense under this agreement (or the applicable predecessor agreement with GPC, as the case may be) was $5,874,241 during the period from January 1, 2005 through October 3, 2005, $1,926,525 during the period from October 4, 2005 through December 31, 2005, and $7,637,210 and $7,382,791, respectively, in 2004 and 2003. These expenses include annual consumer price index adjustments of approximately $276,468 during the period from January 1, 2005 through October 3, 2005, $141,507 during the period from October 4, 2005 through December 31, 2005, and $254,000 and $0, respectively, in 2004 and 2003, and deferred rent expense of $91,692 during the period from January 1, 2005 through October 3, 2005 and $29,239 during the period from October 4, 2005 through December 31, 2005, as calculated under SFAS No. 13, “Accounting for Leases.”

GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expense from these services was approximately $50,250 for the period from January 1, 2005 through October 3, 2005, $16,750 during the period from October 4, 2005 through December 3, 2005, and $67,000 in each of 2004 and 2003. These affiliate charges have been recorded in selling, general and administrative expenses in the accompanying statements of operations. In connection with the consummation of the Partnership’s IPO, the Partnership entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family. The income from these services was approximately $240,000 for the period from January 1, 2005 through October 3, 2005, $80,000 during the period from October 4, 2005 through December 3, 2005, and $320,000 in each of 2004 and 2003. These intercompany fees have been recorded as an offset to selling, general and administrative expenses in the statements of operations. In connection with the consummation of the Partnership’s IPO, the Partnership entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership sells refined petroleum products to Alliance and previously sold refined petroleum products to RYTTSA at arm’s length and at prevailing market prices at the time of delivery. The table below presents sales of refined petroleum products to Alliance and RYTTSA:

	Successor	Predecessor
	October 4,	January 1,
	through	through
	December 31,	October 3,	Year Ended December 31,
	2005	2005	2004	2003
Sales to Alliance	$3,829,320	$14,790,438	$18,138,748	$17,682,170
Sales to RYTTSA	—	—	19,560,314	759,729

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

13.          Related-Party Transactions (continued)

The table below presents receivables incurred in connection with the Amended and Restated Services Agreement (or the applicable predecessor agreement, as the case may be) between Alliance and the Partnership, and receivables incurred in connection with other transactions with affiliates:

	Successor	Predecessor
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Receivables from Alliance	$1,747,598	$1,487,230
Receivables from GPC	55,971	4,690,332
Receivables from Global GP LLC	201,547	—

Repsol YPF Trading & Transport, S.A., the parent of RYTTSA USA Inc., previously assigned a general manager to assist in administration of the Partnership’s operations in Waltham, Massachusetts. The Partnership was charged by Repsol YPF Trading & Transport, S.A. for certain service costs, payroll tax expenses and other incidental costs associated with the duties of the general manager. Such costs amounted to $360,000 in 2003. Upon completion of the Transaction, the general manager was relocated by RYTTSA USA Inc. and no additional costs were incurred from July 2, 2004.

Effective October 4, 2005, the General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services. The amount charged for the period from October 4, 2005 through December 31, 2005 was approximately $3,800,000 including payroll taxes. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s Pension Plan. See Note 10, Employee Benefit Plans.

14.          Segment Reporting

The Partnership is a wholesale and commercial distributor of distillates, gasoline, residual oil and bunker fuel whose business is organized within two operating segments (Wholesale and Commercial), based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

In the Wholesale segment the Partnership sells home heating oil, diesel, kerosene, unbranded gasoline and residual oil to wholesalers, retailers and commercial customers. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (i) sales of home heating oil, diesel, kerosene, unbranded gasoline and residual oil to customers in the public sector through competitive bidding and to large commercial and industrial customers, (ii) custom blended residual oil and distillates delivered by bunker barges or from a terminal dock and (iii) customers including federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

14.          Segment Reporting (continued)

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest. Based on the way the chief operating decision maker manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments. Additionally, due to the commingled nature and uses of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate assets between the two segments. There were no intersegment sales for any of the years of periods presented below.

Summarized financial information for the Partnership’s reportable segments is presented in the table that follows for each of the periods presented.

	Successor	Predecessor
	October 4	January 1
	through	through	Year Ended
	December 31,	October 3,	December 31,
	2005	2005	2004	2003
Wholesale Segment:
Sales	$1,115,251,553	$2,507,621,303	$2,863,172,698	$2,170,119,617
Net product margin*
Distillates	$16,484,168	$25,460,230	$36,236,695	$30,138,187
Gasoline	2,371,959	11,602,330	9,608,982	4,995,568
Residual oil	7,096,369	15,794,249	16,378,283	18,823,000
Total	$25,952,496	$52,856,809	$62,223,960	$53,956,755
Commercial Segment:
Sales	$133,647,705	$289,337,045	$324,396,230	$308,337,495
Net product margin*	3,367,932	11,201,959	15,093,894	14,328,544
Combined sales and net product margin:
Sales	$1,248,899,258	$2,796,958,348	$3,187,568,928	$2,478,457,112
Net product margin*	$29,320,428	$64,058,768	$77,317,854	$68,285,299
Depreciation allocated to cost of sales	412,420	1,249,816	1,445,900	1,234,029
Combined gross profit:	$28,908,008	$62,808,952	$75,871,954	$67,051,270

*                     Net product margin is a supplemental non-GAAP financial measure used by management and external users of the Partnership’s financial statements to assess product costs associated with the Partnership’s business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

14.          Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the combined financial statements is as follows:

	Successor	Predecessor
	October 4	January 1
	through	through	Year Ended
	December 31,	October 3,	December 31,
	2005	2005	2004	2003
Combined gross profit	$28,908,008	$62,808,952	$75,871,954	$67,051,270
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	10,515,464	29,782,087	33,429,589	30,221,623
Operating expenses	4,923,567	14,775,111	19,608,132	18,754,187
Amortization expense	389,193	1,233,611	824,734	26,664
Total operating costs and Expenses	$15,828,224	$45,790,809	$53,862,455	$49,002,474
Operating income	$13,079,784	$17,018,143	$22,009,499	$18,048,796
Interest expense	2,685,622	7,274,773	4,700,240	2,007,369
Other expense	—	1,049,969	—	—
Income tax expense	986,287	—	—	—
Net income	$9,407,875	$8,693,401	$17,309,259	$16,041,427

There were no foreign sales for the years ended December 31, 2005 and 2004. The Partnership has no foreign assets.

15.          Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows:

	Predecessor
	First	Second	Third	Fourth	Total
				(including Successor for the period from October 4, 2005 through December 31, 2005)
Year ended December 31, 2005:
Sales	$1,152,079,031	$763,197,363	$854,852,741	$1,275,728,471	$4,045,857,606
Gross Profit	28,388,094	14,491,230	18,950,148	29,887,488	91,716,960
Net Income (loss)	$11,300,359	$(903,273)	$(2,047,870)	$9,752,060	$18,101,276
Limited partners’ interest in net income(1) (See Note 2, Net Income Per Limited Partner Unit)				$9,219,718
Net income per limited partner unit—basic and diluted(1)				$0.70
	Predecessor
Year ended December 31, 2004:
Sales	$866,039,357	$645,196,949	$670,268,348	$1,006,064,274	$3,187,568,928
Gross Profit	25,238,904	13,728,408	12,342,789	24,561,853	75,871,954
Net Income (loss)	$11,385,705	$1,366,439	$(2,200,888)	$6,758,003	$17,309,259
Net income per limited partner unit—basic and diluted	—	—	—	—	—

(1)             Calculated for the period beginning with the Partnerhsip’s initial public offering on October 4, 2005.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

16.          Subsequent Events

On February 14, 2006, the Partnership paid a cash distribution of approximately $4,734,000 to its common and subordinated unitholders of record as of the close of business on February 3, 2006. The distribution that was paid to unitholders was prorated to $0.4111 per unit, reflecting the reduced period of time from the closing of the Partnership’s IPO on October 4, 2005 through December 31, 2005.

In December 2005, the Partnership entered into an agreement to purchase a refined petroleum products terminal in Bridgeport, Connecticut from Connecticut Petroleum Wholesalers and one of its affiliates. The acquisition is expected to close by the second quarter of 2006, subject to due diligence and other customary conditions.

Item 15(c)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GLOBAL PARTNERS LP
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
October 4, 2005 to December 31, 2005
(Successor)
Allowance for doubtful accounts— accounts receivable	$2,006,000	$128,000	$7,000	$(57,000)	$2,084,000
January 1, 2005 to October 3, 2005
(Predecessor)
Allowance for doubtful accounts— accounts receivable	$1,862,000	$207,000	$35,000	$(98,000)	$2,006,000
2004
(Predecessor)
Allowance for doubtful accounts— accounts receivable	$2,001,000	$320,000	$9,000	$(468,000)	$1,862,000
2003
(Predecessor)
Allowance for doubtful accounts— accounts receivable	$2,062,000	$200,000	$—	$(261,000)	$2,001,000

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—

First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.1	—

Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.2^	—

Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) for Global Partners LP filed on July 1, 2005).

10.3	—

Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.4	—

Amended and Restated Services Agreement, dated October 4, 2005, by and between Alliance Energy Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.5	—

Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.6^	—

Employment Agreement dated October 4, 2005, by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.6 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.7	—

Contribution, Conveyance and Assumption Agreement, dated October 4, 2005, by and among Global GP LLC, Global Partners LP, Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC, Global Petroleum Corp., Larea Holdings LLC, Larea Holdings II LLC, Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation (incorporated herein by reference to Exhibit 10.7 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

10.8	—

Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to Form 8-K (File No. 001-32593) for Global Partners LP filed on October 11, 2005).

Exhibit Number		Description
10.9	—

First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to Form 8-K (File No. 001-32593) for Global Partners LP filed on November 14, 2005).

10.10^*	—	Description of the deferred compensation arrangement by and between Global GP LLC and Edward J. Faneuil.
21.1	—	List of Subsidiaries of Global Partners LP (incorporated by reference to Exhibit 21.1 to Form S-1/A (File No. 333-124755) for Global Partners LP filed on July 1, 2005.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^              Management contract or compensatory plan or arrangement.

*                    Filed herewith.

†                    Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.