Form 10-Q
period 2006-03-31
Global Partners LP
filed 2006-05-15
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         ☐            Accelerated filer   ☐            Non-accelerated filer           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The issuer had 5,642,424 common units and 5,642,424 subordinated units outstanding as of May 8, 2006.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated/Combined Statements of Income for the three months ended March 31, 2006 and 2005

Consolidated/Combined Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Consolidated Statements of Partners’ Equity for the three months ended March 31, 2006

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 6. Exhibits

SIGNATURES

INDEX TO EXHIBITS

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$823	$1,769
Accounts receivable, net	180,426	237,861
Accounts receivable – affiliates	2,180	2,005
Inventories	150,553	260,714
Brokerage margin deposits	4,769	9,210
Prepaid expenses and other current assets	6,501	7,781
Total current assets	345,252	519,340

Property and equipment, net	22,233	21,975
Intangible assets, net	10,197	10,603
Other assets	2,673	2,838

Total assets	$380,355	$554,756

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$130,976	$259,463
Notes payable, other – current portion	297	297
Income taxes payable	679	1,200
Accrued expenses and other current liabilities	23,346	28,615
Obligations on forward fixed price contracts and other derivatives	5,253	1,038
Total current liabilities	160,551	290,613

Long-term liabilities:
Revolving line of credit	129,700	181,600
Notes payable, other – less current portion	1,486	1,559
Other long-term liabilities	4,355	4,676
Total long-term liabilities	135,541	187,835

Partners’ equity
Common unitholders (5,642,424 units issued and outstanding at March 31, 2006 and December 31, 2005)	101,410	97,512
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2006 and December 31, 2005)	(16,474)	(20,372)
General partner interest (2% interest with 230,303 equivalent units outstanding at March 31, 2006 and December 31, 2005)	(673)	(832)
Total partners’ equity	84,263	76,308

Total liabilities and partners’ equity	$380,355	$554,756

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined

Sales	$1,351,023	$1,152,079
Cost of sales	1,318,806	1,123,691
Gross profit	32,217	28,388

Selling, general and administrative expenses	10,572	9,590
Operating expenses	5,551	5,066
Amortization expenses	406	406
Operating income	15,688	13,326

Interest expense	2,320	2,026

Income before income tax expense	13,368	11,300

Income tax expense	680	—

Net income	12,688	$11,300

Less:
General partner’s interest in net income	254
Limited partners’ interest in net income	$12,434

Net income per limited partner unit, basic and diluted(1)	$0.85

Weighted average limited partners’ units outstanding, basic and diluted	11,285

(1)           See Note 3 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined
Operating activities
Net income	$12,688	$11,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	966	958
Amortization of deferred financing fees	106	163
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	57,435	(14,039)
Accounts receivable – affiliate	(175)	414
Inventories	110,161	31,144
Loss on sale of property and equipment	11	2
Prepaid expenses, all other current assets and other assets	5,780	3,219
Accounts payable	(129,008)	(6,253)
Accrued expenses and all other current liabilities	(1,375)	14,464
Other long-term liabilities	—	(597)
Net cash provided by operating activities	56,589	40,775

Investing activities
Proceeds from sale of property and equipment	19	5
Purchases of property and equipment	(848)	(165)
Net cash used in investing activities	(829)	(160)

Financing activities
Payments on revolving line of credit, net	(51,900)	(41,900)
Payments on note payable, other	(73)	(68)
Distributions to partners	(4,733)	—
Net cash used in financing activities	(56,706)	(41,968)

Decrease in cash and cash equivalents	(946)	(1,353)
Cash and cash equivalents at beginning of period	1,769	3,306
Cash and cash equivalents at end of period	$823	$1,953

Supplemental information
Cash paid during the period for interest	$2,332	$2,050

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Equity

Balance at December 31, 2005	$97,512	$(20,372)	$(832)	$76,308

Distribution to partners	(2,319)	(2,319)	(95)	(4,733)

Net income	6,217	6,217	254	12,688

Balance at March 31, 2006	$101,410	$(16,474)	$(673)	$84,263

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1.       Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly held master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products, natural gas and ancillary services to companies domestically and, on a limited basis, internationally.  The Partnership commenced operations on October 4, 2005 upon the completion of its initial public offering of common units (the “IPO”).  (See the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the IPO.)

The Partnership has four operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the “Companies”).  The Companies are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.

The Partnership’s 2% general partner interest is held by Global GP LLC (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 87,724 common units and 5,642,424 subordinated units, representing a combined 49.8% limited partner interest.

References to “Global Partners LP” or “the Partnership” or “the General Partner” as it relates to the combined financial statements and these accompanying notes with respect to the three months ended March 31, 2005 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Predecessor”).

Immediately after becoming a master limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation.  References to “the Companies” in the Partnership’s combined financial statements and these accompanying notes include Global Montello Group LLC with respect to the three months ended March 31, 2005 and Global Montello Group Corp. with respect to the three months ended March 31, 2006.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 reflect the accounts of the Partnership.  The accompanying combined financial statements for the three months ended March 31, 2005 reflect the accounts of the Predecessor.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated/combined financial statements for the year ended December 31, 2005 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

As demand for some of the Partnership’s refined petroleum products, especially home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are expected be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

Note 2.       Reclassification

Certain prior year amounts in the consolidated/combined financial statements and accompanying notes have been reclassified to conform to the current year presentation.

Note 3.       Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128’’ (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation using this method for the three months ended March 31, 2006 (in thousands, except per unit data):

		Per Limited Partner Unit

Net income	$12,688
Less:
General partner’s incentive distribution paid	—
Subtotal	12,688
General partner 2% ownership	(254)
Net income available to limited partners	12,434	$1.10
Dilutive impact of theoretical distribution of earnings	(2,872)	(0.25)
Net income available to limited partners under EITF 03-06	$9,562	$0.85

Weighted average limited partners’ units outstanding	11,285

The Partnership did not and was not required to declare cash distributions during the period January 1, 2006 through March 31, 2006 which would result in an incentive distribution to the General Partner as indicated above.

Note 4.       Inventories

Inventories, which are valued at the lower of cost or market based on the first-in, first-out method, consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Distillates: light oil, diesel and kerosene	$95,194	$195,171
Gasoline	19,509	19,311
Blend stock	10,948	6,782
Residual oil	24,902	39,450
Total	$150,553	$260,714

The decrease of $110.2 million was primarily due to lower distillates inventory on hand as the Partnership approached the end of its heating season.

The Partnership hedges substantially all of its inventory purchases through futures, options and swap agreements.   In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at March 31, 2006 and December 31, 2005.

Note 5.       Derivative Financial Instruments

The Partnership recognizes all changes in the fair value of derivatives currently in earnings.  The fair value of derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts as well as the offsetting gain or loss on the hedged inventory item are recognized currently in earnings as either an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial at March 31, 2006.

The Partnership also uses futures contracts and swaps to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward commitments.  Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

The Partnership also markets and sells natural gas.  The Partnership conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users.  Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments.  Natural gas is generally purchased and sold at fixed prices and quantities.  Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value.  Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

The composition and (obligations on) fair value of derivative instruments consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Forward contracts	$(2,641)	$4,587
Swaps, options and other, net	(2,612)	(5,625)
	$(5,253)	$(1,038)

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

The Partnership has a daily margin requirement with its broker, based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $4.8 million and $9.2 million at March 31, 2006 and December 31, 2005, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  The Partnership utilizes primarily one broker for all derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis on the balance sheets.

Note 6.       Debt

In connection with the closing of its IPO, the Partnership entered into a four-year senior secured credit agreement (the “Credit Agreement”) in an aggregate principal amount of up to $400.0 million.  In November 2005, the Credit Agreement was amended to increase total available commitments from $400.0 million to $500.0 million.  The working capital revolving credit facility was increased by $100.0 million, comprising a $50.0 million increase in the permanent working capital revolving credit facility commitment and a new seasonal overline facility of $50.0 million (which is available each year only during the period between September 1st and June 30th).

The credit facilities are available to fund working capital, make acquisitions and provide payment for general partnership purposes.  There are three facilities under the Credit Agreement:

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

Borrowings under the Partnership’s working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1 3/4% or 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% or 1 1/2%, respectively, or (3) the bank’s base rate, at the Partnership’s option.  The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Credit Agreement will mature in October 2009.  Accordingly, the Credit Agreement has been classified as long term in the accompanying balance sheets.  At March 31, 2006, availability under the Credit Agreement was reduced by the outstanding balance under the working capital revolving credit facility of approximately $129.7 million and by letters of credit totaling approximately $55.0 million.  The total remaining availability for borrowings and letters of credit at March 31, 2006 was approximately $315.3 million.  The average interest rate for the period from January 1, 2006 through March 31, 2006 was 5.5%.

The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner.  The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or event of default as defined in the Credit Agreement, as amended, would occur, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.  The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at March 31, 2006.

The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s available cash and permits borrowings to fund such distributions only under the revolving credit facility.  The revolving credit facility is subject to an annual “clean-down” period, requiring the Partnership to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

Note 7.       Employee Benefit Plans with Related Party

The Partnership’s net periodic benefit cost for its defined benefit pension plan consisted of the following components (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined

Service cost	$191	$170
Interest cost	150	131
Expected return on plan assets	(145)	(135)
Net periodic benefit cost	$196	$166

Note 8.       Related Party Transactions

In connection with the Partnership’s IPO, the Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with Global Petroleum Corp. (“GPC”) through December 2013.  The agreement is accounted for as an operating lease.  The expense under this agreement (or the applicable predecessor agreement with GPC, as the case may be) was $2.0 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expense from these services was approximately $17,000 for each of the periods ended March 31, 2006 and 2005.  These affiliate charges have been recorded in selling, general and administrative expenses in the accompanying statements of income.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $80,000 for each of the periods ended March 31, 2006 and 2005.  These fees have been recorded as an offset to selling, general and administrative expenses in the statements of income.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership sells refined petroleum products to Alliance at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $5.0 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively.

The table below presents receivables incurred in connection with the Amended and Restated Services Agreement (or the applicable predecessor agreement, as the case may be) between Alliance and the Partnership, and receivables (payable) incurred in connection with other transactions with affiliates (in thousands):

	March 31, 2006	December 31, 2005

Receivables from Alliance	$2,207	$1,748
(Payable) receivables from GPC	(36)	56
Receivables from Global GP LLC	39	202

Effective October 4, 2005, the General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The amount charged for the three months ended March 31, 2006 was approximately $9.0 million including payroll taxes.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s Pension Plan.

Note 9.       Cash Distributions

The Partnership intends to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors.  The Credit Agreement prohibits the Partnerhip from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.

Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date.  The amount of available cash is all cash on hand at the end of the quarter; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments, or other agreements or to provide funds for distributions to unitholders and to the General Partner for any one or more of the next four quarters.  Working capital borrowings are generally borrowings that are made under the Credit Agreement and in all cases are used solely for working capital purposes or to pay distributions to partners.

The Partnership will make distributions of available cash from operating surplus for any quarter during any subordination period as defined in the partnership agreement in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages as provided in the partnership agreement.

On January 24, 2006, the board of directors of the General Partner declared a distribution on all common, subordinated, and general partner units for the fourth quarter of 2005, and increased the amount of said distribution by 3% over the minimum quarterly distribution, from $0.4125 per unit to $0.425 per unit.  On February 14, 2006, the fourth quarter 2005 distribution was paid on a pro rata basis to cover the period from the closing of the Partnership’s IPO on October 4, 2005 through December 31, 2005.  The aggregate amount of the distribution was approximately $4.7 million.

On April 24, 2006, the Partnership’s board of directors declared a quarterly cash distribution of $0.425 per unit for the period from January 1, 2006 through March 31, 2006 ($1.70 per unit on an annualized basis).  On May 15, 2006, the Partnership will pay a cash distribution to its common and subordinated unitholders of record as of the close of business on May 4, 2006.

Note 10.     Segment Reporting

The Partnership is a wholesale and commercial distributor of distillates, gasoline, residual oil and bunker fuel whose business is organized within two operating segments (Wholesale and Commercial), based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In the Wholesale segment, the Partnership sells home heating oil, diesel, kerosene, unbranded gasoline and residual oil to wholesalers, retailers and commercial customers.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

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

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest.  Based on the way the CEO manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments.  Additionally, due to the commingled nature and uses of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate assets between the two segments.  There were no intersegment sales for the periods presented below.

Summarized financial information for the Partnership’s reportable segments is presented below (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined
Wholesale Segment:
Sales	$1,196,979	$1,027,162
Net product margin*
Distillates	$19,597	$14,805
Gasoline	3,236	2,605
Residual oil	4,654	6,583
Total	$27,487	$23,993
Commercial Segment:
Sales	$154,044	$124,917
Net product margin*	$5,136	$4,801
Combined sales and net product margin:
Sales	$1,351,023	$1,152,079
Net product margin*	$32,623	$28,794
Depreciation allocated to cost of sales	406	406
Combined gross profit	$32,217	$28,388

*       Net product margin is a supplemental non-GAAP financial measure used by management and external users of the Partnership’s financial statements to assess product costs associated with the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated/combined financial statements is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined

Combined gross profit	$32,217	$28,388
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	10,572	9,590
Operating expenses	5,551	5,066
Amortization expenses	406	406
Operating income	15,688	13,326
Interest expense	2,320	2,026
Income tax expense	680	—
Net income	$12,688	$11,300

There were no foreign sales for the quarters ended March 31, 2006 and 2005.  The Partnership has no foreign assets.

Note 11.     Recently Issued Accounting Standards

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123 (revised)”).  This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement.  SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition.  The Partnership adopted SFAS 123 (revised) on January 1, 2006, and the adoption of this standard did not have a material effect on its financial condition, results of operations or cash flows as there currently are no awards outstanding.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

In September 2005, the EITF issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”).  The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if entered into in contemplation of each other.  The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other.  Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value.  EITF 04-13 is effective in reporting periods beginning after March 13, 2006.  The Partnership believes the adoption of EITF 04-13 will not have a material impact to its financial condition, results of operations or cash flows as the Partnership already records exchange transactions on a combined basis.

Note 12.     Subsequent Event

As previously announced, on May 8, 2006, the Partnership completed its acquisition of a refined petroleum products terminal in Bridgeport, Connecticut from Connecticut Petroleum Wholesalers and one of its affiliates.  The terminal has storage capacity for approximately 109,000 barrels of refined products, including #2 fuel oil and low sulfur diesel, and additional products.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  Such statements may discuss future expectations for or contain projections of results of operations, financial condition or our ability to make distributions to unitholders or state other forward-looking information.  Forward-looking statements are not guarantees of performance.  Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document.  These risks and uncertainties include, among other things:

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part II, Item 1A, “Risk Factors.”

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

On October 4, 2005, we closed our initial public offering of 5,635,000 common units (including 735,000 common units issued pursuant to the underwriters’ exercise of their over-allotment option) representing a 48.9% limited partner interest in us.  In connection with the closing of this offering, (1) Global Companies LLC distributed $45.3 million in cash to those affiliates of the Slifka family holding 100% of the ownership interests in Global Companies LLC and (2) Global Petroleum Corp., Montello Oil Corporation, Larea Holdings, LLC, Larea Holdings II, LLC, Chelsea Terminal Limited Partnership and Sandwich Terminal, L.L.C. contributed all of their ownership interests in Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC, to us.

Proceeds from the sale of common units in the initial public offering were used in part to repay $45.3 million of borrowings under our then-existing revolving credit facility and $51.0 million of outstanding indebtedness under a term loan of Global Petroleum Corp. and certain other Slifka family entities guaranteed by affiliates of Global Petroleum Corp., including Global Companies LLC and its Affiliates.

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

•     We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions.  Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses.  In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management has also expanded its efforts to pursue businesses that are closely related to or significantly intertwined with our existing lines of business.  Growth in our cash flow per unit may depend on our ability to make accretive acquisitions.  We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following:  (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate acquisitions, which at the time of consummation we believe will be accretive, but which ultimately may not be accretive.  If any of these events were to occur, our future growth would be limited.  We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.  Our results of operations and financial condition, as well as those of our competitors, will depend in part upon certain economic or industry-wide factors, including the following:

•     Warmer weather conditions could adversely affect our results of operations and financial condition.  Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, weather conditions have a significant impact on the demand for both home heating oil and residual oil.  As a result, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales and, consequently, could adversely affect our results of operations.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses (“SG&A”), (4) operating expenses, (5) heating degree days, (6) adjusted net income per diluted limited partner unit, (7) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (8) distributable cash flow.

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

Adjusted Net Income Per Diluted Limited Partner Unit

Net income per diluted limited partner unit as dictated by EITF 03-06 is theoretical and pro forma in nature and does not reflect the economic probabilities of whether earnings for an accounting period would or could be distributed to unitholders.  The partnership agreement does not provide for the quarterly distribution of net income, rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of sufficient cash reserves required to operate our business in a prudent manner.  Accordingly, the distributions we historically paid and will pay in future periods are not impacted by net income per diluted limited partner unit as dictated by EITF 03-06.  We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner’s interest as provided under EITF 03-06, divided by the weighted average number of outstanding diluted limited partner units during the period.

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

Distributable Cash Flow

Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships.  However, distributable cash flow is not a generally accepted accounting principle financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.  The generally accepted accounting measure most directly comparable to distributable cash flow is net income.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

During the first quarter of 2006, we experienced an increase in gross profits and margins across both our wholesale and commercial segments.  Commodity prices continued to rise during the quarter.  Prices for distillates, gasoline and residual oil increased approximately 12%, 18% and 29%, respectively, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.  Temperatures were 8.2% lower than normal as measured by aggregate heating degree days.

The following table presents our EBITDA and distributable cash flow, our volume, sales, net product margin and gross profit by segment and information on weather conditions (gallons and dollars in thousands, except per unit data):

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined

Adjusted net income per diluted limited partner unit (1)	$1.10	$—

EBITDA (2)	$16,760	$14,447

Distributable cash flow (3)	$12,912	$—

Wholesale Segment:
Volume (gallons)	688,484	752,388
Sales	$1,196,979	$1,027,162
Net product margin (4)
Distillates	19,597	14,805
Gasoline	3,236	2,605
Residual oil	4,654	6,583
Total	$27,487	$23,993
Commercial Segment:
Volume (gallons)	109,479	128,192
Sales	$154,044	$124,917
Net product margin (4)	5,136	4,801
Combined sales and net product margin:
Sales	$1,351,023	$1,152,079
Net product margin (4)	32,623	28,794
Depreciation allocated to cost of sales	406	406
Combined gross profit	$32,217	$28,388

Weather conditions
Normal heating degree days	2,870	2,870
Actual heating degree days	2,635	3,033
Variance from normal heating degree days	(8.2)%	5.7%
Variance from prior period actual heating degree days	(13.1)%	(1.6)%

(1)    Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(2)    EBITDA is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents a reconciliation of EBITDA to the most directly comparable GAAP financial measures.

(3)    Distributable cash flow is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  On October 4, 2005, we completed our IPO.  Accordingly, distributable cash flow is presented for the period from January 1 through March 31, 2006.  The table below presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure.

(4)    Net product margin is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess product costs associated with our business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for the three months ended March 31, 2006:

Reconciliation of adjusted net income per diluted limited partner unit to net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$0.85
Dilutive impact of theoretical distribution of earnings	0.25
Adjusted net income per diluted limited partner unit	$1.10

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each of the periods indicated (in thousands).

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined
Reconciliation of EBITDA to net income:
Net income	$12,688	$11,300
Add:
Depreciation and amortization	1,072	1,121
Interest expense	2,320	2,026
Income tax expense	680	—
EBITDA	$16,760	$14,447

Reconciliation of EBITDA to cash flows from operating activities:
Cash flow from operating activities	$56,589	$40,775
Decrease in operating assets and liabilities	(42,829)	(28,354)
Interest expense	2,320	2,026
Income tax expense	680	—
EBITDA	$16,760	$14,447

The following table presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis, for the three months ended March 31, 2006 (in thousands):

Reconciliation of distributable cash flow to net income:
Net income	$12,688
Depreciation and amortization	1,072
Capital expenditures	(848)
Distributable cash flow	$12,912

Consolidated Results

Our total sales for the first quarter of 2006 increased $198.9 million, or 17%, to $1,351.0 million as compared to $1,152.1 million for the same period in 2005.  The increase was driven by an increase in refined petroleum product prices despite an approximate 83 million gallon, or 9% decrease, to 798 million gallons in aggregate volume of product sold.  The decrease in aggregate volume sold includes an 85 million gallon decrease in distillates and a 12 million gallon decrease in residual oil, offset by a 12 million gallon increase in gasoline.  The number of normal heating degree days declined by 13% to 2,635 days compared to 3,033 days for the quarters ended March 31, 2006 and 2005, respectively.  Our gross profit for the three months ended March 31, 2006 was $32.2 million, an increase of $3.8 million, or 13% compared to $28.4 million for the same period in 2005.  The increase was primarily due to higher margins for our products.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended March 31, 2006 was $860.6 million compared to $777.4 million for the same period in 2005.  The increase of $83.2 million, or 11%, was due to an increase in distillate prices despite a 15% decrease in distillate volume sold.  We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions to local competitors.  Our net product margin contribution from distillate sales increased by $4.8 million, or 32%, to $19.6 million as a result of increased blending activities and our ability to pass through to customers our increased costs related to sales.

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2006 was $306.6 million compared to $234.2 million for the same period in 2005.  The increase of $72.4 million, or 31% was due to an increase in gasoline prices and a 7% increase in volume sold.  Our net product margin from gasoline sales increased by $0.6 million, or 23%, to $3.2 million.  We attribute this increase in net product margin to an increase in our volume of sales as well as a focus on sales to higher margin customers and our expanded use of our bulk storage capacity to store product in a contango market.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2006 was $29.8 million compared to $15.6 million for the same period in 2005.  The increase of $14.2 million, or 91%, was the result of an increase in residual oil prices and a 29% increase in residual oil volume sold.  Net product margin contribution from residual oil sales decreased $1.9 million, or 29%, to $4.7 million, primarily due to a per unit margin reduction.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 84.1% and 84.2% of total volume sold for the three months ended March 31, 2006 and 2005, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.  Commercial residual oil sales for the quarter ended March 31, 2006 increased by 15% compared to the same period in 2005 due to an increase in the price of residual oil despite a 20% decrease in volume sold.  We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory.  This decrease in volume sold was offset in part by an increase in the volume of bunker fuel sold as a result of our continuing efforts to develop our current bunker business and to expand into new bunker markets.

Selling, General and Administrative

SG&A expenses increased by $1.0 million, or 10%, to $10.6 million for the three months ended March 31, 2006 compared to $9.6 million for the same period in 2005.  The increase was primarily due to accrued bonuses and executive salaries of $.3 million and expenses associated with becoming a public company.  Specifically, we recorded increased expenses in audit fees of $.1 million, tax preparation and analysis of $.1 million, director and officer insurance and fees of $.2 million and Sarbanes-Oxley 404 compliance, planning and documentation activities of $.3 million.

Operating Expenses

Operating expenses increased by $.5 million, or 10%, to $5.6 million for the three months ended March 31, 2006 compared to $5.1 million for the same period in 2005.  The increase was primarily due to pipeline repair expenses of approximately $.3 million and an increase in energy costs of $.1 million associated with product handling at the terminal in Chelsea, Massachusetts, a $.1 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island, and an increase of $.1 million in energy costs associated with product handling at the terminal in Portland, Maine.

Amortization expense

Amortization expense was $.4 million for each of the three months ended March 31, 2006 and 2005.

Interest expense

Interest expense for the three months ended March 31, 2006 increased by $.3 million, or 15%, to $2.3 million compared to $2.0 million for the same period in 2005.  We attribute the increase to a rise in the market prices for products and the resulting increased costs of carrying inventory and accounts receivable.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements.  Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity.  Working capital was $184.7 million at March 31, 2006 compared to $228.7 million at December 31, 2005.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.  We incurred a total of approximately $.8 million and $.2 million in maintenance capital expenditures for the three months ended March 31, 2006 and 2005, respectively.

We anticipate that such maintenance capital expenditures will be funded with cash generated by operations.  We anticipate that future capital improvement requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.  We believe that we have sufficient liquid assets, cash flow from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity.

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,
	2006	2005
	Consolidated	Combined

Net cash provided by operating activities	$56,589	$40,775
Net cash used in investing activities	$(829)	$(160)
Net cash used in by financing activities	$(56,706)	$(41,968)

Net cash provided by operating activities for the three months ended March 31, 2006 reflects the contraction of our balance sheet from decreases in the carrying values of accounts receivable, inventories and accounts payable as we exit our peak season.

Net cash used in investing activities for the three months ended March 31, 2006 primarily reflects property and equipment purchases.

Net cash used in financing activities primarily reflects the use of our revolving credit facility to finance business operations, as well as a cash distribution of $4.7 million paid in February 2006 for the fourth quarter of 2005 to our common and subordinated unitholders.

Credit Agreement

In November 2005, we, our general partner, our operating company and our operating subsidiaries amended our four-year senior secured credit agreement to increase total available commitments thereunder from $400.0 million to $500.0 million.  The working capital revolving credit facility was increased by $100.0 million, comprising a $50.0 million increase in the permanent working capital revolving credit facility commitment and a new seasonal overline facility of $50.0 million (which is available each year only during the period between September 1st and June 30th.)  As of March 31, 2006, we had borrowings outstanding under our working capital revolving credit facility of $129.7 million and outstanding letters of credit of $55.0 million, for a total indebtedness of $184.7 million.

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

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

Indebtedness under the credit agreement is guaranteed by our general partner.  Pursuant to the agreement, interest on borrowings under our working capital revolving credit, acquisition credit, and revolving credit facilities is payable at (1) the Eurodollar rate, plus 1%, 1¾% or 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½ %, respectively, or (3) the bank’s base rate, at our option (the average rate for the three months ended March 31, 2006 was approximately 5.5%).  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities (including any seasonal overline facility exercised by us) under the credit agreement at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.  The credit agreement will mature in October of 2009.  At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

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

The credit agreement also contains financial covenants requiring us to maintain:

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

Bridgeport Terminal

In May of 2006, the Partnership completed its acquisition of a refined petroleum products terminal in Bridgeport, Connecticut from Connecticut Petroleum Wholesalers and one of its affiliates.  The terminal has storage capacity for approximately 109,000 barrels of refined products, including #2 fuel oil and low sulfur diesel, and additional products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated/combined financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments and environmental and other liabilities.

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated/combined financial statements are detailed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recently Issued Accounting Standards

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 11 of Notes to Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan.  Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.  We had no interest rate hedging instruments outstanding as of March 31, 2006.  Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% or 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½ %, respectively, or (3) the bank’s base rate, at our option.  As of March 31, 2006, we had borrowings outstanding under our working capital revolving credit facility of $129.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2006, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

Gain (loss):

	Fair Value at March 31, 2006	Effect of 10% Price Decrease

NYMEX contracts	$(2,484)	$2,040
Swaps, options and other, net	1,769	5,328
	$(715)	$7,368

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2006.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $4.8 million at March 31, 2006.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended March 31, 2006.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.        Exhibits

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 15, 2006		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006		By:	/s/ Thomas A. McManmon, Jr.
Thomas A. McManmon, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

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