Form 10-Q
period 2006-06-30
GLOBAL PARTNERS LP
filed 2006-08-14
CIK 1323468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The issuer had 5,642,424 common units and 5,642,424 subordinated units outstanding as of August 7, 2006.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$940	$1,769
Accounts receivable, net	168,800	237,861
Accounts receivable – affiliates	1,783	2,005
Inventories	263,937	260,714
Brokerage margin deposits	5,517	9,210
Prepaid expenses and other current assets	12,676	7,781
Total current assets	453,653	519,340

Property and equipment, net	26,145	21,975
Intangible assets, net	9,791	10,603
Other assets	2,585	2,838

Total assets	$492,174	$554,756

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$184,168	$259,463
Notes payable, other – current portion	297	297
Income taxes payable	739	1,200
Accrued expenses and other current liabilities	24,454	28,615
Obligations on forward fixed price contracts and other derivatives	9,863	1,038
Total current liabilities	219,521	290,613

Long-term liabilities:
Revolving line of credit	183,800	181,600
Notes payable, other – less current portion	1,412	1,559
Other long-term liabilities	4,592	4,676
Total long-term liabilities	189,804	187,835

Partners’ equity
Common unitholders (5,642,424 units issued and outstanding at June 30, 2006 and December 31, 2005)	100,717	97,512
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2006 and December 31, 2005)	(17,167)	(20,372)
General partner interest (2% interest with 230,303 equivalent units outstanding at June 30, 2006 and December 31, 2005)	(701)	(832)
Total partners’ equity	82,849	76,308

Total liabilities and partners’ equity	$492,174	$554,756

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Sales	$1,031,353	$763,197	$2,382,376	$1,915,276
Cost of sales	1,010,709	748,706	2,329,515	1,872,397
Gross profit	20,644	14,491	52,861	42,879

Selling, general and administrative expenses	9,416	8,193	19,988	17,783
Operating expenses	5,266	4,844	10,817	9,910
Amortization expenses	406	405	812	811
Operating income	5,556	1,049	21,244	14,375

Interest expense	1,786	1,952	4,106	3,978

Income (loss) before income tax expense	3,770	(903)	17,138	10,397

Income tax expense	290	—	970	—

Net income (loss)	3,480	$(903)	16,168	$10,397

Less:
General partner’s interest in net income	70		324
Limited partners’ interest in net income	$3,410		$15,844

Net income per limited partner unit, basic and diluted(1)	$0.30		$1.15

Weighted average limited partners’ units outstanding, basic and diluted	11,285		11,285

(1)             See Note 3 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2006	2005
	Consolidated	Combined

Operating activities
Net income	$16,168	$10,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,960	1,929
Amortization of deferred financing fees	200	298
Disposition of property and equipment	175	2
Changes in operating assets and liabilities:
Accounts receivable	69,061	40,169
Accounts receivable — affiliate	222	549
Inventories	(3,223)	(31,600)
Prepaid expenses, all other current assets and other assets	(1,148)	2,227
Accounts payable	(75,295)	4,391
Accrued expenses and all other current liabilities	4,119	13,057
Other long-term liabilities	—	(458)
Net cash provided by operating activities	12,239	40,961

Investing activities
Terminal acquisition	(2,348)	—
Maintenance capital expenditures	(515)	(626)
Capital improvement expenditures	(2,650)	—
Proceeds from sale of property and equipment	19	5
Net cash used in investing activities	(5,494)	(621)

Financing activities
Proceeds from (payments on) revolving line of credit, net	2,200	(35,000)
Payments on note payable, other	(147)	(136)
Distributions to partners	(9,627)	(7,495)
Net cash used in financing activities	(7,574)	(42,631)

Decrease in cash and cash equivalents	(829)	(2,291)
Cash and cash equivalents at beginning of period	1,769	3,306
Cash and cash equivalents at end of period	$940	$1,015

Supplemental information
Cash paid during the period for interest	$4,070	$4,516

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)
(Unaudited)

			General	Total
	Common	Subordinated	Partner	Partners’
	Unitholders	Unitholders	Interest	Equity
Balance at December 31, 2005	$97,512	$(20,372)	$(832)	$76,308

Distribution to partners	(4,717)	(4,717)	(193)	(9,627)

Net income	7,922	7,922	324	16,168

Balance at June 30, 2006	$100,717	$(17,167)	$(701)	$82,849

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

References to “Global Partners LP” or “the Partnership” or “the General Partner” as it relates to the combined financial statements and these accompanying notes with respect to the three and six months ended June 30, 2005 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Predecessor”).

Immediately after becoming a master limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation.  References to “the Companies” in the Partnership’s combined financial statements and these accompanying notes include Global Montello Group LLC with respect to the three and six months ended June 30, 2005 and, in the consolidated financial statements and notes, Global Montello Group Corp. with respect to the three and six months ended June 30, 2006.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 reflect the accounts of the Partnership.  The accompanying combined financial statements for the three and six months ended June 30, 2005 reflect the accounts of the Predecessor.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated/combined financial statements for the year ended December 31, 2005 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2006.

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

Note 3.                      Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation using this method for the three and six months ended June 30, 2006 (in thousands, except per unit data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net income	$3,480	$16,168
Less:
General Partner’s 2% ownership	(70)	(324)
Net income available to limited partners	3,410	15,844
Dilutive impact of theoretical distribution of earnings	—	(2,872)
Net income available to limited partners under EITF 03-06	$3,410	$12,972

Per unit data:
Net income available to limited partners	$0.30	$1.40
Dilutive impact of theoretical distribution of earnings	—	(0.25)
Net income available to limited partners under EITF 03-06	$0.30	$1.15

Weighted average limited partners’ units outstanding	11,285	11,285

The Partnership did not and was not required to declare cash distributions during the three and six months ended June 30, 2006 which would result in an incentive distribution to the General Partner.

Note 4.                      Inventories

Inventories, which are valued at the lower of cost or market based on the first-in, first-out method, consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Distillates: light oil, diesel and kerosene	$182,555	$195,171
Gasoline	36,778	19,311
Blend stock	10,674	6,782
Residual oil	33,930	39,450
Total	$263,937	$260,714

The Partnership hedges substantially all of its inventory purchases through futures, options and swap agreements.   In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at June 30, 2006 and December 31, 2005.

Note 5.                      Derivative Financial Instruments

The Partnership recognizes all changes in the fair value of derivatives currently in earnings.  The fair value of derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings as either an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial at June 30, 2006.

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

The composition and (obligations on) fair value of derivative instruments consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Forward contracts	$(8,938)	$4,587
Swaps, options and other, net	(925)	(5,625)
	$(9,863)	$(1,038)

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

The Partnership has a daily margin requirement with its broker, based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $5.5 million and $9.2 million at June 30, 2006 and December 31, 2005, respectively.

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

Note 6.                      Debt

In connection with the closing of its IPO, the Partnership entered into a four-year senior secured credit agreement (the “Credit Agreement”) in an aggregate principal amount of up to $400.0 million as further described below.  In November 2005, the Credit Agreement was amended to increase total available commitments from $400.0 million to $500.0 million.  The working capital revolving credit facility was increased by $100.0 million, comprised of a $50.0 million increase in the permanent working capital revolving credit facility commitment and a new seasonal overline facility of $50.0 million (which is available each year only during the period between September 1st and June 30th).

The credit facilities are available to fund working capital, make acquisitions and provide payment for general partnership purposes.  There are three facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $450.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

•              a $35.0 million acquisition facility to be used for funding acquisitions similar to the Partnership’s business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•              a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to the Partnership’s unitholders.

Borrowings under the Partnership’s working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Credit Agreement will mature in October 2009.  Accordingly, the Credit Agreement has been classified as long-term in the accompanying balance sheets.  At June 30, 2006, availability under the Credit Agreement was reduced by the outstanding balance under the working capital revolving credit facility of approximately $183.8 million and by letters of credit totaling approximately $42.0 million.  The total remaining availability for borrowings and letters of credit at June 30, 2006 was $174.2 million, which excludes the two $50.0 million seasonal overline facilities the Partnership did not exercise as of June 30, 2006.  The average interest rates for the three and six months ended June 30, 2006 were 6.0% and 5.8%, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner.  The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or event of default as defined in the Credit Agreement, as amended, would occur, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.  The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at June 30, 2006.

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

In August 2006, the Partnership entered into a Second Amendment to the Credit Agreement to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million (see Note 13).

Note 7.                      Employee Benefit Plan with Related Party

The Partnership’s net periodic benefit cost for its defined benefit pension plan consisted of the following components (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Service cost	$191	$170	$382	$340
Interest cost	149	132	299	263
Expected return on plan assets	(144)	(137)	(289)	(272)
Net periodic benefit cost	$196	$165	$392	$331

Note 8.                      Related Party Transactions

In connection with the Partnership’s IPO, the Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with Global Petroleum Corp. (“GPC”) through December 2013.  The agreement is accounted for as an operating lease.  The expense under this agreement (or the applicable predecessor agreement with GPC, as the case may be) was $2.0 million for each of the three months ended June, 2006 and 2005 and $4.1 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively.

GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expense from these services was approximately $22,000 and $17,000 for the three months ended June 30, 2006 and 2005, respectively, and $39,000 and $34,000 for the six months ended June 30, 2006 and 2005, respectively.  These affiliate charges have been recorded in selling, general and administrative expenses in the accompanying statements of operations.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $298,000 and $80,000 for the three months ended June 30, 2006 and 2005, respectively, and $378,000 and $160,000 for the six months ended June 30, 2006 and 2005, respectively.  These fees have been recorded as an offset to selling, general and administrative expenses in the statements of operations.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership sells refined petroleum products to Alliance at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $6.5 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively, and $11.5 million and $8.5 million for the six months ended June 30, 2006 and 2005, respectively.

The table below presents receivables incurred in connection with the Amended and Restated Services Agreement (or the applicable predecessor agreement, as the case may be) between Alliance and the Partnership, and receivables (payables) incurred in connection with other transactions with affiliates (in thousands):

	June 30, 2006	December 31, 2005

Receivables from Alliance	$1,570	$1,748
(Payables) receivables from GPC	(41)	56
Receivables from Global GP LLC	213	201

Effective October 4, 2005, the General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The amounts expensed for the three and six months ended June 30, 2006, including payroll taxes and payroll accruals, were $4.5 million and $10.8 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

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

The Partnership paid the following cash distributions during 2006 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Total Cash Distribution

02/14/06	$0.4111	$2,319	$2,319	$95	$4,733
05/15/06	0.4250	2,398	2,398	98	4,894
08/14/06 (1)	0.4375	2,469	2,469	101	5,039

(1)             On July 24, 2006, the board of directors of the General Partner declared this distribution for the period from April 1, 2006 through June 30, 2006 ($1.75 per unit on an annualized basis) to be paid on August 14, 2006 to the Partnership’s common and subordinated unitholders of record as of the close of business on August 3, 2006.

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

Summarized financial information for the Partnership’s reportable segments is presented below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined
Wholesale Segment:
Sales	$950,801	$684,184	$2,147,780	$1,711,346
Net product margin (1)
Distillates	$5,992	$2,275	$25,589	$17,080
Gasoline	7,166	4,539	10,402	7,144
Residual oil	5,266	5,855	9,920	12,438
Total	$18,424	$12,669	$45,911	$36,662
Commercial Segment:
Sales	$80,552	$79,013	$234,596	$203,930
Net product margin (1)	2,644	2,241	7,780	7,042
Combined sales and net product margin:
Sales.	$1,031,353	$763,197	$2,382,376	$1,915,276
Net product margin (1)	21,068	14,910	53,691	43,704
Depreciation allocated to cost of sales	424	419	830	825
Combined gross profit:	$20,644	$14,491	$52,861	$42,879

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated/combined financial statements is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined
Combined gross profit	$20,644	$14,491	$52,861	$42,879
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	9,416	8,193	19,988	17,783
Operating expenses	5,266	4,844	10,817	9,910
Amortization expenses	406	405	812	811
Operating income	5,556	1,049	21,244	14,375
Interest expense	1,786	1,952	4,106	3,978
Income tax expense	290	—	970	—
Net income (loss)	$3,480	$(903)	$16,168	$10,397

There were no foreign sales for the three and six months ended June 30, 2006 and 2005.  The Partnership has no foreign assets.

Note 11.               Capital Expenditures

The Partnership’s terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  The Partnership’s capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  Capital improvement expenditures include expenditures to acquire assets to grow the Partnership’s business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.  The Partnership incurred approximately $.4 million in maintenance capital expenditures for each of the three months ended June 30, 2006 and 2005, and $.5 million and $.6 million for the six months ended June 30, 2006 and 2005, respectively.

Note 12.               Recently Issued Accounting Standards

SFAS No. 123 (revised) “Share-Based Payment”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123 (revised)”).  This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement.  SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition.  The Partnership adopted SFAS 123 (revised) on January 1, 2006, and the adoption of this standard did not have a material effect on its financial condition, results of operations or cash flows as there currently are no awards outstanding.

EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”

In September 2005, the EITF issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”).  The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if entered into in contemplation of each other.  The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other.  Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value.  The Partnership adopted EITF 04-13 on April 1, 2006, and the adoption of this standard did not have a material impact to its financial condition, results of operations or cash flows.

SFAS No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Partnership does not believe adoption of FIN 48 will have a material impact on the Partnership’s consolidated financial statements.

Note 13.     Subsequent Events

As previously disclosed in a Form 8-K filed on July, 24, 2006, the Partnership’s Board of Directors declared a quarterly cash distribution of $0.4375 per unit for the period from April 1, 2006 through June 30, 2006 ($1.75 per unit on an annualized basis).  On August 14, 2006, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 3, 2006.

As previously disclosed in a Form 8-K filed on August 3, 2006, on August 2, 2006, the Partnership entered into a Second Amendment (the “Amendment”) to the Credit Agreement dated October 4, 2005.  The Amendment modified the Credit Agreement by increasing the Partnership’s $450.0 million working capital revolver commitment to $550.0 million (which includes two $50.0 million seasonal overline facilities), bringing the total available commitments to $600.0 million.  All other material terms remain the same as disclosed in the Partnership’s Current Report on Form 8-K dated October 4, 2005.

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

Our business activities are substantially comprised of purchasing, terminalling, storing and selling refined petroleum products.  We believe that the combination of our terminalling and storage activities, together with our marketing activities, provides a balance that has a stabilizing effect on our results of operations and cash flows.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months.  In a backwardated market (when product prices for future deliveries are lower than for current deliveries) because of our high turnover of inventory, we are able to minimize our inventories and commodity risk while attempting to maintain or increase net product margins.

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

Distributable Cash Flow

Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flows at a level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships.  However, distributable cash flow is not a generally accepted accounting principle financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.  The generally accepted accounting measures most directly comparable to distributable cash flow are net income and cash flow from operating activities.

Three Months Ended June 30, 2006 and 2005; Six Months Ended June 30, 2006 and 2005

During the second quarter and for the six months ended June 30, 2006, we experienced increases in gross profits and net product margins across both our wholesale and commercial segments.  Commodity prices continued to rise during 2006.  Temperatures were 2.8% warmer and 7% warmer than normal for the three and six months ended June 30, 2006, respectively, as measured by aggregate heating degree days.

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars in thousands, except per unit data):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Adjusted net income per diluted limited partner unit (1)	$ 0.30	$ —	$ 1.40	$ —

EBITDA (2)	$ 6,644	$ 2,155	$ 23,404	$ 16,602

Distributable cash flow (3)	$ 4,157	$ —	$ 17,813	$ —

Wholesale Segment:
Volume (gallons)	462,087	461,141	1,150,571	1,213,528
Sales	$ 950,801	$ 684,184	$ 2,147,780	$ 1,711,346
Net product margin (4)
Distillates	5,992	2,275	25,589	17,080
Gasoline	7,166	4,539	10,402	7,144
Residual oil	5,266	5,855	9,920	12,438
Total	$ 18,424	$ 12,669	$ 45,911	$ 36,662
Commercial Segment:
Volume (gallons)	56,827	72,985	166,307	201,177
Sales	$ 80,552	$ 79,013	$234,596	$203,930
Net product margin (4)	2,644	2,241	7,780	7,042
Combined sales and net product margin:
Sales	$ 1,031,353	$ 763,197	$2,382,376	$1,915,276
Net product margin (4)	21,068	14,910	53,691	43,704
Depreciation allocated to cost of sales	424	419	830	825
Combined gross profit	$ 20,644	$ 14,491	$52,861	$42,879

Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	762	910	3,397	3,943
Variance from normal heating degree days	(2.8)%	16.1%	(7.0)%	7.9%
Variance from prior period actual heating degree days	(16.3)%	26.4%	(13.8)%	3.7%

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

(3)             Distributable cash flow is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  On October 4, 2005, we completed our IPO.  Accordingly, distributable cash flow is presented for the three and six months ended June 30, 2006.  The table below presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure.

(4)             Net product margin is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess product costs associated with our business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$0.30	$1.15
Dilutive impact of theoretical distribution of earnings	—	0.25
Adjusted net income per diluted limited partner unit	$0.30	$1.40

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each of the periods indicated (in thousands).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$3,480	$(903)	$16,168	$10,397
Add:
Depreciation and amortization	1,088	1,106	2,160	2,227
Interest expense	1,786	1,952	4,106	3,978
Income tax expense	290	—	970	—
EBITDA	$6,644	$2,155	$23,404	$16,602

Reconciliation of cash flow from operating activities to EBITDA:
Cash flow from operating activities	$(44,350)	$186	$12,239	$40,961
Increase (decrease) in operating assets and liabilities	48,918	17	6,089	(28,337)
Interest expense	1,786	1,952	4,106	3,978
Income tax expense	290	—	970	—
EBITDA	$6,644	$2,155	$23,404	$16,602

The following presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for the three and six months ended June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Reconciliation of net income to distributable cash flow:
Net income	$3,480	$16,168
Depreciation and amortization	1,088	2,160
Maintenance capital expenditures	(411)	(515)
Distributable cash flow	$4,157	$17,813

Reconciliation of cash flow from operating activities to distributable cash flow:
Cash flow from operating activities	$(44,350)	$12,239
Increase (decrease) in operating assets and liabilities	48,918	6,089
Maintenance capital expenditures	(411)	(515)
Distributable cash flow	$4,157	$17,813

Consolidated Results

Our total sales for the second quarter of 2006 increased $268.2 million, or 35%, to $1,031.4 million compared to $763.2 million for the same period in 2005.  The increase was driven by an increase in refined petroleum product prices despite an approximate 15 million gallon, or 3% decrease, to 519 million gallons in aggregate volume of product sold.  The decrease in aggregate volume sold includes a 20 million gallon decrease in distillates and a 5 million gallon decrease in residual oil, offset by a 10 million gallon increase in gasoline.  The number of actual heating degree days declined by 16% to 762 compared to 910 for the quarters ended June 30, 2006 and 2005, respectively.  Our gross profit for the three months ended June 30, 2006 was $20.6 million, an increase of $6.1 million, or 42% compared to $14.5 million for the same period in 2005.

Our total sales for the six months ended June 30, 2006 increased $467.1 million, or 24%, to $2,382.4 million compared to $1,915.3 million for the same period in 2005.  The increase was due to an increase in refined petroleum product prices despite an approximate 98 million gallon, or 7% decrease, to 1,317 million gallons in aggregate volume of product sold for the six months ended June 30, 2006.  The decrease in aggregate volume sold primarily includes a 106 million gallon decrease in distillates and a 17 million gallon decrease in residual oil, offset by a 22 million gallon increase in gasoline.  The number of actual heating degree days declined by 14% to 3,397 compared to 3,943 for the six months ended June 30, 2006 and 2005, respectively.  Our gross profit for the six months ended June 30, 2006 was $52.9 million, an increase of $10.0 million, or 23% compared to $42.9 million for the same period in 2005.  The increases in our gross profits for the three and six months ended June 30, 2006 were primarily due to higher margins for our products.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended June 30, 2006 were $424.3 million compared to $344.5 million for three months ended June 30, 2005.  During the first six months of 2006, wholesale distillate sales were $1,284.8 million compared to $1,121.8 million for the same period in 2005.  The increases of $79.8 million, or 23%, and $163.0 million, or 15%, for the three and six months ended June 30, 2006, respectively, were due to increases in distillate prices despite decreases of 8% and 13% in distillate volume sold for the respective periods.  We attribute the decreases in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions to local competitors.

Our net product margin contribution from distillate sales increased by $3.7 million, or 163%, to $6.0 million for the three months ended June 30, 2006 and by $8.5 million, or 50%, to $25.6 million for the six months ended June 30, 2006.  These increases were, in part, the result of our ability to pass through to customers our increased costs related to sales.

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2006 were $497.7 million compared to $326.2 million for the three months ended June 30, 2005.  During the first six months of 2006, wholesale gasoline sales were $804.3 million compared to $560.4 million for the same period in 2005.  The increases of $171.5 million, or 53%, and $243.9 million, or 44%, for the three and six months ended June 30, 2006, respectively, were due to increases in gasoline prices and increases of 4% and 6% in volume sold for the respective periods.

Our net product margin from gasoline sales increased by $2.6 million, or 58%, to $7.2 million for the three months ended June 30, 2006 and by $3.3 million, or 46%, to $10.4 million for the six months ended June 30, 2006.  We attribute these increases in net product margin to increases in our volume of sales as well as sales to higher margin customers.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2006 were $28.8 million compared to $13.5 million for the three months ended June 30, 2005.  During the first six months of 2006, residual oil sales were $58.6 million compared to $29.1 million for the same period in 2005.  The increases of $15.3 million, or 114%, and $29.5 million, or 101% for the three and six months ended June 30, 2006 were the result of increases in residual oil prices and increases of 68% and 46% in residual oil volume sold for the respective periods.

Our net product margin contribution from residual oil sales decreased $.6 million, or 10%, to $5.3 million, for the three months ended June 30, 2006 and $2.5 million, or 20%, to $9.9 million for the six months ended June 30, 2006, primarily due to a per unit margin reduction.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 78% and 82% of total volume sold for the three months ended June 30, 2006 and 2005, respectively, and approximately 82% and 83% of total volume sold for the six months ended June 30, 2006 and 2005, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended June 30, 2006 decreased by 21% compared to the same period in 2005 due to a 39% decrease in volume sold. For the six months ended June 30, 2006, residual oil sales increased $3.9 million, or 3%, compared to the same period in 2005, despite a 32 million gallon, or 26%, decrease in volume sold. We attribute the decreases in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory.

Selling, General and Administrative

SG&A expenses increased by $1.2 million, or 15%, to $9.4 million for the three months ended June 30, 2006 compared to $8.2 million for the same period in 2005. The increase was primarily due to accrued bonuses of $.2 million and expenses associated with becoming a public company, including increased expenses in audit and tax review fees of approximately $.5 million, director and officer insurance fees of $.1 million, Schedule K-1 preparation and distribution expenses of $.3 million and Sarbanes-Oxley 404 compliance, planning and documentation of $.2 million.

During the six months ended June 30, 2006, SG&A expenses increased by $2.2 million, or 12%, to $20.0 million compared to $17.8 million for the same period in 2005. The increase was primarily due to accrued bonuses of $.4 million and expenses associated with becoming a public company, including increased expenses in audit and tax review fees of approximately $.7 million, director and officer insurance fees of $.3 million, Schedule K-1 preparation and distribution expenses of $.3 million and Sarbanes-Oxley 404 compliance, planning and documentation of $.5 million.

Operating Expenses

Operating expenses increased by $.4 million, or 9%, to $5.3 million for the three months ended June 30, 2006 compared to $4.8 million for the same period in 2005. The increase was primarily due to repair and maintenance expenses of $.1 million at the terminal in Chelsea, Massachusetts, a $.2 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island, and $.1 million in costs in connection with the expiration of the New Bedford terminal lease.

Operating expenses for the six months ended June 30, 2006 increased by $.9 million, or 9%, to $10.8 million compared to $9.9 million for the same period in 2005. The increase was primarily due to pipeline repair expenses of $.3 million and other repair and maintenance expenses of $.2 million at the terminal in Chelsea, Massachusetts, a $.3 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island, and $.1 million in costs in connection with the expiration of the New Bedford terminal lease.

Amortization expense

Amortization expense was $.4 million for each of the three months ended June 30, 2006 and 2005 and $.8 million for each of the six months ended June 30, 2006 and 2005.

Interest expense

Interest expense for the three months ended June 30, 2006 decreased by $.2 million, or 9%, to $1.8 million compared to $2.0 million for the same period in 2005. Interest expense for the six months ended June 30, 2006 increased by $.1 million, or 3%, to $4.1 million compared to $4.0 million for the same period in 2005. We attribute the increase to a rise in the market prices for products and the resulting increased costs of carrying inventory and accounts receivable.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements. Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity. Working capital was $234.1 million at June 30, 2006 compared to $228.7 million at December 31, 2005.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. We incurred a total of approximately $.4 million in maintenance capital expenditures for each of the three months ended June 30, 2006 and 2005, and $.5 million and $.6 million for the six months ended June 30, 2006 and 2005, respectively.

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

Cash Flows

The following table summarizes cash flow activity (in thousands):

	Successor	Predecessor
	Six Months Ended
	June 30,
	2006	2005
	Consolidated	Combined

Net cash provided by operating activities	$12,239	$40,961
Net cash used in investing activities	$(5,494)	$(621)
Net cash used in financing activities	$(7,574)	$(42,631)

Net cash provided by operating activities decreased $28.7 million to $12.2 million for the six months ended June 30, 2006 from $41.0 million for the six months ended June 30, 2005. Net income increased $5.8 million to $16.2 million for the six months ended June 30, 2006 from $10.4 million for the six months ended June 30, 2005. Total working capital items decreased $6.3 million for the six months ended June 30, 2006 as compared to an increase of $28.3 million for the six months ended June 30, 2005.

Cash flow from operating activities generally increases during the second quarter since accounts receivable, accounts payable and inventories generally contract as the Partnership enters the season when sales from heat-based products are lower. Because of fluctuations in the price of petroleum products in the six months ended June 30, 2006, we elected to use our storage capacity to carry increased inventories of petroleum products, which resulted in reduced net cash provided by operating activities for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced with respect to such inventories.

Net cash used in investing activities increased $4.9 million to $5.5 million for the six months ended June 30, 2006 from $.6 million for the same period in 2005, primarily attributable to the $2.3 million acquisition of the Bridgeport, Connecticut, terminal in May of 2006 and $2.7 million in capital improvement expenditures for the six months ended June 30, 2006.

Net cash used in financing activities decreased $35.1 million to $7.6 million for the six months ended June 30, 2006 from $42.6 million for the same period in 2005. For the six months ended June 30, 2006, we paid cash distributions of $9.6 million to our common and subordinated unitholders and had proceeds of $2.2 million from of our revolving credit facility to finance business operations. For the six months ended June 30, 2005, we paid cash distributions of $7.5 million to our common and subordinated unitholders and made payments on our credit facility of $35.0 million.

Credit Agreement

In November 2005, we, our general partner, our operating company and our operating subsidiaries amended our four-year senior secured credit agreement to increase total available commitments thereunder from $400.0 million, as further described below, to $500.0 million. The working capital revolving credit facility was increased by $100.0 million, comprised of a $50.0 million increase in the permanent working capital revolving credit facility commitment and a new seasonal overline facility of $50.0 million (which is available each year only during the period between September (1)st and June 30th.) As of June 30, 2006, we had borrowings outstanding under our working capital revolving credit facility of $183.8 million and outstanding letters of credit of $42.0 million, for a total indebtedness of $225.8 million.

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

Indebtedness under the credit agreement is guaranteed by our general partner. Pursuant to the agreement, interest on borrowings under our working capital revolving credit, acquisition credit, and revolving credit facilities is payable at our option at: (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate (the average rates for the three and six months ended June 30, 2006 were approximately 6.0% and 5.8%, respectively). We incur a letter of credit fee of 1% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of the three facilities (including any seasonal overline facility exercised by us) under the credit agreement at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities. The credit agreement will mature in October of 2009. At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

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

In August 2006, we entered into a Second Amendment to the Credit Agreement to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million (see Note 13).

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

Recently Issued Accounting Standards

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 12 of Notes to Financial Statements.

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan. Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances. We had no interest rate hedging instruments outstanding as of June 30, 2006. Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate. As of June 30, 2006, we had borrowings outstanding under our working capital revolving credit facility of $183.8 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2006, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

Gain (loss):

	Fair Value at	Effect of 10%
	June 30, 2006	Price Decrease

NYMEX contracts	$1,288	$(4,853)
Swaps, options and other, net	1,646	4,111
	$2,934	$(742)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2006. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The required brokerage margin balance was $5.5 million at June 30, 2006.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 22, 2005, the U.S. Federal Trade Commission (“FTC”) issued a Civil Investigative Demand to us in connection with an investigation of petroleum products pricing by refiners and distributors. We complied with the demand. On May 22, 2006, the FTC issued a press release announcing the release of its report entitled “Investigation of Gasoline Price Manipulation and Post-Katrina Gasoline Price Increases.” In light of the completion of the FTC’s investigation and the issuance of its report, we do not expect that the outcome of this investigation will have a material adverse effect on us.

Item 1A.                 Risk Factors

There have been no material changes to the Risk Factors disclosed in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.                          Exhibits

10.1	—	Employment Agreement between Global GP LLC and Thomas J. Hollister dated April 19, 2006 (incorporated herein by reference to Exhibit 99.1 to Form 8-K for Global Partners LP filed on May 11, 2006)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                     Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 14, 2006		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2006		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

10.1	—	Employment Agreement between Global GP LLC and Thomas J. Hollister dated April 19, 2006 (incorporated herein by reference to Exhibit 99.1 to Form 8-K for Global Partners LP filed on May 11, 2006)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.