Form 10-Q
period 2006-09-30
GLOBAL PARTNERS LP
filed 2006-11-14
CIK 1323468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The issuer had 5,642,424 common units and 5,642,424 subordinated units outstanding as of November 6, 2006.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,051	$1,769
Accounts receivable, net	156,476	237,861
Accounts receivable – affiliates	1,156	2,005
Inventories	250,112	260,714
Brokerage margin deposits	8,933	9,210
Fair value of forward fixed contracts	59,170	—
Prepaid expenses and other current assets	14,092	7,781
Total current assets	491,990	519,340

Property and equipment, net	31,030	21,975
Intangible assets, net	9,434	10,603
Other assets	2,648	2,838

Total assets	$535,102	$554,756

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$158,239	$259,463
Notes payable, other – current portion	298	297
Income taxes payable	834	1,200
Accrued expenses and other current liabilities	25,815	28,615
Obligations on forward fixed contracts and other derivatives	—	1,038
Total current liabilities	185,186	290,613

Long-term liabilities:
Revolving line of credit	259,700	181,600
Notes payable, other – less current portion	1,337	1,559
Other long-term liabilities	4,834	4,676
Total long-term liabilities	265,871	187,835

Partners’ equity
Common unitholders (5,642,424 units issued and outstanding at September 30, 2006 and December 31, 2005)	101,304	97,512
Subordinated unitholders (5,642,424 units issued and outstanding at September 30, 2006 and December 31, 2005)	(16,581)	(20,372)
General partner interest (2% interest with 230,303 equivalent units outstanding at September 30, 2006 and December 31, 2005)	(678)	(832)
Total partners’ equity	84,045	76,308

Total liabilities and partners’ equity	$535,102	$554,756

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Sales	$995,834	$854,853	$3,378,210	$ 2,770,129
Cost of sales	970,113	835,903	3,299,628	2,708,300
Gross profit	25,721	18,950	78,582	61,829

Selling, general and administrative expenses	10,284	11,644	30,272	29,427
Operating expenses	5,336	4,707	16,153	14,617
Amortization expenses	358	406	1,170	1,217
Operating income	9,743	2,193	30,987	16,568

Interest expense	3,414	3,191	7,520	7,169
Other expense	—	1,050	—	1,050

Income (loss) before income tax expense	6,329	(2,048)	23,467	8,349

Income tax expense	95	—	1,065	—

Net income (loss)	6,234	$(2,048)	22,402	$ 8,349

Less:
General partner’s interest in net income	125		449
Limited partners’ interest in net income	$6,109		$21,953

Net income per limited partner unit, basic and diluted(1)	$0.53		$1.68

Weighted average limited partners’ units outstanding, basic and diluted	11,285		11,285

(1)    See Note 3 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005
	Consolidated	Combined
Operating activities
Net income	$22,402	$8,349
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,989	2,896
Amortization of deferred financing fees	298	380
Loss on surrender of split dollar insurance policy	—	1,050
Disposition of property and equipment	175	34
Changes in operating assets and liabilities:
Accounts receivable	81,385	(2,580)
Accounts receivable – affiliate	849	(321)
Inventories	10,602	(134,328)
Prepaid expenses, all other current assets and other assets	(6,142)	(14,776)
Forward fixed contracts and other liabilities	(60,208)	94,466
Accounts payable and income taxes payable	(101,590)	48,531
Accrued expenses and all other current liabilities	(2,800)	(5,764)
Other long-term liabilities	158	(313)
Net cash used in operating activities	(51,882)	(2,376)

Investing activities
Terminal acquisitions	(6,531)	—
Maintenance capital expenditures	(1,207)	(1,037)
Capital improvement expenditures	(3,334)	—
Proceeds from sale of property and equipment	22	144
Net cash used in investing activities	(11,050)	(893)

Financing activities
Proceeds from revolving line of credit, net	78,100	20,800
Payments on note payable, other	(221)	(206)
Distributions to partners	(14,665)	—
Distributions to members	—	(11,895)
Net cash provided by financing activities	63,214	8,699

Increase in cash and cash equivalents	282	5,430
Cash and cash equivalents at beginning of period	1,769	3,306
Cash and cash equivalents at end of period	$2,051	$8,736

Supplemental information
Cash paid during the period for interest	$7,403	$7,900

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Total Partners’ Equity

Balance at December 31, 2005	$97,512	$(20,372)	$(832)	$76,308

Distribution to partners	(7,185)	(7,185)	(295)	(14,665)

Net income	10,977	10,976	449	22,402

Balance at September 30, 2006	$101,304	$(16,581)	$(678)	$84,045

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and natural gas and provides ancillary services to companies domestically and, on a limited basis, internationally.  The Partnership commenced operations on October 4, 2005 upon the completion of its initial public offering of common units (the “IPO”).  (See the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for more information regarding the IPO.)

The Partnership has four operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.

The Partnership’s 2% general partner interest is held by Global GP LLC (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 60,224 common units and 5,642,424 subordinated units, representing a combined 49.5% limited partner interest.

References to “Global Partners LP” or “the Partnership” or “the General Partner” as it relates to the combined financial statements and these accompanying notes with respect to the three and nine months ended September 30, 2005 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Predecessor”).

Immediately after becoming a publicly traded limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation.  References to “the Companies” in the Partnership’s combined financial statements and these accompanying notes include Global Montello Group LLC with respect to the three and nine months ended September 30, 2005 and, in the consolidated financial statements and notes, Global Montello Group Corp. with respect to the three and nine months ended September 30, 2006.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 reflect the accounts of the Partnership.  The accompanying combined financial statements for the three and nine months ended September 30, 2005 reflect the accounts of the Predecessor.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated/combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated/combined financial statements for the year ended December 31, 2005 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2006.

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

Note 3.                      Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation using this method for the three and nine months ended September 30, 2006 (in thousands, except per unit data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net income	$6,234	$22,402
Less:
General Partner’s 2% interest	(125)	(449)
Net income available to limited partners	6,109	21,953
Dilutive impact of theoretical distribution of earnings	(123)	(2,995)
Net income available to limited partners under EITF 03-06	$5,986	$18,958

Per unit data:
Net income available to limited partners	$0.54	$1.95
Dilutive impact of theoretical distribution of earnings	(0.1)	(0.27)
Net income available to limited partners under EITF 03-06	$0.53	$1.68

Weighted average limited partner units outstanding	11,285	11,285

The Partnership did not and was not required to declare cash distributions during the three and nine months ended September 30, 2006 which would result in an incentive distribution to the General Partner.

Note 4.                      Inventories

Inventories, which are valued at the lower of cost or market based on the first-in, first-out method, consisted of the following (in thousands):

	September 30, 2006	December 31, 2005

Distillates: light oil, diesel and kerosene	$187,887	$195,171
Gasoline	11,092	19,311
Blend stock	17,397	6,782
Residual oil	33,736	39,450
Total	$250,112	$260,714

The Partnership hedges substantially all of its inventory purchases through futures and swap agreements.  In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at September 30, 2006 and December 31, 2005.

Note 5.                      Derivative Financial Instruments

The Partnership accounts for its derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at September 30, 2006.

The Partnership also uses futures contracts and swaps to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed purchase and sale commitments, are recognized currently in earnings.  Gains and losses on net product margin from forward fixed purchase and sale contracts are reflected in earnings as these contracts mature.

The composition and fair value of (obligations on) derivative instruments relating to forward fixed price contracts on the Partnership’s balance sheet consisted of the following (in thousands):

	September 30, 2006	December 31, 2005

Forward contracts	$58,149	$4,587
Swaps, options and other, net	1,021	(5,625)
	$59,170	$(1,038)

The Partnership also markets and sells natural gas.  The Partnership generally conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users.  The Partnership generally takes delivery under its purchase commitments at the same location as it delivers to third-party users.  Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments.  Natural gas is generally purchased and sold at fixed prices and quantities.  Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value.  Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $8.9 million and $9.2 million at September 30, 2006 and December 31, 2005, respectively.

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

Note 6.       Debt

In connection with the closing of its IPO, the Partnership entered into a four-year senior secured credit agreement (the “Credit Agreement”) in an aggregate principal amount of up to $400.0 million as further described below.  In November 2005, the Credit Agreement was amended to increase total available commitments from $400.0 million to $500.0 million.  In August 2006, the Credit Agreement was amended to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million.

The credit facilities are available to fund working capital, make acquisitions and provide payment for general partnership purposes.  There are three facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $550.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

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

The Credit Agreement will mature in October 2009.  Accordingly, the Credit Agreement has been classified as long-term in the accompanying balance sheets.  At September 30, 2006, availability under the Credit Agreement was reduced by the outstanding balance under the working capital revolving credit facility of approximately $259.7 million and by letters of credit totaling approximately $67.5 million.  The total remaining availability for borrowings and letters of credit at September 30, 2006 was $172.8 million, which includes the $35.0 million acquisition facility and the $15.0 million revolving credit facility and excludes the two $50.0 million seasonal overline facilities the Partnership did not exercise as of September 30, 2006.  The average interest rates for the three and nine months ended September 30, 2006 were 6.3% and 5.9%, respectively.

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

The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at September 30, 2006.

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

Note 7.       Employee Benefit Plan with Related Party

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Service cost	$192	$174	$574	$514
Interest cost	149	142	448	405
Expected return on plan assets	(145)	(141)	(434)	(413)
Net periodic benefit cost	$196	$175	$588	$506

Note 8.       Related Party Transactions

In connection with the Partnership’s IPO, the Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with Global Petroleum Corp. (“GPC”) through December 2013.  The agreement is accounted for as an operating lease.  The expense under this agreement (or the applicable predecessor agreement with GPC, as the case may be) was $2.0 million and $1.9 million for the three months ended September, 2006 and 2005, respectively, and $6.1 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.

GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expense from these services was approximately $19,000 and $16,000 for the three months ended September 30, 2006 and 2005, respectively, and $58,000 and $50,000 for the nine months ended September 30, 2006 and 2005, respectively.  These affiliate charges have been recorded in selling, general and administrative expenses in the accompanying statements of operations.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $189,000 and $80,000 for the three months ended September 30, 2006 and 2005, respectively, and $567,000 and $240,000 for the nine months ended September 30, 2006 and 2005, respectively.  These fees have been recorded as an offset to selling, general and administrative expenses in the statements of operations.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership sells refined petroleum products to Alliance at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $2.8 million and $6.1 million for the three months ended September 30, 2006 and 2005, respectively, and $14.3 million and $14.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Effective October 4, 2005, the General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The amounts expensed for the three and nine months ended September 30, 2006, including payroll taxes and payroll accruals, were $5.3 million and $16.1 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables and payables incurred in connection with the services agreements (or the applicable predecessor agreements, as the case may be) between Alliance and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30, 2006	December 31, 2005

Receivables from Alliance	$931	$1,748
(Payables to) receivables from GPC	(29)	56
Receivables from the General Partner (1)	225	201

(1)    Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 9.       Cash Distributions

The Partnership intends to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future cash flows, capital requirements, financial condition and other factors.  The Credit Agreement prohibits the Partnership from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.

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

The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in the partnership agreement in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages as provided in the partnership agreement.

The Partnership paid the following cash distributions during 2006 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Total Cash Distribution

02/14/06	$0.4111	$2,319	$2,319	$95	$4,733
05/15/06	0.4250	2,398	2,398	98	4,894
08/14/06	0.4375	2,469	2,469	100	5,038
11/14/06 (1)	0.4450	2,511	2,511	102	5,124

(1)    On October 24, 2006, the board of directors of the General Partner declared this distribution for the period from July 1, 2006 through September 30, 2006 ($1.78 per unit on an annualized basis) to be paid on November 14, 2006 to the Partnership’s common and subordinated unitholders of record as of the close of business on November 3, 2006.

Note 10.     Segment Reporting

The Partnership is a wholesale and commercial distributor of distillates, gasoline and residual oil whose business is organized within two operating segments (Wholesale and Commercial), based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the Wholesale segment, the Partnership sells home heating oil, diesel, kerosene, unbranded gasoline and residual oil to home heating oil retailers, retail gasoline station operators and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (i) sales of home heating oil, diesel, kerosene, unbranded gasoline and residual oil to customers in the public sector through competitive bidding and to large commercial and industrial customers, and (ii) sales of custom blended residual oil and distillates delivered by bunker barges or from a terminal dock.  Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

Summarized financial information for the Partnership’s reportable segments is presented below (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined
Wholesale Segment:
Sales	$927,749	$776,664	$3,075,529	$2,488,010
Net product margin (1)
Distillates	$11,873	$8,016	$37,462	$25,096
Gasoline	8,003	4,797	18,405	11,941
Residual oil	3,536	4,285	13,456	16,723
Total	$23,412	$17,098	$69,323	$53,760
Commercial Segment:
Sales	$68,085	$78,189	$302,681	$282,119
Net product margin (1)	2,821	2,268	10,601	9,310
Combined sales and net product margin:
Sales	$995,834	$854,853	$3,378,210	$2,770,129
Net product margin (1)	26,233	19,366	79,924	63,070
Depreciation allocated to cost of sales	512	416	1,342	1,241
Combined gross profit:	$25,721	$18,950	$78,582	$61,829

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated/combined financial statements is as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Combined gross profit	$25,721	$18,950	$78,582	$61,829
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	10,284	11,644	30,272	29,427
Operating expenses	5,336	4,707	16,153	14,617
Amortization expenses	358	406	1,170	1,217
Operating income	9,743	2,193	30,987	16,568
Interest expense	3,414	3,191	7,520	7,169
Other expense	—	1,050	—	1,050
Income tax expense	95	—	1,065	—
Net income (loss)	$6,234	$(2,048)	$22,402	$8,349

There were no foreign sales for the three and nine months ended September 30, 2006 and 2005.  The Partnership has no foreign assets.

Note 11.     Capital Expenditures

The Partnership’s terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  The Partnership’s capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  Capital improvement expenditures include expenditures to acquire assets to grow the Partnership’s business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.  The Partnership incurred approximately $0.7 million and $0.4 million in maintenance capital expenditures for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 12.     Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123 (revised)”).  This revision prescribes the accounting for a wide range of equity-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans, and generally requires the fair value of equity-based awards to be expensed on the income statement.  SFAS 123 (revised) allows for either modified prospective recognition of compensation expense or modified retrospective recognition.  The Partnership adopted SFAS 123 (revised) on January 1, 2006, and the adoption of this standard did not have a material effect on its consolidated financial statements as there are currently no awards outstanding.

In September 2005, the EITF issued Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”).  The EITF concluded that inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if entered into in contemplation of each other.  The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other.  Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value.  The Partnership adopted EITF 04-13 on April 1, 2006, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006.  The Partnership does not believe adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership will adopt this statement on January 1, 2008 and is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  This statement requires the recognition of the overfunded or underfunded status of a defined benefit plan in the statement of financial position with the offset recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and requires additional disclosures.  The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after December 15, 2006 while the new measurement date is effective for fiscal years ending after December 15, 2008.  The Partnership is in the process of evaluating the impact of SFAS No. 158 on its consolidated financial statements.

Note 13.     Subsequent Events

As previously disclosed in a Form 8-K filed on October 24, 2006, the General Partner’s board of directors declared a quarterly cash distribution of $0.4450 per unit for the period from July 1, 2006 through September 30, 2006 ($1.78 per unit on an annualized basis).  On November 14, 2006, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 3, 2006.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of distillates (such as home heating oil, diesel and kerosene), gasoline and residual oil to wholesalers, retailers and commercial customers in the Northeast.  We are also one of the largest wholesale marketers of home heating oil in New England.

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

Products and Operational Structure

Our products include distillates, gasoline, residual oil and bunker fuel.  The distillates we sell are used primarily for space heating of residential and commercial buildings and as fuel for trucks and off-road construction equipment.  We sell unbranded gasoline, diesel and heating oil under agreements with major suppliers of refined petroleum products.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  We sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our primary short-term concerns and uncertainties are as follows:

•              As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  We became a public company on September 28, 2005.  Prior to that, we had no history operating as a public company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, has required changes in corporate governance practices of public companies.  We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our results of operations and financial condition, as well as those of our competitors, depend in part upon certain economic or industry-wide factors, including the following:

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

Selling, General and Administrative Expenses

Our SG&A expenses include marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses.  Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, and benefits, pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.  We incur additional expenses related to being a public company, most of which are the result of increased accounting and legal expenses.

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

Three Months Ended September 30, 2006 and 2005; Nine Months Ended September 30, 2006 and 2005

During the third quarter and the nine months ended September 30, 2006, we experienced increases in gross profits and net product margins across both our Wholesale and Commercial segments.  Commodity prices rose throughout most of the nine months ended September 30, 2006.  Temperatures were 22% warmer and 7% warmer than normal for the three and nine months ended September 30, 2006, respectively, as measured by aggregate heating degree days.

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars in thousands, except per unit data):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined

Adjusted net income per diluted limited partner unit (1)	$0.54	$—	$1.95	$—

EBITDA (2)	$10,870	$2,192	$34,274	$18,794

Distributable cash flow (3)	$6,669	$—	$24,482	$—

Wholesale Segment:
Volume (gallons)	469,737	425,080	1,620,308	1,638,608
Sales	$927,749	$776,664	$3,075,529	$2,488,010
Net product margin (4)
Distillates	11,873	8,016	37,462	25,096
Gasoline	8,003	4,797	18,405	11,941
Residual oil	3,536	4,285	13,456	16,723
Total	$23,412	$17,098	$69,323	$53,760
Commercial Segment:
Volume (gallons)	48,282	62,088	214,589	263,265
Sales	$68,085	$78,189	$302,681	$282,119
Net product margin (4)	2,821	2,268	10,601	9,310
Combined sales and net product margin:
Sales	$995,834	$854,853	$3,378,210	$2,770,129
Net product margin (4)	26,233	19,366	79,924	63,070
Depreciation allocated to cost of sales	512	416	1,342	1,241
Combined gross profit	$25,721	$18,950	$78,582	$61,829

Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	75	42	3,472	3,985
Variance from normal heating degree days	(21.9)%	(56.3)%	(7.4)%	6.3%
Variance from prior period actual heating degree days	78.6%	(34.4)%	(12.9)%	3.1%

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

(3)    Distributable cash flow is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  On October 4, 2005, we completed our IPO.  Accordingly, distributable cash flow is presented for the three and nine months ended September 30, 2006.  The table below presents a reconciliation of distributable cash flow to the most directly comparable GAAP financial measure.

(4)    Net product margin is a supplemental non-GAAP financial measure used by management and external users of our financial statements to assess product costs associated with our business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$0.53	$1.68
Dilutive impact of theoretical distribution of earnings	0.01	0.27
Adjusted net income per diluted limited partner unit	$0.54	$1.95

The following table presents a reconciliation of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each of the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	Consolidated	Combined	Consolidated	Combined
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$6,234	$(2,048)	$22,402	$8,349
Add:
Depreciation and amortization	1,127	1,049	3,287	3,276
Interest expense	3,414	3,191	7,520	7,169
Income tax expense	95	—	1,065	—
EBITDA	$10,870	$2,192	$34,274	$18,794

Reconciliation of cash flow used in operating activities to EBITDA:
Cash flow used in operating activities	$(64,121)	$(43,337)	$(51,882)	$(2,376)
Increase in operating assets and liabilities	71,482	42,338	77,571	14,001
Interest expense	3,414	3,191	7,520	7,169
Income tax expense	95	—	1,065	—
EBITDA	$10,870	$2,192	$34,274	$18,794

The following presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Reconciliation of net income to distributable cash flow:
Net income	$6,234	$22,402
Depreciation and amortization	1,127	3,287
Maintenance capital expenditures	(692)	(1,207)
Distributable cash flow	$6,669	$24,482
Reconciliation of cash flow used in operating activities to distributable cash flow:
Cash flow used in operating activities	$(64,121)	$(51,882)
Increase in operating assets and liabilities	71,482	77,571
Maintenance capital expenditures	(692)	(1,207)
Distributable cash flow	$6,669	$24,482

Consolidated Results

Our total sales for the third quarter of 2006 increased $141.0 million, or 16%, to $995.8 million compared to $854.9 million for the same period in 2005.  The increase was driven by higher refined petroleum product prices and an increase of approximately 30 million gallons, or 6%, to 518 million gallons in aggregate volume of product sold.  The increase in aggregate volume sold primarily includes increases of 27 million and 13 million gallons in distillates and gasoline, respectively, offset by a 7 million gallon decrease in residual oil.  The number of actual heating degree days increased 79% to 75 compared to 42 for the quarters ended September 30, 2006 and 2005, respectively.  Our gross profit for the three months ended September 30, 2006 was $25.7 million, an increase of $6.8 million, or 36%, compared to $19.0 million for the same period in 2005.

Our total sales for the nine months ended September 30, 2006 increased $608.1 million, or 22%, to $3,378.2 million compared to $2,770.1 million for the same period in 2005.  The increase was due to higher refined petroleum product prices despite a decrease of approximately 67 million gallons, or 4%, to 1,835 million gallons in aggregate volume of product sold for the nine months ended September 30, 2006 compared to the same period in 2005.  The decrease in aggregate volume sold was primarily attributable to decreases of 78 million and 25 million gallons in distillates and residual oil, respectively, offset by a 36 million gallon increase in gasoline.  The number of actual heating degree days declined 13% to 3,472 compared to 3,985 for the nine months ended September 30, 2006 and 2005, respectively.  Our gross profit for the nine months ended September 30, 2006 was $78.6 million, an increase of $16.8 million, or 27%, compared to $61.8 million for the same period in 2005.  The increases in our gross profits for the three and nine months ended September 30, 2006 were primarily due to higher net product margins in our Wholesale and Commercial segments.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended September 30, 2006 increased $85.1 million, or 25%, to $421.3 million from $336.2 million for three months ended September 30, 2005 due to higher distillate prices and an increase of 15% in distillate volume sold.  During the first nine months of 2006, wholesale distillate sales were $1,706.1 million compared to $1,458.1 million for the same period in 2005.  The increase of $248.0 million, or 17%, was due to higher distillate prices despite a decrease of 7% in distillate volume sold for the nine months ended September 30, 2006 compared to the same period in 2005.  We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions to local competitors.

Our net product margin contribution from distillate sales increased $3.9 million, or 48%, to $11.9 million and $12.4 million, or 49%, to $37.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  These increases were, in part, the result of our ability to pass through to customers our increased costs related to sales.

Gasoline.  Wholesale gasoline sales for the three months ended September 30, 2006 were $482.0 million compared to $419.3 million for the three months ended September 30, 2005.  During the first nine months of 2006, wholesale gasoline sales were $1,286.3 million compared to $979.7 million for the same period in 2005.  The increases of $62.7 million, or 15%, and $306.6 million, or 31%, for the three and nine months ended September 30, 2006, respectively, were due to higher gasoline prices and an increase of 6% in volume sold for each of the respective periods.

Our net product margin from gasoline sales increased $3.2 million, or 67%, to $8.0 million and $6.5 million, or 54%, to $18.4 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.  We attribute these increases in net product margin to increases in our volume of sales as well as sales to higher margin customers.

Residual Oil.  Wholesale residual oil sales for the three months ended September 30, 2006 were $24.5 million compared to $21.2 million for the three months ended September 30, 2005.  During the first nine months of 2006, residual oil sales were $83.1 million compared to $50.2 million for the same period in 2005.  The increases of $3.3 million, or 16%, and $32.9 million, or 65%, for the three and nine months ended September 30, 2006, respectively, were the result of higher residual oil prices and increases of 22% and 38% in residual oil volume sold for the respective periods.

Our net product margin contribution from residual oil sales decreased $0.7 million, or 17%, to $3.5 million for the three months ended September 30, 2006 and $3.3 million, or 20%, to $13.5 million for the nine months ended September 30, 2006, primarily due to a per unit margin reduction.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 71% and 84% of total volume sold for the three months ended September 30, 2006 and 2005, respectively, and approximately 80% and 84% of total volume sold for the nine months ended September 30, 2006 and 2005, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended September 30, 2006 decreased 42% compared to the same period in 2005 due to a 45% decrease in volume sold.  For the nine months ended September 30, 2006, residual oil sales decreased $8.8 million, or 6%, compared to the same period in 2005 due to a 29% decrease in volume sold.  We attribute the decreases in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory and competitive pricing from natural gas.

Selling, General and Administrative

SG&A expenses decreased $1.4 million, or 12%, to $10.3 million for the three months ended September 30, 2006 compared to $11.6 million for the same period in 2005.  During the third quarter of 2005, we paid $3.1 million in bonuses to certain officers and employees in connection with the IPO.  During the third quarter of 2006, we had increases in accrued bonuses of $0.5 million, legal fees of $0.1 million and expenses associated with becoming a public company, including increased expenses in audit and tax review fees of approximately $0.6 million, director and officer insurance and fees of $0.2 million and Sarbanes-Oxley 404 compliance of $0.1 million.

During the nine months ended September 30, 2006, SG&A expenses increased $0.8 million, or 3%, to $30.3 million compared to $29.4 million for the same period in 2005.  During the third quarter 2005, we paid $3.1 million in bonuses to certain officers and employees in connection with the IPO.  During the first nine months of 2006, we had increases in accrued bonuses of $0.9 million, legal fees of $0.1 million, insurance related fees of $0.2 million and expenses associated with becoming a public company, including increased expenses in audit and tax review fees of approximately $1.3 million, director and officer insurance and fees of $0.5 million, Schedule K-1 preparation and distribution expenses of $0.3 million and Sarbanes-Oxley 404 compliance, planning and documentation of $0.6 million.

Operating Expenses

Operating expenses increased $0.6 million, or 13%, to $5.3 million for the three months ended September 30, 2006 compared to $4.7 million for the same period in 2005.  The increase was primarily due to a $0.3 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island, and $0.4 million in operating costs associated with the 2006 acquisitions of the Bridgeport, Connecticut, and Macungie, Pennsylvania, facilities.

Operating expenses for the nine months ended September 30, 2006 increased $1.5 million, or 11%, to $16.2 million compared to $14.6 million for the same period in 2005.  The increase was primarily due to pipeline repair expenses of $0.3 million and other repair and maintenance expenses of $0.1 million at the terminal in Chelsea, Massachusetts, a $0.6 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island, $0.1 million in costs in connection with the expiration of the New Bedford, Massachusetts, terminal lease and $0.4 million in operating costs associated with the 2006 acquisitions of the Bridgeport, Connecticut, and Macungie, Pennsylvania, facilities.

Amortization expense

Amortization expense was $0.4 million for each of the three months ended September 30, 2006 and 2005 and $1.2 million for each of the nine months ended September 30, 2006 and 2005.

Interest expense

Interest expense for the three months ended September 30, 2006 increased $0.2 million, or 7%, to $3.4 million compared to $3.2 million for the same period in 2005.  Interest expense for the nine months ended September 30, 2006 increased $0.3 million, or 5%, to $7.5 million compared to $7.2 million for the same period in 2005.  We attribute these increases to a rise in the market prices throughout most of 2006 for purchases of products and the resulting increased costs of carrying inventory and accounts receivable.

Other expense

Other expense for the three and nine months ended September 30, 2005 represented a split dollar life insurance policy that was surrendered when the cash value of the policy was less than the amount of premiums paid, resulting in a loss of $1.1 million.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements.  Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity.  Working capital was $306.8 million at September 30, 2006 compared to $228.7 million at December 31, 2005.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $0.7 million and $0.4 million in maintenance capital expenditures for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We had approximately $4.8 million and $9.8 million in capital improvement expenditures for the three and nine months ended September 30, 2006, respectively, to increase operating capacity and capabilities.  In May of 2006, we acquired the Bridgeport, Connecticut facility for approximately $2.4 million, and in September of 2006, we acquired the Macungie, Pennsylvania facility for approximately $4.1 million.  We did not incur capital improvement expenditures for the three and nine months ended September 30, 2005.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30,
	2006	2005
	Consolidated	Combined

Net cash used in operating activities	$(51,882)	$(2,376)
Net cash used in investing activities	$(11,050)	$(893)
Net cash provided by financing activities	$63,214	$8,699

Net cash used in operating activities increased $49.5 million to $51.9 million for the nine months ended September 30, 2006 from $2.4 million for the nine months ended September 30, 2005.  Net income increased $14.1 million to $22.4 million for the nine months ended September 30, 2006 from $8.3 million for the nine months ended September 30, 2005.  Cash flow from operating activities generally increases during the second and third quarters of the calendar year as accounts receivable, accounts payable and inventories contract as we continue operating during those quarters when sales from heat-based products are typically lower.  Because of fluctuations in the price of petroleum products for the nine months ended September 30, 2006, we elected to use our storage capacity to maintain inventories of petroleum products that were similar to the inventories maintained as of September 30, 2005.  In addition, because of fluctuations in the price of petroleum products, we used cash to fund the change in the fair value of our forward fixed purchase and sale contracts.

Net cash used in investing activities increased $10.2 million to $11.1 million for the nine months ended September 30, 2006 from $0.9 million for the same period in 2005.  The increase is primarily attributable to $6.5 million in cash used to acquire our Bridgeport, Connecticut, and Macungie, Pennsylvania, terminals and $3.3 million and $1.2 million in cash used for capital improvement expenditures and maintenance capital expenditures, respectively, for the nine months ended September 30, 2006.

Net cash provided by financing activities increased $54.5 million to $63.2 million for the nine months ended September 30, 2006 from $8.7 million for the same period in 2005.  For the nine months ended September 30, 2006, we paid cash distributions of $14.7 million to our common and subordinated unitholders and had proceeds of $78.1 million from of our revolving credit facility to finance business operations.  In comparison, for the nine months ended September 30, 2005, we paid cash distributions of $11.9 million to members of the Predecessor and had proceeds of $20.8 million from our credit facility.

Credit Agreement

In November 2005, we, our general partner, our operating company and our operating subsidiaries amended our four-year senior secured credit agreement to increase total available commitments thereunder from $400.0 million to $500.0 million.  In August 2006, the Credit Agreement was amended to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million.  As of September 30, 2006, we had borrowings outstanding under our working capital revolving credit facility of $259.7 million and outstanding letters of credit of $67.5 million, for a total indebtedness of $327.2 million.  The total remaining availability for borrowings and letters of credit at September 30, 2006 was $172.8 million, which includes the $35.0 million acquisition facility and the $15.0 million revolving credit facility and excludes the two $50.0 million seasonal overline facilities the Partnership did not exercise as of September 30, 2006.

The credit facilities are available to fund working capital, make acquisitions and provide payment for general partnership purposes. There are three facilities under our credit agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $550.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

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

Indebtedness under the credit agreement is guaranteed by our general partner.  Pursuant to the agreement, interest on borrowings under our working capital revolving credit, acquisition credit, and revolving credit facilities is payable at our option at:  (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate (the average rates for the three and nine months ended September 30, 2006 were approximately 6.3% and 5.9%, respectively).  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities (including any seasonal overline facility exercised by us) under the credit agreement at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.  The credit agreement will mature in October of 2009.  At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan.  Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.  We had no interest rate hedging instruments outstanding as of September 30, 2006.  Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  As of September 30, 2006, we had borrowings outstanding under our working capital revolving credit facility of $259.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.6 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At September 30, 2006, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

(Loss) gain:

	Fair Value at September 30, 2006	Effect of 10% Price Decrease

NYMEX contracts	$(19,852)	$(34,898)
Swaps, options and other, net	(393)	117
	$(20,245)	$(34,781)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2006.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $8.9 million at September 30, 2006.

We are exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but do not anticipate nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  We utilize primarily one broker, a major financial institution, for all derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended September 30, 2006.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 14, 2006		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2006		By:	/s/ Thomas J. Hollister
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