Form 10-K
period 2006-12-31
GLOBAL PARTNERS LP
filed 2007-03-16
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.:

Large accelerated filer   ☐         Accelerated filer   ☒         Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2006 was approximately $97,835,184, based on a price per common unit of $20.43, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 1, 2007, 5,642,424 common units and 5,642,424 subordinated units were outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws.  These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology, including “may,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.  Such statements may discuss future expectations for, or contain projections of, results of operations, financial condition or our ability to make distributions to unitholders or state other “forward-looking” information.  Forward-looking statements are not guarantees of performance.  Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document.  These risks and uncertainties include, among other things:

•       We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•       Warmer weather conditions could adversely affect our results of operations and cash available for distribution to our unitholders.

•       Our risk management policies cannot eliminate all commodity risk.  In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

All forward-looking statements included in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made, other than as required by law, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

We make available free of charge through our website, www.globalp.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”).  These documents are also available at the SEC’s website at www.sec.gov.  Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines and the charters of our Audit Committee and Compensation Committee.

PART I

References in this Annual Report on Form 10-K to “Global Partners LP,” “we,” “our,” “us” or like terms when used in a historical context refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, “Global Companies LLC and Affiliates”).  When used in the present tense or prospectively, those terms refer to Global Partners LP and its subsidiaries.

Items 1. and 2.                  Business and Properties.

Overview

We are a publicly traded Delaware limited partnership formed in March 2005.  On October 4, 2005, we completed the initial public offering of our common units representing limited partner interests.  We have four operating subsidiaries which are wholly owned by Global Operating LLC, a wholly owned subsidiary of ours:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC.  Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel.

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  In 2006, we sold approximately $4.5 billion in refined petroleum products.  In 2006, we owned, leased or maintained dedicated storage facilities at 16 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 10 located throughout New England that are supplied primarily by marine transport, pipeline or truck and that collectively have approximately 6.9 million barrels of storage capacity.  We also have throughput or exchange agreements at six bulk terminals and 34 inland storage facilities.

We purchase our refined petroleum products primarily from domestic and foreign refiners, traders and producers and sell these products in two segments, Wholesale and Commercial.  In 2006, our Wholesale sales accounted for approximately 91% of our total sales and our Commercial sales accounted for approximately 9%.

As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.  However, our results of operations are less weather sensitive than they have been in the past.  In 2006, our volume in transportation fuels, which represents a growing portion of our sales and are not impacted by weather conditions, exceeded our heating oil volumes.  The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales.  In addition, substantial portions of our heating oil are sold on a forward fixed basis.

Business Strategies

Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following strategies:

•       Expand Within and Beyond Our Core New England Market.   We continue to pursue strategic and accretive acquisitions of assets and marketing businesses both within our existing area of operations and in new geographic areas.  Consistent with this strategy, in 2006, we acquired terminals in Bridgeport, Connecticut and Macungie, Pennsylvania that complement our existing terminal asset base and marketing business and continued to expand into Long Island and Albany, New York.  We target businesses with (1) terminal assets, (2) a marketing division that has, among other attributes, consistent cash flow and stable customer lists or (3) a combination of these attributes.  We assign value to the marketing opportunities associated with terminal assets.  Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets.  In addition, we continue to seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals.  We currently have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as one distillate supplier in the Northeast.

•       Serve as a Preferred Supplier to Our Customers.   We believe that our customers value dependability and quality of supply.  We strive to maintain a level of inventory to ensure that the supply needs of our customers are always satisfied.  During periods of product shortages, we have historically succeeded in sustaining a supply of product sufficient to meet the needs of our customers while many of our competitors have not.  We own, control or have access to bulk terminals and inland storage facilities that are strategically located for ease of access by our customers.  Such access reduces our customers’ transportation costs and maximizes the number of deliveries they can make.  Additionally, we satisfy specific customer needs by customizing our products, such as diesel and home heating oil, by blending and injecting additives.

•       Focus on Credit Fundamentals of Our Customers.   We manage our trade credit exposure through conservative management practices, such as:

•       pre-approving customers up to certain credit limits;

•       seeking secondary sources of repayment for trade credit, such as letters of credit or guarantees;

•       not offering to extend credit as a marketing tool to attract customers; and

•       placing many of our customers on automatic debit systems for payment.

As a result of these practices, in each of the past six years the amount of account receivables that we wrote off was less than one percent of sales.  Our ability to manage our trade credit exposure helps us to expand our marketing business and allowed us to enter into marketing arrangements with third parties where we assume the sales credit risk and the third party retains the commodity risk.

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

Product Sales

General

We sell our refined petroleum products in two segments, Wholesale and Commercial.  The majority of products we sell can be grouped into three categories, distillates, gasoline and residual oil.  In 2006, distillates, gasoline and residual oil accounted for approximately 50%, 36% and 14%, respectively, of our total volume sold.

Distillates.   Distillates are further divided into home heating oil, diesel and kerosene.  In 2006, sales of home heating oil, diesel and kerosene accounted for approximately 76%, 22% and 2%, respectively, of our total volume of distillates sold.

We sell generic home heating oil and Heating Oil Plus®, our proprietary premium branded heating oil.  Heating Oil Plus® is electronically blended at the delivery facility and is designed to reduce fuel-related service calls by reducing the problems associated with today’s fuel quality, such as plugged nozzles and clogged filters and pump screens.  In 2006, approximately 7% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus®.  In addition, we sell to some wholesale resellers the additive used to create Heating Oil Plus®, make special injection systems available to them and provide technical support to assist them with blending.  We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

We sell generic diesel and Diesel One®, our proprietary premium diesel product, to unbranded motor fuel stations, diesel-consuming truck fleets and other end users.  We also have the ability to blend diesel according to customers’ specifications.  Diesel One® is formulated to achieve consistent, high-quality fuel performance with the following benefits for all diesel engine applications:  better fuel quality, increased horsepower, lower maintenance costs, longer engine life and maximum cold weather operability.  We offer marketing and technical support for those customers who purchase Diesel One®.  In 2006, approximately 40% of the volume of diesel we sold to wholesale resellers was Diesel One®.

Gasoline.   We sell grades of unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market.  We have the ability to blend gasoline, and we sell conventional gasoline and ethanol blended gasoline in the markets that require such products.

Residual Oil.   We are one of two primary residual oil marketers in New England.  We specially blend residual oil for users in accordance with their individual power plant specifications.

Wholesale

In the Wholesale segment, we sell gasoline, home heating oil, diesel, kerosene and residual oil to unbranded retail gasoline stations and other resellers of transportations fuels, home heating oil retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput arrangements.  Please read “—Storage.”

In 2006, we sold home heating oil, including Heating Oil Plus®, to over 900 wholesale distributors and retailers.  We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark as a vehicle to manage the commodity risk.  Please read “—Commodity Risk Management.”  In 2006, approximately 45% of our home heating oil volume was sold using forward fixed price contracts.  A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period.  The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

In 2006, we sold unbranded gasoline and diesel, including Diesel One®, to approximately 750 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

We have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as a distillate supplier in the Northeast.  We are responsible for marketing and we bear the credit risk.

In 2006, we sold residual oil to approximately 25 wholesale distributors.  Our Wholesale residual oil sales were accomplished through forward fixed contracts or by using market-related prices, either posted prices or indexed prices to reflect current market conditions.

Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, “Management’s Discussion and Analysis and Results of Operations” and in Note 16 of Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

Commercial

Our Commercial segment includes sales of unbranded gasoline, home heating oil, diesel, kerosene and residual oil to customers in the public sector through competitive bidding and to large commercial and industrial customers.  Our Commercial segment also includes custom blended residual oil and distillates delivered by barges or from a terminal dock.  In 2006, this segment accounted for approximately 12% of our total volume for all refined petroleum products sold.

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

In this segment, we respond to publicly-issued requests for product proposals and quotes.  As of December 31, 2006, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire and Rhode Island.  We also had contracts with more than 43 municipalities, 4 autonomous authorities and 13 institutional customers in New England to meet their various fuel requirements.

A majority of the contracts in our bid business are for a term of one year.  The volumes of these contracts range from 7,500 to 11 million gallons annually. We offer both fixed and indexed (floating) price and volume contracts to customers.  The majority of bid activity is priced using an indexed price with the index typically chosen by the issuing authority in its solicitation for the bid proposal.  The indexed prices are usually referenced to one of five industry publications and/or the utilization of regulated exchanges.

In addition to these products, our Commercial segment includes sales of a small amount of natural gas which is delivered through a pipeline.  In 2006, sales of natural gas accounted for approximately 10% of the total sales generated in our Commercial segment.

Our commercial customers also include cruise ships, dry and wet bulk carriers, fishing fleets and other marine vessels.  We blend the fuel to the customers’ specifications at the terminal facility or on the barge and then deliver the resulting bunker fuel directly to the ship or barge.

Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, “Management’s Discussion and Analysis and Results of Operations” and in Note 16 of Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

Supply

Our products come from some of the major energy companies in the world.  Cargos are sourced from the United States, Canada, South America, the former Soviet Republics, Europe and occasionally from Asia.  During 2006, we purchased an average of approximately 162,000 barrels per day of refined petroleum products from approximately 85 suppliers.  In 2006, our top eight suppliers were ExxonMobil Corporation, Morgan Stanley Capital Group, Petróleos de Venezuela, S.A., Citgo Petroleum Corporation, ConocoPhillips Co., Giant Industries, Inc., Vitol S.A. and Repsol YPF Trading & Transport, S.A., and accounted for 73% of our product purchases by volume.  We enter into supply agreements with these suppliers on a term basis or a spot basis.  With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days.  Please read “—Commodity Risk Management.”

Commodity Risk Management

Since we take title to the refined petroleum products that we sell, we are exposed to commodity risk.  Commodity risk describes the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products.  We endeavor to minimize commodity risk in connection with our daily operations.  Generally, as we purchase and/or store refined petroleum products, we reduce commodity risk and establish a margin by selling the product for physical delivery to third parties, selling forward contracts on regulated exchanges or using derivatives.  Products are generally purchased and sold at fixed prices or at indexed prices.  While we use these transactions to seek to maintain a position that is substantially balanced between purchased volumes versus sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products on any day.  Our general policy is not to hold refined petroleum products, futures contracts or other derivative products and instruments for the sole purpose of speculating on price change.  While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

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

With respect to the pricing of commodities, we enter into future contracts to minimize or hedge the impact of market fluctuations on our purchase and forward fixed sales of refined petroleum products.  Any hedge ineffectiveness is reflected in our results of operations.  We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks.  Generally, our practice is to close all NYMEX positions rather than make or receive physical deliveries.  With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations.  We can provide no assurance, however, that these steps will detect and prevent all violations of such trading policies and procedures, particularly if deception or other intentional misconduct is involved.

Storage

Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers.  We own six bulk terminals in the Northeast, lease the entirety of one bulk terminal in Massachusetts that we operate exclusively for our business and maintain dedicated storage facilities at another 9 bulk terminals.  Collectively, these bulk terminals provide us with approximately 6.9 million barrels of storage capacity, and our throughput volume at these facilities was approximately 1.3 billion gallons in 2006.  Additionally, we have throughput or exchange agreements with another six bulk terminals and 34 inland storage facilities.

Throughput arrangements allow us to store product at terminals owned by others.  Our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product.  Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered at the terminal.

Exchange agreements also allow our customers to take delivery of product at a terminal that is not owned or leased by us.  An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities.  For example, we (or our customers) receive product that is owned by our exchange partner from such party’s facility or terminal, and we deliver the same volume of our product to such party (or to such party’s customers) out of one of the terminals in our terminal network.  Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product.  Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

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

The locations of the inland storage facilities that we use, seven of which are exclusive to us, provide convenience to our customers and allow them to reduce their transportation costs by reducing their travel time (to and from a marine facility), thus enhancing their ability to make more deliveries per day.  We have longstanding relationships with many of the owners of the inland storage facilities that we use.  We also consider the use of additional and alternative inland storage facilities as new opportunities become available and frequently explore potential arrangements with the owners of other facilities.

Bulk Terminals That We Own or Operate or at Which We Maintain Dedicated Storage

The following table lists the bulk terminals that we owned or operated or at which we maintained dedicated storage facilities of more than 50,000 barrels as of December 31, 2006:

Bulk Terminal	Total Storage Capacity (barrels)	Products	Supply Source	Mode of Delivery
Owned by Us
Global Chelsea Terminal (Chelsea, MA)	684,600	Distillate; Residual Oil	Marine; Truck	Marine; Truck

Global South Portland Terminal (South Portland, ME)	657,700	Distillate; Residual Oil	Marine; Truck; Rail	Marine; Truck

Global Wethersfield Terminal (Wethersfield, CT)	183,700	Distillate	Pipeline; Truck	Truck

Global Sandwich Terminal (Sandwich, MA)	95,400	Distillate	Marine; Truck	Truck

Global Macungie Terminal (Macungie, PA)	170,300	Distillate; Gasoline	Pipeline; Truck	Truck

Global Bridgeport Terminal (Bridgeport, CT)	109,800	Distillate	Marine; Pipeline; Truck	Pipeline; Truck
Subtotal	1,901,500

Leased and Operated by Us
Joffe Terminal (Springfield, MA)(1)	54,000	Distillate	Pipeline; Truck	Truck
Subtotal	54,000

Dedicated Storage Maintained by Us and Operated by Others
Revere Terminal (Revere, MA)(1)(2)	2,086,700	Distillate; Gasoline	Marine; Pipeline; Rail; Truck	Marine; Pipeline; Truck

Capital Terminal (East Providence, RI)(1)	1,011,200	Distillate	Marine; Pipeline; Truck	Marine; Pipeline; Truck

Gateway Terminal (New Haven, CT)(1)	511,400	Distillate; Residual Oil	Marine; Pipeline; Truck;	Marine; Pipeline; Truck;

ExxonMobil (Everett, MA)	297,000	Distillate	Marine	Marine; Truck

Cibro Petroleum Products (Albany, NY)	694,400	Distillate; Residual Oil	Marine; Rail; Truck	Marine; Rail; Truck

Intercontinental Terminal Company (Deer Park, TX)	110,000	Refinery Feedstock and Petrochemical and Feedstock	Marine; Pipeline; Truck	Marine; Pipeline; Rail; Rail; Truck

Hess Bayonne (Bayonne, NJ)	72,000	Residual Oil	Marine	Marine

Hess Baltimore (Baltimore, MD)	112,000	Residual Oil	Marine	Marine

Plains Marketing, L.P. (Ingleside, TX)	50,000	Petrochemical Feedstock	Truck	Marine

Subtotal	4,944,700
Total	6,900,200

(1)             We are the sole marketer at this facility.

(2)             We entered into a terminalling agreement with a third party that reserved approximately 230,000 barrels of throughput and/or storage capabilities at this facility.

Bulk Terminals with Throughput or Exchange Agreements

We also have throughput or exchange agreements for the storage of our products on a commingled basis at six bulk terminals.

Competition

We encounter varying degrees of competition based on product and geographic locations.  Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience.  In our core market of New England, Sprague Energy Corp. competes with us in virtually all product lines and for all customers.  In the residual oil markets, however, we face less competition because of the strategic locations of our storage facilities.  Residual oil is heated when stored and cannot be delivered long distances.  Bunkering requires facilities at ports to service vessels.  Within Boston Harbor, we have at Chelsea the largest storage capacity in Massachusetts committed to marine fuels and, furthermore, the Chelsea facility has multi-grade residual fuels.  In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies.

Environmental

General

Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws.  As part of our business, we own and operate various petroleum storage and distribution facilities and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and our business generally.

Our operations also utilize a number of petroleum storage facilities and distribution facilities that we do not own or operate, but at which refined petroleum products are stored.  We utilize these facilities through several different contractual arrangements, including leases, throughput and terminalling services agreements.  If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

Environmental laws and regulations can restrict or impact our business activities in many ways, such as:

•       requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators;

•       requiring capital expenditures to comply with environmental control requirements; and

•       enjoining the operations of facilities deemed in noncompliance with environmental laws and regulations.

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

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance.

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

Hazardous Materials and Waste Handling

In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous substances into the water or soils and include measures to control pollution of the environment.  For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment.  These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances.  Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  The Superfund law also authorizes the U.S. Environmental Protection Agency (“EPA”), and in some instances third parties, to act in response to threats to the public health or the environment and seek to recover from the responsible persons the costs they incur.  It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.  In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

We currently own, lease or utilize storage or distribution facilities where hydrocarbons are being or have been handled for many years.  Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control.  These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws.  Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators or make capital improvements to prevent future contamination.

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

We incur ongoing costs for monitoring groundwater and/or remediation of contamination at several facilities that we operate.  Assuming that we will be able to continue to use common remedial and monitoring methods or associated engineering or institutional controls to demonstrate compliance with applicable regulatory requirements, as we have in the past and regulations currently allow, we believe that these costs will not have a material impact on our financial condition or results of operations.

Above Ground Storage Tanks

Above-ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws.  Generally, these laws impose liability for releases and require secondary containment systems for tanks or that the operators take alternative precautions to ensure that no contamination results from tank leaks or spills.  We believe we are in material compliance with environmental laws and regulations applicable to above ground storage tanks.

The Oil Pollution Act of 1990 (“OPA”) addresses three principal areas of oil pollution—prevention, containment and cleanup.  In order to handle, store or transport oil, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA.  States in which we operate have enacted laws similar to OPA.  Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines.  We believe we are in material compliance with regulations pursuant to OPA and similar state laws.

Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure (“SPCC”) plans that are designed to prevent, and minimize the impacts of, releases from above ground storage tanks.  We believe we are in substantial compliance with these requirements.

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants into navigable waters.  This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities for noncompliance.  EPA regulations also require us to obtain permits to discharge certain storm water runoff.  Storm water discharge permits also may be required by certain states in which we operate.  We believe that we hold the required permits and operate in material compliance with those permits.  While we have experienced permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position or results of operations.

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

Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined petroleum products that we sell, largely in an effort to reduce air pollution.  Failure to comply with these regulations can result in substantial penalties.  Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume.  For instance, different product specifications for different markets could require the construction of additional storage.  Also, states in which we operate have considered limiting the sulfur content of home heating oil.  If such regulations are enacted, this could restrict the supply of available heating oil, which could increase our costs to purchase such oil or limit our ability to sell heating oil.

Environmental Insurance

We maintain insurance which may cover, in whole or in part, certain costs relating to the clean up of releases of refined petroleum products.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

Security Regulation

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations.  These developments have subjected our operations to increased risks.  Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business.  Where required by federal or local laws, we have prepared security plans for the storage and distribution facilities we operate.  Terrorist attacks aimed at our facilities could adversely affect our business, and any global and domestic economic repercussions from terrorist activities could adversely affect our business.  For instance, terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell.

Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 (“TRIA”).  We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums.  Pursuant to the Terrorism Risk Insurance Extension Act of 2005, TRIA has been extended through December 31, 2007.  Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition or results of operations.

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, OSHA’s hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.  We believe that we are in substantial compliance with the applicable OSHA requirements.

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

Title to Properties, Permits and Licenses

We believe we have all leases, permits and licenses necessary for us to operate our business in all material respects.  With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on the operation of our business.

We believe we have satisfactory title to all of our assets.  Title to property may be subject to encumbrances.  We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our business.

We believe we have all of the assets needed, including all permits and licenses, to conduct our operations in all material respects.

The name GLOBAL, our logos and the name Global Petroleum Corp. are trademarks of Global Companies LLC.  In addition, we have trademarks for our premium fuels and additives, Diesel One, Heating Oil Plus and SubZero.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts.  The lease expires on December 31, 2008.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employ approximately 180 full-time employees.  Eleven of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in March 2008.  We believe we have good relations with the employees.

We have two shared services agreements, one with Global Petroleum Corp. and another with Alliance Energy Corp.  The services provided among these entities by any employees shared pursuant to these agreements does not limit the ability of such employees to provide all services necessary to properly run our business.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements.”

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

•       the level of our operating costs, including payments to our general partner; and

•       prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors such as:

•       the level of capital expenditures we make;

•       the restrictions contained in our credit agreement;

•       our debt service requirements;

•       the cost of acquisitions;

•       fluctuations in our working capital needs;

•       our ability to borrow under our credit agreement to make distributions to our unitholders; and

•       the amount of cash reserves established by our general partner, if any.

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

Our financial results are seasonal and generally lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make distributions to our unitholders during these quarters.

Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October.  We obtain a significant portion of our sales of home heating oil and residual oil for space heating purposes during these winter months.  Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters.  With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders.  Any restrictions on our ability to borrow money could restrict our ability to make quarterly distributions to our unitholders.

Warmer weather conditions could adversely affect our results of operations and cash available for distribution to our unitholders.

Weather conditions have an impact on the demand for both home heating oil and residual oil.  Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales and, consequently, our results of operations and cash available for distributions to our unitholders.

Our risk management policies cannot eliminate all commodity risk.  In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

We use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX.  Physical deliveries under NYMEX contracts are made in New York Harbor.  To the extent we need such deliveries in other ports, such as Boston Harbor, we may have basis risk.  Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged versus a purchase, sale or exchange of a like commodity of varying location or grade.  Transportation costs and timing differential are components of basis risk.

We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations.  We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

Our residual oil business competes for customers with suppliers of natural gas.  Those end users who are dual-fuel users have the ability to switch from residual oil to natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel using customers may switch to natural gas.  Such switching could have an adverse effect on our results of operations and cash available for distribution to our unitholders.  We could face additional competition from alternative energy sources, such as natural gas, as a result of government-mandated controls or regulation promoting the use of cleaner fuels.  Residual oil consumption has steadily declined over the last three decades.

Energy efficiency, new technology and alternative fuels, natural gas in particular, could reduce demand for our products and adversely affect our operating results and financial condition.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products for which they contract with us.  In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements.  We purchase refined petroleum products from a variety of suppliers under term contracts and on the spot market.  In times of extreme market demand, we may be unable to satisfy our supply requirements.  Furthermore, a significant portion of our supply comes from other countries, which could be disrupted by political events.  In the event such supply becomes scarce, whether as a result of political events, natural disaster or otherwise, we may not be able to satisfy our supply requirements.  If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our results of operations and cash available for distribution to our unitholders.

If we do not make acquisitions on economically-acceptable terms, our future growth may be limited.

Our ability to grow substantially depends on our ability to make acquisitions that result in an increase in operating surplus per unit.  We may be unable to make such accretive acquisitions for any of the following reasons:

•       we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•       we are unable to raise financing for such acquisitions on economically-acceptable terms; or

•       we are outbid by competitors.

In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive but that ultimately may not be accretive.

If any of these events were to occur, our future growth would be limited.  In particular, competition for midstream assets and businesses has intensified and, as a result, such assets and businesses have become more costly.

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

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers.  We lease the entirety of one bulk terminal that we operate exclusively for our business and maintain dedicated storage facilities at another 9 bulk terminals.  The agreements governing these arrangements are subject to expiration at various dates through 2013.  These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable.  If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates.  Loss of that capacity could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

We currently have an exclusive throughput arrangement for the Revere terminal with one of our affiliates, Global Petroleum Corp.  This facility accounts for approximately 30% of our storage capacity.  We store distillates and gasoline at this facility.  The throughput agreement for this facility expires in 2013.  After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces.  If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our results of operations and cash available for distribution to our unitholders.  Our general partner has no fiduciary duty to consider our interests in determining whether to renew the throughput arrangement.

Our sales are generated under contracts that must be renegotiated or replaced periodically.  If we are unable to successfully renegotiate or replace these contracts, our results of operations and cash available for distribution to our unitholders could be adversely affected.

Our sales are generated under contracts that must be periodically renegotiated or replaced.  Most of our arrangements with our customers are for a single season or on a spot basis.  As these contracts expire, they must be renegotiated or replaced.  We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace.  Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control.  Such factors include fluctuations in refined petroleum product prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us.  If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our ability to make distributions to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

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

We are not fully insured against all risks incident to our business.  Prior to the formation of our partnership, certain of the insurance policies covering entities that were contributed to us and our operations also provided coverage to entities that were not contributed to us as a part of our initial public offering.  The coverage available under those insurance policies has been allocated among our partnership and those entities that were not contributed to us.  This allocation may result in limiting the amount of recovery available to us for purposes of covered losses.

Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates.  As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further.  In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial position and ability to make distributions to unitholders.

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

Our operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

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

In addition, our operations could be adversely affected if shippers of refined petroleum products incur additional costs or liabilities associated with environmental regulations.  These shippers could increase their charges to us or discontinue service altogether.

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us.  We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits.  New environmental regulations might adversely affect our products and activities, including the storage of refined product, as well as waste management and our control of air emissions.  Federal and state agencies also could impose additional safety regulations to which we would be subject.  Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.  Please read “Items 1. and 2. Business and Properties—Environmental” for more information.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products we purchase, store, transport and sell.

Various federal, state and local agencies have the authority to prescribe specific product quality specifications to the sale of commodities.  Our business includes such commodities.  Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs and/or require the expenditure of capital.  For instance, different product specifications for different markets could require additional storage.  If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations.  Failure to comply with these regulations could result in substantial penalties.  Please read “Item 3. Legal Proceedings—Environmental” for more information.

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government’s response could reduce our ability to make distributions to our unitholders.

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations.  These developments have subjected our operations to increased risks.  We incurred costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products.  Additional security measures could also restrict our ability to distribute refined petroleum products.  Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our business and reduce our ability to make distributions to our unitholders.

Terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell, which could decrease our customers’ demand for these products.  Insurance carriers are required to offer coverage for terrorist activities as a result of federal legislation.  We purchased this coverage with respect to our property and casualty insurance programs.  This additional coverage resulted in additional insurance premiums which could increase further in the future.

We depend on key personnel for the success of our business, and some of those persons face conflicts in the allocation of their time to our business.

We depend on the services of our senior management team and other key personnel.  The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders.  We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available.  Except with respect to Eric Slifka, Thomas Hollister and Edward Faneuil, neither we, our general partner nor any affiliate thereof entered into an employment agreement with, or, except for Eric Slifka, carry key man life insurance on, any member of our senior management team or other key personnel.

All of the executive officers of our general partner perform services for certain of our affiliates.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.”

We depend on unionized labor for the operation of our terminal in Chelsea, Massachusetts and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates.  Any work stoppages or labor disturbances at these facilities could disrupt our business.

Certain of our employees at the terminal in Chelsea, Massachusetts and truck drivers directly employed by us are employed under collective bargaining agreements that expire in 2008.  Certain of Global Petroleum Corp.’s employees at the Revere, Massachusetts facility are similarly employed under a collective bargaining agreement.  Please read Items 1 and 2, “Business and Properties—Employees.”  Any work stoppages or other labor disturbances at these facilities or by these drivers could have an adverse effect on our business and reduce our ability to make distributions to our unitholders.  In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

Affiliates of our general partner, including directors and executive officers of our general partner, own a 49.5% limited partner interest in us and the 2.0% general partner interest.  Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners.  Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner.  Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand.  As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.  Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.”  These conflicts include, among others, the following situations:

•       Our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•       Affiliates of our general partner may engage in competition with us under certain circumstances.  See    “—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.”

•       Neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us.  Directors and officers of our general partner’s owners have a fiduciary duty to make these decisions in the best interest of such owners which may be contrary to our interests.

•       Some officers of our general partner who provide services to us devote time to affiliates of our general partner.

•       Our general partner has limited its liability and reduced its fiduciary duties under the partnership agreement, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty.  As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•       Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash available for distribution to our unitholders.

•       Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or a capital improvement expenditure, which does not, and determination can affect the amount of cash distributed to our unitholders and the ability of the subordinated units to convert to common units.

•       In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, make incentive distributions or accelerate the expiration of the subordination periods.

•       Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.

•       Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or entering into additional contractual arrangements with any of these entities on our behalf.

•       Our general partner intends to limit its liability regarding our contractual and other obligations.

•       Our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units.

•       Our general partner controls the enforcement of obligations owed to us by it and its affiliates.

•       Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement.”

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

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or initially remove our general partner without its consent, which could lower the trading price of our common units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis.  The board of directors of our general partner is chosen entirely by its members and not by the unitholders.  Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner.  As a result of these limitations, the price at which the common units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner.  The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner.  The holders of the 230,303 general partner units do not participate in any vote to remove our general partner.  Without regard to their ownership of the general partner units, as of December 31, 2006, affiliates of our general partner, including directors and executive officers of our general partner, owned 50.5% of our common and subordinated units.  Also, if our general partner is removed without cause during the subordination period, as defined in the partnership agreement, and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished.  A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

•       because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution borne by our common unitholders will increase;

•       the relative voting strength of each previously outstanding unit may be diminished; and

•       the market price of the common units may decline.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price.  As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment.  Unitholders may also incur a tax liability upon a sale of their units.  Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right.  There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right.  If our general partner exercises its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.  Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We have a significant amount of debt.  As of December 31, 2006, our total debt was approximately $272.3 million.  We have the ability to incur additional debt, including the capacity to borrow up to $600.0 million under our credit facilities, subject to limitations in our credit agreement.  Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our indebtedness depends upon, among other things, our financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.  If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection.  We may not be able to effect any of these remedies on satisfactory terms, or at all.

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

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments.  In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

Restrictions in our credit agreement limit our ability to pay distributions upon the occurrence of certain events.

Our payment of principal and interest on our debt reduces cash available for distribution on our units.  Our credit agreement limits our ability to pay distributions upon the occurrence of the following events, among others:

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

•       a violation of the Employee Retirement Income Security Act, or ERISA, or a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries; and

•       failure to comply with an annual “clean-down” provision in our $15.0 million revolving credit facility.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions.  For more information regarding our credit agreement, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 9 of Notes to Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

Our partnership agreement allows us to make working capital borrowings under our credit agreement to pay distributions.  Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions.  We are required to reduce our borrowings to zero under that portion of our credit agreement that is available to pay the minimum quarterly distribution for a period of at least 30 consecutive days once each 12-month period.  For more information, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 9 of Notes to Financial Statements.

Cost reimbursements due our general partner and its affiliates will reduce cash available for distribution to our unitholders.

Prior to making any distribution on the common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf, which is determined by our general partner in its sole discretion.  These expenses include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us.  We are managed and operated by directors and executive officers of our general partner.  In addition, the majority of our operating personnel are employees of our general partner.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence.”  The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to our unitholders.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner.  Our partnership is organized under Delaware law, and we conduct business in a number of other states.  The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business.  A unitholder could be liable for our obligations as if he were a general partner if:

•       a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•       a unitholder’s right to act with other unitholders to remove or replace the general partner, approve some amendments to our partnership agreement or take other actions under our partnership agreement constitute “control” of our business.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders.  Furthermore, there is no restriction in the partnership agreement on the ability of the members of our general partner from transferring their respective membership interests in our general partner to a third party.  The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner with their own choices and control the decisions taken by the board of directors and officers of our general partner.

Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.

Certain members of the Slifka family and their affiliates are subject to the noncompete provisions in the omnibus agreement.  The omnibus agreement does not prohibit certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement.”

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to a material amount of entity-level taxation for state tax purposes, our cash available for distribution to unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 34%, and would likely pay state tax at varying rates.  Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to unitholders.  Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced.  Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to unitholders, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation.  For example, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced.  The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

We have a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

We conduct all or a portion of our operations of our end-user business through a subsidiary that is organized as a corporation.  We may elect to conduct additional operations through this corporate subsidiary in the future.  This corporate subsidiary is subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to unitholders.  If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any contest will reduce our cash available for distribution to unitholders.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us.  The IRS may adopt positions that differ from the tax positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  In addition, because the costs will be borne indirectly by our unitholders and our general partner, the costs of any contest with the IRS will result in a reduction in cash available for distribution.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, unitholders are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us.  Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected.

If a unitholder sells his common units, he will recognize a gain or loss equal to the difference between the amount realized and his tax basis in those common units.  Because distributions to a unitholder in excess of the unitholder’s allocable share of our net taxable income decreases the unitholder’s tax basis in his common units, the amount of such prior excess distributions will, in effect, become taxable income to him if the common units are sold at a price greater than his tax basis in the common units, even if the price he receives is less than his original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of our non-recourse liabilities, if a unitholder sells his units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, are unrelated business taxable income and taxable to them.  Distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file the U.S. federal income tax returns and pay tax on their share of our taxable income.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased.  The IRS may challenge this treatment, which could decrease the value of the common units.

Because we cannot match transferors and transferees of common units, we adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could decrease the amount of tax benefits available to unitholders.  It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and have a negative impact on the value of our common units or result in audit adjustments to unitholders’ tax returns.

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

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if they do not live in any of those jurisdictions.  Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, unitholders may be subject to penalties for failure to comply with those requirements.  As of December 31, 2006, we conducted business in 12 states, some of which may impose a state income tax.  We may own property or conduct business in other states or foreign countries in the future.  It is the unitholder’s responsibility to file all federal, state and local tax returns.

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

In November 2006, the EPA, Region III (“EPA, Region III”) notified Global Companies LLC, as the operator of a petroleum marketing and bulk storage terminal in Macungie, Pennsylvania of EPA’s intention to negotiate an Administrative Order on Consent (“AOC”) with Global Companies LLC and the previous owner and owners of an adjacent terminal to investigate and remediate petroleum in the soil and groundwater at the two sites.  We are continuing to work with the other companies, including the previous owner of our terminal, to negotiate an AOC with EPA.  While we cannot predict the outcome of these negotiations and any subsequent environmental investigation of these sites, we do not expect that this outcome will have a material adverse effect on us.

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

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the New York Stock Exchange under the symbol “GLP.”  The closing sale price per common unit on March 1, 2007 was $29.07.  At the close of business on March 1, 2007, based upon information received from our transfer agent and brokers and nominees, we had approximately 4,300 common unitholders, including beneficial owners of common units held in street name.  The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range		Cash Distribution
	High	Low	Per Common Unit(1)
2006
Fourth Quarter	$26.70	$21.70	$0.4550	(2)
Third Quarter	22.80	19.93	0.4450
Second Quarter	21.75	19.90	0.4375
First Quarter	21.80	18.94	0.4250

2005
Fourth Quarter	$24.68	$18.15	$0.4111	(3)

(1)          Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(2)          On January 24, 2007, the board of directors of our general partner declared this distribution for the period from October 1, 2006 through December 31, 2006 which was paid on February 14, 2007.

(3)          This distribution reflects the pro rata portion of the quarterly distribution rate of $0.425, covering the period from the closing of the initial public offering, October 4, 2005 through December 31, 2005.

We intend to consider cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flow, capital requirements, financial condition and other factors.  Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date.  The amount of available cash generally is all cash on hand at the end of the quarter:

•          less the amount of cash reserves established by our general partner to:

•        provide for the proper conduct of our business;

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

Affiliates of the Slifka family own 5,642,424 subordinated units.  During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters.  Furthermore, no arrearages will be paid on the subordinated units.  The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

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

The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

There were no unregistered securities sold by us during the fiscal year ended December 31, 2006.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter ended December 31, 2006.

Item 6.                          Selected Financial Data

The following table presents selected historical financial and operating data of Global Partners LP for the periods and as of the dates indicated.  The selected historical financial data is derived from the historical consolidated/combined financial statements of Global Partners LP.

This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.  In addition, this table presents non-GAAP financial measures which we use in our business.  These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  We explain these measures and present reconciliations to their most directly comparable financial measures calculated in accordance with GAAP in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2006	2005	2005	2005	2004	2003	2002
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$4,472.4	$4,045.8	$1,248.9	$2,796.9	$3,187.6	$2,478.5	$1,594.1
Cost of sales	4,359.2	3,954.1	1,220.0	2,734.1	3,111.7	2,411.4	1,538.9
Gross profit	113.2	91.7	28.9	62.8	75.9	67.1	55.2
Selling, general and administrative expenses	43.0	40.4	10.5	29.9	33.5	30.3	27.5
Operating expenses	22.2	19.7	4.9	14.8	19.6	18.8	17.7
Amortization expense	1.5	1.6	0.4	1.2	0.8	—	—
Total operating costs and expenses	66.7	61.7	15.8	45.9	53.9	49.1	45.2
Operating income	46.5	30.0	13.1	16.9	22.0	18.0	10.0
Interest expense	(11.9)	(10.0)	(2.7)	(7.3)	(4.7)	(2.0)	(2.2)
Other income (expense), net	0.5	(0.9)	—	(0.9)	—	—	1.1
Write-off investment(2)	—	—	—	—	—	—	(2.9)
Income before income tax expense	35.1	19.1	10.4	8.7	17.3	16.0	6.0
Income tax expense(3)	(1.6)	(1.0)	(1.0)	—	—	—	—
Net Income	33.5	$18.1	9.4	$8.7	$17.3	$16.0	$6.0
Less: General partners’ interest in net income	(0.7)	—	(0.2)	—	—	—	—
Limited partners’ interest in net income	$32.8	—	$9.2	—	—	—	—
Net income per limited partner unit, basic and diluted(4)	$2.46	—	$0.70	—	—	—	—
Weighted average limited partner’ units outstanding, basic and diluted	11.3	—	11.3	—	—	—	—
Cash Flow Data:
Net cash provided by (used in)
Operating activities	$(54.5)	$(28.4)	$(34.1)	$5.7	$(82.0)	$38.6	$27.6
Investment activities	(12.4)	(1.6)	(0.7)	(0.9)	1.2	(2.2)	(3.3)
Financing activities(5)	69.0	28.4	31.4	(3.0)	83.0	(33.6)	(24.9)
Other Financial Data:
EBITDA(6)	$51.5	$33.0	$14.1	$18.9	$25.2	$20.4	$10.4
Distributable cash flow(7)	36.0	—	10.0	—	—	—	—
Maintenance capital expenditures(8)	2.0	1.8	0.7	1.1	1.3	2.2	1.6
Capital improvement expenditures(8)	3.9	—	—	—	—	—	1.7
Cash distributions declared(9)	1.72	—	—	—	—	—	—
Operating Data:
Normal heating degree days(10)	5,630	5,630	1,875	3,755	5,630	5,630	5,630
Actual heating degree days	5,007	5,875	1,876	3,999	5,748	6,028	5,279
Variance from normal heating degree days	(11)%	4%	—	7%	2%	6%	(6)%
Variance from prior year actual degree days	(15)%	2%	1%	3%	(5)%	14%	1%
Total gallons sold (in millions)	2,486	2,674	758	1,916	2,929	2,851	2,203
Variance in volume sold from prior year	(7)%	9%	—	—	3%	29%	(6)%
Balance Sheet Data (at period end):
Cash and cash equivalents	$3.9	$1.8	$1.8	—	$3.3	$3.5	$0.6
Property and equipment, net	31.7	22.0	22.0	—	22.6	14.8	15.0
Total assets	638.9	554.7	554.7	—	393.0	304.3	263.2
Total debt	272.3	183.5	183.5	—	193.0	50.8	78.4
Total liabilities	535.7	478.4	478.4	—	369.8	261.7	230.7
Equity	103.2	76.3	76.3	—	23.2	42.6	32.5

(1)    Combined results for the year ended December 31, 2005 is a non-GAAP financial measure and is presented here to provide additional information for comparing year-over-year information.

(2)    Write-off of our investment in our on-line shipping brokerage platform.

(3)    We became subject to income tax expense upon the conversion of Global Montello Group LLC, a pass-through entity for federal income tax purposes, to Global Montello Group Corp., a taxable entity for federal income tax purposes, on October 5, 2005.

(4)    See Note 2 of Notes to Financial Statements included elsewhere in this report for net income per limited partner unit calculation.

(5)    In July 2004, Global Petroleum Corp. and certain other Slifka family entities executed a $51.0 million term loan agreement under which Global Companies LLC and Affiliates were guarantors.  The proceeds of the loan were used, in part, to (a) finance the acquisition by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. and (b) refinance certain loans secured by the real estate assets of Global Petroleum Corp. and certain other Slifka family entities, including Global Companies LLC and Affiliates.  The term loan and associated financing costs and interest expense are included in the financial statements of Global Partners LP included elsewhere in this report.

(6)    Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure which is discussed above under “Non-GAAP Financial Measures” and reconciled to its most directly comparable GAAP financial measures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(7)    Distributable cash flow is a non-GAAP financial measure which is discussed above under “Non-GAAP Financial Measures” and reconciled to its most directly comparable GAAP financial measures in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(8)    Maintenance capital expenditures and capital improvement expenditures are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of Notes to Financial Statements included elsewhere in this report.

(9)    Cash distributions declared in one calendar quarter are paid in the following calendar quarter.  This amount is based on cash distributions paid during 2006.  See Note 13 to Notes of Financial Statements included elsewhere in this report.

(10)  Degree days is an industry measurement of temperature designed to evaluate energy demand and consumption which is further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  In 2006, we sold approximately $4.5 billion of refined petroleum products and small amounts of natural gas.

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

Products and Operational Structure

Our products include gasoline, distillates and residual oil.  We sell gasoline to unbranded retail gasoline stations and resellers.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.

Our business is divided into two segments:

•           Wholesale.  This segment includes sales of gasoline, distillates and residual oil to unbranded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.

•           Commercial.  This segment includes sales and deliveries of unbranded gasoline, distillates, residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms.  This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets generally by barges.

Our business activities are substantially comprised of purchasing, terminalling, storing and selling refined petroleum products.  We believe that the combination of our terminalling and storage activities, together with our marketing activities, provides a balance that has a stabilizing effect on our results of operations and cash flow.  Our results of operations are less weather sensitive than they have been in the past.  In 2006, our volume in transportation fuels, which represents a growing portion of our sales and is not impacted by weather conditions, exceeded our home heating oil volumes.  The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales.  In addition, substantial portions of our heating oil are sold on a forward fixed basis.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months.  In a backwardated market (when product prices for future deliveries are lower than for current deliveries) because of our high turnover of inventory, we are able to minimize our inventories and commodity risk while attempting to maintain or increase net product margins.

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend in part upon the following:

•       We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions.  Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses.  In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management has also expanded its efforts to pursue businesses that are closely related to or significantly intertwined with our existing lines of business.  Our growth may depend on our ability to make accretive acquisitions.  We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive, but that ultimately may not be accretive.  If any of these events were to occur, our future growth would be limited.  We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

•       Our financial results are generally better in the first and fourth quarters of the calendar year.  Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October.  We obtain a significant portion of our sales during these winter months.  Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters.  With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders.

•       Warmer weather conditions could adversely affect our results of operations and financial condition.   Weather conditions generally have an impact on the demand for both home heating oil and residual oil.  Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales.

•       Energy efficiency, new technology and alternative fuels, natural gas in particular, could reduce demand for our products.  Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil.  Consumption of residual oil has steadily declined over the last three decades.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels.  Due in part to support for conversion to natural gas on environmental grounds, some industrial residual oil users have switched to natural gas.  Those end users who are dual-fuel users have the ability to switch between residual oil and natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch to natural gas or, over the long-term, may convert to natural gas.  Such switching or conversion could have an adverse effect on our results of operations and financial condition.

•       New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our results of operations and financial condition.  Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters.  The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment.  Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses (“SG&A”), (4) operating expenses, (5) heating degree days, (6) adjusted net income per diluted limited partner unit, (7) EBITDA and (8) distributable cash flow.

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales include sales of unbranded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales include sales of unbranded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs to bring such products to the point of sale.

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

Adjusted Net Income Per Diluted Limited Partner Unit

We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner’s interest as provided under Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”), divided by the weighted average number of outstanding diluted limited partner units during the period.  Net income per diluted limited partner unit as dictated by EITF 03-06 is theoretical and pro forma in nature and does not reflect the economic probabilities of whether earnings for an accounting period would or could be distributed to unitholders.  The partnership agreement does not provide for the quarterly distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of sufficient cash reserves required to operate our business.  Accordingly, the distributions we historically paid and will pay in future periods are not impacted by net income per diluted limited partner unit as dictated by EITF 03-06.  However, adjusted net income per diluted limited partner unit is a non-GAAP financial measure and should not be considered as an alternative to net income per diluted limited partner unit or any other measure of financial performance presented in accordance with GAAP.  In addition, our adjusted net income per diluted limited partner unit may not be comparable to the adjusted net incomer per diluted limited partner unit or similarly titled measure of other companies.

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

EBITDA should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.  Therefore, EBITDA may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships.  However, distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

Years Ended December 31, 2006, 2005 and 2004

In the year ended December 31, 2006, we continued to expand our higher margin product lines and broaden the non-weather sensitive components of our business.  We completed two acquisitions in 2006:  (1) our Bridgeport, Connecticut terminal has storage capacity of more than 100,000 barrels of refined products and is used as a distribution point for diesel and home heating oil, and (2) our Macungie, Pennsylvania terminal has storage capacity of approximately 170,000 barrels of refined products and is used as a distribution point for diesel, gasoline, specialty fuel additives and home heating oil.  Commodity prices rose throughout most of 2006 but experienced significant declines in September and December.  For the year ended December 31, 2006, prices for gasoline, distillates and residual oil decreased 6%, 8% and 24%, respectively.  Temperatures were 11% warmer than normal for 2006.

In the year ended December 31, 2005, we completed our initial public offering, generating $124.0 million in gross proceeds from the sale of over 5.6 million common units representing limited partner interests of us (including common units sold upon exercise of the underwriters’ over-allotment option).  We had increased gross profits and improved margins across both our wholesale and commercial segments.  Commodity prices continued to rise in 2005.  From December 31, 2004 to December 31, 2005, published prices for distillates, gasoline and residual oil increased 41%, 57% and 77%, respectively.  Temperatures were 4% lower than normal as measured by aggregate heating degree days.  During 2005, we continued to concentrate on expanding our distillate, gasoline and residual oil businesses.

The year ended December 31, 2004 can be characterized as a year of consolidation in an environment of rising product prices and temperatures that were 2% lower than normal as measured by aggregate heating degree days.  During this period, we concentrated on expanding our distillate, gasoline and residual oil businesses in the markets that we had entered into during 2003.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars in thousands, except per unit amounts):

	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 3, 2005	Year Ended December 31, 2004
Adjusted net income per diluted limited partner unit(2)	$2.91	$—	$0.82	$—	$—
EBITDA(3)	$51,541	$33,535	$14,425	$19,110	$25,622
Distributable cash flow(4)	$36,003	—	$9,993	—	—

Wholesale Segment:
Volume (gallons)	2,196,978	2,309,294	660,156	1,649,138	2,539,549
Sales	$4,071,608	$3,622,873	$1,115,251	$2,507,622	$2,863,173
Net product margin(5)
Distillates	$58,285	$41,945	$16,484	$25,461	$36,237
Gasoline	22,812	13,974	2,372	11,602	9,609
Residual oil	20,896	22,890	7,096	15,794	16,378
Total	$101,993	$78,809	$25,952	$52,857	$62,224

Commercial Segment:
Volume (gallons)	288,970	364,572	97,391	267,181	389,269

Sales	$400,810	$422,985	$133,648	$289,337	$324,396
Net product margin(5)	13,151	14,570	3,368	11,202	15,094
Combined sales and net product margin:
Sales	$4,472,418	$4,045,858	$1,248,899	$2,796,959	$3,187,569
Net product margin(5)	$115,144	$93,379	$29,320	$64,059	$77,318
Depreciation allocated to cost of sales	1,918	1,662	412	1,250	1,446

Combined gross profit:	$113,226	$91,717	$28,908	$62,809	$75,872

Weather conditions:
Normal heating degree days	5,630	5,630	1,875	3,755	5,630
Actual heating degree days	5,007	5,875	1,876	3,999	5,748
Variance from normal heating degree days	(11)%	4%	—	6%	2%
Variance from prior year actual heating degree days	(15)%	2%	1%	3%	(5)%

(1)             Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide additional information for comparing year-over-year information.

(2)             Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(3)             EBITDA is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

(4)             Distributable cash flow is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  On October 4, 2005, we completed our initial public offering of common units.  Accordingly, distributable cash flow is presented for the year ended December 31, 2006 and for the period from October 4, 2005 through December 31, 2005.  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)             Net product margin is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis:

	Consolidated	Successor(1)
		October 4
	Year Ended	through
	December 31,	December 31,
	2006	2005
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$2.46	$0.70
Dilutive impact of theoretical distribution of earnings	0.45	0.12
Adjusted net income per diluted limited partner unit	$2.91	$0.82

(1)                                  On October 4, 2005, we completed our initial public offering.  Accordingly, net income per diluted limited partner unit is presented for the period from October 4, 2005 through December 31, 2005.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Consolidated	Combined(1)	Successor	Predecessor
			October 4	January 1
	Year Ended	Year Ended	through	through	Year Ended
	December 31,	December 31,	December 31,	October 3,	December 31,
	2006	2005	2005	2005	2004
Reconciliation of net income to EBITDA
Net income	$33,461	$18,101	$9,408	$8,693	$17,309
Add:
Depreciation and amortization	4,513	4,487	1,345	3,142	3,613
Interest expense	11,901	9,961	2,686	7,275	4,700
Income tax expense	1,666	986	986	—	—
EBITDA	$51,541	$33,535	$14,425	19,110	$25,622

Reconciliation of cash flow (used in) provided by operating activities EBITDA
Cash flow (used in) provided by operating activities	$(54,479)	$(28,352)	$(34,062)	$5,710	$(81,953)
Add:
Increase in operating assets and liabilities	92,453	50,940	44,815	6,125	102,875
Interest expense	11,901	9,961	2,686	7,275	4,700
Income tax expense	1,666	986	986	—	—
EBITDA	$51,541	$33,535	$14,425	$19,110	$25,622

(1)             Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide additional information for comparing year-over-year information.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Consolidated	Successor(1)
		October 4
	Year Ended	through
	December 31,	December 31,
	2006	2005
Reconciliation of net income to distributable cash flow
Net income	$33,461	$9,408
Add: Depreciation and amortization	4,513	1,345
Less:Maintenance capital expenditures	(1,971)	(760)
Distributable cash flow	$36,003	$9,993

Reconciliation of cash flow used in operating activities to distributable cash flow
Cash flow used in operating activities	$(54,479)	$(34,062)
Add: Increase in operating assets and liabilities	92,453	44,815
Less:Maintenance capital expenditures	(1,971)	(760)
Distributable cash flow	$36,003	$9,993

(1)             On October 4, 2005, we completed our initial public offering.  Accordingly, distributable cash flow is presented for the period from October 4, 2005 through December 31, 2005.

Consolidated Sales

Our total sales for 2006 increased by $426.6 million, or 11%, to $4,472.4 million compared to $4,045.8 million for 2005.  The increase was due to our 2006 acquisitions of the Bridgeport, Connecticut and Macungie, Pennsylvania terminals and higher refined petroleum product prices during most of 2006, despite a decrease of approximately 188 million gallons, or 7%, to 2,486 million gallons in aggregate volume of product sold.  The decrease in aggregate volume sold was primarily attributable to decreases of 154 million and 73 million gallons in distillates and residual oil, respectively, offset by a 35 million gallon increase in gasoline.  The number of actual heating degree days declined 15% in 2006 to 5,007 compared to 5,875 for 2005.  Our gross profit for 2006 was $113.2 million, an increase of $21.5 million, or 23%, compared to $91.7 million for 2005.  The increase was primarily due to higher net product margins in our Wholesale segment.

In 2005 as compared to 2004, our sales increased by $858.2 million, or 27%, to $4,045.8 million from $3,187.6 million.  The increase was driven by an increase in refined petroleum product prices, despite a decrease of approximately 255 million gallons, or 9%, to 2,674 million gallons in aggregate volume of product sold for 2005 compared to 2004.  The decrease in aggregate volume sold was primarily attributable to decreases of 250 million and 6 million gallons in distillates and residual oil, respectively, offset by a 4 million gallon increase in gasoline.  Our gross profit for 2005 was $91.7 million, an increase of $15.8 million, or 21%, compared to 2004.

Wholesale Segment

Distillates.   Wholesale distillate sales for 2006 increased by $126.9 million, or 6%, to $2,313.6 million from $2,186.7 million for 2005.  The increase was due to our 2006 acquisitions of the Bridgeport, Connecticut and Macungie, Pennsylvania terminals and higher distillate prices during most of 2006, despite a decrease of 11% in distillate volume sold for 2006 compared to 2005.  We attribute the decrease in volume sold to a reduction in bulk sales transactions and the expiration of supply contracts in the ordinary course of business.  Our net product margin contribution from distillate sales increased in 2006 by $16.4 million, or 39%, to $58.3 million compared to 2005.  The increase was, in part, the result of our ability to pass through to customers our increased costs related to sales and the introduction of specialty fuels (ethanol and lower sulfur grades of diesel fuel) into our marketplaces.

In 2005 as compared to 2004, Wholesale distillate sales increased by 22% due to an increase in distillate prices, despite a 15% decrease in distillate volume sold.  We attribute the decrease in volume sold to the expiration of supply contracts in the ordinary course of business and a reduction in bulk sales transactions in various markets.  Our net product margin contribution from distillate sales increased by $5.7 million, or 16%, to $41.9 million as a result of increased blending activities and our ability to pass through to customers our increased costs related to sales.  Additionally, although the twelve month period ended December 31, 2005 was 2% colder than the same twelve month period in 2004, the three month period ended March 31, 2005, which comprises approximately one-half of the winter heating oil season in New England, was 2% warmer than the three month period ended March 31, 2004.

Gasoline.   Wholesale gasoline sales for 2006 were $1,654.4 million compared to $1,344.4 million for 2005.  The increase of $310.0 million, or 23%, was due to our 2006 acquisition of the Macungie, Pennsylvania terminal, higher gasoline prices for most of 2006 and an increase of 4% in volume sold.  Our net product margin from gasoline sales increased $8.8 million, or 63%, to $22.8 million for 2006 compared to 2005.  We attribute the increase in net product margin to an increase in our volume of sales, sales to higher margin customers and market dislocation associated with the introduction of ethanol.

In 2005 as compared to 2004, Wholesale gasoline sales increased by 33% due to an increase in gasoline prices.  Our net product margin from gasoline sales increased by $4.4 million, or 46%, to $14.0 million.  We attribute the increase in net product margin to an increase in our volume of sales as well as a focus on sales to higher margin customers and our expanded use of our bulk storage capacity to store product in a contango market.

Residual Oil.   Wholesale residual oil sales for 2006 were $103.6 million compared to $91.7 million for 2005.  The increase of $11.9 million, or 13%, was the result of higher residual oil prices for most of 2006.  Our net product margin contribution from residual oil sales decreased by $2.0 million, or 9%, to $20.9 million for 2006, primarily due to a per unit margin reduction.

In 2005 as compared to 2004, Wholesale residual oil sales increased by 59% as a result of an increase in residual oil prices and an 8% increase in residual oil volume sold.  Net product margin contribution from residual oil sales increased by $6.5 million, or 40%, to $22.9 million, primarily due to the increase in our per unit margin of residual oil sold.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 80%, 84% and 82% of total volume sold in 2006, 2005 and 2004, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for 2006 decreased 21% compared to 2005 due to a 34% decrease in volume sold.  We attribute the decrease in volume sold to the competitive pricing from natural gas, warmer-than-normal weather conditions, reductions in production by certain cyclical industry participants in our territory and closure of plants.

In 2005 as compared to 2004, our Commercial residual oil sales increased by 33% due to an increase in the price of residual oil despite a 4% decrease in volume sold.  We attribute the decline in volume sold to the closure of plants and/or reductions in production by certain cyclical industry participants in our territory.

Selling, General and Administrative Expenses

SG&A expenses increased by $2.6 million, or 6%, to $43.0 million for 2006 compared to $40.4 million for 2005.  During the third quarter of 2005, we paid $3.1 million in special bonuses to certain officers and employees in connection with our initial public offering.  During 2006, we had increases in accrued discretionary bonuses of $1.5 million, professional and consulting fees of $0.4 million, information technology expenses of $0.3 million, insurance related fees of $0.3 million, pension and deferred compensation expenses of $0.2 million and expenses associated with becoming a public company, including increases in audit and tax review fees of approximately $1.0 million, expenses related to

Sarbanes-Oxley 404 compliance, planning and documentation of $1.1 million, director and officer insurance and fees of $0.5 million and Schedule K-1 preparation and distribution expenses of $0.4 million.

In 2005 as compared to 2004, our SG&A expense increased by $7.0 million, or 21%, to $40.4 million from $33.4 million, due primarily to the payment by our predecessor, Global Companies LLC, of approximately $3.1 million as a special bonus for services rendered by certain officers and employees in connection with the organization of Global Partners LP.  In addition, bonuses, executive salaries and owner-related expenses increased by $2.1 million, an additional $0.5 million was incurred for employee expenses related to expansion of marketing operations, legal, consulting and banking services and fees increased by $0.4 million and an additional $0.1 million was incurred for the natural gas marketing operation.  Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, and benefits, pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.  Of the foregoing increases in expenses, $3.1 million of a special bonus for services rendered by certain officers and employees, $0.3 million of legal, consulting and banking services and fees, and $0.1 million of expenses related to the expansion of our marketing operations are non-recurring expenses.

Operating Expenses

Operating expenses for 2006 increased by $2.5 million, or 12%, to $22.2 million compared to $19.7 million for 2005.  The increase was primarily due to $1.1 million in costs associated with operating our newly acquired Bridgeport, Connecticut and Macungie, Pennsylvania facilities and the expansion of storage and delivery systems at an alternative location in New Bedford, Massachusetts.  We also had a $0.8 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island and $0.4 million and $0.1 million in pipeline repair expenses and other repair and maintenance expenses, respectively, at the terminal in Chelsea, Massachusetts.

In 2005 as compared to 2004, our operating expenses increased by $0.1 million, or 0.5%, to $19.7 million.  The primary factors contributing to this increase included a $0.5 million increase in rent for additional tankage at the Capitol Terminal in East Providence, Rhode Island and $0.4 million of operating expenses at the terminal in Chelsea, Massachusetts.  These expenses were in part offset by rental income of $0.5 million at the terminal in Revere, Massachusetts and a $0.3 million decrease in real estate taxes at the former New Bedford, Massachusetts terminal location.

Amortization Expense

Amortization expense was $1.5 million, $1.6 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The $0.8 million increase in 2005 compared to 2004 was the result of the purchase by Global Petroleum Corp. and certain other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

Interest Expense

Interest expense for 2006 increased by $1.9 million, or 19%, to $11.9 million compared to $10.0 million for 2005.  We attribute the increase to a rise in product prices for purchases throughout most of 2006 and the resulting increased costs of carrying inventory and accounts receivable.

In 2005 as compared to 2004, our interest expense increased by $5.3 million, or 112%, to $10.0 million from $4.7 million.  We attributed $4.2 million of this increase to a rise in the product prices for purchases and the resulting increased costs of carrying inventory and accounts receivable.  As a result of Push Down Accounting adjustments required by GAAP, we allocated $1.1 million to interest expense on the $51.0 million term loan that was used by Global Petroleum Corp. and certain other Slifka family entities to finance their acquisition of ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc.

Other Expense

In 2005, certain affiliates of the Slifka family acquired certain outstanding interests in certain split dollar life insurance policies from Global Companies LLC and Affiliates for the aggregate amount of premiums that had been paid on these policies by Global Companies LLC and Affiliates on behalf of certain directors and their immediate family members.  Additionally, one split dollar life insurance policy was surrendered in 2005.  At the time of surrender, the cash value of the policy was less than the amount of premiums paid on it by Global Companies LLC and Affiliates, resulting in a loss of approximately $1.1 million in the fourth quarter ended December 31, 2005.

Other Income

Other income of approximately $515,000, $150,000 and $9,000 for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005 and for the year ended December 31, 2004, respectively, represented dividend income from our ownership interest in our NYMEX seats and related holdings.  Other income was not recognized for the period October 4, 2005 through December 31, 2005.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements.   Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity.  Working capital was $148.3 million at December 31, 2006 compared to $132.9 million December 31, 2005.

On February 8, 2007, we and certain of our subsidiaries filed a universal shelf registration statement on Form S-3 with the SEC to register the issuance and sale, from time to time and in such amounts as is determined by market conditions and our needs, of up to $400.0 million of our common units and debt securities of both us and certain of our subsidiaries.  We will use the net proceeds from the sale of the securities covered by the shelf registration for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.  As of March 16, 2007, the registration statement on Form S-3 had not been declared effective by the SEC.

On February 14, 2007, we paid a cash distribution of $5.2 million for the fourth quarter of 2006 to our common and subordinated unitholders of record as of the close of business on February 5, 2007.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at December 31, 2006 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations(1)(2)	$296,861	$205,797	$91,064	$—	$—
Long-term debt obligations	1,685	418	1,267	—	—
Operating lease obligations	64,181	15,161	18,363	15,186	15,471
Other long-term liabilities	9,282	336	872	1,132	6,942
Total	$372,009	$221,712	$111,566	$16,318	$22,413

(1)             Includes principal and interest on our revolving line of credit at December 31, 2006.

(2)    The revolving credit facility has a contractual maturity of October 2, 2009 and no payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the revolver is the amount we expect to be outstanding during the entire year.

In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2006.  Pricing is based on spot prices at time of purchase.  Please read Note 12, Commitments and Contingencies, of Notes to Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We had approximately $2.0 million, $1.0 million, $0.8 million and $1.3 million in maintenance capital expenditures for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively. Approximately 6%, 16% and 18% of the total maintenance capital expenditures was related to environmental matters for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We had approximately $10.4 million in capital improvement expenditures for the year ended December 31, 2006 to increase our operating capacity and capabilities.  We did not incur capital improvement expenditures in the years ended December 31, 2005 and 2004.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We believe that we will have sufficient liquid assets, cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities under our shelf registration to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity.

Cash Flow (in thousands)

	Consolidated	Combined(1)	Successor	Predecessor
			October 4,	January 1
	Year Ended	Year Ended	Through	through	Year Ended
	December 31,	December 31,	December 31,	October 31,	December 31,
	2006	2005	2005	2005	2004

Net cash (used in) provided by operating activities	$(54,479)	$(28,352)	$(34,062)	$5,710	$(81,953)
Net cash used in investment activities	$(12,442)	$(1,628)	$(748)	$(880)	$(1,166)
Net cash provided by (used in) financing activities	$69,013	$28,443	$31,444	$(3,001)	$82,970

(1)                                  Combined results for the year ended December 31, 2005 is a non-GAAP financial measure and is presented here to provide additional information for comparing year-over-year information.

Net cash used in operating activities increased by $26.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Commodity prices, which have a significant impact on our cash flow, declined in 2006 compared to 2005.  Specifically, prices for gasoline, distillates and residual oil decreased 6%, 8% and 24%, respectively.  As a result, we sold and purchased our products at reduced prices, which lowered our accounts receivable and accounts payable carrying values at December 31, 2006.

Our inventories balance increased by $27.4 million at December 31, 2006 compared to December 31, 2005, due to product purchases for our newly acquired terminals in Bridgeport, Connecticut and Macungie, Pennsylvania and to expand our storage capacity at other locations.  In addition, we used approximately $67.1 million in cash to fund the change in the fair value of our forward fixed purchase and sale contracts.  Theses changes were partially offset by the net income of $33.5 million.

Net cash used in operating activities for the year ended December 31, 2005 reflected the continued expansion of our balance sheet from increases in the carrying value of accounts receivable and inventories, which were partially offset by an increase in accounts payable, as a result of continuing increases in product prices.  Year end prices of home heating oil, which product accounted for the largest portion of our sales and inventories, as reflected on NYMEX increased by 41% from December 31, 2004 to December 31, 2005.  Year end prices of residual oil as reflected in a leading industry publication increased by 77% from December 31, 2004 to December 31, 2005.

Net cash used in operating activities for the year ended December 31, 2004 reflected increased trade credit as we expanded our business during a period of increased product prices.

Net cash used in investing activities increased $10.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily attributable to $6.5 million in cash used to acquire our Bridgeport, Connecticut and Macungie, Pennsylvania terminals, and $3.9 million and $2.0 million in cash used for capital improvement expenditures and maintenance capital expenditures, respectively.  For the years ended December 31, 2005 and 2004, cash used in investing activities primarily represented maintenance capital expenditures of approximately $1.8 million and $1.3 million, respectively, and $0.7 million in 2004 for a terminal acquisition.

Net cash provided by financing activities increased $40.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.  During 2006, we had proceeds of $89.1 million from of our revolving credit facility to finance business operations and paid cash distributions of $19.8 million to our common and subordinated unitholders.

Net cash provided by financing activities for the year ended December 31, 2005 reflected increased trade credit and borrowings under our then-current revolving credit facility to finance our business activities, as well as the use of our revolving credit facility to finance business expansion and to assist Global Petroleum Corp. and other Slifka family entities consistent with prior practices in the payment of their taxes on income derived from their ownership interests in our predecessor, Global Companies LLC and Affiliates.

Net cash provided by financing activities for the year ended December 31, 2004 reflected the use of our then-current revolving credit facility to finance business expansion, as well as the purchase by Global Petroleum Corp. and other Slifka family entities of the ownership interests in Global Companies LLC and Affiliates from RYTTSA USA, Inc. and the refinancing of approximately $10.0 million of debt related to terminal financing.

Credit Agreement

In August 2006, we, our general partner, our operating company and our operating subsidiaries amended our four-year senior secured credit agreement to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million. The revolving credit facility has a contractual maturity of October 2, 2009 and no payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the revolver is the amount we expect to be outstanding during the entire year.

As of December 31, 2006, we had total borrowings outstanding under our working capital revolving credit facility of $270.7 million and outstanding letters of credit of $71.9 million, for a total indebtedness of $342.6 million.  The total remaining availability for borrowings and letters of credit at December 31, 2006 was $157.4 million, which included the $35.0 million acquisition facility and the $15.0 million revolving credit facility and excludes the two $50.0 million seasonal overline facilities we did not exercise as December 31, 2006.

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

Indebtedness under the credit agreement is guaranteed by our general partner.  Pursuant to the agreement, interest on borrowings under our working capital revolving credit, acquisition credit, and revolving credit facilities is payable at our option at:  (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate (the average rate for the year ended December 31, 2006 was 6%).  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities (including any seasonal overline facility exercised by us) under the credit agreement at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th, and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.  The credit agreement will mature in October of 2009.  At that time, the credit agreement will terminate and all outstanding amounts thereunder will be due and payable, unless the credit agreement is amended.

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

•       minimum working capital of $30.0 million;

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

•       a change in management or ownership control; and

•       a violation of ERISA or a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

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

Impact of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2006, 2005 and 2004.

Environmental Matters

Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws.  For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, “Business and Properties—Environmental.”

Critical Accounting Policies and Estimates

A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated/combined financial statements is detailed in Note 2 of Notes to Financial Statements.  Certain of these accounting policies require the use of estimates.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis.  These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations.

Inventory

We hedge substantially all of our inventory purchases through futures and swap agreements. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings, resulting in inventory approximating lower of cost or market on a first-in, first-out method. In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and replace it at a later date.  Similarly, these suppliers may draw inventory from us and replace it at a later date.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.

Leases

We have a throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts.  This agreement is accounted for as an operating lease.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp.”  We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals, certain of which arrangements have minimum usage requirements.  Please read Items 1 and 2, “Business and Properties—Storage.”  We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements, and we have lease income from office space leased to an unrelated third party at one of our terminals.  Our leases are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances.  Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome.  We also provide for shipping costs at the time of sale, which are included in cost of sales.  The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers.  Bad debt provisions are included in selling, general and administrative expense.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or reduce transportation costs by taking delivery of products closer to our end markets.  In accordance with EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income.

Derivative Financial Instruments

We account for our derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  The fair value of our derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  We enter into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss on inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.

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

We also market and sell natural gas.  We generally conduct business by entering into forward purchase commitments for natural gas only when we simultaneously enter into arrangements for the sale of product for physical delivery to third party users.  We generally take delivery under our purchase commitments at the same location as we deliver to third-party users.  Through these transactions, which establish an immediate margin, we seek to maintain a position that is substantially balanced between firm forward purchase and sales commitments.  Natural gas is generally purchased and sold at fixed prices and quantities.  Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

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

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 2 of Notes to Financial Statements included elsewhere in this report.

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan.  Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.  We had no interest rate hedging instruments outstanding as of December 31, 2006.  Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities currently bear interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% or 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% or 1½ %, respectively, and (3) the bank’s base rate (the average rate for the year ended December 31, 2006 was 6%).  As of December 31, 2006, we had total borrowings outstanding under our working capital revolving credit facility of $270.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At December 31, 2006, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

(Loss) gain:

		Fair Value After
	Fair Value at	Effect of
	December 31, 2006	10% Price Decrease
NYMEX contracts	$(32,530)	$(34,346)
Swaps, options and other, net	3,152	2,455
	$(29,378)	$(31,891)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2006.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $0.6 million at December 31, 2006.

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

Item 9.                          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

In designing and evaluating controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)  of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Internal Control Over Financial Reporting

Management’s Annual Report

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).  Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected.  Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

Changes in Internal Control

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors of Global GPLLC
and Unitholders of Global Partners LP

We have audited management’s assessment, included in the accompanying Management’s Annual Report that Global Partners LP maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Global Partners LP’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Global Partners LP maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Global Partners LP, as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and cash flows for the year ended December 31, 2006 (successor) and for the period from October 4, 2005 through December 31, 2005 (successor) and the combined statements of income, members’ equity, and cash flows for the period from January 1, 2005 through October 3, 2005 (predecessor), and the year ended December 31, 2004 (predecessor) and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2007

Item 9B.                 Other Information.

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf.  Our general partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future.  Affiliates of the Slifka family own 100% of the ownership interests in our general partner.  Our general partner is controlled by Alfred A. Slifka and Richard Slifka through their beneficial ownership of entities that own ownership interests in our general partner.  Eric Slifka beneficially owns an interest in our general partner.  Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.  Our general partner owes a fiduciary duty to our unitholders.  Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it.  Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest.  The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us.  Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934.  Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.  In addition, we have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange act of 1934, and a compensation committee.  The three independent members of the board of directors of our general partner, Messrs. McKown, McCool and Watchmaker, serve as members of the conflicts, audit and compensation committees.

Even though most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company and establish and maintain an audit committee, a compensation committee and a nominating/corporate governance committee, each consisting solely of independent directors, the NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or establish a compensation committee or a nominating/corporate governance committee.

No member of the audit committee is an officer or employee of our general partner or director, officer or employee of any affiliate of our general partner.  Furthermore, each member of the audit committee is independent as defined in the listing standards of the NYSE.  The board of directors of our general partner has determined that a member of the audit committee, namely Kenneth Watchmaker, is an “audit committee financial expert” as defined by the SEC.

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

All of our executive officers devote substantially all of their time managing our business and affairs, but from time to time perform services for certain of our affiliates.  Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to certain of our affiliates.  Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.”  Our non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	74	Chairman
Richard Slifka	66	Vice Chairman
Eric Slifka	41	President, Chief Executive Officer and Director
Thomas J. Hollister	52	Executive Vice President and Chief Financial Officer
Edward J. Faneuil	54	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	59	Senior Vice President and Chief Accounting Officer
David K. McKown	69	Director
Robert J. McCool	68	Director
Kenneth I. Watchmaker	64	Director

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

Thomas J. Hollister was elected Executive Vice President and Chief Financial Officer of our general partner in July 2006, succeeding Thomas A. McManmon, Jr., and was named Chief Operating Officer in February 2007.  Mr. Hollister continues to serve as Chief Financial Officer.  From 2005 to March 2006, Mr. Hollister served as Vice Chairman of Citizens Financial Group and as Chairman, President and Chief Executive Officer of Citizens Capital, Inc., Citizens Financial Group’s private equity and venture capital business.  From 2004 to 2005, he served as President and Chief Executive Officer of Charter One Bank.  From 1998 to 2004 he served as President and Chief Executive Officer of Citizens Bank of Massachusetts.

Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005.  He has been employed with Global Companies LLC or its predecessors since 1991.  Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998.

Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner in March 2005 and was named Executive Vice President and Treasurer in February 2007.  Mr. Rudinsky continues to serve as Chief Acccounting Officer.  He has been employed with Global Companies LLC or its predecessors since 1988.  Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities.  Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Forms 5 were required, we believe that during the year ended December 31, 2006, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

Executive Sessions

The board of directors of our general partner holds executive sessions for the non-management directors on a regular basis without management present.  Since the non-management directors include directors who are not independent directors, the independent directors also meet in separate executive sessions without the other directors or management at least once each year to discuss such matters as the independent directors consider appropriate.  In addition, any director may call for an executive session of non-management or independent directors at any board meeting.  A majority of the independent directors selects a presiding director for any such executive session.

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, PO Box 9161, Waltham, MA 02454-9161, Fax:781-398-4165.

Letters addressed to the board of directors of our general partner in general will be reviewed by the corporate secretary and relayed to the chairman of the board or the chair of the appropriate committee.  Letters addressed to the non-management or independent directors in general will be relayed unopened to the chair of the audit committee.  Letters addressed to a committee of the board of directors or a specific director will be relayed unopened to the chair of the committee or the specific director to whom they are addressed.  All letters regarding accounting, accounting policies, internal accounting controls and procedures, auditing matters, financial reporting processes or disclosure controls and procedures are to be forwarded by the recipient director to the chair of the audit committee.

Code of Ethics

Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner, including the principal executive officer, principal financial officer and principal accounting officer and our subsidiaries.

A copy of our code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary.  The Chief Executive Officer of our general partner provided such certification to the NYSE in 2006. The certification was qualified to reflect the inadvertent omission of certain disclosure with respect to executive sessions and communications from unitholders, employees and others in the Annual Report on Form 10-K for the year ended December 31, 2005. The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

All of our executive officers and substantially all of our employees are employed by our general partner.  Our general partner does not receive any management fee or other compensation for its management of Global Partners LP.  Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, executive officer and director compensation and benefits properly allocable to Global Partners LP, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Global Partners LP.  Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

Compensation Discussion and Analysis

Global Partners LP and our general partner were formed in March 2005. We are managed and operated by the directors and executive officers of our general partner. Executive officers of our general partner receive compensation in the form of salaries and bonuses (contractual and/or discretionary), and they are eligible to participate in employee benefit plans and arrangements sponsored by our general partner, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (defined below) serve (or served) as executive officers of our general partner and each of our subsidiaries, and the compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

Our “named executive officers” include our Chief Executive Officer (“CEO”), our Chief Financial Officer, the two other most highly compensated executive officers during 2006 and our former Chief Financial Officer, who served in said capacity from our date of formation through June 30, 2006.  Three of our four executive officers and our former Chief Financial Officer currently are parties to employment agreements with our general partner. Our Chief Accounting Officer is an employee at will with no employment agreement.

The compensation committee of the board of directors of our general partner (the “Compensation Committee”) has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to the employment agreement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to discretionary bonuses.  The Compensation Committee has oversight and approval for the compensation of our executive officers other than our CEO based upon our CEO’s recommendations and our general partner’s contractual obligations pursuant to employment agreements with two of our current executive officers.

Compensation Philosophy and Policies/Objectives

The objectives of our compensation program with respect to our executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets to help ensure our future success, to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives.  To achieve these objectives, we aim to provide each executive officer with a competitive total compensation opportunity.  We currently utilize the following compensation components:

•                  Salaries and benefits designed to attract and retain employees over time; and

•                  Annual cash bonus awards designed to focus employees on performance for a particular year.

Compensation Methodology

We use third-party expertise to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans.  In 2006 we retained Wilson Group™ as an independent compensation consultant to advise the Compensation Committee on matters related to executive officer and senior management compensation and general compensation programs.  Wilson Group™ assists the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of  (1) a peer group of comparable energy companies that was developed in collaboration with our CEO and reflects organizations of comparable market capitalization, ownership structure (MLPs) and industry segment, and (2) WyattWatson Worldwide’s compensation survey market information from approximately 59 energy industry companies whose average gross revenue is comparable to our annual gross revenues.  Wilson Group™ calculated a composite market reference point for each of our executive officer positions, taking into account variations in compensation components and other factors.  For example, many MLPs grant ownership interests in their general partners or affiliates thereof to their executive officers as a component of compensation and we do not.  Many of the companies surveyed are significantly larger than we are, and our executive officer positions include responsibilities that exceed the scope of similar positions at other companies.

For informational purposes, our CEO, Mr. Slifka, through his affiliates beneficially owns a percentage of the outstanding ownership interests in our general partner, approximately ten percent (10%) of the outstanding subordinated units of the Partnership and less than one percent (1%) of the outstanding common units of the Partnership.  No executive officer of our general partner other than Mr. Slifka, and no directors of our general partner other than Messrs. Alfred Slifka, Richard Slifka and Eric Slifka, own any interest in our general partner.

Elements of Compensation

The elements of our 2006 executive officer compensation are base salary, contractual cash bonuses tied to our performance, discretionary cash bonus awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.  Each of our executive officers is eligible to participate in our general partner’s health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.  Under our general partner’s pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or upon termination due to death, disability or retirement.  See “Other Benefits, Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under our general partner’s pension plan.  Our general partner’s 401(k) Savings and Profit Sharing Plan provides for discretionary matching contributions by our general partner equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s pre-tax annual compensation, subject to certain limitations under federal law.  See “Other Benefits, 401(k) Savings and Profit Sharing Plan” for additional information with respect to eligibility and permitted contributions to this plan.  Additional perquisites for our executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning and/or tax advice.

To attract, engage, retain and provide incentive to executive officers, we believe that executive compensation should provide a competitive total compensation opportunity.  Wilson Group™ assisted our management and the Compensation Committee in determining what constitutes a competitive total compensation opportunity.

Salaries

Base salaries for four of our five named executive officers are set by their respective negotiated employment agreements with our general partner.  The base salary of our remaining named executive officer, Mr. Rudinsky, was approved by the Compensation Committee based upon our CEO’s recommendation. As a guide, our goal is that our executive salaries should fall between the median (50th percentile) and 75th percentile of market comparable positions.  With the exception of our CEO, however, our executive officers have responsibilities that generally exceed the scope of responsibilities that are representative of their titles.  Our Chief Financial Officer also serves as our Chief Operating Officer and, as such, has responsibilities for many operational areas that are not standard to Chief Financial Officer positions.  Our Executive Vice President and General Counsel is responsible for all our environmental compliance functions and many of our human resources matters, and he manages many of our business transactions in an executive as well as legal capacity.  Our Chief

Accounting Officer, who also serves as our Treasurer, is responsible for our information technology functions and for financial analysis for our acquisition due diligence.  Accordingly, reviewing salary levels for our executive officers’ positions against executive positions at companies that we or our independent compensation consultant have identified as peer group companies is only one of many factors that we consider in assessing the competitiveness and reasonableness of our executive officers’ compensation.  The results of a study undertaken by Wilson Group™ at the request of the Compensation Committee concluded that our 2006 executive cash compensation was above the median due to our comparatively high base salaries, but our total direct compensation was below the median because unlike many of our competitors, we do not currently offer equity participations in our general partner or the Partnership as part of our compensation package.  See “—Compensation Methodology” above for a discussion of our independent compensation consultant’s role.

Annual Bonuses – Contractual

Two of our five named executive officers, Messrs. Slifka and Hollister, were eligible to receive non-discretionary contract-based bonuses in 2006.  Our CEO, Mr. Slifka, earned a 2006 non-discretionary bonus of $500,000 based upon our achievement of a specific target identified in his employment agreement with our general partner.  Under his employment agreement, Mr. Slifka was entitled to receive a non-discretionary cash bonus to the extent (up to $500,000) that our aggregate amount of Available Cash that is deemed to be Operating Surplus for the four consecutive calendar quarters ended December 31, 2006 exceeded $19,000,000.  For purposes of determining whether the specified target was achieved, our partnership agreement defines “Available Cash” to mean generally all cash on hand at the end of the applicable calendar quarter less the aggregate amount of cash reserves established by our general partner to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments, or other agreements, or (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four calendar quarters, plus all cash on hand on the date of determination of available cash for the applicable calendar quarter resulting from working capital borrowings made after the end of the calendar quarter.  Our partnership agreement defines “Operating Surplus” for any period to mean generally, on a cumulative basis and without duplication, (a) the sum of (i) $7.5 million, (ii) our cash balance on the closing date of our initial public offering, (iii) all cash receipts for the period from the closing date of our initial public offering through the last day of the applicable period, excluding cash from borrowings that are not working capital borrowings, sales of equity and debt securities and sales or other dispositions of assets outside the ordinary course of business, and (iv) working capital borrowings made after the end of a calendar quarter but before the date of determination of operating surplus for the calendar quarter, less (b) the sum of (i) all operating expenditures for the period from the closing date of our initial public offering through the last day of the applicable period, and (ii) the amount of cash reserves established by our general partner to provide funds for future operating expenditures.

Mr. Hollister, our Chief Financial Officer, also earned a 2006 non-discretionary bonus based upon our achievement of a specific target identified in his employment agreement with our general partner.  Under his employment agreement, Mr. Hollister was entitled to receive a bonus of $130,000, prorated for his tenure of employment with our general partner, based upon our achievement of targeted annual distributable cash flow in excess of $21,000,000 for the 2006 calendar year.  For purposes of determining whether the specified target was achieved, “distributable cash flow” means our net income plus depreciation and amortization, less our capital expenditures.

Annual Bonuses – Discretionary

We have historically established a cash bonus pool each year to fund discretionary bonus awards.  Historically, this bonus pool has been set in an amount equal to approximately ten percent (10%) of our pre-tax, pre-bonus accrual net income, as adjusted by the Compensation Committee, taking into account our performance during the then preceding calendar year.  The Compensation Committee determines discretionary bonus awards to our CEO.  Discretionary bonus awards for all other executive officers are determined by the Compensation Committee based upon recommendations by our CEO, taking into account our performance and the individual performance of each of our executive officers.  Our performance is measured by Available Cash that is deemed to be Operating Surplus (defined above), by the organic development of our existing markets, and by the achievement of accretive acquisitions that are “bolt-on” and/or “step-out” in nature.  “Bolt-on” acquisitions expand our geographic reach into markets that are adjacent to our existing markets, and allow us to leverage our existing expertise and customer and supplier relationships. “Step-out” transactions involve our acquisition of physical assets and expansion into new markets.  In addition to considering the nature and scope of the transactional work performed by our executive officers in 2006, review of their individual performance included consideration for each executive officer’s role in (i) effecting the transitional requirements of a newly public company including, without limitation, achieving compliance with applicable securities and corporate governance requirements such as Section 404 of the Sarbanes-Oxley Act of 2002, (ii) developing and deepening our investor relations, and (iii) advancing our growth strategies.  The aggregate amount of the discretionary bonus payment awarded to Mr. Hollister for his performance in 2006 and the contractual bonus paid to him for 2006 was equal to the discretionary bonus payments awarded to each of Messrs. Faneuil and Rudinsky for their performance in 2006.

Potential Future Compensation – Global Partners LP Long-Term Incentive Plan

We adopted a Long-Term Incentive Plan (the “LTIP”) immediately prior to our initial public offering.  No awards of any kind have been granted under the LTIP.  Management has engaged Wilson Group™ to make recommendations to management and the Compensation Committee with respect to the development and implementation of our LTIP as a performance based non-cash incentive for our named executive officers, senior officers, managers and independent directors in 2007.

Relationship of Compensation Elements to Compensation Objectives

We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties.  We use annual bonuses to align a portion of our executive officers’ compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial outcomes such as achieving increased quarterly distributions, expanding our terminaling storage capacity and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively manage weather sensitivity in our business.  Annual bonuses also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.  We offer a mix of traditional perquisites, such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees that are tailored to address our executive officers’ individual needs to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

In the event that we elect to institute awards under the LTIP, the objective of such a program would be to provide incentive and reward eligible participants for the achievement of long-term Partnership objectives, to facilitate the retention of key employees by investing them in our long-term performance, to continue to make our compensation mix more competitive, and to concretely align the interests of management with those of our unitholders.

Contractual Change of Control Provisions

The employment agreements between our general partner and each of Messrs. Slifka and Hollister and the deferred compensation agreement between our general partner and Mr. Faneuil include severance or deferred compensation payment provisions that are triggered upon a change of control as defined in the respective agreements.  The change of control provisions in Mr. Slifka’s employment agreement become operative if Mr. Slifka terminates his employment in the three hundred sixty (360) day period occurring ninety (90) days after the occurrence of a change of control.  The change of control provisions in Mr. Hollister’s employment agreement become operative if Mr. Hollister terminates his employment at any time for any reason within the first six (6) months of a change of control.  Mr. Hollister’s employment agreement also provides for accelerated vesting on any and all outstanding partnership options, restricted units, phantom units, unit appreciation rights and other similar rights held by Mr. Hollister on the date of termination (i) by the general partner without cause (as defined in the employment agreement), or (ii) by Mr. Hollister for constructive termination (as defined in the employment agreement) at any time within three (3) months before and twelve (12) months following a change of control.  Messrs. Slifka’s and Hollister’s employment agreements require a “double trigger” for payment of benefits upon the occurrence of a change in control, meaning that there must be a defined change in control plus a termination of the executive officer’s employment, although in each case the termination of employment is at the executive officer’s sole discretion.   Mr. Faneuil’s deferred compensation agreement provides for the payment of benefits in a lump sum within sixty (60) days of the effective date of a change in control.

For purposes of Mr. Hollister’s employment agreement and Mr. Faneuil’s deferred compensation agreement, a change of control is deemed to occur “on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner.”   Mr. Slifka’s employment agreement provides that a change of control is deemed to occur when none of Alfred A. Slifka, Richard Slifka and Eric Slifka or their respective family members or entities they control, individually or in the aggregate, directly or indirectly, owns a majority of the member interests in our general partner.  See “Potential Payments Upon Termination or Change of Control” below for a detailed discussion of the provisions in our executive officers’ employment agreements and Mr. Faneuil’s deferred compensation agreement related to termination, change of control and related payment obligations.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2006.   The table also presents information with respect to compensation of our former Chief Financial Officer, who served in said capacity from our date of formation through June 30, 2006.

Summary Compensation Table for 2006

			Non-Equity
			Incentive Plan	Change in	All Other
Name and Principal Position	Salary	Bonus	Compensation	Pension Value	Compensation	Total
	$	$	$	$	$	$

Eric Slifka	1,000,000	1,000,000	500,000	(457)	88,666	2,588,209
President and CEO (1) (2) (6) (7)

Thomas J. Hollister	275,000	94,466	65,534	—	12,239	447,239
EVP and CFO (1) (3) (4) (6) (8)

Edward J. Faneuil	358,050	160,000	—	16,045	21,871	555,966
EVP, General Counsel and Secretary (1) (6) (9)

Charles A. Rudinsky	260,000	160,000	—	49,593	14,463	484,056
EVP, Treasurer and Chief Accounting Officer (1) (6) (10) (11)

Thomas A. McManmon, Jr.	447,334	—	—	51,423	27,533	551,503
Former EVP and Former CFO (1) (5) (6) (12)

(1)             The bonuses and non-equity incentive plan compensation set forth in the preceding table represent the amounts paid to the listed executives by our general partner in 2007 as bonuses for service in 2006.  Those portions of Messrs. Slifka’s and Hollister’s bonus payments that were earned pursuant to their respective employment agreements with our general partner are shown as non-equity incentive plan compensation.  The discretionary bonuses paid to our named executive officers (shown under the column entitled “Bonuses” above) were awarded by the Compensation Committee and, except for payments to Mr. Slifka, were paid from our 2006 bonus pool.  We accrued for the 2006 bonus pool expenses for payments to Messrs. Hollister, Faneuil, Rudinsky and McManmon on our financial statements. We separately accrued for Mr. Slifka’s earned and discretionary bonus awards.

(2)             The aggregate amount of Mr. Slifka’s 2006 bonus includes a contractual bonus of $500,000 in accordance with the provisions of his employment agreement with our general partner and a discretionary performance bonus awarded to him by the Compensation Committee in the amount of $1,000,000.

(3)             Mr. Hollister was named Executive Vice President and Chief Financial Officer of our general partner effective July 1, 2006.  He was appointed Chief Operating Officer of our general partner effective February 1, 2007.  Mr. Hollister was neither employed by nor an executive officer of our general partner in 2005.  Mr. Hollister’s 2006 salary is prorated for the period from July 1 through December 31, 2006.

(4)             The aggregate amount of Mr. Hollister’s 2006 bonus includes a contractual bonus of $65,534 in accordance with the provisions of his employment agreement with our general partner and a discretionary performance bonus awarded to him by the Compensation Committee in the amount of $94,466.

(5)             Mr. McManmon was employed as Executive Vice President and Chief Financial Officer of our general partner for the period commencing with our formation and continuing through June 30, 2006.  Total salary paid to Mr. McManmon in 2006 includes $225,750 (prorated for the period from January 1 through June 30, 2006) plus $221,584 (aggregate monthly payments of $35,542 each for the months of July and August 2006 and $37,625 each for the months of September through December 2006, inclusive, pursuant to his employment agreement with our general partner dated August 17, 2006.)

(6)             All of our executive officers are eligible to participate in our general partner’s health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.  See “Other Benefits – Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement.  Our general partner’s 401(k) Savings and Profit Sharing Plan provides for discretionary matching contributions to the plan by our general partner.  See “401(k) Savings and Profit Sharing Plan” for additional information with respect to eligibility and permitted contributions to this plan.

(7)             With respect to Mr. Slifka, “All Other Compensation” for the year ended December 31, 2006 includes the following perquisites in connection with his employment by our general partner:  Employer contributions paid by us under our 401(k) plan; the estimated personal value of automobiles provided by us for Mr. Slifka’s use; life insurance and long-term disability insurance premiums paid by us; club memberships in the aggregate amount of $39,225 annually; and professional financial planning and tax advice fees paid by us.

(8)             With respect to Mr. Hollister, “All Other Compensation” for the year ended December 31, 2006 includes the following perquisites in connection with his employment by our general partner:  The estimated personal value of an automobile provided by us for Mr. Hollister’s use; and long-term disability insurance premiums paid by us.

(9)             With respect to Mr. Faneuil, “All Other Compensation” for the year ended December 31, 2006 includes the following perquisites in connection with his employment by our general partner:  Employer contributions paid by us under our 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil’s use; long-term disability insurance premiums paid by us; and club membership fees paid by us.

(10)       With respect to Mr. Rudinsky, “All Other Compensation” for the year ended December 31, 2006 includes the following perquisites in connection with his employment by our general partner:  Employer contributions paid by us under our 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky’s use; and long-term disability insurance premiums paid by us.

(11)       Mr. Rudinsky was promoted to Executive Vice President and appointed Treasurer of our general partner effective February 1, 2007.

(12)       With respect to Mr. McManmon, “All Other Compensation” for the year ended December 31, 2006 includes the following perquisites in connection with his employment by our general partner:  Employer contributions paid by us under our 401(k) plan; the estimated personal value of an automobile provided by us for Mr. McManmon’s use; long-term disability insurance premiums paid by us; club memberships paid by us; and professional financial planning and tax advice fees paid by us.

The following table provides information regarding awards of non-equity plan compensation to certain of our named executive officers as set forth in their respective employment agreements with our general partner.  These awards, which were granted and paid in 2007, are bonuses that our general partner became contractually obligated to pay upon the achievement of specified targets by the Partnership during the year ended December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

		Estimated Payments Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum

Eric Slifka
Bonus	1/23/07	(1)	$ 500,000	$ 500,000

Thomas J. Hollister
Bonus	1/23/07	(2)	$ 65,534	$ 65,534

(1)                                  Under Mr. Slifka’s employment agreement with our general partner, Mr. Slifka was entitled to receive a one-time cash payment for the year ended December 31, 2006 in an amount up to $500,000 to the extent, the aggregate amount of Available Cash deemed to be Operating Surplus, excluding any additional cash and cash equivalents resulting from working capital borrowings, for the four quarters ending December 31, 2006 exceeded $19,000,000.  Because the aggregate amount of Available Cash deemed to be Operating Surplus at December 31, 2006 exceeded $19,000,000 by more than $500,000, Mr. Slifka earned and received a one-time cash payment in the amount of $500,000, payable as soon as practicable after payment of the minimum quarterly distribution for the quarter ending December 31, 2006 owed to our general partner and to each unitholder, but no later than March 31, 2007.  See “Compensation Discussion and Analysis—Elements of Compensation – Annual Bonuses – Contractual” for definitions of “Available Cash” and “Operating Surplus.”

(2)                                  Under Mr. Hollister’s employment agreement with our general partner, Mr. Hollister was entitled to receive a one-time cash payment in the amount of $130,000, prorated for Mr. Hollister’s tenure of employment with our general partner during 2006, in the event our annual distributable cash flow for the 2006 calendar year exceeded $21,000,000.   See “Compensation Discussion and Analysis—Elements of Compensation – Annual Bonuses – Contractual” for the definition of “distributable cash flow.”

Employment and Related Agreements

Eric Slifka is employed as President and Chief Executive Officer pursuant to an employment agreement with our general partner.  The term of the agreement commenced on October 4, 2005 and continues through December 31, 2008 unless terminated earlier in accordance with the terms of the agreement.  The agreement provides for a base salary of $1,000,000 per year, subject to increase at the commencement of the years commencing January 1, 2007 and 2008 by the percentage increase, if any, in the consumer price index.  In addition, Mr. Slifka is eligible to receive annual cash bonuses based on (a) our results of operations and financial condition for each of 2005 and 2006 and (b) discretionary bonus amounts to be determined by the Compensation Committee for years after 2005.  Mr. Slifka is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka’s termination of employment.  See “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. Slifka’s employment agreement related to termination, change of control and related payment obligations.   Mr. Slifka also is subject to certain non-competition provisions included in the Omnibus Agreement, which non-competition obligations continue through December 31, 2010 unless terminated earlier pursuant to the terms of
Mr. Slifka’s employment agreement.

Thomas J. Hollister is employed as Executive Vice President and Chief Financial Officer pursuant to an employment agreement with our general partner.  Effective February 1, 2007, Mr. Hollister was also named Chief Operating Officer. Mr. Hollister’s employment commenced effective July 1, 2006 and is on an “at will” basis, meaning that Mr. Hollister’s employment has no specific duration and that, subject to the provisions of the agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason.  The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister’s base salary may be increased in the discretion of the Compensation Committee.  In addition, Mr. Hollister is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner (such amount to be prorated for the period from July 1, 2006 through December 31, 2006), provided that the Partnership achieves a distributable cash flow target.  Mr. Hollister also shall be entitled to participate in the LTIP or, in the event we do not make awards under the LTIP on or before June 30, 2007, to receive a secondary bonus in the amount of $250,000, payable over four years; provided, however, that Mr. Hollister must be employed by our general partner as of the date of each scheduled payment of the secondary bonus in order to be eligible to receive it.  The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister’s termination of employment.  The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter.  Also see “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. Hollister’s employment agreement related to termination, change of control and related payment obligations.

Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner.  Mr. Faneuil’s employment agreement became effective as of July 1, 2006 and continues through December 31, 2008 unless terminated earlier in accordance with the terms of the agreement.  The agreement provides for an annual base salary of $358,050 for the 12-month period commencing July 1, 2006.  Thereafter, Mr. Faneuil’s base salary will be reviewed by the Compensation Committee at least annually.  Mr. Faneuil also is entitled to receive discretionary bonuses as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner’s health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements.  If and when our LTIP is implemented, Mr. Faneuil shall be eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner.  The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil’s termination of employment.   The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter.   Mr. Faneuil also has entered into a deferred compensation agreement with our general partner.  See “—Deferred Compensation Agreements” below for a description of this non-qualified deferred compensation plan.  See “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. Faneuil’s employment agreement and deferred compensation agreement related to termination, change of control and related payment obligations.

Thomas A. McManmon, Jr. was employed as Executive Vice President and Chief Financial Officer from the date of our formation through June 30, 2006.  He currently is an employee of our general partner pursuant to an employment agreement dated August 17, 2006, which is effective as of July 1, 2006 through September 30, 2010.  Pursuant to the agreement, Mr. McManmon will perform services as an employee on an as-needed basis for up to 30 hours per week with such duties and responsibilities as may be reasonably assigned to him from time to time by the President and CEO of our general partner.  Under the agreement, Mr. McManmon will be paid a monthly salary of $35,542 for the period from July 1 through August 31, 2006, $37,625 for the period from September 1, 2006 through August 31, 2008, and $2,083 for the period from September 1, 2008 through September 30, 2010.  In addition to the compensation provided in the agreement, Mr. McManmon will be entitled to participate in our annual incentive or bonus plans at the discretion of our CEO for the year 2006 only.  During his term of employment, Mr. McManmon will be entitled to participate in all employee benefit plans except as otherwise provided under the agreement or to the extent such plans are duplicative of benefits otherwise provided under his employment agreement.  Mr. McManmon’s employment may be terminated prior to the expiration of his term of employment under certain circumstances as provided in the agreement. Mr. McManmon also has entered into a deferred compensation agreement with our general partner.  See “—Deferred Compensation Agreements” below for a description of this non-qualified deferred compensation plan.  See “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. McManmon’s employment agreement and deferred compensation agreement related to termination, change of control and related payment obligations.

Charles A. Rudinsky, Executive Vice President, Treasurer and Chief Accounting Officer, is an at will employee.

Deferred Compensation Agreements

On February 1, 2007 our general partner and Edward J. Faneuil entered into a deferred compensation agreement. Mr. Faneuil will be subject to the terms and conditions relating to confidential information, non-solicitation and non-competition as provided in the deferred compensation agreement.  See “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. Faneuil’s deferred compensation agreement related to termination, change of control and related payment obligations.

On August 17, 2006 our general partner and Thomas A. McManmon, Jr. entered into a deferred compensation agreement.   Mr. McManmon will be subject to the terms and conditions relating to confidential information, non-solicitation (until he attains age 75) and non-competition (until he attains age 72) as provided in the deferred compensation agreement.   See “Potential Payments Upon Termination or Change of Control” for a discussion of the provisions in Mr. McManmon’s deferred compensation agreement related to termination, change of control and related payment obligations.

Potential Payments upon a Change of Control or Termination

The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such executive officer assuming a December 31, 2006 termination date.

Constructive
				Termination	termination/
				by general	Breach by
	Change of		Permanent	partner	general
Name	Control	Death	Disability	without cause	partner	Nonrenewal

Eric Slifka (1)
Base salary	—	$ 2,000,000	$ 2,000,000	$ 2,000,000	$ 2,000,000	—
Bonus	—	$ 500,000	$ 500,000	$ 1,486,606	$ 1,486,606	—
Severance	$ 1,000,000	—	$ 1,869,977	$ 1,869,977	$ 1,869,977	$ 1,869,977
Fringe benefits	—	$ 177,332	$ 177,332	$ 177,332	$ 177,332	—

Thomas J. Hollister (2)
Severance	$ 1,100,000	—	—	$ 1,100,000	$ 1,100,000	—
Fringe benefits	$ 24,478	—	—	$ 24,478	$ 24,478	—

Thomas A. McManmon, Jr. (3)
Severance	—	$ 752,550	$ 752,550	—	—	—
Deferred Compensation	$ 857,625	$ 857,625	$ 1,275,000	$ 1,275,000	$ 1,275,000	—

Edward J. Faneuil (4)
Severance	—	—	—	$ 716,100	$ 716,100	—
Deferred Compensation	$ 755,388	$ 755,388	$ 755,388	$ 1,050,000	$ 1,050,000	—
Fringe benefits	—	—	—	$ 21,231	$ 21,231	—

(1)          Eric Slifka:

The employment agreement between our general partner and Mr. Slifka provides that upon the occurrence of a “change of control” (defined below), our general partner will pay Mr. Slifka an amount equal to his base salary as in effect on the date of termination, payable in a lump sum within ten (10) days of the date of termination.  Under this employment agreement, a “change of control” is deemed to have occurred when none of Alfred A. Slifka, Richard Slifka and Eric Slifka or their respective family members or entities they control, individually or in the aggregate, directly or indirectly, owns a majority of the member interests in our general partner.

Mr. Slifka’s employment agreement also provides, upon termination of employment for death or “permanent disability” (defined below), that Mr. Slifka will receive all compensation and all benefits pursuant to the terms of the agreement through December 31, 2008.

In the event of a permanent disability, assuming a termination date of December 31, 2006, Mr. Slifka would have been entitled to receive a severance payment in the amount of $1,869,977 (75% times the sum of (i) the base salary in effect on the date of termination, and (ii) the average of the bonuses earned by Mr. Slifka in the two calendar years immediately preceding the date of termination), payable in twenty-four (24) equal monthly installments beginning no later than January 1, 2009.  For purposes of Mr. Slifka’s employment agreement, “permanent disability” is defined as a physical or mental disability or impairment which renders Mr. Slifka unable, with or without reasonable accommodation, to perform the essential functions of his job for a period of at least ninety (90) consecutive days, which disability or impairment is either expected to continue for at least an additional ninety (90) consecutive days or to be of indefinite duration.

In the event of termination “for cause” (defined below), assuming a termination date of December 31, 2006, Mr. Slifka would have been entitled to receive all compensation and all benefits pursuant to the terms of the employment agreement until the date of termination, but Mr. Slifka would not have been entitled to receive any bonus.  For purposes of this employment agreement, “cause” is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement or of the Omnibus Agreement, which agreement contains non-competition provisions applicable to Mr. Slifka.

In the event of termination without cause or constructive termination (defined below), and assuming a termination date of December 31, 2006,  Mr. Slifka would have been entitled to receive in a lump sum on the date of termination (i) $2,000,000 (his base salary as in effect on the date of termination for each year or portion of a year commencing on the date of termination and ending on December 31, 2008), plus (ii)  $1,500,000 (the bonus earned in the calendar year immediately preceding the date of termination and unpaid at the date of termination), plus (iii) $1,869,977 (a severance amount equal to the product of 75% and the sum of (a) the base salary as in effect on the date of termination, and (b) the average of bonuses earned in the two calendar years immediately preceding the date of termination.)  Additionally, Mr. Slifka would remain eligible through December 31, 2008 to participate in our general partner’s health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees, and he would continue to receive such additional fringe benefits as are consistent with benefits provided to him under prior arrangements and in accordance with past practice, including a matching contribution under our general partner’s 401(k) plan, supplemental life insurance, supplemental long-term disability insurance, automobile fringe benefits, club membership fees and financial planning and tax advice fees.  In the event of termination without cause or constructive termination, Mr. Slifka may elect early termination of the non-competition restrictions contained in Section 2.1 of the Omnibus Agreement.  Assuming a December 31, 2006 termination date, upon such election the non-competition provisions would remain applicable to Mr. Slifka only through December 31, 2007 and Mr. Slifka would forfeit the entire severance amount of $1,869,977. For purposes of the employment agreement between our general partner and Mr. Slifka, “constructive termination” is termination of employment as a result of any substantial diminution, without Mr. Slifka’s written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) any change in the reporting structure so that he no longer reports solely to our Board of Directors or (c) a relocation of the place of work further than forty (40) miles from Waltham, Massachusetts.

If, as of December 31, 2008, the employment agreement between our general partner and Mr. Slifka has not been otherwise terminated and our general partner and Mr. Slifka have not entered into an employment agreement pursuant to which Mr. Slifka will be employed as our President and Chief Executive Officer commencing on January 1, 2009,

Mr. Slifka will be entitled to receive a non-renewal payment.   Assuming a December 31, 2006 termination date, such non-renewal payment would have been in an amount equal to $1,869,977 (the product of 75% and the sum of (i) the base salary as in effect on the date of termination, and (ii) the average of bonuses earned in the two calendar years immediately preceding the date of termination), payable in twenty-four (24) equal monthly installments beginning January 1, 2009.  Notwithstanding the foregoing, Mr. Slifka may elect to forfeit all or a portion of the non-renewal severance amount in exchange for early termination of the non-competition restrictions contained in Section 2.1 of the Omnibus Agreement.  Assuming a December 31, 2006 termination date, upon such election the non-competition provisions would remain applicable to Mr. Slifka only through December 31, 2007 and Mr. Slifka would forfeit the entire non-renewal severance amount of $1,869,977.

Our general partner is obligated to reimburse Mr. Slifka for the federal excise tax and any tax imposed upon such reimbursement amount including, but not limited to, any federal taxes, including Medicare tax, and state taxes, if any, which become due on compensation and severance paid pursuant to the employment agreement between our general partner and Mr. Slifka.

(2)          Thomas J. Hollister:

The employment agreement between our general partner and Mr. Hollister provides, upon termination of his employment for any reason, that Mr. Hollister will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Hollister in accordance with the established plans and policies of our general partner or applicable law.

In the event of a change in control (defined below), Mr. Hollister’s employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination.  No such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2006.  Pursuant to the employment agreement between our general partner and Mr. Hollister, a “change in control” is deemed to have occurred on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner.

In the event of termination of Mr. Hollister’s employment without cause, or in the event of constructive termination (defined below), and assuming a December 31, 2006 termination date, Mr. Hollister would have been entitled to receive a severance payment of $1,100,000 (twice his base salary), payable monthly in twenty-four (24) equal installments.  During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner’s health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees.  The employment agreement between our general partner and Mr. Hollister defines “constructive termination” as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, (ii) the uncured failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, (iii) Mr. Hollister’s desire to terminate his employment at any time for any reason within the first six (6) months of a change in control, provided that he gives notice of termination within thirty (30) days after the expiration of such six (6) month period, or (iv) any material diminution in working conditions consisting of (A) a material reduction in duties and responsibilities, (B) any change in the reporting structure so that Mr. Hollister no longer reports to our President and Chief Executive Officer, (C) a relocation of place of work further than forty (40) miles from Waltham, Massachusetts, or (D) a reduction in base salary.  Assuming a December 31, 2006 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three (3) months before a change in control and twelve (12) months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described in the preceding paragraph.

Our general partner is obligated to reimburse Mr. Hollister for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Hollister’s actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Hollister in connection with the employment agreement.

(3)          Thomas A. McManmon, Jr.

The employment agreement between our general partner and Mr. McManmon provides that, upon termination of his employment for death or disability (defined below), Mr. McManmon (or his estate or conservator or guardian, as applicable) will receive the remaining unpaid portion of any unpaid payment for services for the remaining term of the agreement.  Assuming a termination date of December 31, 2006, the payment for services for the remainder of the term would include monthly payments of $37,625 for the period from January 1, 2007 through August 31, 2008 and $2,083 for the period from September 1, 2008 through August 31, 2010.  “Disability” is defined in the employment agreement to mean that Mr. McManmon is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or if he is determined to be totally disabled by the Social Security Administration, or if he is determined to be disabled in accordance with the long-term disability plan, if any, of our general partner in which he participates.

Our general partner and Thomas A. McManmon, Jr. entered into a deferred compensation agreement pursuant to which Mr. McManmon will be paid the sum of $85,000 per year (the “Deferred Compensation”) in equal monthly installments of $7,083.33 on the first business day of each month for 15 years (180 months) commencing on October 1, 2010.  The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. McManmon’s employment for cause or Mr. McManmon terminates his employment for any reason other than death or disability prior to September 1, 2010.  On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement only for cause.  In the event of Mr. McManmon’s death prior to his receiving the aggregate amount of the Deferred Compensation, our general partner will pay Mr. McManmon’s beneficiary a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. McManmon.

(4)          Edward J. Faneuil

The employment agreement between our general partner and Mr. Faneuil provides that, upon termination of his employment for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law.  In the event of termination of Mr. Faneuil’s employment by the general partner without cause, or in the event of constructive termination, and assuming a December 31, 2006 termination date, Mr. Faneuil would have been entitled to receive a severance payment of $716,100 (twice his base salary), payable monthly in twenty-four (24) equal installments.  In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period.

Our general partner and Edward J. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the “Deferred Compensation”) in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following the termination of Mr. Faneuil’s employment with our general partner for reasons other than cause, subject to earlier termination as provided in the agreement.  In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil’s employment prior to August 1, 2014 for cause or Mr. Faneuil terminates his employment for any reason other than death, disability or constructive termination as defined in Mr. Faneuil’s employment agreement.  On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for cause or if our general partner subsequently determines within 18 months of Mr. Faneuil’s termination that circumstances which would give rise to a for cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination.  In the event of Mr. Faneuil’s death prior to his receiving the aggregate amount of the Deferred Compensation, our general partner will pay Mr. Faneuil’s beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil.  If there is a change in control or Mr. Faneuil is determined to have a disability prior to his receiving the aggregate amount of the Deferred Compensation, our general partner will pay to Mr. Faneuil within 60 days of the effective date of the change in control or the determination of disability a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the change in control or disability not occurred.

Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil’s actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection with the employment agreement.  Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Internal Revenue Code and related regulations and Treasury pronouncements.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2006 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2006

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	20	171,882	—
Thomas J. Hollister (2)	(1)	—	—	—
Thomas A. McManmon, Jr.	(1)	28	766,135	—
Edward J. Faneuil	(1)	16	273,538	—
Charles A. Rudinsky (3)	(1)	23	498,026	—

(1)          Global Partners LP Pension Plan

(2)          Mr. Hollister, whose employment with our general partner began July 1, 2006, will not be eligible to participate in the Global Partners LP Pension Plan until he has completed one year of service.

(3)          From 1984 through 1988, Mr. Rudinsky was employed by National Petroleum Corporation, Inc.  In 1988, a predecessor of the Partnership acquired all of the outstanding capital stock of National Petroleum Corporation, Inc. and Mr. Rudinsky became an employee of said predecessor of the Partnership.  In connection with this acquisition, and for purposes of the Global Partners LP Pension Plan, Mr. Rudinsky was credited with 4 additional years of service for the period from 1984 through 1988.

All employees who (1) are 21 years of age or older, (2) are not covered by a collective bargaining agreement, (3) have been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Pension Plan and (4) have worked for our predecessor, our general partner or one of our operating subsidiaries at least 1,000 hours during the applicable plan year are eligible to participate in the  Global partners LP Pension Plan (the “Pension Plan”).  An employee is fully vested in benefits under the Pension Plan after completing five years of service or upon termination due to death, disability or retirement. When an employee retires at age 65, the employee can elect to receive either a lump sum distribution or monthly benefit payments under the Pension Plan equal to (1) 23% of the employee’s average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay (“Average Compensation”) plus (2) 19.5% of the employee’s Average Compensation in excess of his monthly “covered compensation” for Social Security purposes, as provided in the Pension Plan. However, if an employee completes less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. If an employee is terminated before age 65, his benefit beginning at age 65 would be based on his Average Compensation multiplied by a fraction, the numerator of which is a number of years of service at termination (not to exceed 30) and the denominator of which is the number of years such employee would have served (not to exceed 30) had he stayed until age 65. An employee who is terminated after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence.

The following table sets forth the estimated annual pension benefits payable upon retirement under the Global Partners LP Pension Plan formula to persons in the specified compensation and years of service classifications:

Highest Consecutive 5-Year	Estimated Annual Pension for Representative Years of Credited Service
Average Compensation $	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
	$	$	$	$	$	$
125,000	7,027	14,053	21,080	28,107	35,133	42,160
150,000	8,797	17,595	26,392	35,190	43,987	52,785
175,000	10,568	21,137	31,705	42,273	52,841	63,410
200,000	12,339	24,678	37,017	49,357	61,696	74,035
225,000 and above	14,110	28,220	42,330	56,440	70,550	84,660

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

401(k) Savings and Profit Sharing Plan

Our predecessor, Global Companies LLC, adopted a 401(k) Savings and Profit Sharing Plan for the benefit of employees of Global Companies LLC and their affiliates, which plan was transferred to our general partner for our benefit in connection with our initial public offering.  Our general partner will maintain the 401(k) Savings and Profit Sharing Plan.  The plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations.  Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s pre-tax annual compensation, subject to certain limitations under federal law.  Eligible employees may elect to contribute up to 60% of their compensation to the plan for each plan year.  Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index.  Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions are subject to a vesting schedule ranging from two to six years.  The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Compensation of Directors

The following table sets forth certain information concerning the compensation earned by our directors in 2006.

Director Compensation for 2006

Name	Fees Earned or Paid in Cash	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	Total
Alfred Slifka	$ 38,000	$ —	$ 38,000
Richard Slifka	39,000	—	39,000
Eric Slifka (1)	—	(457)	—
Robert J. McCool	54,000	—	54,000
David McKown (2)	53,000	—	53,000
Kenneth I. Watchmaker	54,000	—	54,000

(1)          Mr. Eric Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director.  He participates in the Global Partners LP Pension Plan pursuant to his employment agreement with our general partner, and not in his capacity as a director.

(2)          Mr. McKown also receives a $20,000 per year advisory fee from Alliance Energy Corp., which is a related party to the Partnership.

Officers or employees of our general partner or an affiliate thereof who also serve as directors do not receive additional compensation.   Directors who are not officers or employees of our general partner or an affiliate thereof (1) receive: (a) $30,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. As of December 31, 2006, no awards had been granted under the LTIP.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.  Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2006, the Compensation Committee of Global GP LLC’s board of directors has comprised Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its subsidiaries.  Mr. Alfred Slifka serves as the Chairman of the board of directors and is an employee of Alliance Energy Corp., which is a related party to (and customer of ) the Partnership.  Mr. Richard Slifka serves as Vice Chairman of our general partner’s board of directors and is the Treasurer and an employee of Alliance Energy Corp.  Mr. Eric Slifka serves as a director of Alliance Energy Corp.

Compensation Committee Report

The Compensation Committee of Global GP LLC held five meetings during fiscal year 2006.  The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

David McKown (Chairman)
Robert J. McCool
Kenneth I. Watchmaker

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 1, 2007 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Kayne Anderson Capital Advisors L.P.(2)	861,000	15.3%	—	—	7.6%
Richard A. Kayne(2)	861,000	15.3%	—	—	7.6%
Global Petroleum Corp.(3)	2,267	*	1,723,196	30.5%	15.3%
Larea Holdings LLC(4)	742	*	564,242	10.0%	5.0%
Larea Holdings II LLC(5)	371	*	282,121	5.0%	2.5%
Montello Oil Corporation(6)	3,086	*	2,344,992	41.6%	20.8%
Sandwich Terminal, L.L.C.(7)	11	*	8,464	*	*
Chelsea Terminal Limited Partnership(8)	947	*	719,409	12.8%	6.4%
Amy Cook(5)	6,171	*	282,121	5.0%	2.6%
Karen Dattilo(5)	6,171	*	282,121	5.0%	2.6%
Andrew Slifka(5)	6,171	*	282,121	5.0%	2.6%
Alfred A. Slifka(3)(6)(7)(8)(9)	6,411	*	4,796,061	85.0%	42.6%
Richard Slifka(3)(6)(7)(8)(9)	6,311	*	4,796,061	85.0%	42.6%
Eric Slifka(4)	26,242	*	564,242	10.0%	5.2%
Thomas J. Hollister	5,000	*	—	—	*
Thomas A. McManmon, Jr.(10)	32,500	*	—	—	*
Edward J. Faneuil	12,400	*	—	—	*
Charles A. Rudinsky	5,000	*	—	—	*
David K. McKown	0	—	—	—	—
Robert J. McCool	4,800	*	—	—	*
Kenneth I. Watchmaker	0	—	—	—	—
All directors and executive officers as a group (9 persons)(11)	59,853	1.1%	5,360,303	95.0%	48.0%

*                    Less than 1%

(1)             The address for each person or entity listed, other than Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)             According to a Schedule 13G filed on February 16, 2007, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne as of December 31, 2006 beneficially owned 861,000 common units, or 15.26% of total common units outstanding, representing a 7.63% limited partner interest in Global Partners LP. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(3)             ASRS Global General Partnership owns 100% of the ownership interests in Global Petroleum Corp.  Alfred A. Slifka and Richard Slifka are equal owners of ASRS Global General Partnership.  As general partners of ASRS Global General Partnership, Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(4)             Eric Slifka owns 100% of the ownership interests in Larea Holdings LLC and has sole voting and investment power with respect to units owned by Larea Holdings LLC.  Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC.  Eric Slifka is the son of Alfred A. Slifka.

(5)             Amy Cook, Karen Dattilo and Andrew Slifka each has a 33 1/3% ownership interest in Larea Holdings II LLC and share proportionate voting and investment power with respect to units owned by Larea Holdings II LLC.  Each of Amy Cook, Karen Dattilo and Andrew Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC.  Amy Cook, Karen Dattilo and Andrew Slifka are the children of Richard Slifka.

(6)             ASRS Montello General Partnership owns 72.8% of the ownership interests in Montello Oil Corporation.  Alfred A. Slifka and Richard Slifka are equal owners of ASRS Montello General Partnership.  Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.  Alfred Slifka Montello Irrevocable Trust (“AS Montello”) owns 13.6% of Montello.  Alfred A. Slifka is the beneficial owner of AS Montello.  Richard Slifka Montello Irrevocable Trust (“RS Montello”) owns 13.6% of Montello.  Richard Slifka is the beneficial owner of RS Montello.

(7)             Alfred A. Slifka and Richard Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(8)             Chelsea Terminal Corp. is the general partner of Chelsea Terminal Limited Partnership.  Alfred A. Slifka and Richard Slifka are equal owners of Chelsea Terminal Corp. and each owns a 50% limited partner interest in Chelsea Terminal Limited Partnership.  Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(9)             Beneficially owned unit amounts for each of Alfred A. Slifka and Richard Slifka consist of the units owned by Global Petroleum Corp., Montello Oil Corporation, Sandwich Terminal, L.L.C. and Chelsea Terminal Limited Partnership.  Alfred A. Slifka and Richard Slifka are brothers.

(10)       31,000 common units are owned directly by the reporting person, and 1,500 common units are owned indirectly by the reporting person’s son.  The reporting person disclaims beneficial ownership of the securities owned by his son.

(11)       Units held by Thomas A. McManmon, Jr. are not included in the units held by “All directors and executive officers as a group (9 persons).”  Effective July 1, 2006, Thomas J. Hollister succeeded Thomas A. McManmon Jr. as Chief Financial Officer of our general partner.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and right	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	564,242
Total	—	—	564,242

(1)             For a description of the material terms of the Long-Term Incentive Plan, please see Item 11, “Executive Compensation—Long-Term Incentive Plan.”

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

Affiliates of our general partner, including directors and executive officers of our general partner, own 60,224 common units and 5,642,424 subordinated units representing a 49.5% limited partner interest in us.  In addition, our general partner owns a 2% general partner interest in us.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 98% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 60,224 common units and all of the subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 2% general partner interest and $9.4 million on their common units and subordinated units.

Payments to our general partner and its affiliates

Our general partner does not receive a management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. Our partnership agreement provides that our general partner determines the amount of these expenses.

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

Omnibus Agreement

Upon the closing of our initial public offering, we entered into an omnibus agreement with certain members of the Slifka family and our general partner that addresses the following matters:

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

Noncompetition

Each of Alfred A. Slifka, Chairman of our general partner, and Richard Slifka, Vice Chairman of our general partner, agreed, and caused their affiliates to agree, for so long as such individual, Eric Slifka, President, Chief Executive Officer and a director of our general partner, or controlled affiliates thereof, individually or as part of a group, control our general partner, and Eric Slifka agreed, and caused his affiliates to agree, through December 31, 2010, unless his obligation is terminated earlier pursuant to the terms of his employment agreement with our general partner, not to engage in, acquire or invest in any business having assets engaged in the following businesses:  (1) the wholesale marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products in the United States, provided such activity generates qualifying income (as defined in Section 7704 of the Internal Revenue Code); (2) the storage of refined petroleum products in connection with any of the activities described in (1); and (3) bunkering.  These restrictions will not apply to:

•       any assets not contributed to us in connection with our initial public offering, including any replacements and natural extensions thereof;

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

Indemnification

Under the omnibus agreement, Global Petroleum Corp. and certain of its affiliates and our general partner (collectively, the “Indemnitors”) will indemnify us for five years after the closing of our initial public offering against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and indefinitely against claims for covered environmental liabilities made before the fifth anniversary of the closing of our initial public offering and indefinitely against potential liabilities resulting from the two lawsuits alleging MTBE contamination in the groundwater in Massachusetts in which Global Companies LLC is a named defendant.  Please read Items 1 and 2, “Business and Properties—Legal Proceedings—Environmental.”  The obligation of the Indemnitors will not exceed $7.5 million and they do not have any indemnification obligation in any 12-month period (starting with the closing date of our initial public offering) until our losses for that period exceed $400,000 in the aggregate and then only to the extent such aggregate losses exceed $400,000.  Any unused amounts, including carried over unused amounts, will be carried over to the next 12-month period.  After the fifth anniversary of the closing of our initial public offering, the annual deductible (not including carried over amounts) will be reduced to $150,000.  The Indemnitors have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.

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

Shared Services Agreements

We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy Corp.  We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties.  Under each agreement, we provide Global Petroleum Corp. and Alliance Energy Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy Corp., as applicable, pay us an amount based upon the cost associated with provision of such services.  In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services.  We paid to Global Petroleum Corp. a net total of $78,000 and received from Alliance Energy Corp. a total of $757,000 for the year ended December 31, 2006.

Throughput Agreement with Global Petroleum Corp.

We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts.  We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties.  This agreement provides for more than two million barrels of storage capacity for our refined petroleum products.  We retain the title of all products stored at this terminal.  Please also see Items 1 and 2, “Business and Properties—Storage—Bulk Terminals That We Own or Operate or at Which We Maintain Dedicated Storage—Revere Terminal (Revere, Massachusetts)” for more information.  The term of this agreement ends December 31, 2013.  The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice.  We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs.  Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.0 million for the year ended December 31, 2006.  Throughout the term of the Throughput Agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.

Some members of our management team are also officers and/or directors of two of our affiliates, Global Petroleum Corp. and Alliance Energy Corp.  Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Alfred A. and Richard Slifka.  Messrs. Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement.  Please read “—Shared Services Agreements.”

Alliance Energy Corp. is 90% owned by members of the Slifka family.  Alfred A. and Richard Slifka each own 15% of Alliance Energy Corp., and they together control another 60% of this entity through voting trusts for the benefit of their six children, each of whom owns 10% of Alliance Energy Corp.  In addition, Mr. McManmon owns 5% of Alliance Energy Corp., and the remaining 5% ownership interest is held by a former employee of Global Companies LLC, Willard Poires.  Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Alliance Energy Corp.  Please read “—Shared Services Agreements.”

Director Independence

Please see Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14.                   Principal Accountant Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2006 calendar year.  The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm.  All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

Fees paid to Ernst & Young LLP were as follows (in thousands):

	2006	2005
Audit Fees(1)	$1,250	$1,422
Audit Related Fees	27	40
Tax Fees(2)	495	329
Total	$1,772	$1,791

(1)   Represents fees for professional services provided in connection with the audits of our annual financial statements and reviews of our quarterly financial statements.  Audit fees for 2006 also included Ernst & Young’s audit of the effectiveness of our internal control over financial reporting at December 31, 2006, and fees for 2005 included audits performed as part of our registration statement filings.

(2)   Tax fees included tax planning and tax return preparation.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)	The following documents are included with the filing of this report:

	1.	Financial statements

See “Index to Financial Statements” on page F-1.

	2.	Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	3.	Exhibits

See “Exhibit Index” immediately following the financial statement schedules in this Annual Report on Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated herein by reference.

(b)	The following documents are filed as Exhibits to this report:

3.1	—

First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2005).

10.1	—

Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2005).

10.2^	—

Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) filed on July 1, 2005).

10.3	—

Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).

10.4	—

Amended and Restated Services Agreement, dated October 4, 2005, by and between Alliance Energy Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2005).

10.5	—

Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).

10.6^	—	Employment Agreement dated October 4, 2005, by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2005).

10.7	—

Contribution, Conveyance and Assumption Agreement, dated October 4, 2005, by and among Global GP LLC, Global Partners LP, Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC, Global Petroleum Corp., Larea Holdings LLC, Larea Holdings II LLC, Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2005).

10.8	—

Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 11, 2005).

10.9	—

First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2005).

10.10^	—

Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).

10.11	—

Second Amendment to Credit Agreement, dated as of August 2, 2006, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2006).

10.12^	—	Agreement dated August 17, 2006, by and between Global GP LLC and Thomas A. McManmon, Jr. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2006).

10.13^	—

Deferred Compensation Agreement dated August 17, 2006, by and between Global GP LLC and Thomas A. McManmon, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 21, 2006).

10.14^

Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007).

10.15^

Deferred Compensation Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2007).

21.1*	—	List of Subsidiaries of Global Partners LP.

23.1*		Consent of Ernst & Young LLP

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: March 16, 2007		By:	/s/ ERIC SLIFKA
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ ERIC SLIFKA	President, Chief Executive Officer and Director
Eric Slifka	(Principal Executive Officer)

Executive Vice President, Chief Operating Officer
/s/ THOMAS J. HOLLISTER	and Chief Financial Officer
Thomas J. Hollister	(Principal Financial Officer)

Executive Vice President, Treasurer
/s/ CHARLES A. RUDINSKY	and Chief Accounting Officer
Charles A. Rudinsky	(Principal Accounting Officer)

/s/ ALFRED A. SLIFKA	Chairman
Alfred A. Slifka

/s/ RICHARD SLIFKA	Vice Chairman
Richard Slifka

/s/ DAVID K. MCKOWN	Director
David K. McKown

/s/ ROBERT J. MCCOOL	Director
Robert J. McCool

/s/ KENNETH I. WATCHMAKER	Director
Kenneth I. Watchmaker

INDEX TO FINANCIAL STATEMENTS

GLOBAL PARTNERS LP FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated/Combined Statements of Income for the year ended December 31, 2006, the periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005 and the Year Ended December 31, 2004

Consolidated/Combined Statements of Cash Flows for the year ended December 31, 2006, the periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005 and the Year Ended December 31, 2004

Consolidated/Combined Statements of Partners’/Members’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GPLLC
and Unitholders of Global Partners LP

We have audited the accompanying consolidated balance sheets of Global Partners LP (“the Partnership”), as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ equity and cash flows for the year ended December 31, 2006 (successor) and for the period from October 4, 2005 through December 31, 2005 (successor) and the combined statements of income, members’ equity, and cash flows for the period from January 1, 2005 through October 3, 2005 (predecessor), and the year ended December 31, 2004 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15 (c).  These financial statements and schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Partners LP at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 (successor) and for the period from October 4, 2005 through December 31, 2005 (successor), the period from January 1, 2005 through October 3, 2005 (predecessor), and the year ended December 31, 2004 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the accompanying financial statements, the Partnership has restated its balance sheet for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Partners LP’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 16, 2007

GLOBAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,861	$1,769
Accounts receivable, less allowance of $2,756 and $2,084 as of December 31, 2006 and 2005, respectively	202,580	237,861
Accounts receivable—affiliates	1,988	2,005
Inventories	288,067	260,714
Available for sale securities	13,913	—
Brokerage margin deposits	625	9,210
Fair value of forward fixed contracts	66,115	—
Prepaid expenses and other current assets	18,924	7,781
Total current assets	596,073	519,340

Property and equipment, net	31,657	21,975
Intangible assets, net	9,076	10,603
Other assets	2,081	2,838
Total assets	$638,887	$554,756

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$222,034	$259,463
Revolving line of credit – current portion	188,700	95,800
Notes payable, other—current portion	319	297
Accrued expenses and other current liabilities	35,573	28,615
Income taxes payable	1,164	1,200
Obligations on forward fixed contracts and other derivatives	—	1,038
Total current liabilities	447,790	386,413

Revolving line of credit – less current portion	82,000	85,800
Notes payable, other—less current portion	1,239	1,559
Accrued pension benefit cost	3,170	3,187
Deferred compensation	1,429	1,236
Other long-term liabilities	20	253
Total liabilities	535,648	478,448
Commitments and contingencies (See Note 12)	—	—

Partners’ equity
Common unitholders (5,642,424 units issued and outstanding at December 31, 2006 and 2005)	104,212	97,512
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2006 and 2005)	(13,672)	(20,372)
General partner interest (2% interest with 230,303 equivalent units outstanding at December 31, 2006 and 2005)	(560)	(832)
Accumulated other comprehensive income	13,259	—
Total partners’ equity	103,239	76,308
Total liabilities and partners’ equity	$638,887	$554,756

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED/COMBINED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Successor		Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2006	2005	2005	2004
	Consolidated	Consolidated	Combined	Combined
Sales	$4,472,418	$1,248,899	$2,796,959	$3,187,569
Cost of sales	4,359,192	1,219,991	2,734,150	3,111,697
Gross profit	113,226	28,908	62,809	75,872

Costs and operating expenses:
Selling, general and administrative	43,027	10,515	29,932	33,439
Operating expenses	22,158	4,924	14,775	19,608
Amortization expenses	1,528	389	1,234	825
Total costs and operating expenses	66,713	15,828	45,941	53,872

Operating income	46,513	13,080	16,868	22,000

Interest expense	(11,901)	(2,686)	(7,275)	(4,700)
Other income (expense)	515	—	(900)	9

Income before income tax expense	35,127	10,394	8,693	17,309

Income tax expense	(1,666)	(986)	—	—

Net income	$33,461	$9,408	$8,693	$17,309

Less:
General partners’ interest in net income	(669)	(188)
Limited partners’ interest in net income	$32,792	$9,220

Net income per limited partner unit— basic and diluted(1)	$2.46	$0.70

Weighted average limited partners’ units outstanding—basic and diluted	11,285	11,285

Distributions per limited partner unit	$1.72

(1)    See Note 2 of Notes to Financial Statements for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor		Predecessor
		October 4	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2006	2005	2005	2004
	Consolidated	Consolidated	Combined	Combined
Cash flows from operating activities
Net income	$33,461	$9,408	$8,693	$17,309
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,110	953	2,922	3,232
Write-offs and amortization of deferred financing fees	403	392	220	381
Loss on surrender of split dollar insurance policy	—	—	1,050	—
Loss (gain) on disposition of property and equipment and other	177	(3)	34	(299)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	35,281	(62,122)	(17,304)	(40,523)
Accounts receivable—affiliate	17	4,341	(168)	(3,864)
Inventories	(27,353)	14,339	(109,467)	(17,887)
Prepaid expenses, all other current assets and other assets	(3,282)	14,581	(14,446)	(6,185)
Accounts payable	(37,429)	61,478	57,500	(20,828)
Income taxes payable	(35)	1,200
Accrued expenses and all other current liabilities	7,323	7,100	(3,641)	6,148
Change in fair value of forward fixed contracts	(67,152)	(85,977)	80,527	(19,959)
Other long-term liabilities	—	248	(210)	522
Net cash (used in) provided by operating activities	(54,479)	(34,062)	5,710	(81,953)
Cash flows from investment activities
Terminal acquisitions	(6,551)	—	—	(724)
Maintenance capital expenditures	(1,971)	(760)	(1,024)	(1,301)
Capital improvement expenditures	(3,944)	—	—	—
Proceeds from the sale of property and equipment	24	12	144	859
Net cash used in investment activities	(12,442)	(748)	(880)	(1,166)
Cash flows from financing activities
Proceeds from revolving line of credit, net	89,100	181,600	—	—
Payments on note payable, other	(298)	(71)	(206)	(259)
Distributions to partners	(19,789)	—	—	—
Issuance of common units, net of underwriter discount	—	115,289	—	—
Offering costs	—	(4,002)	—	—
Redemptions of common units from the predecessor members as a result of over-allotment option exercise concurrent with initial public offering	—	(15,098)	—	—
Distributions to the predecessor members concurrent with IPO	—	(45,250)	—	—
Payments of deferred financing fees	—	(1,024)	—	—
(Payments on) proceeds from revolving line of credit under Former Credit Facility, net	—	(149,000)	9,100	97,500
(Payment on) proceeds from term loan	—	(51,000)	—	51,000
Payments to RYTTSA	—	—	—	(43,230)
Payments on note payable to bank	—	—	—	(6,000)
Distributions to members	—	—	(11,895)	(16,041)
Net cash provided by (used in) financing activities	69,013	31,444	(3,001)	82,970
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	2,092	(3,366)	1,829	(149)
Cash and cash equivalents at beginning of period	1,769	5,135	3,306	3,455
Cash and cash equivalents at end of period	$3,861	$1,769	$5,135	$3,306
Supplemental information
Cash paid during the year for interest	$11,780	$2,609	$7,969	$4,119

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED/COMBINED STATEMENTS OF PARTNERS’/MEMBERS’ EQUITY
(In thousands)

	Predecessor	Successor
	Global				Accumulated
	Companies			General	Other	Total
	LLC and	Common	Subordinated	Partner	Comprehensive	Partners’
	Affiliates	Unitholders	Unitholders	Interest	Income	Equity

Predecessor:
Balance December 31, 2003	$42,565	$—	$—	$—	$—	$42,565
Net income and total comprehensive income	17,309	—	—	—	—	17,309
Distribution to members	(16,041)	—	—	—	—	(16,041)
Effect of RYTTSA transaction	(20,670)	—	—	—	—	(20,670)
Balance December 31, 2004	23,163	—	—	—	—	23,163
Distribution to members	(11,895)	—	—	—	—	(11,895)
Net income and total comprehensive income through October 3, 2005	8,693	—	—	—	—	8,693
Balance October 3, 2005	19,961	—	—	—	—	19,961
Successor:
Consolidated
Allocation of net predecessor investment to unitholders	(19,961)	2,240	17,026	695	—	—
Proceeds from initial public offering, net of underwriter discount	—	115,289	—	—	—	115,289
Offering costs	—	(4,002)	—	—	—	(4,002)
Distributions to the predecessor members concurrent with initial public offering	—	(5,078)	(38,596)	(1,576)	—	(45,250)
Redemption of common units from predecessor members as a result of over-allotment option exercise concurrent with initial public offering	—	(15,098)	—	—	—	(15,098)
Elimination of intercompany balance concurrent with initial public offering	—	(449)	(3,412)	(139)	—	(4,000)
Net income and total comprehensive income from October 4, 2005 through December 31, 2005	—	4,610	4,610	188	—	9,408
Balance December 31, 2005	—	97,512	(20,3722)	(832)	—	$76,308
Comprehensive income:
Net income	—	16,396	16,396	669	—	33,461
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	—	12,837	12,837
Total comprehensive income	—	16,396	16,396	669	12,837	46,298
Adjustment to initially apply SFAS No. 158	—	—	—	—	422	422
Distributions to partners		(9,696)	(9,696)	(397)	—	(19,789)
Balance December 31, 2006	$—	$104,212	$(13,6722)	$(560)	$13,259	$103,239

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS

Note 1.                      Organization and Nature of Business

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and small amounts of natural gas and provides ancillary services to companies domestically and, on a limited basis, internationally.  The Partnership commenced operations on October 4, 2005 upon the completion of its initial public offering of common units (the “IPO”).

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

References to “Global Partners LP” or the “Partnership” or the “General Partner” as it relates to the combined financial statements and these accompanying notes as of December 31, 2004 and with respect to the period from January 1, 2005 through October 3, 2005 and the year ended December 31, 2004 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the “Predecessor”).

Immediately after becoming a publicly traded master limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation.  References to the “Companies” in the Partnership’s combined financial statements and these accompanying notes include Global Montello Group LLC with respect to the period from January 1, 2005 through October 3, 2005 and the year ended December 31, 2004 and, in the consolidated financial statements and notes, Global Montello Group Corp. as of and for the year ended December 31, 2006 and as of and with respect to the period from October 4, 2005 through December 31, 2005.

The Partnership’s IPO

On October 4, 2005, the Partnership completed its IPO of 5,635,000 common units at a price of $22.00 per common unit, which included a 735,000 common unit over-allotment option that was exercised by the underwriters.  Proceeds from the sale of the common units were approximately $111.3 million, net of offering costs and underwriting discounts.  The net proceeds from the exercise of the underwriters’ over-allotment option of $15.1 million were used to redeem common units from affiliates of the General Partner.  The IPO represented the sale of a 48.9% interest in the Partnership.

In connection with the Partnership’s IPO, the owners of the Companies conveyed their respective interests in the Companies to the Partnership in exchange for (a) 742,424 common units, (b) 5,642,424 subordinated units, (c) the general partner interest (230,303 general partner units representing a 2% interest in the Partnership), and (d) the assumption of $51.0 million of debt by the Partnership.  As a result of the above-described transactions, the Companies became wholly-owned subsidiaries of Global Operating LLC.  The transfer of ownership of assets from the Predecessor to the Partnership was recorded at historical costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 87-21, “Change in Accounting Basis in Master Limited Partnership Transactions.”

The following table presents the net assets of the Predecessor immediately prior to contributing such assets and liabilities to the Partnership (in thousands):

October 3,
2005
Cash and cash equivalents	$5,135
Accounts receivable—trade	179,865
Accounts receivable—affiliates	6,346
Inventories	275,053
Broker margin deposits	13,861
Prepaid expenses and other current assets	14,700
Property and equipment, net	21,784
Intangible assets, net	10,996
Other assets	5,217
Total assets	$532,957
Revolving line of credit	$149,000
Accounts payable	198,112
Notes payable, other—current portion	51,277
Accrued expenses and other current liabilities	21,514
Obligations on forward fixed price contracts and other derivatives	87,015
Notes payable, other—less current portion	1,650
Other long term liabilities	4,428
Total liabilities	$512,996
Net assets	$19,961

The Predecessor

Immediately prior to the IPO, the Predecessor conducted the business now conducted by the Partnership.

On July 2, 2004, RYTTSA USA Inc. (“RYTTSA”) sold its ownership interests in the Companies to Global Petroleum Corp. (“GPC”) and certain of GPC’s affiliates and Larea Holdings LLC and Larea Holdings II LLC (the “Transaction”).  Upon completion of the Transaction on July 2, 2004, RYTTSA no longer had an ownership interest in the Companies.

The aggregate purchase price of RYTTSA’s interest, $43,230,000 was allocated to the assets and liabilities based on their relative fair values at the time of acquisition as determined by an independent appraisal firm. The following table presents the allocation of purchase price reflected in the accompanying combined financial statements on a Push Down Accounting basis (in thousands):

Original carrying value of net assets acquired	$20,670
Fair Market Value Adjustments:
Property and equipment	8,842
Intangible assets	12,777
Other assets	941
Total	$22,560

Total purchase price	$43,230

Note 2.                      Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and for the period October 4, 2005 through December 31, 2005 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying combined financial statements and notes for the period January 1, 2005 through October 3, 2005 and for the year ended December 31, 2004 reflect the accounts of the Predecessor.  All intercompany balances and transactions have been eliminated.

Reclassification

Certain prior year amounts in the consolidated/combined financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Partnership uses a controlled disbursement account as part of its cash management program.  The Partnership had sufficient funds available to fund its outstanding checks when they were presented for payment.

The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value.

Inventories

The Partnership hedges substantially all of its inventory purchases through futures and swap agreements.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings, resulting in inventory approximating lower of cost or market on a first-in, first-out method.  Inventories consisted of the following at December 31 (in thousands):

	2006	2005

Distillates: light oil, diesel, and kerosene	$235,266	$195,171
Residual oil	35,226	39,450
Gasoline	9,870	19,311
Blend stock	7,705	6,782
Total	$288,067	$260,714

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at December 31, 2006 and 2005.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized.  Depreciation is charged to cost of sales and selling, general and administrative expenses over the estimated useful lives of the applicable assets, using principally straight-line methods.  The estimated useful lives are as follows:

Buildings, docks, terminal facilities and improvements	15-39 years
Fixtures, equipment and automobiles	3-7 years

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill or indefinite lived intangible assets.  Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified.  The impairment evaluation is based on the projected cash flows of the particular asset.  No such indicators of impairment were identified during 2006 and 2005.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.  Environmental and other legal proceedings may also include matters with respect to businesses previously owned.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

There were no accruals recorded for environmental and other contingencies as of December 31, 2006 and 2005.

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

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances.  Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome.  The Partnership also provides for shipping costs at the time of sale, which are included in cost of sales.  The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers.  Bad debt provisions are included in selling, general and administrative expenses.

Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets.  In accordance with EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income.

Income Taxes

Section 7704 of the Internal Revenue Code provides that publicly-traded partnerships are, as a general rule, taxed as corporations.  However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly-traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.”  Qualifying income includes income and gains derived from the transportation, storage and marketing of crude oil, natural gas and products thereof.  Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

Substantially all of the Partnership’s income is “qualifying income” for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level.  Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the First Amended and Restated Agreement of Limited Partnership of Global Partners LP, as amended.  Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units.  Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s consolidated financial statements.  Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

Effective as of October 5, 2005, Global Montello Group Corp. (the successor by conversion to Global Montello Group LLC) is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of Global Montello Group Corp. for the year ended December 31, 2006 and for the period October 5, 2005 through December 31, 2005.  The after-tax earnings of Global Montello Group Corp. are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello Group Corp.  See Note 5.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, options and swap agreements.  The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution.  The Partnership provides credit, in the normal course of business, primarily to other wholesale and retail petroleum companies and generally does not require collateral.  The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends.  Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base.  Losses have historically been within management’s expectations.  See Note 4 for a discussion regarding risk of credit loss related to futures contracts, options and swap agreements.

As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally better during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

No single customer accounted for 10% or more of sales for the years ended December 31, 2006, 2005 and 2004 or 10% or more of accounts receivable as of December 31, 2006 and 2005.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

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

Financial Instruments

The fair value of the Partnership’s financial instruments approximated carrying value as of December 31, 2006 and 2005, in each case due to the short-term and the variable interest rate nature of the financial instruments.

Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the year.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest) by the weighted average number of outstanding limited partner units during the period in accordance with EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128’’ (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its limited partner units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation and per unit data using this method (in thousands, except per unit data):

		October 4, 2005
	Year Ended	through
	December 31, 2006	December 31, 2005

Net income	$33,461	$9,408
Less:
General Partner’s 2% interest	(669)	(188)
Net income available to limited partners	32,792	9,220
Dilutive impact of theoretical distribution of earnings	(5,085)	(1,298)
Net income available to limited partners under EITF 03-06	$27,707	$7,922

Per unit data:
Net income available to limited partners	$2.91	$0.82
Dilutive impact of theoretical distribution of earnings	(0.45)	(0.12)
Net income available to limited partners under EITF 03-06	$2.46	$0.70

Weighted average limited partner units outstanding	11,285	11,285

The Partnership did not and was not required to declare cash distributions for the year ended December 31, 2006 or for the period October 4, 2005 through December 31, 2005 that would result in an incentive distribution to the General Partner as indicated above.

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

In June 2006, the FASB ratified EITF 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  The scope of EITF 06-03 includes any tax assessed by a governmental authority that is imposed on and concurrent with a revenue-producing transaction between a seller and a customer.  EITF 06-03 states that a company may adopt a policy of presenting taxes either gross within revenue or net.  If these taxes are significant, a company is required to disclose its accounting policy and the amount of taxes that are recognized on a gross basis, if applicable.  The Partnership adopted EITF 06-03 as of December 31, 2006.  The Partnership collects trustee taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities.  As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as liabilities.  Trustee taxes are included in accrued expenses and other current liabilities in the accompanying balance sheets.  The adoption of EITF 06-03 did not have an impact on the Partnership’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Partnership will adopt FIN 48 beginning January 1, 2007 and does not believe FIN 48 will have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  This statement requires the recognition of the overfunded or underfunded status of a defined benefit plan in the statement of financial position with the offset recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and requires additional disclosures.  The Partnership adopted the recognition and disclosure requirements under SFAS No. 158 as of December 31, 2006 (see Note 11) and will adopt the new measurement date requirements for the year ending December 31, 2008.

Note 3.                      Restatement of Balance Sheet

Following a review of the Partnership’s classification of its revolving line of credit, the Partnership restated its previously issued balance sheet as of December 31, 2005 consistent with the presentation as of December 31, 2006.  Historically, the Partnership classified its working capital revolving credit facility as a long-term liability as this facility has a contractual maturity of October 2, 2009 and no payments are required prior to that date.  However, the Partnership repays amounts outstanding and reborrows funds based upon the Partnership’s working capital requirements.  As such, only the minimum amount expected to be outstanding within twelve months after the balance sheet date should be excluded from current liabilities.  The Partnership has restated its balance sheet as of December 31, 2005 to properly reflect this classification.

The restatement did not have any impact on the Partnership’s previously reported income, cash flow or partners’ equity or compliance with any covenant under the Credit Agreement or any other debt instrument.

The following is a summary of the impact of the restatement on the Partnership’s consolidated balance sheet at December 31, 2005 (in thousands):

	As Previously Reported	Adjustments	Restated
Current portion of revolving line of credit	$—	$95,800	$95,800
Total current liabilities	$290,613	$95,800	$386,413
Revolving line of credit	$181,600	$(95,800)	$85,800

Note 4.                      Derivative Financial Instruments

The composition and fair value of derivative instruments relating to forward fixed contracts on the Partnership’s balance sheet consisted of the following at December 31 (in thousands):

	2006	2005

Futures contracts	$57,571	$4,587
Swaps, options and other, net	8,544	(5,625)
Total	$66,115	$(1,038)

The Partnership formally documents all relationships between hedging instruments and hedged items, after its risk management objectives and strategy for undertaking the hedge are determined.  The Partnership calculates hedge effectiveness on a quarterly basis.  Ineffectiveness related to these hedging activities was immaterial as of December 31, 2006 and 2005.

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $0.6 million and $9.2 million at December 31, 2006 and 2005, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  The Partnership utilizes primarily one broker, a major financial institution, for all derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis on the balance sheets.

Note 5.                      Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the year ended December 31, 2006 and for the period October 4, 2005 to December 31, 2005:

		October 4, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005

Federal statutory income tax rate	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.3%	6.3%
Partnership income not subject to tax	(35.5)%	(30.8)%
Effective income tax rate	4.8%	9.5%

The following table presents the components of the provision for income taxes for the year ended December 31, 2006 and for the period October 4, 2005 to December 31, 2005 (in thousands):

		October 4, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005
Current:
Federal	$1,195	$918
State	221	282
Total current	1,416	1,200

Deferred:
Federal	226	(163)
State	24	(51)
Total deferred	250	(214)
Total	$1,666	$986

At December 31, 2006 and 2005, the Partnership’s deferred tax (liabilities) assets, which primarily represent the difference between tax and book amortization, were approximately ($36,000) and $214,000, respectively.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the year ended December 31, 2006 and for the period October 4, 2005 through December 31, 2005 (in thousands):

		October 4, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005

Income before income tax expense	$35,127	$10,394
Non-taxable income	(31,856)	(7,954)
Income subject to income tax expense	$3,271	$2,440

The Partnership made approximately $1.4 million in income tax payments during 2006 and no income tax payments during 2005.

Note 6.                      Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2006	2005

Building, dock, terminal facilities and improvements	$27,598	$18,698
Land	5,418	4,373
Fixtures, equipment and automobiles	3,508	1,688
	36,524	24,759
Less accumulated depreciation	(4,867)	(2,784)
Total	$31,657	$21,975

In May 2006, the Partnership acquired a terminal in Bridgeport, Connecticut for approximately $2.2 million and incurred approximately $0.2 million of buyer-related costs for an aggregate purchase price of approximately $2.4 million.

In September 2006, the Partnership acquired a terminal in Macungie, Pennsylvania for approximately $3.9 million and incurred approximately $0.2 million of buyer-related costs for an aggregate purchase price of approximately $4.1 million.

Depreciation expense allocated to cost of sales was approximately $1.9 million, $1.3 million, $0.4 million and $1.4 million for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004.

Depreciation expense allocated to selling, general and administrative expenses was approximately $0.7 million, $0.4 million, $0.2 million and $1.0 million for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.

The Partnership wrote off fully depreciated assets that were no longer in service in the amounts of approximately $0.4 million, $0.6 million and $0.8 million for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005 and for the year ended December 31, 2004, respectively.  The Partnership did not write off any such assets for the period October 4, 2005 through December 31, 2005.

Note 7.                      Intangible Assets

Intangible assets consist principally of customer relationships and are amortized on a straight-line basis over a weighted average estimated useful life of approximately nine years.  In addition, intangible assets include brand names of approximately $0.2 million which have an indefinite life and, therefore, are not amortized.  Acquired intangible assets subject to amortization consisted of the following at December 31 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Remaining Useful Lives
December 31, 2006:
Intangible assets subject to amortization:
Customer relationships	$11,462	$(3,225)	$8,237	8-12 years
Customer contracts	307	(307)	—	2 years
Software	1,139	(569)	570	5 years
Total	12,908	(4,101)	8,807
Brand names, not subject to amortization	269	—	269	Indefinite
Total intangible assets	$13,177	$(4,101)	$9,076

December 31, 2005:
Intangible assets subject to amortization
Customer relationships	$11,462	$(2,002)	$9,460	8-12 years
Customer contracts	307	(230)	77	2 years
Software	1,139	(342)	797	5 years
Total	12,908	(2,574)	10,334
Brand names, not subject to amortization	269	—	269	Indefinite
Total intangible assets	$13,177	$(2,574)	$10,603

The aggregate amortization expense, which is included in amortization expenses, was approximately $1.5 million, $1.2 million, $0.4 million and $0.8 million for the year ended December 31, 2006, for the period from January 1, 2005 through October 3, 2005, for the period from October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2007	$1,432
2008	1,432
2009	1,317
2010	1,203
2011	1,203
Thereafter	2,220
Total	$8,807

Note 8.                      Investment in Equity Securities

The Partnership holds an investment in NYMEX Holdings, Inc. which is accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, the Partnership recorded the investment at a fair value of $13.9 million, based on its quoted market price, and classified the security as available for sale in the accompanying balance sheet.  The Partnership’s unrealized gain of $12.8 million was recorded in other comprehensive income.  Additionally, the Partnership recorded related dividend income of $515,000, $150,000 and $9,000 in the accompanying statements of income for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005 and for the year ended December 31, 2004, respectively.

Note 9.                      Debt

Debt consisted of the following at December 31 (in thousands):

	2006	2005

Revolving line of credit – including current portion	$270,700	$181,600
Notes payable, other – including current portion	1,558	1,856
Total debt	272,258	183,456
Less revolving line of credit – current portion	(188,700)	(95,800)
Less notes payable, other – current portion	(319)	(297)
Total long-term debt	$83,239	$87,359

Credit Facility

In connection with the closing of its initial public offering, the Partnership entered into a four-year senior secured credit agreement (the “Credit Agreement”).  In August 2006, the Credit Agreement was amended to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million.  The Partnership recorded approximately $0.2 million in fees associated with the amendment.

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

The Credit Agreement will mature in October 2009. Historically, the Partnership classified its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  However, since the Partnership repays amounts outstanding and reborrows funds based on its working capital requirements, the Partnership classified as a current liability approximately $188.7 million and $95.8 million on the accompanying balance sheets at December 31, 2006 and 2005, respectively.  The current portion of the revolving line of credit is the amount the Partnership expects to pay down during the course of the year.  The long-term portion of the revolver was $82.0 million and $85.8 million at December 31, 2006 and 2005, respectively, representing the amounts expected to be outstanding during the entire year.

At December 31, 2006, availability under the Credit Agreement was reduced by the outstanding balance under the working capital revolving credit facility of approximately $270.7 million and by letters of credit totaling approximately $71.9 million.  The total remaining availability for borrowings and letters of credit at December 31, 2006 was $157.4 million, which included the $35.0 million acquisition facility and the $15.0 million revolving credit facility and excludes the two $50.0 million seasonal overline facilities the Partnership did not exercise as of December 31, 2006.  The average interest rate for the year ended December 31, 2006 was 6%.

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

The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at December 31, 2006.

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

Term Note – Notes Payable

In 2001, the Partnership purchased the Fore River Terminal in South Portland, Maine.  The purchase price was approximately $3.4 million and included issuance by the Partnership of a promissory note for $3.0 million with a 7% interest rate.  The note is secured by the property acquired.  The note amortization commenced in June 2001 and extends through May 2008.  Monthly payments of principal and interest are approximately $34,800.

The following presents the aggregate annual maturities of debt at December 31, 2006, excluding approximately $270.7 million due on the Partnership’s total revolving credit facility (in thousands):

2007	$319
2008	1,239
Total	$1,558

Note 10.               Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2006	2005

Barging transportation, product storage and other ancillary costs	$11,703	$12,825
Swaps and other derivatives	8,816	—
Trustee taxes (taxes other than income tax)	6,806	8,994
Employee compensation	7,142	4,849
Other	1,106	1,947
Total	$35,573	$28,615

Trustee taxes consisted of various pass-through taxes collected from customers on behalf of taxing authorities.  Employee compensation consisted of bonuses, vacation and other salary accruals.  Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 11.               Employee Benefit Plans with Related Party

The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees.  Contributions under the plan are determined annually, at the sole discretion of the General Partner’s board of directors.  The General Partner’s discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan have been equal to 50% of each employee’s contribution, up to a maximum contribution of 3% of the employee’s compensation.  Matching contributions greater than this level are allowed under the plan.  The General Partner’s matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law.  Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year.  Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index.  This plan had expenses of approximately $311,000, $214,000, $86,000 and $286,000 for the year ended December 31, 2006, for the period from January 1, 2005 through October 3, 2005, for the period from October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively. which are included in selling, general and administrative expenses in the accompanying statements of income.

In addition, the General Partner has a qualified pension plan (the “Plan”) that covers all eligible employees.  Effective December 31, 2006, the Partnership adopted SFAS No. 158 which amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).  Under SFAS No. 158, the Partnership is required to recognize the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status through comprehensive income in the year in which such changes occur.  The funded status is measured as the difference between the fair value of plan assets and the Plan’s benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost and any remaining transition amounts.  SFAS No. 158 does not change the components of net periodic benefit cost.  All items currently deferred when applying SFAS No. 87 are to be recognized as a component of other comprehensive income, net of taxes, if any.

The following presents reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and the accumulated benefit obligation at December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,035	$8,763
Service cost	765	687
Interest cost	597	548
Benefits paid	(376)	(49)
Actuarial (gain) loss	(11)	86
Projected benefit obligation at end of year	11,010	10,035

Change in plan assets:
Fair value of plan assets at beginning of year	7,197	6,585
Actual return on plan assets	641	406
Employer contributions	378	255
Benefits paid	(376)	(49)
Fair value of plan assets at end of year	7,840	7,197

Funded status at end of year	$(3,170)	$(2,838)
Unrecognized net actuarial gain	(422)	(349)
Net amount recognized	$(3,592)	$(3,187)

Accumulated benefit obligation	$8,370	$7,481

The following presents amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	2006	2005
Accrued pension benefit cost	$3,170	$3,187
Accumulated other comprehensive income	422	—
Net amount recognized	$3,592	$3,187

All of the Partnership’s prior service costs and transition amounts have been fully amortized at December 31, 2006 and 2005.  Unrecognized net actuarial gain of $0.4 million is shown as accumulated other comprehensive income as of December 31, 2006.

The following table provides the incremental effect of recognizing the funded status of the Partnership’s plan in accordance with SFAS No. 158 at December 31, 2006 (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Total assets	$638,887	$—	$638,887

Accrued pension benefit cost	3,592	(422)	3,170
Total liabilities	536,070	(422)	535,648

Accumulated other comprehensive income	12,837	422	13,259
Total partners’ equity	102,817	422	103,239

The following presents the components of the net periodic benefit cost for the Plan (in thousands):

	Successor		Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2006	2005	2005	2004

Service cost	$765	$173	$514	$599
Interest cost	597	143	405	503
Expected return on plan assets	(578)	(141)	(413)	(501)
Amortization of transition obligation	—	—	—	12
Amortization of prior service cost	—	—	—	(15)
Net periodic benefit cost	$784	$175	$506	$598

The following presents the weighted-average actuarial assumptions used in determining the Plan’s annual pension expense:

	Successor		Predecessor
	Year Ended December 31,	October 4 through December 31,	January 1 through October 3,	Year Ended December 31,
	2006	2005	2005	2004

Discount rate	6.0%	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

The following presents the benefits as of December 31, 2006 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years (in thousands):

2007	$204
2008	269
2009	339
2010	355
2011	406
2012-2016	3,821
Total	$5,394

The General Partner expects to contribute, and the Partnership expects to reimburse the General Partner for, approximately $580,000 to the Plan for the fiscal year ending December 31, 2007.

Investment Policy Summary

The fundamental investment objective of the Plan is to provide a rate of return sufficient to fund the retirement benefits under the Plan at a reasonable cost to the General Partner, which is the Plan sponsor.  At a minimum, the rate of return should equal or exceed the discount rate assumed by the Plan’s actuaries in projecting the funding cost of the Plan under applicable Employee Retirement Income Security Act, or ERISA, standards.  To do so, the General Partner’s Pension Committee (the “Committee”) may appoint one or more investment managers to invest all or portions of the assets of the Plan in accordance with specific investment guidelines, objectives, standards and benchmarks.

Because the Committee expects the Plan’s investment income, when combined with anticipated contributions by the General Partner, to exceed the sum of benefit payments and expenses over the next several years, the Committee intends that the Plan be managed to achieve long-term returns, with only a small percentage of the Plan invested in cash.

The General Partner’s Plan asset allocation, all of which is with unrelated parties, at December 31, was as follows:

	2006	2005	2004

Cash and cash equivalents	0.9%	2.5%	3.0%
Fixed income securities	40.1%	39.5%	39.9%
Equity securities	59.0%	58.0%	57.1%
	100.0%	100.0%	100.0%

Expected Long-term Rate of Return on Plan Assets

The expected long-term rate of return on assets assumption is based on historical experience and consultation with the General Partner’s actuarial consultants.  The current 8.0% assumption compares to the historical weighted average compound return of 6.9% actually achieved by the Plan assets in the Companies’ eight years of existence.  Because the Plan has only been in existence since December 1999, the time period over which the 6.9% return was calculated does not accurately reflect the long-term investment return which the Plan sponsor expects to be achieved.  The Plan was created in December 1999 with a transfer of assets from the pension plan of GPC and certain of its affiliates as a result of the RYTTSA’s acquisition of 51% of the Companies.  Considering the investment return of the Plan from 1995 through December 1998, the calculation of the average investment return would increase the 6.9% investment return to 12.0% over a 12-year period.

Non-qualified Pension and Deferred Compensation Plans

The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003.  The plan calls for payments over a fifteen-year period from the commencement date.  Total remaining future fixed payments under this plan consist of $0.1 million per year for the period from 2007 through 2011 and an aggregate amount of $0.9 million thereafter.  The Partnership had a discounted obligation of approximately $1.1 million and $1.2 million recorded in long term liabilities at December 31, 2006 and 2005, respectively.

The General Partner also has two non-qualified deferred compensation arrangements for two executive officers.  One arrangement calls for annual payments in the aggregate amount of $70,000 for fifteen consecutive years from the commencement date and one arrangement that calls for annual payments in the aggregate amount of $85,000 for fifteen consecutive years from the commencement date.  The Partnership had a total discounted obligation of approximately $0.3 million and $0.1 million recorded in long-term liabilities at December 31, 2006 and 2005, respectively.  In accordance with the provisions of the Partnership’s partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officers under these non-qualified deferred compensation arrangements.

Long Term Incentive Plan

In October 2005, the General Partner adopted a Long-Term Incentive Plan for employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The Long-Term Incentive Plan allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights.  As of December 31, 2006, no units had been purchased by the General Partner for grants under the Long-Term Incentive Plan, and no awards of any kind had been granted under the General Partner’s Long-Term Incentive Plan.

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Note 12.     Commitments and Contingencies

Leases of Office Space and Computer Equipment

The Partnership also has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements.  The following provides total future minimum payments under leases with non-cancelable terms of one year or more at December 31, 2006 (in thousands):

2007	$1,282
2008	1,230
2009	42
2010	42
2011	28
Total	$2,624

Total expenses under these lease arrangements amounted to approximately $1.6 million, $1.0 million, $0.4 million and $1.3 million for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005, and for the year ended December 31, 2004.  The Partnership also has lease income from office space leased at one of its owned terminals for $0.2 million per year through April of 2009.

Terminal and Throughput Leases

The Partnership entered into terminal and throughput lease arrangements with various unrelated oil terminals.  Certain arrangements have minimum usage requirements.  The following provides future minimum lease, sublease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31 (in thousands):

	Lease and Throughput Commitments	Sublease Commitments	Total

2007	$7,001	$(1,076)	$5,925
2008	3,117	(570)	2,547
2009	324	(24)	300
2010	314	(24)	290
2011	318	(16)	302
Thereafter	948	—	948
Total	$12,022	$(1,710)	$10,312

Purchase Commitments

The minimum volume purchase requirements for 2007 and 2008 under the Partnership’s existing supply agreements are 408 million gallons and 22 million gallons, respectively.  All existing purchase commitments expire in 2008.  The Partnership purchased approximately 1.2 billion, 1.3 billion and 844 million gallons of product under the Partnership’s existing supply agreements for $2.0 billion, $1.9 billion and $786.7 million in 2006, 2005 and 2004, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

Legal Proceedings

Please see Note 17 for discussion of Legal Proceedings.

Note 13.               Partners’ Equity, Allocations and Cash Distributions

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

Units Outstanding

Partners’ equity at December 31, 2006 consisted of 5,642,424 common units outstanding (including 60,224 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98% effective ownership interest in the Partnership, and 230,303 general partner units representing a 2% general partner interest in the Partnership.

Common Units

During the subordination period, as defined in the Partnership’s partnership agreement, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units.  The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.  The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met:  (1) distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the “adjusted operating surplus” (as defined in the Partnership’s partnership agreement) generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 2% general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units.  If the unitholders remove the General Partner without cause, the subordination period may end before September 30, 2010.

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

The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in the Partnership’s partnership agreement in the following manner:  firstly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages below.

The General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98%	2%
First Target Distribution	Up to $0.4625	98%	2%
Second Target Distribution	above $0.4625 up to $0.5375	85%	15%
Third Target Distribution	above $0.5375 up to $0.6625	75%	25%
Thereafter	above $0.6625	50%	50%

The Partnership paid the following cash distributions during 2006 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Total Cash Distribution

02/14/06	$0.4111	$2,319	$2,319	$95	$4,733
05/15/06	0.4250	2,398	2,398	98	4,894
08/14/06	0.4375	2,469	2,469	100	5,038
11/14/06	0.4450	2,511	2,511	102	5,124

In addition, on January 24, 2007, the board of directors of the General Partner declared a distribution of $0.4550 for the period from October 1, 2006 through December 31, 2006 ($1.82 per unit on an annualized basis) to the Partnership’s common and subordinated unitholders of record as of the close of business on February 5, 2007.  On February 14, 2007, the Partnership paid the total cash distribution of approximately $5.2 million.

Note 14.               Related-Party Transactions

In connection with the Partnership’s IPO, the Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with GPC through December 2013.  The agreement is accounted for as an operating lease.  The following provides future minimum payments at December 31, 2006, which have an annual consumer price index adjustment (in thousands):

2007	$7,262
2008	7,262
2009	7,262
2010	7,262
2011	7,262
Thereafter	14,524
Total	$50,834

The expense under this agreement (or the applicable predecessor agreement with GPC, as the case may be) was $8.1 million, $5.9 million, $1.9 million and $7.6 million for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.  These expenses include annual consumer price index adjustments of approximately $752,000, $276,000, $141,000 and $254,000 for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.  Deferred rent expense was approximately $121,000, $92,000 and $29,000 for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005 and for the period October 4, 2005 through December 31, 2005, respectively, as calculated under SFAS No. 13, “Accounting for Leases.”

GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expense from these services was approximately $78,000, $50,000, $17,000 and $67,000 for the year ended December 31, 2006, for the period from January 1, 2005 through October 3, 2005, for the period from October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.  These affiliate charges were recorded in selling, general and administrative expenses in the accompanying statements of income.  In connection with the IPO, the Partnership entered into an Amended and Restated Services Agreement with GPC which, among other things, extended the term of the agreement through December 31, 2007.

[[

The Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $757,000, $240,000 $80,000 and $320,000 for the year ended December 31, 2006, for the period from January 1, 2005 through October 3, 2005, for the period from October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.  These intercompany fees were recorded as an offset to selling, general and administrative expenses in the accompanying statements of income.  In connection with the Partnership’s IPO, the Partnership entered into an Amended and Restated Services Agreement with Alliance which, among other things, extended the term of the agreement through December 31, 2007.

The Partnership sells refined petroleum products to Alliance and previously sold refined petroleum products to RYTTSA at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $18.9 million, $14.8 million, $3.8 million and $18.1 million for the year ended December 31, 2006, for the period from January 1, 2005 through October 3, 2005, for the period from October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.  Sales to RYTTSA were approximately $19.6 million for the year ended December 31, 2004.

Effective October 4, 2005, the General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The amounts expensed for the year ended December 31, 2006 and for the period from October 4, 2005 through December 31, 2005, including payroll, payroll taxes and bonus accruals, were $24.4 million and $6.1 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.  See Note 11, Employee Benefit Plans with Related Party.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements (or the applicable predecessor agreements, as the case may be) between Alliance and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2006	2005

Receivables from Alliance	$1,793	$1,748
Receivables from GPC	81	56
Receivables from the General Partner (1)	114	201
Total	$1,988	$2,005

(1)             Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 15.               Capital Expenditures

The Partnership’s terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  The Partnership’s capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  The Partnership had approximately $2.0 million, $1.0 million, $0.8 million and $1.3 million in maintenance capital expenditures for the year ended December 31, 2006, for the period January 1, 2005 through October 3, 2005, for the period October 4, 2005 through December 31, 2005 and for the year ended December 31, 2004, respectively.

Capital improvement expenditures include expenditures to acquire assets to grow the Partnership’s business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  The Partnership had approximately $10.4 million in capital improvement expenditures for the year ended December 31, 2006 to increase its operating capacity and capabilities.  The Partnership did not incur capital improvement expenditures in the years ended December 31, 2005 and 2004.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Note 16.               Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates,  and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale segment, the Partnership sells gasoline, home heating oil, diesel, kerosene, and residual oil to unbranded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors, respectively.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (i) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (ii) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock.  Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest.  Based on the way the CEO manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments.  Additionally, due to the commingled nature and uses of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate assets between the two segments.  There were no intersegment sales for any of the years or periods presented below.

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005	Year Ended December 31, 2004
Wholesale Segment:
Sales	$4,071,608	$1,115,251	$2,507,622	$2,863,173
Net product margin(1)
Distillates	$58,285	$16,484	$25,461	$36,237
Gasoline	22,812	2,372	11,602	9,609
Residual oil	20,896	7,096	15,794	16,378
Total	$101,993	$25,952	$52,857	$62,224

Commercial Segment:
Sales	$400,810	$133,648	$289,337	$324,396
Net product margin(1)	13,151	3,368	11,202	15,094

Combined sales and net product margin:
Sales	$4,472,418	$1,248,899	$2,796,959	$3,187,569
Net product margin(1)	$115,144	$29,320	$64,059	$77,318
Depreciation allocated to cost of sales	1,918	412	1,250	1,446
Combined gross profit:	$113,226	$28,908	$62,809	$75,872

(1)             Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s financial statements to assess product costs associated with the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

[[[[

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated/combined financial statements is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005	Year Ended December 31, 2004
Combined gross profit	$113,226	$28,908	$62,809	$75,872
Operating costs and expenses not allocated to reportable segments
Selling, general and administrative expenses	43,027	$10,515	$29,932	$33,439
Operating expenses	22,158	4,924	14,775	19,608
Amortization expense	1,528	389	1,234	825
Total operating costs and Expenses	66,713	15,828	45,941	53,872
Operating income	46,513	13,080	16,868	22,000
Interest expense	(11,901)	(2,686)	(7,275)	(4,700)
Other income (expense), net	515	—	(900)	9
Income tax expense	(1,666)	(986)	—	—
Net income	$33,461	$9,408	$8,693	17,309

There were no foreign sales for the years ended December 31, 2006, 2005 and 2004.  The Partnership has no foreign assets.

Note 17.               Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

[

Environmental

Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts.  MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions.  In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief.  The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities.  These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York.  The Partnership intends to vigorously defend these cases.  The Partnership does not believe that these cases will have a material impact on its operations although it can provide no assurances in this regard.

On November 29, 2004, a consent decree was lodged by the U.S. Department of Justice in the federal District Court for Massachusetts whereby Global Companies LLC and Global Petroleum Corp. settled alleged violations of Clean Air Act regulations related to fuel quality specifications.  This consent decree was entered by the court on January 21, 2005.  As part of this settlement, Global Companies LLC has paid a $500,000 civil penalty and instituted a compliance program for three years to ensure compliance with Clean Air Act fuel quality specifications.  The alleged violations stemmed from the importation of finished conventional gasoline, which was not a substantial part of our operations at the time of the alleged violations.  The Partnership does not believe that compliance with the terms of the consent decree will result in material costs.

In November 2006, the U.S. Environmental Protection Agency, Region III (“EPA”) notified Global Companies, LLC, as the operator of a petroleum marketing and bulk storage terminal in Macungie, Pennsylvania of EPA’s intention to negotiate an Administrative Order on Consent (“AOC”) with Global Companies, LLC and the previous owner and owners of an adjacent terminal, to investigate and remediate petroleum in the soil and groundwater at the two sites.  The Partnership is continuing to work with the other companies, including the previous owner of the Partnership’s terminal, to negotiate an AOC with EPA.  While the Partnership cannot predict the outcome of these negotiations and any subsequent environmental investigation of these sites, it does not expect that this outcome will have a material adverse effect on the Partnership.

Other

On September 15, 2005, the Office of the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to the Partnership in connection with an investigation of gasoline distributors and retailers in Massachusetts in the wake of Hurricane Katrina.  The Partnership believes that the Attorney General’s office has issued similar demands to other distributors and retailers.  The Partnership has taken steps to comply with the demand.  While the Partnership cannot predict the outcome of the investigation, it does not expect that the outcome will have a material adverse effect on the Partnership.

Note 18.               Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	Successor
	First	Second	Third	Fourth	Total
Year ended December 31, 2006
Sales	$1,351,023	$1,031,353	$995,834	$1,094,208	$4,472,418
Gross Profit	$32,217	$20,644	$25,721	$34,644	$113,226
Net Income	$12,688	$3,480	$6,234	$11,059	$33,461
Limited partners’ interest in net income	$12,434	$3,410	$6,109	$10,839	$32,792
Net income per limited partner unit—basic and diluted(1)	$0.85	$0.30	$0.53	$0.78	$2.46
Cash distributions per limited partner unit(2)	$0.4111	$0.4250	$0.4375	$0.4450	$1.72

	Predecessor			Successor
	First	Second	Third	Fourth(3)	Total
Year ended December 31, 2005
Sales	$1,152,079	$763,197	$854,853	$1,275,729	$4,045,858
Gross Profit	$28,388	$14,491	$18,950	$29,888	$91,717
Net Income (loss)	$11,300	$(903)	$(2,048)	$9,752	$18,101
Limited partners’ interest in net income	$—	$—	$—	$9,220	$9,220
Net income per limited partner unit—basic and diluted(1)(4)	$—	$—	$—	$0.70	$0.70

(1)             See Note 2 for net income per limited partner unit calculation.

(2)             Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(3)             Includes Predecessor’s results for the period from October 1, 2005 through October 3, 2005.

(4)             Calculated for the period beginning with the Partnership’s initial public offering on October 4, 2005.  See Note 2.

Note 19.               Subsequent Events

On February 8, 2007, the Partnership and certain of its subsidiaries filed a universal shelf registration statement on Form S-3 with the SEC to register the issuance and sale, from time to time and in such amounts as determined by market conditions and the Partnership’s needs, of up to $400.0 million of the common units and debt securities of both the Partnership and certain of its subsidiaries.  The Partnership will use the net proceeds from the sale of the securities covered by the shelf registration for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.  As of March 16, 2007, the registration statement on Form S-3 had not been declared effective by the SEC.

On February 14, 2007, the Partnership paid a cash distribution of approximately $5.2 million to its common and subordinated unitholders of record as of the close of business on February 5, 2007.

On March 6, 2007 and in private transactions, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the statement of income during the quarter ended March 31, 2007.

Item 15(c)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GLOBAL PARTNERS LP
FOR THE YEAR ENDED DECEMBER 31, 2006, FOR THE PERIOD JANUARY 1, 2005 THROUGH OCTOBER 3, 2005, FOR THE PERIOD OCTOBER 4, 2005 THROUGH DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECMEBER 31, 2004
In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period

Year ended December 31, 2006 (Successor)
Allowance for doubtful accounts— accounts receivable	$2,084	$690	$42	$(60)	$2,756

October 4, 2005 to December 31, 2005 (Successor)
Allowance for doubtful accounts— accounts receivable	$2,006	$128	$7	$(57)	$2,084

January 1, 2005 to October 3, 2005 (Predecessor)
Allowance for doubtful accounts— accounts receivable	$1,862	$207	$35	$(98)	$2,006

Year ended December 31, 2004 (Predecessor)
Allowance for doubtful accounts— accounts receivable	$2,001	$320	$9	$(468)	$1,862

ps

INDEX TO EXHIBITS

Exhibit Number			Description
3.1		—

First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2005).

10.1		—

Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2005).

10.2	^	—

Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) filed on July 1, 2005).

10.3		—

Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).

10.4		—

Amended and Restated Services Agreement, dated October 4, 2005, by and between Alliance Energy Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2005).

10.5		—

Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).

10.6	^	—	Employment Agreement dated October 4, 2005, by and between Global GP LLC and Eric Slifka (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 11, 2005).

10.7		—

Contribution, Conveyance and Assumption Agreement, dated October 4, 2005, by and among Global GP LLC, Global Partners LP, Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Chelsea Sandwich LLC, Global Petroleum Corp., Larea Holdings LLC, Larea Holdings II LLC, Chelsea Terminal Limited Partnership, Sandwich Terminal, L.L.C. and Montello Oil Corporation (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 11, 2005).

10.8		—

Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 11, 2005).

10.9		—

First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2005).

Exhibit Number			Description
10.10	^	—

Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).

10.11		—

Second Amendment to Credit Agreement, dated as of August 2, 2006, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2006).

10.12	^	—	Agreement dated August 17, 2006, by and between Global GP LLC and Thomas A. McManmon, Jr. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 21, 2006).

10.13	^	—

Deferred Compensation Agreement dated August 17, 2006, by and between Global GP LLC and Thomas A. McManmon, Jr. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 21, 2006).

10.14	^

Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2007).

10.15	^

Deferred Compensation Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2007).

21.1	*	—	List of Subsidiaries of Global Partners LP.

23.1	*		Consent of Ernst & Young LLP

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^                     Management contract or compensatory plan or arrangement.

*                    Filed herewith.

†                     Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.