Form 10-Q
period 2007-03-31
GLOBAL PARTNERS LP
filed 2007-05-10
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32593

Global Partners LP

(Exact name of registrant as specified in its charter)

Delaware	74-3140887
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
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

The issuer had 5,642,424 common units, 5,642,424 subordinated units and 1,785,715 Class B units outstanding as of May 9, 2007.

Item 1.    Financial Statements

GLOBAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	March 31 2007	December 31 2006
Assets
Current assets:
Cash and cash equivalents	$1,987	$3,861
Accounts receivable, net	238,431	202,580
Accounts receivable—affiliates	1,849	1,988
Inventories	142,308	288,067
Available for sale securities	—	13,913
Brokerage margin deposits	1,379	625
Fair value of forward fixed contracts	—	66,115
Prepaid expenses and other current assets	9,753	18,924
Total current assets	395,707	596,073

Property and equipment, net	31,691	31,657
Intangible assets, net	8,718	9,076
Other assets	7,074	2,081
Total assets	$443,190	$638,887

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$172,704	$222,034
Revolving line of credit—current portion	53,800	188,700
Notes payable, other—current portion	319	319
Accrued expenses and other current liabilities	22,355	35,573
Income taxes payable	114	1,164
Obligations on forward fixed contracts and other derivatives	57	—
Total current liabilities	249,349	447,790

Revolving line of credit—less current portion	69,900	82,000
Notes payable, other—less current portion	1,162	1,239
Accrued pension benefit cost	3,431	3,170
Deferred compensation	1,342	1,429
Other long-term liabilities	20	20
Total liabilities	325,204	535,648

Partners’ equity
Common unitholders (5,642,424 units issued and outstanding at March 31, 2007 and December 31, 2006)	117,754	104,212
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2007 and December 31, 2006)	(130)	(13,672)
General partner interest (2% interest with 230,303 equivalent units outstanding at March 31, 2007 and December 31, 2006)	(8)	(560)
Accumulated other comprehensive income	370	13,259
Total partners’ equity	117,986	103,239
Total liabilities and partners’ equity	$443,190	$638,887

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales	$1,573,176	$1,351,023
Cost of sales	1,530,924	1,318,806
Gross profit	42,252	32,217

Costs and operating expenses:
Selling, general and administrative expenses	13,406	10,928
Operating expenses	5,890	5,551
Amortization expenses	358	406
Total costs and operating expenses	19,654	16,885

Operating income	22,598	15,332

Interest expense	(3,316)	(2,320)
Other income	—	356
Gain on sale of investment	14,118	—

Income before income tax expense	33,400	13,368

Income tax expense	(525)	(680)

Net income	$32,875	$12,688

Less:
General partner’s interest in net income	(657)	(254)
Limited partners’ interest in net income	$32,218	$12,434

Net income per limited partner unit, basic and diluted(1)	$1.75	$0.85

Weighted average limited partners’ units outstanding, basic and diluted	11,285	11,285

(1)             See Note 3 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net income	$32,875	$12,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164	966
Amortization of deferred financing fees	105	106
Loss on disposition of property and equipment and other	(1)	11
Gain on sale of investment	(14,118)	—
Changes in operating assets and liabilities:
Accounts receivable	(35,852)	57,435
Accounts receivable—affiliate	138	(175)
Inventories	145,759	110,161
Broker margin deposits	(753)	4,441
Prepaid expenses, all other current assets and other assets	8,714	1,339
Accounts payable	(49,329)	(128,487)
Income taxes payable	(1,051)	(521)
Accrued expenses and all other current liabilities	(13,095)	(1,375)
Change in fair value of forward fixed contracts	66,172	—
Net cash provided by operating activities	140,728	56,589

Investing activities
Proceeds from sale of investment	15,262	—
Maintenance capital expenditures	(767)	(104)
Capital improvement expenditures	(74)	(744)
Terminal pre-acquisition deposit and other costs	(4,708)	—
Proceeds from sale of property and equipment	2	19
Net cash provided by (used in) investing activities	9,715	(829)

Financing activities
Payments on revolving line of credit, net	(147,000)	(51,900)
Payments on note payable, other	(78)	(73)
Distributions to partners	(5,239)	(4,733)
Net cash used in financing activities	(152,317)	(56,706)

Decrease in cash and cash equivalents	(1,874)	(946)
Cash and cash equivalents at beginning of period	3,861	1,769
Cash and cash equivalents at end of period	$1,987	$823

Supplemental information
Cash paid during the period for interest	$3,422	$2,332

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Income	Equity
Balance December 31, 2006	$104,212	$(13,672)	$(560)	$13,259	$103,239
Comprehensive income:
Net income	16,109	16,109	657	—	32,875
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	(12,837)	(12,837)
Adjustment—SFAS No. 158	—	—	—	(52)	(52)
Total other comprehensive income	16,109	16,109	657	(12,889)	(19,986)
Distributions to partners	(2,567)	(2,567)	(105)	—	(5,239)
Balance March 31, 2007	$117,754	$(130)	$(8)	$370	$117,986

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

The Partnership has four operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  In addition, in January 2007, GLP Finance Corp. (“GLP Finance”) was incorporated under the laws of the State of Delaware and became a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

In May of 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement.  The Partnership received proceeds of $50.0 million.  The Class B units are convertible into common units on a one-for-one basis upon the approval of a majority of the votes cast by common unitholders, provided that the total number of votes cast is at least a majority of common units eligible to vote (excluding common units held by Global GP LLC, the Partnership’s general partner (the “General Partner”), and its affiliates).  In addition, the Class B units are convertible into common units on a one-for-one basis if the New York Stock Exchange amends its requirements to eliminate the common unitholder approval requirement.  In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, times (ii) $0.4650, the amount of the Partnership’s first quarter per unit distribution to be paid to the common and subordinated unitholders on May 15, 2007.  Such discount will be paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership’s first quarter distribution.  As the issuance of the Class B units and related transactions occurred in May of 2007, they are not reflected in the accompanying financial statements for the three months ended March 31, 2007.

Also in May of 2007, the Partnership completed its previously announced acquisition of three contiguous refined petroleum product terminals from ExxonMobil Oil Corporation for cash consideration of approximately $101.5 million.  The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings shares and related NYMEX seats and the $50.0 million private placement of Class B units discussed above.  As the acquisition of these three terminals and related transactions occurred in May of 2007, they are not reflected in the accompanying financial statements for the three months ended March 31, 2007.

As of May 9, 2007, the Partnership’s 1.73% general partner interest is held by the General Partner.  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 60,224 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2007.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The balance sheet at December 31, 2006 has been derived from the audited financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.                      Reclassification

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation.

Note 3.                      Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the year.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner in excess of its 2% general partner interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force (“EITF”) 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its limited partner units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended March 31,
	2007	2006

Net income	$32,875	$12,688
Less:
General Partner’s 2% general partner interest	(657)	(254)
Net income available to limited partners	32,218	12,434
Dilutive impact of theoretical distribution of earnings	(12,405)	(2,872)
Net income available to limited partners under EITF 03-06	$19,813	$9,562

Per unit data:
Net income available to limited partners	$2.85	$1.10
Dilutive impact of theoretical distribution of earnings	(1.10)	(0.25)
Net income available to limited partners under EITF 03-06	$1.75	$0.85

Weighted average limited partner units outstanding	11,285	11,285

During the three months ended March 31, 2007 and 2006, the Partnership did not declare cash distributions that resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above.  On April 24, 2007, the board of directors of the General Partner declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007.  This distribution resulted in the Partnership reaching its second target distribution with respect to the incentive distribution rights held by the General Partner for the quarter ended March 31, 2007.  See Note 9, “Cash Distributions” for further information.

Note 4.                      Inventories

The Partnership hedges substantially all of its inventory purchases through futures and swap agreements.  Hedges are executed when inventory is purchased and are identified with that specific inventory.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Distillates: home heating oil, diesel and kerosene	$91,657	$235,266
Residual oil	19,524	35,226
Gasoline	23,319	9,870
Blend stock	7,808	7,705
Total	$142,308	$288,067

The decrease of $145.8 million was primarily due to lower distillates and residual oil inventory on hand as the Partnership approached the end of its heating season.

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at March 31, 2007 and December 31, 2006.

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

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at March 31, 2007.

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

The composition and fair value of derivative instruments relating to forward fixed contracts on the Partnership’s balance sheet consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Futures contracts	$(12)	$57,571
Swaps, options and other, net	(45)	8,544
	$(57)	$66,115

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

The Partnership formally documents all relationships between hedging instruments and hedged items after its risk management objectives and strategy for undertaking the hedge are determined.  The Partnership calculates hedge effectiveness on a quarterly basis.  This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed.  Both at the inception of the hedge and on an ongoing basis, the Partnership assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value of hedged items.  The derivative instruments that qualify for hedge accounting are fair value hedges.

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $1.4 million and $0.6 million at March 31, 2007 and December 31, 2006, respectively.

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

Note 6.                      Debt

In August 2006, the Partnership amended its four-year senior secured credit agreement (the “Credit Agreement”) to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million.  At March 31, 2007, there were three facilities under the Credit Agreement that included the following:

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

At March 31, 2007, borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Partnership classifies a portion of its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the revolving line of credit was $69.9 million and $82.0 million at March 31, 2007 and December 31, 2006, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its revolving line of credit as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the revolving line of credit was approximately $53.8 million and $188.7 million at March 31, 2007 and December 31, 2006, respectively, representing the amount the Partnership expects to pay down during the course of the year.

At March 31, 2007, availability under the Credit Agreement was reduced by the outstanding balance under the working capital revolving credit facility of approximately $123.7 million and by letters of credit totaling approximately $45.2 million.  The average interest rate for the three months ended March 31, 2007 was 6.3%.

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

The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at March 31, 2007.

The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility.  The revolving credit facility is subject to an annual “clean-down” period, requiring the Partnership to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

As previously disclosed in a Form 8-K filed by the Partnership on April 26, 2007, the Credit Agreement was amended to, among other things:

•              increase the Partnership’s $35.0 million acquisition facility by $50.0 million to $85.0 million;

•              possibly increase, at the request of the Partnership and provided that no Default or Event of Default (as defined in the Credit Agreement) then exists:  (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $650.0 million.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility;

•              extend the term of the Credit Agreement to April 22, 2011;

•              reduce the margins that are added to the Eurodollar rate for interest on indebtedness under the Credit Agreement from a range of 1.00% to 1.75% per annum to a range of 1.00% to 1.50% per annum, depending on which facility is being used;

•              reduce the minimum EBITDA (as defined in the Credit Agreement) to interest coverage ratio from 2.75:1:00 to 2.50:1.00; and

•              increase the threshold amount in excess of which the Partnership and guarantors are not permitted to make or to become legally obligated to make aggregate permitted capital expenditures in any fiscal year from $4.0 million to $10.0 million.

Note 7.                      Employee Benefit Plan with Related Party

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

	Three Months Ended March 31,
	2007	2006

Service cost	$204	$191
Interest cost	163	150
Expected return on plan assets	(158)	(145)
Net periodic benefit cost	$209	$196

Note 8.                      Related Party Transactions

The Partnership entered into a Second Amended and Restated Terminal Storage Rental and Throughput Agreement which, among other things, extended the term of the then current non-cancelable terminal facility agreement with Global Petroleum Corp. (“GPC”) through December 2013.  The agreement is accounted for as an operating lease.  The expenses under this agreement were $2.1 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.

Pursuant to the Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expense from these services was approximately $18,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively.  These affiliate charges were recorded in selling, general and administrative expenses in the accompanying statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 day’s notice at any time after January 1, 2008.

Pursuant to the Amended and Restated Services Agreement, the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance Energy Corp. (“Alliance”), an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $132,000 and $80,000 for the three months ended March 31, 2007 and 2006, respectively.  These intercompany fees were recorded as an offset to selling, general and administrative expenses in the accompanying statements of income.  The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 day’s notice at any time after January 1, 2008.

The Partnership sells refined petroleum products to Alliance at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $5.8 million and $5.0 million for the three months ended March 31, 2007 and 2006, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended March 31, 2007 and 2006, including payroll, payroll taxes and bonus accruals, were $8.3 million and $6.7 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31, 2007	December 31, 2006

Receivables from Alliance	$1,628	$1,793
Receivables from GPC	43	81
Receivables from the General Partner (1)	178	114
Total	$1,849	$1,988

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

The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98% to the common unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98% to the subordinated unitholders, pro rata, and 2% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages as provided below.

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98%	2%
First Target Distribution	Up to $0.4625	98%	2%
Second Target Distribution	above $0.4625 up to $0.5375	85%	15%
Third Target Distribution	above $0.5375 up to $0.6625	75%	25%
Thereafter	above $0.6625	50%	50%

The Partnership paid the following cash distribution during 2007 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Total Cash Distribution
02/14/07	$0.4550	$2,567	$2,567	$105	$5,239

In addition, on April 24, 2007, the board of directors of the General Partner declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007 ($1.86 per unit on an annualized basis) to the Partnership’s common and subordinated unitholders of record as of the close of business May 4, 2007.  This distribution resulted in the Partnership reaching its second target distribution for the quarter ended March 31, 2007.

Note 10.               Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the Wholesale segment, the Partnership sells gasoline, home heating oil, diesel, kerosene and residual oil to unbranded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene and residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock.  Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest.  Based on the way the CEO manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments.  Additionally, due to the commingled nature and uses of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate assets between the two segments.  There were no intersegment sales for any of the periods presented below.

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended March 31,
	2007	2006
Wholesale Segment:
Sales	$1,440,610	$1,196,979
Net product margin (1)
Distillates	$26,741	$19,597
Gasoline	1,618	3,236
Residual oil	9,884	4,654
Total	$38,243	$27,487
Commercial Segment:
Sales	132,566	154,044
Net product margin (1)	4,600	5,136
Combined sales and net product margin:
Sales	$1,573,176	$1,351,023
Net product margin (1)	$42,843	$32,623
Depreciation allocated to cost of sales	591	406
Combined gross profit	$42,252	$32,217

(1)             Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s financial statements to assess the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Combined gross profit	$42,252	$32,217
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	13,406	10,928
Operating expenses	5,890	5,551
Amortization expenses	358	406
Total operating costs and expenses	19,654	16,885
Operating income	22,598	15,332
Interest expense	(3,316)	(2,320)
Other income	—	356
Gain on sale of investment	14,118	—
Income tax expense	(525)	(680)
Net income	$32,875	$12,688

There were no foreign sales for the three months ended March 31, 2007 and 2006.  The Partnership has no foreign assets.

Note 11.               Capital Expenditures

The Partnership’s terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  The Partnership’s capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  The Partnership had approximately $0.8 million and $0.1 million in maintenance capital expenditures for the three months ended March 31, 2007 and 2006, respectively.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Capital improvement expenditures include expenditures to acquire assets to grow the Partnership’s business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  The Partnership had approximately $0.1 million and $0.7 million in capital improvement expenditures for the three months ended March 31, 2007 and 2006, respectively, to increase its operating capacity and capabilities.

Note 12.               Investment in Equity Securities

The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At December 31, 2006, the Partnership recorded the investment at a fair value of $13.9 million, based on its quoted market price, and classified the security as available for sale in the accompanying balance sheet.  The Partnership’s unrealized gain of $12.8 million was recorded in other comprehensive income.  Additionally, the Partnership recorded related dividend income of $356,000 in the accompanying statements of income for the three months ended March 31, 2006.

On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the statement of income for the quarter ended March 31, 2007.

Note 13.               Income Taxes

Global Montello Group Corp. is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of Global Montello Group Corp. for the three months ended March 31, 2007 and 2006.  The after-tax earnings of Global Montello Group Corp. are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello Group Corp.

On January 1, 2007, the Partnership adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Partnership performed an evaluation for the tax years ended December 31, 2006 and 2005, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007.  Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of March 31, 2007.  As such, the adoption of FIN 48 did not impact the Partnership’s consolidated financial condition, results of operations or cash flows.

Note 14.               Recent Accounting Pronouncements

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

Note 15.               Subsequent Events

As previously disclosed in a Form 8-K filed on April 24, 2007, the General Partner’s board of directors declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007 ($1.86 per unit on an annualized basis).  On May 15, 2007, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 4, 2007.

As previously disclosed in a Form 8-K filed on April 26, 2007, the Partnership and its subsidiaries, except for GLP Finance Corp., and the General Partner entered into a Third Amendment to Credit Agreement and Accession Agreement which amended the Credit Agreement dated October 4, 2005, as amended.

On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement.  The Partnership received proceeds of $50.0 million.  The Class B units are convertible into common units on a one-for-one basis upon the approval of a majority of the votes cast by common unitholders, provided that the total number of votes cast is at least a majority of common units eligible to vote (excluding common units held by the Partnership’s general partner and its affiliates).  In addition, the Class B units are convertible into common units on a one-for-one basis if the New York Stock Exchange amends its requirements to eliminate the common unitholder approval requirement.  In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, times (ii) $0.4650, the amount of the Partnership’s first quarter per unit distribution to be paid to the common and subordinated unitholders on May 15, 2007.  Such discount will be paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership’s first quarter distribution.

Also in May of 2007, the Partnership completed its previously announced acquisition of three contiguous refined petroleum product terminals from ExxonMobil Oil Corporation for cash consideration of approximately $101.5 million.  The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings shares and related NYMEX seats and the $50.0 million private placement of Class B units discussed above.

On May 10, 2007, the Partnership executed an interest rate derivative contract. The purpose of the contract is to provide the Partnership protection against future interest rate increases with respect to $100.0 million of borrowings under the Partnership’s Credit Agreement. The effective date of the instrument is May 14, 2007 and it expires on the maturity date of the Partnership’s Credit Agreement.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  During the first three months of 2007, we sold approximately $1.6 billion of refined petroleum products and small amounts of natural gas.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses (“SG&A”), (4) operating expenses, (5) heating degree days, (6) adjusted net income per diluted limited partner unit, (7) earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA and net income as adjusted for one-time gains and (8) distributable cash flow.

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales include sales of unbranded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.  Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s financial statements to assess the Partnership’s business.

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

Adjusted Net Income Per Diluted Limited Partner Unit

We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner’s interest as provided under EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”), divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.  Net income per diluted limited partner unit as dictated by EITF 03-06 is theoretical and pro forma in nature and does not reflect the economic probabilities of whether earnings for an accounting period would or could be distributed to unitholders.  The partnership agreement does not provide for the quarterly distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of sufficient cash reserves required to operate our business.  Accordingly, the distributions we historically paid and will pay in future periods are not impacted by net income per diluted limited partner unit as dictated by EITF 03-06.  However, adjusted net income per diluted limited partner unit is a non-GAAP financial measure and should not be considered as an alternative to net income per diluted limited partner unit or any other measure of financial performance presented in accordance with GAAP.  In addition, our adjusted net income per diluted limited partner unit may not be comparable to the adjusted net incomer per diluted limited partner unit or similarly titled measure of other companies.

EBITDA, Adjusted EBIDTA and Net Income as Adjusted for One-time Gains

EBITDA, adjusted EBITDA and net income as adjusted for one-time gains are used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment in the first quarter of 2007.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

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

Three Months Ended March 31, 2007 and 2006

During the first quarter ended March 31, 2007, we experienced higher volumes in our transportation fuels and, aided in part by colder-than-normal temperatures, strong heating oil sales.  Additionally, we benefited from favorable market conditions that enabled us to achieve a higher net product margin in our wholesale residual oil business as compared to the same period in 2006.  For the quarter ended March 31, 2007 compared to the same period in 2006, prices for gasoline and distillates increased by approximately 9% and 1%, respectively, while prices for residual oil decreased by 3%.  Temperatures were 2% colder than normal for the three months ended March 31, 2007, as measured by aggregate heating degree days.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars in thousands, except per unit amounts):

	Three Months Ended March 31,
	2007	2006

Net income as adjusted for one-time gains (1)	$18,757	$12,688

Adjusted net income per diluted limited partner unit (2)	$2.85	$1.10

Adjusted EBITDA (3)	$23,867	$16,760

Distributable cash flow (4)	$19,259	$13,656

Wholesale Segment:
Volume (gallons)	810,822	688,484
Sales	$1,440,610	$1,196,979
Net product margin (5)
Distillates	$26,741	$19,597
Gasoline	1,618	3,236
Residual oil	9,884	4,654
Total	$38,243	$27,487
Commercial Segment:
Volume (gallons)	95,550	109,479
Sales	132,566	154,044
Net product margin (5)	4,600	5,136
Combined sales and net product margin:
Sales	$1,573,176	$1,351,023
Net product margin (5)	$42,843	$32,623
Depreciation allocated to cost of sales	591	406
Combined gross profit	$42,252	$32,217

Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,918	2,635
Variance from normal heating degree days	2%	(8%)
Variance from prior period actual heating degree days	11%	(13%)

(1)            Net income as adjusted for one-time gains is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure.

(2)            Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(3)            Adjusted EBITDA is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures.

(4)            Distributable cash flow is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)            Net product margin is a non-GAAP financial measure which is discussed above under “Evaluating Our Operating Results.”  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended March 31,
	2007	2006
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$32,875	$12,688
Gain on sale of investment	(14,118)	—
Net income as adjusted for one-time gains	$18,757	$12,688

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended March 31,
	2007	2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$1.75	$0.85
Dilutive impact of theoretical distribution of earnings	1.10	0.25
Adjusted net income per diluted limited partner unit	$2.85	$1.10

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$32,875	$12,688
Depreciation and amortization	1,269	1,072
Interest expense	3,316	2,320
Income tax expense	525	680
EBITDA	37,985	16,760
Gain on sale of investment	(14,118)	—
Adjusted EBITDA	$23,867	$16,760

Reconciliation of cash flow provided by operating activities to EBITDA and Adjusted EBITDA:
Cash flow provided by operating activities	$140,728	$56,589
Net changes in operating assets and liabilities	(106,584)	(42,829)
Interest expense	3,316	2,320
Income tax expense	525	680
EBITDA	37,985	16,760
Gain on sale of investment	(14,118)	—
Adjusted EBITDA	$23,867	$16,760

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Reconciliation of net income to distributable cash flow:
Net income	$32,875	$12,688
Depreciation and amortization	1,269	1,072
Gain on sale of investment	(14,118)	—
Maintenance capital expenditures	(767)	(104)
Distributable cash flow	$19,259	$13,656

Reconciliation of cash flow provided by operating activities to distributable cash flow:
Cash flow provided by operating activities	$140,728	$56,589
Net changes in operating assets and liabilities	(106,584)	(42,829)
Gain on sale of investment	(14,118)	—
Maintenance capital expenditures	(767)	(104)
Distributable cash flow	$19,259	$13,656

Consolidated Results

Our total sales for the first quarter of 2007 increased by $222.2 million, or 16%, to $1,573.2 million compared to $1,351.0 million for the same period in 2006.  The increase was driven primarily by increased heating oil sales due to colder-than-normal temperatures and higher gasoline and distillate sales.  Our aggregate volume of product sold increased by approximately 108 million gallons, or 14%, to 906 million gallons.  The increase in volume primarily includes increases of 97 million and 41 million gallons in distillates and gasoline, respectively, as a result of our terminal acquisitions in Bridgeport, Connecticut and Macungie, Pennsylvania and higher-than-normal heating degree days, offset by a 25 million gallon decrease in residual oil.  The number of actual heating degree days increased 11% to 2,918 compared to 2,635 for the quarters ended March 31, 2007 and 2006, respectively.  Our gross profit for the first quarter of 2007 was $42.2 million, an increase of $10.0 million, or 31%, compared to $32.2 million for the same period in 2006.  The increase was primarily due to higher net product margins in our Wholesale segment for distillates and residual oil.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended March 31, 2007 increased by $188.2 million, or 22%, to $1,048.8 million from $860.6 million for three months ended March 31, 2006 primarily due to increases in volume sold and in distillate prices for the first quarter of 2007 compared to the same period in 2006.  We attribute the increase in volume sold to the terminal acquisitions in Bridgeport, Connecticut and Macungie, Pennsylvania as well as to temperatures that were 2% colder-than-normal for the first quarter of 2007 and 11% colder compared to the first quarter of 2006.  Our net product margin contribution from distillate sales increased by $7.1 million, or 36%, to $26.7 million for the three months ended March 31, 2007 compared to the same period in 2006.  The increase was, in part, the result of our ability to pass through to customers our increased costs related to sales and the introduction of specialty fuels, such as lower sulfur grades of diesel fuel, into our marketplaces.

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2007 were $381.3 million compared to 306.6 million for the same period in 2006.  The increase of $74.7 million, or 24%, for the first quarter of 2007 compared to the first quarter of 2006 was due to an increase of 22% in gasoline volume sold and higher gasoline prices.  Our net product margin from gasoline sales decreased by $1.6 million, or 50%, to $1.6 million for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to the return of margins to more historical norms as the industry adjusts to the introduction of ethanol-based gasoline and other transportation fuels.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2007 were $10.6 million compared to $29.8 million for the three months ended March 31, 2006.  The decrease of $19.2 million, or 64%, for the first three months of 2007 compared to 2006 was the result of a 60% decline in residual oil volume sold and a decrease in residual oil prices.  We attribute the decrease in volume sold to competitive pricing and alternative products.  Our product margin contribution from residual oil sales increased by $5.2 million, or 112%, to $9.9 million for the first quarter of 2007 compared to 2006, primarily due to an increase in net product margin and favorable market conditions.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 80% and 84% of total commercial volume sold for the three months ended March 31, 2007 and 2006, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial volume sold.

Commercial residual oil sales for the quarter ended March 31, 2007 decreased 17% compared to the same period in 2006 due to a 16% decrease in volume sold.  We attribute the decrease in volume sold to competitive pricing and alternative products.

Selling, General and Administrative Expenses

SG&A expenses increased by $2.5 million, or 23%, to $13.4 million for the three months ended March 31, 2007 compared to $10.9 million for the same period in 2006.  During the first quarter of 2007, we had increases of approximately $1.2 million in salaries and bonuses, $0.7 million in professional and consulting fees, $0.2 million in information technology expenses, $0.2 million related to employee vacation benefits and $0.2 million in other SG&A expenses.

Operating Expenses

Operating expenses increased by $0.3 million, or 5%, to $5.9 million for the three months ended March 31, 2007 compared to $5.6 million for the same period in 2006.  The increase was primarily due to $0.4 million in costs associated with operating our Bridgeport, Connecticut and Macungie, Pennsylvania facilities, $0.1 million in increased rent for additional tankage at the Capital Terminal in East Providence, Rhode Island and $0.1 million in other operating expenses, offset by $0.3 million in pipeline repair expenses we incurred during the first quarter of 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased $1.0 million, or 43%, to $3.3 million compared to $2.3 million for the same period in 2006, primarily due to higher average balances on our revolving line of credit and higher average interest rates during the three months ended March 31, 2007.

Other Income

Other income for the three months ended March 31, 2006 represented dividend income from our ownership interest in our NYMEX seats and related holdings.  In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats and, as a result, other income was not recognized for the three months ended March 31, 2007.  See Note 12 of Notes to Financial Statements.

Gain on Sale of Investment

The $14.1 million gain on sale of investment represents the amount we realized on the March 2007 sale of our NYMEX seats and holdings.  See Note 12 of Notes to Financial Statements.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements.  Cash generated from operations and our working capital revolving credit facility provides our primary sources of liquidity.  Working capital was $146.4 million at March 31, 2007 compared to $148.3 million at December 31, 2006.

On February 8, 2007, we and certain of our subsidiaries filed a universal shelf registration statement on Form S-3 with the SEC to register the issuance and sale, from time to time and in such amounts as is determined by market conditions and our needs, of up to $400.0 million of our common units and debt securities of both us and certain of our subsidiaries.  We will use the net proceeds from the sale of the securities covered by the shelf registration for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.  On April 3, 2007, we filed an amendment to the registration statement on Form S-3 /A, and on April 9, 2007, the registration statement on Form S-3 became effective by the SEC.

On February 14, 2007, we paid a cash distribution of $5.2 million for the fourth quarter of 2006 to our common and subordinated unitholders of record as of the close of business on February 5, 2007.

On April 24, 2007, the General Partner’s board of directors declared a quarterly cash distribution of $0.4650 per unit for the first quarter of 2007 to our common and subordinated unitholders of record as of the close of business on May 4, 2007.  This distribution resulted in our reaching the second target distribution with respect to the incentive distribution rights held by the General Partner for the quarter ended March 31, 2007.  We expect to pay the cash distribution of approximately $5.4 million on May 15, 2007.

On April 24, 2007, we amended our Credit Agreement to, among other things, increase the amount available to us for acquisitions from $35.0 million to $85.0 million and extend the term of the Credit Agreement through April 2011.  See “Credit Agreement” below for further details.

On May 9, 2007, we issued 1,785,715 unregistered Class B units in a private placement.  We received proceeds of $50.0 million.  The Class B units are convertible into common units on a one-for-one basis upon the approval of a majority of the votes cast by common unitholders, provided that the total number of votes cast is at least a majority of common units eligible to vote (excluding common units held by our general partner and its affiliates).  In addition, the Class B units are convertible into common units on a one-for-one basis if the New York Stock Exchange amends its requirements to eliminate the common unitholder approval requirement.  In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, times (ii) $0.4650, the amount of our first quarter per unit distribution to be paid to the common and subordinated unitholders on May 15, 2007.  Such discount will be paid by us to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter distribution.

On May 9, 2007, we completed our previously announced acquisition of three contiguous refined petroleum product terminals from ExxonMobil Oil Corporation for cash consideration of approximately $101.5 million.  We financed the acquisition through an expansion of our credit facility, proceeds from the sale of our NYMEX Holdings shares and related NYMEX seats and the $50.0 million private placement of Class B units discussed above.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $0.8 million and $0.1 million in maintenance capital expenditures for the three months ended March 31, 2007 and 2006, respectively.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We had approximately $0.1 million and $0.7 million in capital improvement expenditures for the three months ended March 31, 2007 and 2006, respectively, to increase operating capacity and capabilities.

We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We believe that we will have sufficient liquid assets, cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities under our shelf registration statement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities	$140,728	$56,589
Net cash provided by (used in) investing activities	$9,715	$(829)
Net cash used in financing activities	$(152,317)	$(56,706)

Net cash provided by operating activities increased by $84.1 million for the quarter ended March 31, 2007 compared to the same period in 2006 and generally reflects the contraction of our balance sheet from decreases in the carrying values of inventories and accounts payable as we exit our peak season, offset by an increase in the carrying value of accounts receivable due to a prolonged heating season in the first quarter of 2007 compared to the same period in 2006 and the increase in our gasoline sales.

The increase in cash provided by operating activities also includes net income of $32.9 million, the adjustment of $14.1 million for the gain on the sale of our NYMEX Holdings shares and related seats, and a $66.2 million change in fair value of our forward fixed purchase and sale contracts.

Net cash provided by investing activities was $9.7 million for the three months ended March 31, 2007 compared to cash used in the amount of $0.8 million for the same period in 2006.  The $10.5 million increase was primarily attributable to proceeds of $15.3 million from the sale of our investment in NYMEX Holdings and related seats, offset by $4.7 million used for a pre-acquisition deposit and other costs and $0.8 million used for total capital expenditures during the first quarter of 2007.

Net cash used in financing activities increased $95.6 million for the three months ended March 31, 2007 compared to the same period in 2006.  During the first quarter of 2007, we paid $147.0 million on our revolving line of credit and $5.2 million in cash distributions to our common and subordinated unitholders.  In comparison, for the first quarter in 2006, we paid $51.9 million on our credit facility and $4.7 million in cash distributions.

Credit Agreement

In August 2006, we, our general partner, our operating company and our operating subsidiaries amended our four-year senior secured credit agreement to increase the permanent working capital revolving credit facility commitment by $100.0 million for total available commitments of $600.0 million.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the revolving line of credit we expect to pay down during the course of the year.  The long-term portion of the revolving line of credit is the amount we expect to be outstanding during the entire year.

At March 31, 2007, there were three facilities under our Credit Agreement that included the following:

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

At March 31, 2007, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rate for the three months ended March 31, 2007 was 6.3%.  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.  As of March 31, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $123.7 million and outstanding letters of credit of $45.2 million, for a total indebtedness of $168.9 million.

Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

As previously disclosed in a Form 8-K filed by us on April 26, 2007, the Credit Agreement was amended to, among other things:

•              increase our $35.0 million acquisition facility by $50.0 million to $85.0 million;

•              possibly increase, at our request and provided that no Default or Event of Default (as defined in the Credit Agreement) then exists: (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $650.0 million.  Any such request for an increase by us must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility;

•              extend the term of the Credit Agreement to April 22, 2011;

•              reduce the margins that are added to the Eurodollar rate for interest on indebtedness under the Credit Agreement from a range of 1.00% to 1.75% per annum to a range of 1.00% to 1.50% per annum, depending on which facility is being used;

•              reduce the minimum EBITDA (as defined in the Credit Agreement) to interest coverage ratio from 2.75:1:00 to 2.50:1.00; and

•              increase the threshold amount in excess of which we are not permitted to make or to become legally obligated to make aggregate permitted capital expenditures in any fiscal year from $4.0 million to $10.0 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 14 of Notes to Financial Statements.

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our current credit facility and term loan.  Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.  We had no interest rate hedging instruments outstanding as of March 31, 2007.  Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1¾% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate (the average rate for the three months ended March 31, 2007 was 6.3%).  As of March 31, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $123.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $1.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2007, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

(Loss) gain:

	Fair Value at March 31, 2007	Effect of 10% Price Decrease

NYMEX contracts	$(1,691)	$1,080
Swaps, options and other, net	(675)	13
	$(2,366)	$1,093

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2007. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The required brokerage margin balance was $1.4 million at March 31, 2007.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended March 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described in our Annual Report on Form 10-K for the year ended December 31, 2006, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A.     Risk Factors

There have been no material changes to the Risk Factors disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 10, 2007	By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2007	By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Executive Vice President, Chief Operating Officer and Chief Financial Officer
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