Form 10-Q
period 2007-06-30
GLOBAL PARTNERS LP
filed 2007-08-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of August 1, 2007.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,527	$3,861
Accounts receivable, net	272,993	202,580
Accounts receivable—affiliates	5,506	1,988
Inventories	239,477	288,067
Available for sale securities	—	13,913
Brokerage margin deposits	4,591	625
Fair value of forward fixed contracts	944	66,115
Prepaid expenses and other current assets	10,563	18,924
Total current assets	536,601	596,073
Property and equipment, net	142,885	31,657
Intangible assets, net	8,360	9,076
Other assets	3,454	2,081
Total assets	$691,300	$638,887
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$232,898	$222,034
Revolving line of credit—current portion	98,100	188,700
Notes payable, other—current portion	319	319
Environmental liabilities—current portion	500	—
Accrued expenses and other current liabilities	50,459	35,573
Income taxes payable	—	1,164
Obligations on forward fixed contracts and other derivatives	10,517	—
Total current liabilities	392,793	447,790
Revolving line of credit—less current portion	122,000	82,000
Notes payable, other—less current portion	1,083	1,239
Environmental liabilities—less current portion	7,500	—
Accrued pension benefit cost	3,511	3,170
Deferred compensation	1,388	1,429
Other long-term liabilities	20	20
Total liabilities	528,295	535,648
Partners’ equity
Common unitholders (7,428,139 units issued and outstanding at June 30, 2007 and 5,642,424 at December 31, 2006)	164,554	104,212
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2007 and December 31, 2006)	(2,480)	(13,672)
General partner interest (230,303 equivalent units outstanding at June 30, 2007 and December 31, 2006)	(108)	(560)
Accumulated other comprehensive income	1,039	13,259
Total partners’ equity	163,005	103,239
Total liabilities and partners’ equity	$691,300	$638,887

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$1,384,090	$1,031,353	$2,957,266	$2,382,376
Cost of sales	1,362,468	1,010,709	2,893,392	2,329,515
Gross profit	21,622	20,644	63,874	52,861

Costs and operating expenses:
Selling, general and administrative expenses	11,458	9,416	24,864	20,344
Operating expenses	6,310	5,266	12,200	10,817
Amortization expenses	358	406	716	812
Total costs and operating expenses	18,126	15,088	37,780	31,973

Operating income	3,496	5,556	26,094	20,888

Interest expense	(2,523)	(1,786)	(5,839)	(4,106)
Other income	—	—	—	356
Gain on sale of investment	—	—	14,118	—

Income before income tax expense	973	3,770	34,373	17,138

Income tax expense	(363)	(290)	(888)	(970)

Net income	$610	$3,480	$33,485	$16,168

Less:
General partner’s interest in net income	(11)	(70)	(668)	(324)
Limited partners’ interest in net income	$599	$3,410	$32,817	$15,844

Net (loss) income per limited partner unit, basic and diluted(1)	$(1.28)	$0.30	$0.47	$1.15

Weighted average limited partners’ units outstanding, basic and diluted	12,325	11,285	11,808	11,285

(1)             See Note 3 for net (loss) income per limited partner unit calculation which includes a non-cash reduction in net income available to limited partners under EITF 98-05 (See Note 12).

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net income	$33,485	$16,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,126	1,960
Amortization of deferred financing fees	210	200
Disposition of property and equipment and other	(1)	175
Gain on sale of investment	(14,118)	—
Changes in operating assets and liabilities:
Accounts receivable	(70,413)	69,061
Accounts receivable — affiliate	(3,518)	222
Inventories	48,590	(3,223)
Broker margin deposits	(3,965)	3,694
Prepaid expenses, all other current assets and other assets	7,249	(4,842)
Accounts payable	10,864	(75,295)
Income taxes payable	(1,164)	(461)
Accrued expenses and all other current liabilities	15,264	4,580
Change in fair value of forward fixed contracts	75,688	—
Net cash provided by operating activities	101,297	12,239

Investing activities
Terminal acquisitions	(102,620)	(2,348)
Proceeds from sale of investment	15,262	—
Capital expenditures	(3,019)	(3,165)
Proceeds from sale of property and equipment	2	19
Net cash used in investing activities	(90,375)	(5,494)

Financing activities
Proceeds from common unit issuance, net of discount and fees	49,099	—
(Payments on) proceeds from credit facilities, net	(50,600)	2,200
Payments on note payable, other	(157)	(147)
Distributions to partners	(10,598)	(9,627)
Net cash used in financing activities	(12,256)	(7,574)

Decrease in cash and cash equivalents	(1,334)	(829)
Cash and cash equivalents at beginning of period	3,861	1,769
Cash and cash equivalents at end of period	$2,527	$940

Supplemental information
Cash paid during the period for interest	$5,506	$4,070

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
				General	Other	Total
	Common	Class B	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Units	Unitholders	Interest	Income	Equity
Balance December 31, 2006	$104,212	$—	$(13,672)	$(560)	$13,259	$103,239
Proceeds of issuance of Class B units, net	—	49,099	—	—	—	49,099
Non-cash reduction under EITF 98-05 on issuance of Class B units (Note 12)	(16,400)	16,400	—	—	—	—
Conversion of Class B units	65,499	(65,499)	—	—	—	—
Distributions to partners	(5,191)	—	(5,191)	(216)	—	(10,598)
Comprehensive income:
Net income	16,434	—	16,383	668	—	33,485
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	—	(12,837)	(12,837)
Change in fair value of interest rate collar	—	—	—	—	540	540
Adjustment - SFAS No. 158	—	—	—	—	77	77
Total other comprehensive income	16,434	—	16,383	688	(12,220)	21,265
Balance June 30, 2007	$164,554	$—	$(2,480)	$(108)	$1,039	$163,005

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

The Partnership has four operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement from which it received gross proceeds of $50.0 million.  The Class B units were convertible into common units on a one-for-one basis.  In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, and (ii) $0.4650, the amount of the Partnership’s first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007.  Such discount was paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership’s first quarter distribution and resulted in proceeds of $49.2 million.  On May 22, 2007, the Class B units converted into common units on a one-for-one basis.  See Note 12 for additional information on the private placement.

Also on May 9, 2007, the Partnership completed its acquisition of three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil Oil Corporation (“ExxonMobil”).  The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings shares and related NYMEX seats and the private placement of Class B units discussed above.  See Note 13 for information on the acquisition.

The Partnership’s 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed above and in Note 12) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 60,224 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2007.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements and

Note 2.                      Reclassification

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation.

Note 3.                      Net (Loss) Income Per Limited Partner Unit

The computation of net (loss) income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the year.  Basic and diluted net (loss) income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner in excess of its general partner interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its limited partner units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net (loss) income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net (loss) income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$610	$3,480	$33,485	$16,168
Less:
General Partner’s general partner interest(1)	(11)	(70)	(668)	(324)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	(16,400)	—	(16,400)	—
Net (loss) income available to limited partners	(15,801)	3,410	16,417	15,844
Dilutive impact of theoretical distribution of earnings	—	—	(12,405)	(2,872)
Net (loss) income available to limited partners under EITF 03-06 and EITF 98-05	$(15,801)	$3,410	$4,012	$12,972

Per unit data:
Net (loss) income available to limited partners	$(1.28)	$0.30	$1.57	$1.40
Dilutive impact of theoretical distribution of earnings	—	—	(1.10)	(0.25)
Net (loss) income available to limited partners under EITF 03-06 and EITF 98-05(3)	$(1.28)	$0.30	$0.47	$1.15

Weighted average limited partner units outstanding	12,325	11,285	11,808	11,285

(1)             On May 9, 2007, the general partner interest was reduced to 1.73% as a result of the private placement of Class B units.  Calculation includes the effect of the private placement of Class B units and is based on a weighted average of 1.83% and 1.99% for the three and six months ended June 30, 2007, respectively.  For the three and six months ended June 30, 2006, the general partner interest was 2%.

(2)             In connection with the private placement of Class B units (see Note 12), the Partnership was required to take into account the effect of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-05”).  As a result, a non-cash reduction in net income available to limited partners was recorded because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  Although EITF 98-05 affects net income available to limited partners, it does not affect net income nor does it affect total unitholders’ equity.

(3)             Per unit data includes the weighted average effect of the private placement of Class B units which were converted to common units for the three and six months ended June 30, 2007.  Per unit data is calculated on a quarterly basis pursuant to EITF 03-06, therefore, per unit data for the six months ended June 30, 2007 and 2006 equals the sums of the respective first and second quarters.

On April 24, 2007, the board of directors of our General Partner declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007.  On July 24, 2007, the board declared a quarterly cash distribution of $0.4725 per unit for the period from April 1, 2007 through June 30, 2007.  These declared cash distributions resulted in incentive distributions to our General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

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

	June 30, 2007	December 31, 2006

Distillates: home heating oil, diesel and kerosene	$152,842	$235,266
Residual oil	25,466	35,226
Gasoline	46,719	9,870
Blendstock	14,450	7,705
Total	$239,477	$288,067

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable.  Negative exchange balances are accounted for as accounts payable.  Exchange transactions are valued using current quoted market prices.  The impact of exchange agreements was not material to the Partnership’s financial statements at June 30, 2007 and December 31, 2006.

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

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at June 30, 2007.

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

The composition and fair value of derivative instruments relating to forward fixed contracts on the Partnership’s consolidated balance sheet consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Futures contracts	$(9,467)	$57,571
Swaps, options and other, net	(106)	8,544
	$(9,573)	$66,115

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $4.6 million and $0.6 million at June 30, 2007 and December 31, 2006, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  The Partnership utilizes primarily one broker, a major financial institution, for all derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is presented on a net basis on the consolidated balance sheets.

Interest Rate Hedge

In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, the Partnership established a minimum floor rate of 3.75%.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  As of June 30, 2007, the change in fair value of the collar was an asset of approximately $0.5 million and was recorded in both other long-term assets and accumulated other comprehensive income in the accompanying consolidated balance sheet.  There was no ineffectiveness related to the collar as of June 30, 2007.

Note 6.                      Debt

The Partnership has a four-year senior secured credit agreement (the “Credit Agreement”) with total available commitments of $650.0 million.  At June 30, 2007, there were three facilities under the Credit Agreement that included the following:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $550.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

•              an $85.0 million acquisition facility to be used for funding acquisitions similar to the Partnership’s business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•              a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to the Partnership’s unitholders.

In addition, provided no Event of Default (as defined in the Credit Agreement) then exists, the Partnership may request to increase:  (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $650.0 million.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.

At June 30, 2007, borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bear interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings (see Note 5 for further discussion on the interest rate collar).  The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the revolving line of credit was $122.0 million and $82.0 million at June 30, 2007 and December 31, 2006, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its revolving line of credit as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the revolving line of credit was approximately $98.1 million and $188.7 million at June 30, 2007 and December 31, 2006, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

At June 30, 2007, availability under the Credit Agreement was reduced by the outstanding balance of approximately $220.1 million and by letters of credit totaling approximately $59.0 million.  The average interest rates for the three and six months ended June 30, 2007 were 6.4% and 6.3%, respectively.

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

The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$203	$191	$407	$382
Interest cost	164	149	327	299
Expected return on plan assets	(158)	(144)	(316)	(289)
Net periodic benefit cost	$209	$196	$418	$392

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and $4.1 million for each of the six months ended June 30, 2007 and 2006.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $18,000 and $22,000 for the three months ended June 30, 2007 and 2006, respectively, and $36,000 and $39,000 for the six months ended June 30, 2007 and 2006, respectively.  These affiliate charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 day’s notice at any time after January 1, 2008.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy Corp. (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $132,000 and $298,000 for the three months ended June 30, 2007 and 2006, respectively, and $264,000 and $378,000 for the six months ended June 30, 2007 and 2006, respectively.  These intercompany fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 day’s notice at any time after January 1, 2008.

The Partnership sells refined petroleum products to Alliance at arm’s length and at prevailing market prices at the time of delivery.  Sales to Alliance were $13.2 million and $6.5 million for the three months ended June 30, 2007 and 2006, respectively, and $19.0 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended June 30, 2007 and 2006, including payroll, payroll taxes and bonus accruals, were $6.3 million and $4.5 million, respectively, and $14.6 million and $11.2 million for the six months ended June 30, 2007 and 2006, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30, 2007	December 31, 2006
Receivables from Alliance	$5,113	$1,793
Receivables from GPC	134	81
Receivables from the General Partner (1)	259	114
Total	$5,506	$1,988

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

The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages as provided below.

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2007 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution(1)	Total Cash Distribution
02/14/07	$0.4550	$2,567	$2,567	$105	$—	$5,239
05/15/07	0.4650	2,624	2,624	107	4	5359

(1)             This distribution of $0.4650 per unit resulted in the Partnership reaching its second target distribution for the first quarter of 2007.  As a result, the General Partner received an additional distribution of approximately $4.

The Partnership also paid a cash distribution of approximately $0.8 million to the purchasers of the Class B units (see Note 1).  In addition, on July 24, 2007, the board of directors of the General Partner declared a quarterly cash distribution of $0.4725 per unit for the period from April 1, 2007 through June 30, 2007 ($1.89 per unit on an annualized basis) to the Partnership’s common and subordinated unitholders of record as of the close of business August 3, 2007.  This distribution resulted in the Partnership reaching its second target distribution for the second quarter ended June 30, 2007.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Wholesale Segment:
Sales	$1,304,171	$950,801	$2,744,781	$2,147,780
Net product margin (1)
Distillates	$12,555	$5,992	$39,296	$25,589
Gasoline	2,316	7,166	3,934	10,402
Residual oil	5,488	5,266	15,372	9,920
Total	$20,359	$18,424	$58,602	$45,911
Commercial Segment:
Sales	$79,919	$80,552	$212,485	$234,596
Net product margin (1)	$2,634	$2,644	$7,234	$7,780
Combined sales and net product margin:
Sales	$1,384,090	$1,031,353	$2,957,266	$2,382,376
Net product margin (1)	$22,993	$21,068	$65,836	$53,691
Depreciation allocated to cost of sales	1,371	424	1,962	830
Combined gross profit	$21,622	$20,644	$63,874	$52,861

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2006
	2007	2006	2007	2006
Combined gross profit	$21,622	$20,644	$63,874	$52,861
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	11,458	9,416	24,864	20,344
Operating expenses	6,310	5,266	12,200	10,817
Amortization expenses	358	406	716	812
Total operating costs and expenses	18,126	15,088	37,780	31,973
Operating income	3,496	5,556	26,094	20,888
Interest expense	(2,523)	(1,786)	(5,839)	(4,106)
Other income	—	—	—	356
Gain on sale of investment	—	—	14,118	—
Income tax expense	(363)	(290)	(888)	(970)
Net income	$610	$3,480	$33,485	$16,168

There were no foreign sales for the three and six months ended June 30, 2007 and 2006.  The Partnership has no foreign assets.

Note 11.               Investment in Equity Securities

The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At December 31, 2006, the Partnership recorded the investment at a fair value of $13.9 million, based on its quoted market price, and classified the security as available for sale in the accompanying consolidated balance sheet.  The Partnership’s unrealized gain of $12.8 million was recorded in other comprehensive income.  Additionally, the Partnership recorded related dividend income of $356,000 in the accompanying consolidated statements of income for the six months ended June 30, 2006.

On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the consolidated statements of income for the six months ended June 30, 2007.

Note 12.               Unitholders’ Equity

Private Placement

On March 13, 2007, the Partnership entered into a Class B Unit Purchase Agreement (the “Unit Purchase Agreement”) with Kayne Anderson MLP Investment Company and funds managed by Tortoise Capital Advisors, LLC and Fiduciary Asset Management, LLC (the “Purchasers”) to sell $50.0 million of Class B units representing limited partner interests of the Partnership in a private placement (the “Private Placement”).  The Partnership issued and sold 1,785,715 Class B units to the Purchasers pursuant to the Unit Purchase Agreement on May 9, 2007.  The Class B units were convertible into common units on a one-for-one basis.

In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership’s first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007.  Such discount was paid by the Partnership to the Purchasers of the Class B units substantially contemporaneously with the payment of the Partnership’s first quarter distribution.  After giving effect to such reduction, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit.  The net purchase price of the Class B units, after the reduction and related fees, was $49.1 million.  The net proceeds of the Class B units were used to partially finance the acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil (see Note 13).  On May 22, 2007, the Class B units converted into common units on one-for-one basis.

In connection with the Unit Purchase Agreement, the Partnership entered into a registration rights agreement (the “Registration Rights Agreement”) dated May 9, 2007 with the Purchasers.  Pursuant to the Registration Rights Agreement, the Partnership is required to file a shelf registration statement to register the common units issuable upon conversion of the Class B units issued to the Purchasers within 90 days, and use its commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the Private Placement.  On August 6, 2007, the Partnership filed a Registration Statement on Form S-3 with the SEC for the registration of the 1,785,715 common units into which the Class B units converted.  In addition, the Registration Rights Agreement gives the Purchasers piggyback registration rights under certain circumstances.  These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

If the shelf registration statement is not effective by November 5, 2007, then the Partnership could potentially pay the Purchasers liquidated damages of $125,000 per 30-day period for the first 60 days following November 5, 2007.  This amount could increase by an additional $125,000 per 30-day period for each subsequent 60 days, up to a maximum of $500,000 per 30-day period.  The aggregate amount of liquidated damages the Partnership could pay will not exceed 10% of the gross purchase price, or $5.0 million.  Based upon its evaluation of the liability exposure related to the liquidated damages, the Partnership determined such exposure is remote and, therefore, did not record a liability as of June 30, 2007.

Class B Units Convert into Common Units

On May 9, 2007, the Partnership issued and sold to the Purchasers 1,785,715 Class B units representing limited partner interests of the Partnership in a private placement for $50.0 million.  After giving effect to a price reduction as discussed above, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit.  On May 22, 2007, the Class B units converted into common units on one-for-one basis.

In connection with the transaction, the Partnership was required to take into account the effect of EITF 98-05.  As a result, a non-cash reduction in net income available to limited partners was recorded.  This non-cash reduction is required to be recorded pursuant to EITF 98-05 because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53).  The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity.  Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders.

Although EITF 98-05 affects net income available to limited partners, it does not affect net income, nor does it affect total unitholders’ equity.

Note 13.               Terminal Acquisition

On May 9, 2007, the Partnership completed its acquisition of three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million.  The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings shares and related NYMEX seats and the private placement of Class B units (see Notes 6, 11 and 12, respectively).  This acquisition has been accounted for as an asset acquisition.

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and environmental liabilities assumed.  The allocation of the purchase price will be finalized as the Partnership receives other information relevant to the acquisition, including a valuation of the assets purchased and further information with respect to the environmental liabilities assumed.  The final allocation for this acquisition may be different from the preliminary estimates presented below.  The impact of any adjustments to the final allocation is not expected to be material to the Partnership’s results for the year ended December 31, 2007 (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$88,771
Land	21,434
Fixtures, equipment and automobiles	415
Total assets purchased	110,620

Less environmental liabilities assumed (see Note 14)	(8,000)

Total purchase price	$102,620

Note 14.               Environmental Liabilities

The Partnership currently owns or leases properties where refined petroleum products are being or have been handled.  These properties and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes to the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

The Partnership maintains insurance of various types with varying levels of coverage that it considers adequate under the circumstances to cover its operations and properties.  The insurance policies are subject to deductibles that the Partnership considers reasonable and not excessive.  In addition, the Partnership has entered into indemnification agreements with various sellers in conjunction with several of its acquisitions.  Allocation of environmental liability is an issue negotiated in connection with each of the Partnership’s acquisition transactions.  In each case, the Partnership makes an assessment of potential environmental liability exposure based on available information.  Based on that assessment and relevant economic and risk factors, the Partnership determines whether to, and the extent to which it will, assume liability for existing environmental conditions.

In connection with the purchase of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals in May, 2007, the Partnership identified certain environmental liabilities which it assumed, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the New York Department of Environmental Conservation (“NYDEC”) with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of $8.0 million of which $0.5 million was recorded as a current liability and $7.5 million was recorded as a long-term liability on the accompanying consolidated balance sheet at June 30, 2007.

In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the “Global Macungie Terminal”), the Partnership assumed certain existing environmental liabilities at the terminal.  The Partnership did not accrue for these contingencies as it currently believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time.  The Partnership also executed an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency, Region III (“EPA”) requiring certain investigatory activities at the Global Macungie Terminal.  Although the Partnership cannot predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it.  Furthermore, the Partnership does not believe that compliance with the terms of the AOC executed by it will result in material costs or have a material impact on the Partnership’s operations.

The Partnership’s estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.  Therefore, although the Partnership believes that the reserve is adequate, no assurances can be made that any costs incurred in excess of this reserve or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Note 15.               Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2007	December 31, 2006

Buildings, docks, terminal facilities and improvements	$117,777	$27,598
Land	26,852	5,418
Fixtures, equipment and automobiles	5,525	3,508
	150,154	36,524
Less accumulated depreciation	(7,269)	(4,867)
Total	$142,885	$31,657

The increase of approximately $113.6 million in property and equipment and $2.4 million in accumulated depreciation is primarily due to the Partnership’s acquisition of three refined petroleum products terminals from ExxonMobil (see Note 13).

Note 16.               Income Taxes

Global Montello Group Corp. is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of Global Montello Group Corp. for the three and six months ended June 30, 2007 and 2006.  The after-tax earnings of Global Montello Group Corp. are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello Group Corp.

On January 1, 2007, the Partnership adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Partnership performed an evaluation for the tax years ended December 31, 2006 and 2005, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2007.  Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of June 30, 2007.  As such, the adoption of FIN 48 did not impact the Partnership’s consolidated financial condition, results of operations or cash flows.

Note 17.               Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides entities with an option to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Partnership will adopt this statement on January 1, 2008 and is in the process of evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

Note 18.               Subsequent Events

The General Partner’s board of directors declared a quarterly cash distribution of $0.4725 per unit ($1.89 per unit on an annualized basis) for the period from April 1, 2007 through June 30, 2007.  On August 14, 2007, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 3, 2007.

On July 9, 2007, the Partnership announced that it entered into a Terminals and Sale Purchase Agreement to acquire two refined petroleum products terminals located in Glenwood Landing and Inwood, New York from ExxonMobil for cash consideration of approximately $34.7 million.

On August 6, 2007, pursuant to the Registration Rights Agreement described in Note 12, the Partnership filed a Registration Statement on Form S-3 with the SEC for the registration of 1,785,715 common units.  This Registration Statement is intended to satisfy the Partnership’s obligation to register the common units into which Class B units issued to the Purchasers in the Private Placement described in Note 12 converted on May 22, 2007.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Reconciliation of Net (Loss) Income Available to Limited Partners

In connection with the private placement of Class B units (see Note 12 of Notes to Financial Statements), we were required to take into account the effect of EITF 98-05.  As a result, a non-cash reduction in net income available to limited partners was recorded.  This non-cash reduction is required to be recorded pursuant to EITF 98-05 because the fair value of our common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  Although EITF 98-05 affects net income available to limited partners, it does not affect net income or distributable cash flow to limited partners, nor does it affect total unitholders’ equity.

The following sets forth the reconciliation of net (loss) income available to limited partners for the periods presented (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$610	$3,480	$33,485	$16,168
Less: General Partner’s general partner interest	(11)	(70)	(668)	(324)
Net income available to limited partners before the effect of EITF 98-05	599	3,410	32,817	15,844
Less: Non-cash reduction under EITF 98-05 allocated to limited partners	(16,400)	—	(16,400)	—
Net (loss) income available to limited partners	(15,801)	3,410	16,417	15,844
Less: Dilutive impact of theoretical distribution of earnings	—	—	(12,405)	(2,872)
Net (loss) income available to limited partners under EITF 03-06 and EITF 98-05	$(15,801)	$3,410	$4,012	$12,092

Per unit data:
Net (loss) income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$(1.28)	$0.30	0.47	$1.15
Dilutive impact of non-cash reduction under EITF 98-05 allocated to limited partner units	1.33	—	1.33	—
Dilutive impact of theoretical distribution of earnings	—	—	1.10	0.25
Adjusted net income per diluted limited partner unit(1)	$0.05	$0.30	2.90	1.40

As noted above, the effect of EITF 98-05 does not affect distributable cash flow.  The following is a reconciliation of net income to distributable cash flow for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Reconciliation of net income to distributable cash flow(2):
Net income	$610	$3,480	$33,485	$16,168
Depreciation and amortization	2,067	1,088	3,336	2,160
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(1,100)	(411)	(1,867)	(515)
Distributable cash flow	$1,577	$4,157	$20,836	$17,813

(1)            Adjusted net income per diluted limited partner unit is a non-GAAP financial measure used to measure our financial performance on a per-unit basis and is discussed below under “Evaluating Our Operating Results.”

(2)            Distributable cash flow is a non-GAAP financial measure used for our limited partners since it serves as an indicator of our success in providing a cash return on their investment and is discussed below under “Evaluating Our Operating Results.”

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three and six months ended June 30, 2007, we sold approximately $1.4 billion and $3.0 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

Our business activities are substantially comprised of purchasing, terminalling, storing and selling refined petroleum products.  We believe that the combination of our terminalling and storage activities, together with our marketing activities, provides a balance that has a stabilizing effect on our results of operations and cash flow.  Our results of operations are less weather sensitive than they have been in the past.  The increase in the non-weather sensitive components including, without limitation, transportation fuels of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales.  In addition, substantial portions of our heating oil are sold on a forward fixed basis.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months.  In a backwardated market (when product prices for future deliveries are lower than for current deliveries) because of our high turnover of inventory, we are able to minimize our inventories and commodity risk while attempting to maintain or increase net product margins.

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

Adjusted Net Income Per Diluted Limited Partner Unit

We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner’s interest as provided under EITF 03-06 and a non-cash reduction in net income available to limited partners under EITF 98-05, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.

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

The non-cash reduction under EITF 98-05 is the result of accounting for the sale of Class B units (see Note 12 of Notes to Financial Statements).  Although EITF 98-05 affects net income available to limited partners, it does not affect net income or distributable cash flow to limited partners, nor does it affect total unitholders equity.

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

EBITDA, Adjusted EBITDA and Net Income as Adjusted for One-time Gains

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

Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the six months ended June 30, 2007.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

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

Three and Six Months Ended June 30, 2007 and 2006

During the second quarter ended June 30, 2007, we experienced higher sales volumes primarily due to our terminal acquisitions and cooler-than-normal temperatures.   Additionally, we benefited from margin expansion, volume expansion related to our terminal acquisitions and volume expansion due to weather that enabled us to achieve a higher net product margin in our wholesale distillate business and favorable market conditions that enabled us to achieve a higher net product margin in our residual oil business as compared to the same period in 2006.  Commodity prices continued to rise for the three and six months ended June 30, 2007.  Temperatures were 4% colder and 2% colder than normal for the three and six months ended June 30, 2007, respectively, and 7% colder and 10% colder than last year for the three and six months ended June 30, 2007, respectively, as measured by aggregate heating degree days.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income as adjusted for one-time gains (1)	$610	$3,480	$19,367	$16,168

Adjusted net income per diluted limited partner unit (2)	$0.05	$0.30	$2.90	$1.40

Adjusted EBITDA (3)	$5,563	$6,644	$29,430	$23,404

Distributable cash flow (4)	$1,577	$4,157	$20,836	$17,813

Wholesale Segment:
Volume (gallons)	630,155	462,087	1,440,977	1,150,571
Sales	$1,304,171	$950,801	$2,744,781	$2,147,780
Net product margin (5)
Distillates	$12,555	$5,992	$39,296	$25,589
Gasoline	2,316	7,166	3,934	10,402
Residual oil	5,488	5,266	15,372	9,920
Total	$20,359	$18,424	$58,602	$45,911
Commercial Segment:
Volume (gallons)	53,223	56,827	148,773	166,307
Sales	$79,919	$80,552	$212,485	$234,596
Net product margin (5)	$2,634	$2,644	$7,234	$7,780
Combined sales and net product margin:
Sales	$1,384,090	$1,031,353	$2,957,266	$2,382,376
Net product margin (5)	$22,993	$21,068	$65,836	$53,691
Depreciation allocated to cost of sales	1,371	424	1,962	830
Combined gross profit	$21,622	$20,644	$63,874	$52,861

Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	817	762	3,735	3,397
Variance from normal heating degree days	4%	(3)%	2%	(7)%
Variance from prior period actual heating degree days	7%	(16)%	10%	(14)%

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

The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$610	$3,480	$33,485	$16,168
Gain on sale of investment	—	—	(14,118)	—
Net income as adjusted for one-time gains	$610	$3,480	$19,367	$16,168

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$(1.28)	$0.30	$0.47	$1.15
Dilutive impact of non-cash reduction under EITF 98-05	1.33	—	1.33	—
Dilutive impact of theoretical distribution of earnings	—	—	1.10	0.25
Adjusted net income per diluted limited partner unit	$0.05	$0.30	$2.90	$1.40

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$610	$3,480	$33,485	$16,168
Depreciation and amortization	2,067	1,088	3,336	2,160
Interest expense	2,523	1,786	5,839	4,106
Income tax expense	363	290	888	970
EBITDA	5,563	6,644	43,548	23,404
Gain on sale of investment	—	—	(14,118)	—
Adjusted EBITDA	$5,563	$6,644	$29,430	$23,404

Reconciliation of cash flow (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Cash flow (used in) provided by operating activities	$(39,431)	$(44,350)	$101,297	$12,239
Net changes in operating assets and liabilities	42,108	48,918	(64,476)	6,089
Interest expense	2,523	1,786	5,839	4,106
Income tax expense	363	290	888	970
EBITDA	5,563	6,644	43,548	23,404
Gain on sale of investment	—	—	(14,118)	—
Adjusted EBITDA	$5,563	$6,644	$29,430	$23,404

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of net income to distributable cash flow:
Net income	$610	$3,480	$33,485	$16,168
Depreciation and amortization	2,067	1,088	3,336	2,160
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(1,100)	(411)	(1,867)	(515)
Distributable cash flow	$1,577	$4,157	$20,836	$17,813

Reconciliation of cash flow (used in) provided by operating activities to distributable cash flow:
Cash flow (used in) provided by operating activities	$(39,431)	$(44,350)	$101,297	$12,239
Net changes in operating assets and liabilities	42,108	48,918	(64,476)	6,089
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(1,100)	(411)	(1,867)	(515)
Distributable cash flow	$1,577	$4,157	$20,836	$17,813

Consolidated Results

Our total sales for the second quarter of 2007 increased by $352.7 million, or 34%, to $1,384.1 million compared to $1,031.4 million for the same period in 2006.  The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 and increased heating oil sales due to colder-than-normal temperatures.  Our aggregate volume of product sold increased by approximately 164 million gallons, or 32%, to 683 million gallons.  The increase in volume primarily includes increases of 85 million and 91 million gallons in distillates and gasoline, respectively, as a result of our terminal acquisitions and higher-than-normal heating degree days.  The increase in volume was offset by an 8 million gallon decrease in residual oil.  The number of actual heating degree days increased 7% to 817 compared with 762 for the quarters ended June 30, 2007 and 2006, respectively.  Our gross profit for the second quarter of 2007 was $21.6 million, an increase of $1.0 million, or 5%, compared to $20.6 million for the same period in 2006.  The increase was primarily due to higher net product margins in our Wholesale segment for distillates and residual oil, offset by a decline in gasoline margins.

Our total sales for the six months ended June 30, 2007 increased by $574.9 million, or 24%, to $2,957.3 million compared to $2,382.4 million for the same period in 2006.  The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 and increased heating oil sales due to colder-than-normal temperatures.  Our aggregate volume of product sold increased by approximately 273 million gallons, or 21%, to 1,589 million gallons.  The increase in volume primarily includes increases of 182 million and 132 million gallons in distillates and gasoline, respectively, as a result of our terminal acquisitions and higher-than-normal heating degree days.  The increase in volume was offset by a 33 million gallon decrease in residual oil.  The number of actual heating degree days increased by approximately 10% to 3,735 compared to 3,397 for the six months ended June 30, 2007 and 2006, respectively.  Our gross profit for the six months ended June30, 2007 was $63.9 million, an increase of $11.0 million, or 21% compared to $52.9 million for the same period in 2006.  The increases in our gross profits for the three and six months ended June 30, 2007 were primarily due to higher net product margins in distillates and residual oil.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended June 30, 2007 were $584.1 million compared to $424.3 million for three months ended June 30, 2006.  During the first six months of 2007, wholesale distillate sales were $1,632.9 million compared to $1,284.8 million for the same period in 2006.  The increases of $159.8 million, or 38%, and $348.1 million, or 27%, for the three and six months ended June 30, 2007, respectively, were due to increases in volume sold and in distillate prices for the three and six months ended June 30, 2007 compared to the same periods in 2006.  We attribute the increases in volume sold to the 2006 terminal acquisitions in Bridgeport, Connecticut and Macungie, Pennsylvania and our recent terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont, as well as to temperatures that were 4% colder and 2% colder than normal for the three and six months ended June 30, 2007, respectively, and 7% colder and 10% colder than last year for the three and six months ended June 30, 2007, respectively.

Our net product margin contribution from distillate sales increased by $6.6 million, or 110%, to $12.6 million for the three months ended June 30, 2007 and by $13.7 million, or 54%, to $39.3 million for the six months ended June 30, 2007 compared to the same periods in 2006.  The increases were, in part, the result of margin expansion, volume expansion related to our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and Bridgeport, Connecticut and Macungie, Pennsylvania in 2006, and additional volume expansion due to colder-than-normal temperatures in 2007 and colder weather during the three and six months ended June 30, 2007 compared to the same periods in 2006.

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2007 were $698.0 million compared to $497.7 million for the same period in 2006.  During the first six months of 2007, wholesale gasoline sales were $1,079.3 million compared to $804.3 million for the same period in 2006.  The increases of $200.3 million, or 40%, and $274.9 million, or 34%, for the three and six months ended June 30, 2007, respectively, were due to our recent acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals and increases in gasoline volume sold and prices.

Our net product margin from gasoline sales decreased by $4.8 million, or 68%, to $2.3 million for the three months ended June 30, 2007 and by $6.5 million, or 62%, to $3.9 million for the six months ended June 30, 2007 compared to the same periods in 2006.  We attribute these decreases in net product margin to the return of margins to more historical norms as the industry adjusts to the introduction of ethanol-based gasoline, narrower net product margins generally and some initial start-up supply costs at the new Albany and Newburgh, New York and Burlington, Vermont terminals.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2007 were $22.1 million compared to $28.8 million for the three months ended June 30, 2007.  During the first six months of 2007, residual oil sales were $32.7 million compared to $58.6 million for the same period in 2006.  The decreases of $6.7 million, or 23%, and $25.9 million, or 44%, for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 were the result of declines in residual oil volume sold attributable to competitive pricing and competition from alternative products.

Our net product margin contribution from residual oil sales increased $0.2 million, or 4%, to $5.5 million for the three months ended June 30, 2007 and $5.4 million, or 55%, to $15.4 million for the six months ended June 30, 2007 compared to the same periods in 2007, primarily due to favorable market conditions.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 74% and 78% of total commercial volume sold for the three months ended June 30, 2007 and 2006, respectively, and approximately 78% and 82% of total commercial volume sold for the six months ended June 30, 2007 and 2006, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended June 30, 2007 decreased by 4% compared to the same period in 2006 due to an 8% decrease in volume sold.  For the six months ended June 30, 2007, residual oil sales decreased by 14% compared to the same period in 2006 due to a 14% decrease in volume sold.  We attribute the decreases in volume sold to competitive pricing and competition from alternative products.

Selling, General and Administrative Expenses

Attributed, in part, to the extension of our terminal network, SG&A expenses increased by $2.1 million, or 22%, to $11.5 million for the three months ended June 30, 2007 compared to $9.4 million for the same period in 2006.  During the second quarter of 2007, we had increases of approximately $1.2 million in salaries and accrued bonuses, $0.3 million in licensing fees and insurance premiums, $0.1 million in professional and consulting fees and $0.5 million in other SG&A expenses.

During the six months ended June 30, 2007, SG&A expenses increased by $4.5 million, or 22%, to $24.9 million compared to $20.3 million for the same period in 2006.  The increase was primarily due to approximately $2.3 million in salaries and accrued bonuses, $0.9 million in professional and consulting fees, $0.4 million in licensing fees and insurance premiums, $0.3 million related to employee vacation benefits and $0.6 million in other SG&A expenses.

Operating Expenses

Operating expenses increased by $1.0 million, or 19%, to $6.3 million for the three months ended June 30, 2007 compared to $5.3 million for the same period in 2006.  The increase was primarily due to $0.6 million in costs associated with operating our newly acquired Albany and Newburgh, New York and Burlington, Vermont terminals, $0.4 million in costs associated with operating our Bridgeport, Connecticut and Macungie, Pennsylvania facilities, $0.1 million in increased rent for additional tankage and $0.1 million in repair expenses at the Capital Terminal in East Providence, Rhode Island and $0.2 million in other operating expenses, offset by $0.4 million for the expansion of storage and delivery systems at an alternative location in New Bedford, Massachusetts during the second quarter of 2006.

Operating expenses for the six months ended June 30, 2007 increased by $1.4 million, or 13%, to $12.2 million compared to $10.8 million for the same period in 2006.  The increase was primarily due to $0.8 million in costs associated with operating our Bridgeport, Connecticut and Macungie, Pennsylvania facilities, $0.6 million in costs associated with operating our newly acquired Albany and Newburgh, New York and Burlington, Vermont terminals, $0.1 million in increased rent at our Gateway terminal, $0.1 million in increased rent for additional tankage and $0.1 million in repair expenses at the Capital Terminal in East Providence, Rhode Island and $0.5 million in other operating expenses, offset by $0.3 million in pipeline repair expenses and $0.5 million for the expansion of storage and delivery systems at an alternative location in New Bedford, Massachusetts incurred during the six months ended June 30, 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 increased by $0.7 million, or 41%, to $2.5 million compared to $1.8 million for the same period in 2006.  Interest expense for the six months ended June 30, 2007 increased by $1.7 million, or 42%, to $5.8 million compared to $4.1 million for the same period in 2006.  We attribute the increases primarily to borrowing on our acquisition facility to fund the acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals, higher average balances on our revolving line of credit and higher average interest rates during the three and six months ended June 30, 2007.

Other Income

Other income for the three and six months ended June 30, 2006 represented dividend income from our ownership interest in our NYMEX seats and related holdings.  In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats and, as a result, other income was not recognized for the three and six months ended June 30, 2007.  See Note 11 of Notes to Financial Statements.

Gain on Sale of Investment

The $14.1 million gain on sale of investment for the six months ended June 30, 2007 represented the amount we realized on the March 2007 sale of our NYMEX seats and holdings.  See Note 11 of Notes to Financial Statements.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our capital expenditures and our working capital requirements.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital was $143.8 million at June 30, 2007 compared to $148.3 million at December 31, 2006.

On February 8, 2007, we and certain of our subsidiaries filed a universal shelf registration statement on Form S-3 with the SEC to register the issuance and sale, from time to time and in such amounts as is determined by market conditions and our needs, of up to $400.0 million of our common units and debt securities of both us and certain of our subsidiaries.  We will use the net proceeds from the sale of the securities covered by the shelf registration for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.  On April 3, 2007, we filed an amendment to the registration statement, and on April 9, 2007, the SEC declared the registration statement effective.

On May 9, 2007, we issued 1,785,715 Class B units in a private placement from which we received gross proceeds of $50.0 million.  The Class B units were convertible into common units on a one-for-one basis.  In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units and (ii) $0.4650, the amount of our first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007.  Such discount was paid by us to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter distribution.  On May 22, 2007, the Class B units converted into common units on a one-for-one basis.  See Note 12 of Notes to Financial Statements for additional information on the private placement.

On May 9, 2007, we completed the acquisition of three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million.  We financed the acquisition through an expansion of our credit facility, proceeds from the sale of our NYMEX Holdings shares and related NYMEX seats and the private placement of Class B units discussed above.  See Note 13 of Notes to Financial Statements for additional information on the acquisition.

On May 15, 2007, we paid a cash distribution of $5.4 million for the first quarter of 2007 to our common and subordinated unitholders of record as of the close of business on May 4, 2007.

On July 24, 2007, our General Partner’s board of directors declared a quarterly cash distribution of $0.4725 per unit on all of our outstanding common and subordinated units for the second quarter of 2007 to our common and subordinated unitholders of record as of the close of business August 3, 2007.  We expect to pay the cash distribution of approximately $6.3 million on August 14, 2007.

On August 6, 2007, pursuant to the Registration Rights Agreement described in Note 12 of Notes to Financial Statements, we filed a Registration Statement on Form S-3 with the SEC for the registration of 1,785,715 common units.  This Registration Statement is intended to satisfy our obligation to register the common units into which Class B units issued to the Purchasers in the Private Placement described in Note 12 of Notes to Financial Statements converted on May 22, 2007.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $1.9 million and $0.5 million in maintenance capital expenditures for the six months ended June 30, 2007 and 2006, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We had approximately 1.1 million and $2.7 million in capital improvement expenditures for the six months ended June 30, 2007 and 2006, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, to increase our operating capacity and capabilities.  In addition, in May of 2007, we acquired three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101. 5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million.  In May of 2006, we acquired the Bridgeport, Connecticut facility for approximately $2.3 million.

We also made some investments in our information technology infrastructure to maintain uniformity among all our locations as we add acquired assets.  For example, we are implementing an enterprise wide system that provides us real-time access to information about inventory, pricing and sales by locations.

We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We believe that we will have sufficient liquid assets, cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities under our shelf registration statement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$101,297	$12,239
Net cash used in investing activities	$(90,375)	$(5,494)
Net cash used in financing activities	$(12,256)	$(7,574)

Cash flow from operating activities generally increases during the second quarter since accounts receivable, accounts payable and inventories generally contract as we enter the season when sales from heat-based products are lower.  Net cash provided by operating activities increased by $89.1 million for the six months ended June 30, 2007 compared to the same period in 2006 and primarily reflects increased earnings of $17.3 million, a $75.7 million change in fair value of our forward fixed contracts as these contracts are honored by our customers during our heating season and a $48.6 million decrease in inventories as we exit our peak season, offset by the increase in the carrying value of accounts receivable due to increased sales associated with our recent terminal acquisitions and colder-than-normal temperatures.

Net cash used in investing activities increased by $84.9 million for the six months June 30, 2007 compared to the same period in 2006, and included approximately $102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals and a total of $3.0 million in other capital expenditures, offset by gross proceeds of $15.3 million from the sale of our investment in NYMEX Holdings and related NYMEX seats.

Net cash used in financing activities increased by $4.7 million for the six months ended June 30, 2007 compared to the same period in 2006 and included a net change in our credit facilities of $50.6 million consisting of $87.1 million in payments on our revolving line of credit and $36.5 million in proceeds from our acquisition line of credit to fund the purchase of the Albany and Newburgh, New York and Burlington, Vermont terminals, and $10.6 million in cash distributions to our common and subordinated unitholders for the six months ended June 30, 2007, offset by net proceeds of $49.1 million from the issuance of Class B units.

Credit Agreement

We, our general partner, our operating company and our operating subsidiaries have a four-year senior secured credit agreement with total available commitments of $650.0 million.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the revolving line of credit we expect to pay down during the course of the year.  The long-term portion of the revolving line of credit is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 22, 2011.

At June 30, 2007, there were three facilities under our credit agreement that included the following:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $550.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

•              an $85.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•              a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to our unitholders.

In addition, provided no Event of Default (as defined in the Credit Agreement) then exists, the we may request to increase:  (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $650.0 million.  Any such request for an increase by us must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.

At June 30, 2007, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rates for the three and six months ended June 30, 2007 were 6.4% and 6.3%, respectively.  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.  As of June 30, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $220.1 million and outstanding letters of credit of $59.0 million, for a total indebtedness of $279.1 million.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 17 of Notes to Financial Statements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We utilize one interest rate collar to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facility and term loan.  Therefore, from time to time, we may utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.

Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate (the average rates for the three and six months ended June 30, 2007 were 6.4% and 6.3%, respectively).  As of June 30, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $220.1 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

On May 10, 2007, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the contract, we capped our exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, we established a minimum floor three-month LIBOR rate of 3.75%.  As of June 30, 2007, the three-month LIBOR rate of 5.36% was within the cap and floor.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  As of June 30, 2007, the three-month LIBOR rate of 5.36% was within the cap and floor.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133, as amended (see Note 5 of Notes to Financial Statements).

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures and option contracts traded on the NYMEX and over-the-counter transactions, including swap contracts entered into with established financial institutions and other credit-approved energy companies.  Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit.  While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

At June 30, 2007, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

Gain (loss):

	Fair Value at June 30, 2007	Effect of 10% Price Decrease

NYMEX contracts	$2,405	$8,591
Swaps, options and other, net	(795)	654
	$1,610	$9,245

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2007.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $4.6 million at June 30, 2007.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the fiscal quarter ended June 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in our Annual Report on Form 10-K for the year ended December 31, 2006, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

In November 2006, the EPA notified Global Companies LLC, as the operator of a refined petroleum product marketing and bulk storage terminal in Macungie, Pennsylvania of the EPA’s intention to negotiate an AOC with Global Companies LLC and the previous owner and owners of an adjacent terminal, to investigate and remediate in the soil and groundwater at the two sites.  In July 2007, Global Companies LLC and the previous owner of the Global Macungie Terminal executed an AOC with the EPA requiring investigatory activities, including additional groundwater monitoring and soil sampling at the Global Macungie Terminal.  In addition, the AOC executed by Global Companies LLC does not impose any obligations on Global Companies LLC relative to the adjacent terminal.  At the same time, the parties associated with the adjacent terminal entered into separate AOCs with the EPA.  Although we cannot predict the outcome of said additional investigation of the Global Macungie Terminal, based upon our current information, we do not anticipate that either outcome will have a material adverse effect on us.  Furthermore, we do not believe that compliance with the terms of the AOC executed by us will result in material costs or have a material impact on our operations.

In connection with our May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the NYDEC with respect to the Albany, New York terminal.  In connection with the acquisition, we recorded an environmental reserve of $8.0 million in respect of the assumed environmental liabilities.  NYDEC is currently reviewing the proposed remedial action plan submitted by ExxonMobil.  Subject to NYDEC’s approval of the proposed remedial action plan, we do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

Item 1A.     Risk Factors

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for additional risk factors.

Tax Risks

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many of the fair market value estimates of our assets ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders.  It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Item 6.        Exhibits

3.1		—

Second Amended and Restated Agreement of Limited Partnership of Global Partners LP, dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).

4.1		—

Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).

10.1		—	Terminals Sale and Purchase Agreement, dated March 16, 2007, by and between Global Partners LP and ExxonMobil Oil Corporation.

10.2		—

Third Amendment to Credit Agreement, dated as of April 24, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2007).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 9, 2007		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2007		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

3.1		—

Second Amended and Restated Agreement of Limited Partnership of Global Partners LP, dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).

4.1		—

Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).

10.1		—	Terminals Sale and Purchase Agreement, dated March 16, 2007, by and between Global Partners LP and ExxonMobil Oil Corporation.

10.2		—

Third Amendment to Credit Agreement, dated as of April 24, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2007).

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