Form 10-Q
period 2007-09-30
GLOBAL PARTNERS LP
filed 2007-11-09
CIK 1323468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32593

Global Partners LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3140887 (I.R.S. Employer Identification No.)
P.O. Box 9161 800 South Street Waltham, Massachusetts 02454-9161 (Address of principal executive offices, including zip code)
(781) 894-8800 (Registrant's telephone number, including area code)

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

        The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of November 6, 2007.

Item 1. Financial Statements

GLOBAL PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,928	$3,861
Accounts receivable, net	333,361	202,580
Accounts receivable—affiliates	4,594	1,988
Inventories	379,174	288,067
Available for sale securities	—	13,913
Brokerage margin deposits	9,462	625
Fair value of forward fixed contracts	1,377	66,115
Prepaid expenses and other current assets	13,920	18,924

Total current assets	744,816	596,073
Property and equipment, net	141,808	31,657
Intangible assets, net	8,507	9,076
Other assets	7,506	2,081

Total assets	$902,637	$638,887

Liabilities and partners' equity
Current liabilities:
Accounts payable	$300,641	$222,034
Revolving line of credit—current portion	232,400	188,700
Notes payable, other—current portion	1,321	319
Environmental liabilities—current portion	500	—
Accrued expenses and other current liabilities	50,421	35,573
Income taxes payable	—	1,164
Obligations on forward fixed contracts and other derivatives	24,487	—

Total current liabilities	609,770	447,790
Revolving line of credit—less current portion	122,000	82,000
Notes payable, other—less current portion	—	1,239
Environmental liabilities—less current portion	7,500	—
Accrued pension benefit cost	3,284	3,170
Deferred compensation	1,435	1,429
Other long-term liabilities	234	20

Total liabilities	744,223	535,648
Partners' equity
Common unitholders (7,428,139 units issued and outstanding at September 30, 2007 and 5,642,424 at December 31, 2006)	162,557	104,212
Subordinated unitholders (5,642,424 units issued and outstanding at September 30, 2007 and December 31, 2006)	(4,073)	(13,672)
General partner interest (230,303 equivalent units outstanding at September 30, 2007 and December 31, 2006)	(193)	(560)
Accumulated other comprehensive income	123	13,259

Total partners' equity	158,414	103,239

Total liabilities and partners' equity	$902,637	$638,887

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$1,598,461	$995,834	$4,555,727	$3,378,210
Cost of sales	1,574,514	970,113	4,467,906	3,299,628

Gross profit	23,947	25,721	87,821	78,582
Costs and operating expenses:
Selling, general and administrative expenses	9,476	10,292	34,340	30,636
Operating expenses	6,939	5,336	19,139	16,153
Amortization expenses	388	358	1,104	1,170

Total costs and operating expenses	16,803	15,986	54,583	47,959

Operating income	7,144	9,735	33,238	30,623
Interest expense	(4,614)	(3,414	(10,453)	(7,520)
Other income	—	8	—	364
Gain on sale of investment	—	—	14,118	—

Income before income tax expense	2,530	6,329	36,903	23,467
Income tax expense	—	(95	(888)	(1,065)

Net income	$2,530	$6,234	$36,015	$22,402
Less:
General partner's interest in net income	(44)	(125	(712)	(449)

Limited partners' interest in net income	$2,486	$6,109	$35,303	$21,953

Net income per limited partner unit, basic and diluted(1)	$0.19	$0.53	$0.66	$1.68

Weighted average limited partners' units outstanding, basic and diluted	13,071	11,285	12,233	11,285

(1)
See Note 3 for net income per limited partner unit calculation which includes a non-cash reduction in net income available to limited partners under EITF 98-05 for the nine months ended September 30, 2007 (see Note 12).

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$36,015	$22,402
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,791	2,989
Amortization of deferred financing fees	316	298
Disposition of property and equipment and other	—	175
Stock-based compensation expense	100	—
Gain on sale of investment	(14,118)	—
Changes in operating assets and liabilities:
Accounts receivable	(130,782)	81,385
Accounts receivable—affiliate	(2,605)	849
Inventories	(91,107)	10,602
Broker margin deposits	(8,837)	(278)
Prepaid expenses, all other current assets and other assets	4,037	(5,864)
Accounts payable	78,608	(101,224)
Income taxes payable	(1,164)	(366)
Accrued expenses and all other current liabilities	14,848	(2,800)
Change in fair value of forward fixed contracts	89,224	(60,208)
Other long-term liabilities	35	158

Net cash used in operating activities	(19,639)	(51,882)
Investing activities
Terminal acquisitions	(102,620)	(6,531)
Terminal pre-acquisition deposits, construction expenditures and other costs	(5,376)	—
Proceeds from sale of investment	15,262	—
Capital expenditures	(4,226)	(4,541)
Proceeds from sale of property and equipment	7	22

Net cash used in investing activities	(96,953)	(11,050)
Financing activities
Proceeds from common unit issuance, net of discount and fees	49,099	—
Proceeds from credit facilities, net	83,700	78,100
Payments on note payable, other	(237)	(221)
Distributions to partners	(16,903)	(14,665)

Net cash provided by financing activities	115,659	63,214
(Decrease) increase in cash and cash equivalents	(933)	282
Cash and cash equivalents at beginning of period	3,861	1,769

Cash and cash equivalents at end of period	$2,928	$2,051

Supplemental information
Cash paid during the period for interest	$9,497	$7,403

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In thousands)
(Unaudited)

	Common Unitholders	Class B Units	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2006	$104,212	$—	$(13,672)	$(560)	$13,259	$103,239
Proceeds of issuance of Class B units, net	—	49,099	—	—	—	49,099
Non-cash reduction under EITF 98-05 on issuance of Class B units (Note 12)	(16,400)	16,400	—	—	—	—
Conversion of Class B units	65,499	(65,499)	—	—	—	—
Stock-based compensation expense	100	—	—	—	—	100
Distributions to partners	(8,701)	—	(7,857)	(345)	—	(16,903)
Comprehensive income:
Net income	17,847	—	17,456	712	—	36,015
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	—	(12,837)	(12,837)
Change in fair value of interest rate collar	—	—	—	—	(234)	(234)
Adjustment—SFAS No. 158	—	—	—	—	(65)	(65)

Total comprehensive income	—	—	—	—	—	22,879

Balance September 30, 2007	$162,557	$—	$(4,073)	$(193)	$123	$158,414

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Basis of Presentation

  Organization

        Global Partners LP (the "Partnership") is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and small amounts of natural gas and provides ancillary services to companies domestically and, on a limited basis, internationally.

        The Partnership has four operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC (the four operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership. In addition, GLP Finance Corp. ("GLP Finance") is a wholly owned subsidiary of the Partnership. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

        On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement from which it received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter distribution and resulted in proceeds of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 12 for additional information on the private placement.

        Also on May 9, 2007, the Partnership completed its acquisition of three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil Oil Corporation ("ExxonMobil"). The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings shares and related NYMEX seats and the private placement of Class B units discussed above. See Note 13 for information on the acquisition.

        The Partnership's 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed above and in Note 12) is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. Affiliates of the General Partner, including its directors and executive officers, own 61,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

  Basis of Presentation

  Interim Financial Statements

        The accompanying consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods. The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 and notes thereto contained in the Partnership's Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2007.

        As demand for some of the Partnership's refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership's quarterly operating results.

        The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.    Reclassification

        Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation.

Note 3.    Net Income Per Limited Partner Unit

        The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the period. Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner in excess of its general partner interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-06"). EITF 03-06 addresses the computation of earnings per share (in the Partnership's case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership's case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership's case, distributions on its limited partner units). Essentially, EITF 03-06 provides that in any accounting period where the Partnership's aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. EITF 03-06 does not impact the Partnership's overall net income or other financial results; however, for periods in which the Partnership's aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership's aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership's net income per limited partner unit calculation.

        The following sets forth the net income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,530	$6,234	$36,015	$22,402
Less:
General Partner's general partner interest(1)	(44)	(125)	(712)	(449)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	—	—	(16,400)	—

Net income available to limited partners	2,486	6,109	18,903	21,953
Dilutive impact of theoretical distribution of earnings	—	(123)	(12,405)	(2,995)

Net income available to limited partners under EITF 03-06 and EITF 98-05	$2,486	$5,986	$6,498	$18,958

Per unit data:
Net income available to limited partners	$0.19	$0.54	$1.76	$1.95
Dilutive impact of theoretical distribution of earnings	—	(0.01)	(1.10)	(0.27)

Net income available to limited partners under EITF 03-06 and EITF 98-05(3)	$0.19	$0.53	$0.66	$1.68

Weighted average limited partner units outstanding	13,071	11,285	12,233	11,285

(1)
Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the three months ended September 30, 2007 and, based on a weighted average, 1.99% for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the general partner interest was 2%.

(2)
In connection with the private placement of Class B units (see Note 12), the Partnership was required to take into account the effect of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-05"). As a result, a non-cash reduction in net income available to limited partners was recorded because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. Although EITF 98-05 affects net income available to limited partners, it does not affect net income nor does it affect total unitholders' equity.

(3)
Per unit data includes the weighted average effect of the private placement of Class B units which were converted to common units for the nine months ended September 30, 2007. Per unit data is calculated on a quarterly basis pursuant to EITF 03-06; therefore, per unit data for the nine months ended September 30, 2007 and 2006 equals the sums of the respective first three quarters.

        On April 24, 2007, the board of directors of our General Partner declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007. On July 24, 2007, the board declared a quarterly cash distribution of $0.4725 per unit for the period from April 1, 2007 through June 30, 2007. On October 25, 2007, the board declared a quarterly cash distribution of $0.4800 per unit for the period from July 1, 2007 through September 30, 2007. These declared cash distributions resulted in incentive distributions to our General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights. See Note 9, "Cash Distributions" for further information.

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

	September 30, 2007	December 31, 2006
Distillates: home heating oil, diesel and kerosene	$291,722	$235,266
Residual oil	26,263	35,226
Gasoline	53,203	9,870
Blendstock	7,986	7,705

Total	$379,174	$288,067

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

Note 5.    Derivative Financial Instruments

        The Partnership accounts for its derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings. Ineffectiveness related to these hedging activities was immaterial at September 30, 2007.

        The Partnership also uses futures contracts and swaps to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Partnership's forward commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed purchase and sale commitments, are recognized currently in earnings. Gains and losses on net product margin from forward fixed purchase and sale contracts are reflected in earnings as these contracts mature.

        The composition and fair value of derivative instruments relating to forward fixed contracts on the Partnership's consolidated balance sheet consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Futures contracts	$(21,874)	$57,571
Swaps, options and other, net	(1,236)	8,544

	$(23,110)	$66,115

        The Partnership also markets and sells natural gas. The Partnership generally conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users. The Partnership generally takes delivery under its purchase commitments at the same location as it delivers to third-party users. Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts' fair value. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales.

        The Partnership formally documents all relationships between hedging instruments and hedged items after its risk management objectives and strategy for undertaking the hedge are determined. The Partnership calculates hedge effectiveness on a quarterly basis. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Partnership assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair value of hedged items. The derivative instruments that qualify for hedge accounting are fair value hedges.

        The Partnership has a daily margin requirement with its broker based on the prior day's market results on open futures contracts. The required brokerage margin balance was $9.5 million and $0.6 million at September 30, 2007 and December 31, 2006, respectively.

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

  Interest Rate Hedge

        In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%. In addition, the Partnership established a minimum floor rate of 3.75%. The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133. As of September 30, 2007, the change in fair value of the collar was a liability of approximately $0.2 million and was recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet. There was no ineffectiveness related to the collar as of September 30, 2007.

Note 6.    Debt

        The Partnership has a senior secured credit agreement (the "Credit Agreement") with total available commitments of $650.0 million. There are three facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $550.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1st and June 30th;

  •
  an $85.0 million acquisition facility to be used for funding acquisitions similar to the Partnership's business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

  •
  a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to the Partnership's unitholders.

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

        Borrowings under the Partnership's working capital revolving credit, acquisition and revolving credit facilities bear interest at the Partnership's option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings (see Note 5 for further discussion on the interest rate collar). The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

        The Credit Agreement will mature on April 22, 2011. The Partnership classifies a portion of its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the revolving line of credit was $122.0 million and $82.0 million at September 30, 2007 and December 31, 2006, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its revolving line of credit as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the revolving line of credit was approximately $232.4 million and $188.7 million at September 30, 2007 and December 31, 2006, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        At September 30, 2007, availability under the Credit Agreement was reduced by the outstanding balance of approximately $354.4 million and by letters of credit totaling approximately $55.6 million. The average interest rate for each of the three and nine months ended September 30, 2007 was 6.4%.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner. The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or event of default as defined in the Credit Agreement, as amended, would occur, and limitations on the Partnership's ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership's business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

        The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio. The Partnership was in compliance with these covenants at September 30, 2007.

        The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership's available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility. The revolving credit facility is subject to an annual "clean-down" period, requiring the Partnership to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

        As previously disclosed in a Form 8-K filed by the Partnership on October 24, 2007, the Partnership entered into a Fifth Amendment to Credit Agreement which provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of 10 (ten) consecutive calendar days.

Note 7.    Employee Benefit Plan with Related Party

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. The Partnership's net periodic benefit cost for its defined benefit pension plan consisted of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$204	$192	$611	$574
Interest cost	163	149	490	448
Expected return on plan assets	(158)	(145)	(474)	(434)

Net periodic benefit cost	$209	$196	$627	$588

Note 8.    Related Party Transactions

        The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. ("GPC"), an affiliate of the Partnership, which extends through December 2013. The agreement is accounted for as an operating lease. The expenses under this agreement totaled approximately $2.1 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively, and $6.2 million and $6.1 million for the nine months ended September 30, 2007 and 2006, respectively.

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $19,000 for each of the three months ended September 30, 2007 and 2006, and $55,000 and $58,000 for the nine months ended September 30, 2007 and 2006, respectively. These affiliate charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2008.

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance Energy Corp. ("Alliance"), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 90% owned by members of the Slifka family. The income from these services was approximately $132,000 and $189,000 for the three months ended September 30, 2007 and 2006, respectively, and $396,000 and $567,000 for the nine months ended September 30, 2007 and 2006, respectively. These intercompany fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 day's notice at any time after January 1, 2008.

        The Partnership sells refined petroleum products to Alliance at arm's length and at prevailing market prices at the time of delivery. Sales to Alliance were $9.5 million and $2.8 million for the three months ended September 30, 2007 and 2006, respectively, and $28.5 million and $14.3 million for the nine months ended September 30, 2007 and 2006, respectively.

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The expenses for the three months ended September 30, 2007 and 2006, including payroll, payroll taxes and bonus accruals, were $6.3 million and $5.9 million, respectively, and $20.9 million and $17.1 million for the nine months ended September 30, 2007 and 2006, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30, 2007	December 31, 2006
Receivables from Alliance	$4,173	$1,793
Receivables from GPC	133	81
Receivables from the General Partner(1)	288	114

Total	$4,594	$1,988

(1)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

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

        Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of available cash is all cash on hand at the end of the quarter; plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership's business, to comply with applicable law, any of the Partnership's debt instruments, or other agreements or to provide funds for distributions to unitholders and to the General Partner for any one or more of the next four quarters. Working capital borrowings are generally borrowings that are made under the Credit Agreement and in all cases are used solely for working capital purposes or to pay distributions to partners.

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

        As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

        The Partnership paid the following cash distribution during 2007 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
02/14/07	$0.4550	$2,567	$2,567	$105	$—	$5,239
05/15/07(1)	0.4650	2,624	2,624	107	4	5,359
08/14/07(2)	0.4725	3,510	2,666	109	20	6,305

(1)
This distribution of $0.4650 per unit resulted in the Partnership reaching its second target distribution for the first quarter of 2007. As a result, the General Partner received this additional distribution.

(2)
This distribution of $0.4725 per unit resulted in the Partnership reaching its second target distribution for the second quarter of 2007. As a result, the General Partner received this additional distribution.

        The Partnership also paid a cash distribution of approximately $0.8 million to the purchasers of the Class B units (see Note 1). In addition, on October 25, 2007, the board of directors of the General Partner declared a quarterly cash distribution of $0.4800 per unit for the period from July 1, 2007 through September 30, 2007 ($1.92 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business November 5, 2007.

Note 10.    Segment Reporting

        The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies," in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006.

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

        The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene and residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock. Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer's designated location, typically hiring third-party common carriers to deliver the product.

        The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest. Based on the way the CEO manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments. Additionally, due to the commingled nature and uses of the Partnership's assets, it is not reasonably possible for the Partnership to allocate assets between the two segments. There were no intersegment sales for any of the periods presented below.

        Summarized financial information for the Partnership's reportable segments is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Wholesale Segment:
Sales	$1,539,938	$927,749	$4,284,719	$3,075,529
Net product margin(1)
Distillates	$18,614	$11,873	$57,910	$37,462
Gasoline	2,231	8,003	6,165	18,405
Residual oil	3,678	3,536	19,050	13.456

Total	$24,523	$23,412	$83,125	$69,323
Commercial Segment:
Sales	$58,523	$68,085	$271,008	$302,681

Net product margin(1)	$1,474	$2,821	$8,708	$10,601
Combined sales and net product margin:
Sales	$1,598,461	$995,834	$4,555,727	$3,378,210

Net product margin(1)	$25,997	$26,233	$91,833	$79,924
Depreciation allocated to cost of sales	2,050	512	4,012	1,342

Combined gross profit	$23,947	$25,721	$87,821	$78,582

(1)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Combined gross profit	$23,947	$25,721	$87,821	$78,582
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	9,476	10,292	34,340	30,636
Operating expenses	6,939	5,336	19,139	16,153
Amortization expenses	388	358	1,104	1,170

Total operating costs and expenses	16,803	15,986	54,583	47,959
Operating income	7,144	9,735	33,238	30,623
Interest expense	(4,614)	(3,414)	(10,453)	(7,520)
Other income	—	8	—	364
Gain on sale of investment	—	—	14,118	—
Income tax expense	—	(95)	(888)	(1,065)

Net income	$2,530	$6,234	$36,015	$22,402

        There were no foreign sales for the three and nine months ended September 30, 2007 and 2006. The Partnership has no foreign assets.

Note 11.    Investment in Equity Securities

        The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2006, the Partnership recorded the investment at a fair value of $13.9 million, based on its quoted market price, and classified the security as available for sale in the accompanying consolidated balance sheet. The Partnership's unrealized gain of $12.8 million was recorded in other comprehensive income. Additionally, the Partnership recorded related dividend income of $8,000 and $364,000 in the accompanying consolidated statements of income for the three and nine months ended September 30, 2006, respectively.

        On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the consolidated statements of income for the nine months ended September 30, 2007.

Note 12.    Unitholders' Equity

  Private Placement

        On March 13, 2007, the Partnership entered into a Class B Unit Purchase Agreement (the "Unit Purchase Agreement") with Kayne Anderson MLP Investment Company and funds managed by Tortoise Capital Advisors, LLC and Fiduciary Asset Management, LLC (the "Purchasers") to sell $50.0 million of Class B units representing limited partner interests of the Partnership in a private placement (the "Private Placement"). The Partnership issued and sold 1,785,715 Class B units to the Purchasers pursuant to the Unit Purchase Agreement on May 9, 2007. The Class B units were convertible into common units on a one-for-one basis.

        In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the Purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter distribution. After giving effect to such reduction, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit. The net purchase price of the Class B units, after the reduction and related fees, was $49.1 million. The net proceeds of the Class B units were used to partially finance the acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil (see Note 13). On May 22, 2007, the Class B units converted into common units on one-for-one basis.

        In connection with the Unit Purchase Agreement, the Partnership entered into a registration rights agreement (the "Registration Rights Agreement") dated May 9, 2007 with the Purchasers. Pursuant to the Registration Rights Agreement, the Partnership is required to file a shelf registration statement to register the common units issuable upon conversion of the Class B units issued to the Purchasers within 90 days, and use its commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the Private Placement. On August 6, 2007, the Partnership filed a Registration Statement on Form S-3 with the SEC for the registration of the 1,785,715 common units into which the Class B units converted, and on August 17, 2007, the SEC declared the Registration Statement effective. In addition, the Registration Rights Agreement gives the Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

  Class B Units Converted into Common Units

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

        In connection with the transaction, the Partnership was required to take into account the effect of EITF 98-05. As a result, a non-cash reduction in net income available to limited partners was recorded. This non-cash reduction is required to be recorded pursuant to EITF 98-05 because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53). The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity. Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders.

        Although EITF 98-05 affects net income available to limited partners, it does not affect net income, nor does it affect total unitholders' equity.

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

        The allocation of the purchase price will be finalized as the Partnership receives other information relevant to the acquisition, including a valuation of the assets purchased and further information with respect to the environmental liabilities assumed. The final allocation for this acquisition may be different from the preliminary estimates presented below. The impact of any adjustments to the final allocation is not expected to be material to the Partnership's results for the year ending December 31, 2007. The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

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

        The Partnership maintains insurance of various types with varying levels of coverage that it considers adequate under the circumstances to cover its operations and properties. The insurance policies are subject to deductibles that the Partnership considers reasonable and not excessive. In addition, the Partnership has entered into indemnification agreements with various sellers in conjunction with several of its acquisitions. Allocation of environmental liability is an issue negotiated in connection with each of the Partnership's acquisition transactions. In each case, the Partnership makes an assessment of potential environmental liability exposure based on available information. Based on that assessment and relevant economic and risk factors, the Partnership determines whether to, and the extent to which it will, assume liability for existing environmental conditions.

        In connection with the purchase of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals in May, 2007, the Partnership identified certain environmental liabilities which it assumed, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the New York Department of Environmental Conservation ("NYDEC") with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of $8.0 million of which $0.5 million was recorded as a current liability and $7.5 million was recorded as a long-term liability on the accompanying consolidated balance sheet at September 30, 2007.

        In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), the Partnership assumed certain existing environmental liabilities at the terminal. The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time. The Partnership also executed an Administrative Order on Consent ("AOC") with the U.S. Environmental Protection Agency, Region III ("EPA") requiring certain investigatory activities at the Global Macungie Terminal. Although the Partnership cannot predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it. Furthermore, the Partnership does not believe that compliance with the terms of the AOC executed by it will result in material costs or have a material impact on the Partnership's operations.

        The Partnership's estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes. Among the many uncertainties that impact the Partnership's estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims. Therefore, although the Partnership believes that the reserve is adequate, no assurances can be made that any costs incurred in excess of this reserve or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership's financial condition, results of operations or cash flows.

Note 15.    Property and Equipment

        Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Buildings, docks, terminal facilities and improvements	$118,882	$27,598
Land	26,852	5,418
Fixtures, equipment and automobiles	5,619	3,508

	151,353	36,524
Less accumulated depreciation	(9,545)	(4,867)

Total	$141,808	$31,657

        The increase of approximately $114.8 million in property and equipment and $4.7 million in accumulated depreciation was primarily due to the Partnership's acquisition of three refined petroleum products terminals from ExxonMobil (see Note 13).

Note 16.    Income Taxes

        Global Montello Group Corp. ("Global Montello") is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of Global Montello for the three and nine months ended September 30, 2007 and 2006. The after-tax earnings of Global Montello are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello.

        On January 1, 2007, the Partnership adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Partnership performed an evaluation for the tax years ended December 31, 2006 and 2005, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring recognition in its financial statements as of September 30, 2007. As such, the adoption of FIN 48 did not impact the Partnership's consolidated financial condition, results of operations or cash flows.

Note 17.    Long-Term Incentive Plan

        In October 2005, the General Partner adopted a Long-Term Incentive Plan ("LTIP") whereby 564,242 common units were authorized for issuance. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights ("DERs").

        On August 14, 2007, the Compensation Committee of the board of directors of the General Partner granted awards of phantom units and associated DERs under the LTIP to certain employees and non-employee directors of the General Partner. The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in common units of the Partnership (or cash equivalent) upon the achievement of certain performance goals over the vesting period. The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. Any phantom units and associated DERs that have not vested as of the end of the cliff vesting period will be forfeited. The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

        SFAS No. 123(R), "Share-Based Payment," requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the Partnership's award at the August 14, 2007 grant date approximated the fair value of the Partnership's common unit at that date. The following table presents a summary of the status of the non-vested units as of September 30, 2007:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2006	—	$—
Granted	64,951	29.00
Vested	—	—
Forfeited	—	—

Outstanding non-vested units at September 30, 2007	64,951	$29.00

        SFAS No. 123(R) requires compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership's award, to be recognized over the requisite service period. The requisite service period for the Partnership is from August 14, 2007, the grant date, through December 31, 2009 (the "Requisite Service Period"). The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the Requisite Service Period on a straight-line basis. In accordance with SFAS No. 123(R), the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership's service and performance history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

        For the three and nine months ended September 30, 2007, the Partnership recorded compensation expense of approximately $0.1 million which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at September 30, 2007 is approximately $1.8 million and is expected to be recognized ratably over the remaining Requisite Service Period. The Company recorded no unit-based compensation for the three and nine months ended September 30, 2006 as no other awards of any kind had been granted under the LTIP during those periods.

        Additionally, SFAS No. 123(R) requires that the income tax effects of share-based payments be recognized for financial reporting purposes if such awards would result in deductions on the company's income tax return. Global Montello is a taxable entity for federal and state income tax purposes. In the ordinary course of business, the Partnership charges a portion of its selling, general and administrative expenses to Global Montello and, therefore, a portion of the compensation expense on the LTIP will be allocated to Global Montello which results in a deduction for the Partnership. The Partnership believes the amount allocated to Global Montello for such LTIP related costs will be immaterial.

Note 18.    Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which provides entities with an option to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership will adopt this statement on January 1, 2008 and is in the process of evaluating the impact of SFAS No. 159 on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements. SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership will adopt this statement on January 1, 2008 and is in the process of evaluating the impact of SFAS No. 157 on its consolidated financial statements.

Note 19.    Subsequent Events

        The board of directors of the General Partner declared a quarterly cash distribution of $0.4800 per unit ($1.92 per unit on an annualized basis) for the period from July 1, 2007 through September 30, 2007. On November 14, 2007, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 5, 2007.

        As previously disclosed in a Form 8-K filed by the Partnership on August 20, 2007, on July 9, 2007, Global Companies LLC, a wholly owned subsidiary of the Partnership, entered into a Terminals Sale and Purchase Agreement to acquire two refined products terminals located in Glenwood Landing and Inwood, New York from ExxonMobil which was expected to close in the third quarter of 2007. On August 20, 2007, ExxonMobil and Global Companies LLC amended the Terminals Sale and Purchase Agreement to extend the closing date to the fourth quarter of 2007 to accommodate the orderly transition of certain permits.

        As previously disclosed in a Form 8-K filed by the Partnership on October 24, 2007, the Partnership entered into a Fifth Amendment to Credit Agreement which provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of 10 (ten) consecutive calendar days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology including "may," "believe," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements may discuss future expectations for, or contain projections of, results of operations, financial condition or our ability to make distributions to unitholders or state other forward-looking information. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

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

        Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A, "Risk Factors," in this Quarterly Report on Form 10-Q.

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

Reconciliation of Net Income Available to Limited Partners

        In connection with the private placement of Class B units (see Note 12 of Notes to Financial Statements), we were required to take into account the effect of EITF 98-05. As a result, a non-cash reduction in net income available to limited partners was recorded. This non-cash reduction is required to be recorded pursuant to EITF 98-05 because the fair value of our common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. Although EITF 98-05 affects net income available to limited partners, it does not affect net income or distributable cash flow to limited partners, nor does it affect total unitholders' equity.

        The following sets forth the reconciliation of net income available to limited partners for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,530	$6,234	$36,015	$22,402
Less: General Partner's general partner interest	(44)	(125)	(712)	(449)

Net income available to limited partners before the effect of EITF 98-05	2,486	6,109	35,303	21,953
Less: Non-cash reduction under EITF 98-05 allocated to limited partners	—	—	(16,400)	—

Net income available to limited partners	2,486	6,109	18,903	21,953
Less: Dilutive impact of theoretical distribution of earnings	—	(123)	(12,405)	(2,995)

Net income available to limited partners under EITF 03-06 and EITF 98-05	$2,486	$5,986	$6,498	$18,958

Per unit data:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$0.19	$0.53	$0.66	$1.68
Dilutive impact of non-cash reduction under EITF 98-05 allocated to limited partner units	—	—	1.33	—
Dilutive impact of theoretical distribution of earnings	—	0.01	1.10	0.27

Adjusted net income per diluted limited partner unit(1)	$0.19	$0.54	$3.09	$1.95

(1)
Adjusted net income per diluted limited partner unit is a non-GAAP financial measure used to measure our financial performance on a per -unit basis and is discussed below under "Evaluating Our Operating Results."

        As noted above, the effect of EITF 98-05 does not affect distributable cash flow. The following is a reconciliation of net income to distributable cash flow for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income to distributable cash flow(1):
Net income	$2,530	$6,234	$36,015	$22,402
Depreciation and amortization	2,771	1,127	6,107	3,287
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(756)	(692)	(2,623)	(1,207)

Distributable cash flow	$4,545	$6,669	$25,381	$24,482

(1)
Distributable cash flow is a non-GAAP financial measure used for our limited partners since it serves as an indicator of our success in providing a cash return on their investment and is discussed below under "Evaluating Our Operating Results."

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast. We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. For the three and nine months ended September 30, 2007, we sold approximately $1.6 billion and $4.6 billion, respectively, of refined petroleum products and small amounts of natural gas.

        We purchase our refined petroleum products primarily from domestic and foreign refiners, traders and producers and sell these products in two segments, Wholesale and Commercial. Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the New York Mercantile Exchange ("NYMEX") or derivatives to hedge our commodity risk inherent in buying and selling energy commodities. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations. We earn a margin by selling the product for physical delivery to third parties.

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

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses ("SG&A"), (4) operating expenses, (5) heating degree days, (6) adjusted net income per diluted limited partner unit, (7) earnings before interest, taxes, depreciation and amortization ("EBITDA"), Adjusted EBITDA and net income as adjusted for one-time gains and (8) distributable cash flow.

  Net Product Margin

        We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales include sales of unbranded gasoline, distillates, residual oil and natural gas. Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale. Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's financial statements to assess the Partnership's business.

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

  Degree Day

        A "degree day" is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from a human comfort level of 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long-term (multi-year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service at its Logan International Airport station in Boston, Massachusetts.

  Adjusted Net Income Per Diluted Limited Partner Unit

        We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis. Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner's interest as provided under EITF 03-06 and a non-cash reduction in net income available to limited partners under EITF 98-05, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.

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

        Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the nine months ended September 30, 2007. EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

  Distributable Cash Flow

        Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is also a quantitative standard used by the investment community with respect to publicly traded partnerships. Distributable cash flow for the nine months ended September 30, 2007 reflects the exclusion of the $14.1 million gain on investment in the first quarter of 2007. Distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

  Three and Nine Months Ended September 30, 2007 and 2006

        During the third quarter ended September 30, 2007, we experienced higher sales volumes, higher revenues and higher net product margins, primarily due to our acquisition on May 9, 2007 of three products terminals from ExxonMobil. Commodity prices continued to rise for the three and nine months ended September 30, 2007. For the three months ended September 30, 2007, temperatures were 35% warmer than normal and 17% warmer than last year as measured by aggregate heating degree days. For the nine months ended September 30, 2007, temperatures were 1% colder than normal and 9% colder than the prior period as measured by aggregate heating degree days.

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (dollars and gallons in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income as adjusted for one-time gains(1)	$2,530	$6,234	$21,897	$22,402
Adjusted net income per diluted limited partner unit(2)	$0.19	$0.54	$3.09	$1.95
Adjusted EBITDA(3)	$9,915	$10,870	$39,345	$34,274
Distributable cash flow(4)	$4,545	$6,669	$25,381	$24,482
Wholesale Segment:
Volume (gallons)	740,844	469,737	2,181,821	1,620,308
Sales	$1,539,938	$927,749	$4,284,719	$3,075,529
Net product margin(5)
Distillates	$18,614	$11,873	$57,910	$37,462
Gasoline	2,231	8,003	6,165	18,405
Residual oil	3,678	3,536	19,050	13.456

Total	$24,523	$23,412	$83,125	$69,323
Commercial Segment:
Volume (gallons)	37,008	48,282	185,781	214,589
Sales	$58,523	$68,085	$271,008	$302,681

Net product margin(5)	$1,474	$2,821	$8,708	$10,601
Combined sales and net product margin:
Sales	$1,598,461	$995,834	$4,555,727	$3,378,210

Net product margin(5)	$25,997	$26,233	$91,833	$79,924
Depreciation allocated to cost of sales	2,050	512	4,012	1,342

Combined gross profit	$23,947	$25,721	$87,821	$78,582

Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	62	75	3,797	3,472
Variance from normal heating degree days	(35)%	(22)%	1%	(7)%
Variance from prior period actual heating degree days	(17)%	79%	9%	(13)%

(1)
Net income as adjusted for one-time gains is a non-GAAP financial measure which is discussed above under "Evaluating Our Operating Results." The table below presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure.

(2)
Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under "Evaluating Our Operating Results." The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(3)
Adjusted EBITDA is a non-GAAP financial measure which is discussed above under "Evaluating Our Operating Results." The table below presents reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measures.

(4)
Distributable cash flow is a non-GAAP financial measure which is discussed above under "Evaluating Our Operating Results." The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)
Net product margin is a non-GAAP financial measure which is discussed above under "Evaluating Our Operating Results." The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

        The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$2,530	$6,234	$36,015	$22,402
Gain on sale of investment	—	—	(14,118)	—

Net income as adjusted for one-time gains	$2,530	$6,234	$21,897	$22,402

        The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$0.19	$0.53	$0.66	$1.68
Dilutive impact of theoretical distribution of earnings under EITF 03-06	—	0.01	1.10	0.27
Dilutive impact of non-cash reduction under EITF 98-05	—	—	1.33	—

Adjusted net income per diluted limited partner unit	$0.19	$0.54	$3.09	$1.95

        The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$2,530	$6,234	$36,015	$22,402
Depreciation and amortization	2,771	1,127	6,107	3,287
Interest expense	4,614	3,414	10,453	7,520
Income tax expense	—	95	888	1,065

EBITDA	9,915	10,870	53,463	34,274
Gain on sale of investment	—		(14,118)	—

Adjusted EBITDA	$9,915	$10,870	$39,345	$34,274

Reconciliation of cash flow (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Cash flow used in operating activities	$(120,936)	$(64,121)	$(19,639)	$(51,882)
Net changes in operating assets and liabilities	126,237	71,482	61,761	77,571
Interest expense	4,614	3,414	10,453	7,520
Income tax expense	—	95	888	1,065

EBITDA	9,915	10,870	53,463	34,274
Gain on sale of investment	—	—	(14,118)	—

Adjusted EBITDA	$9,915	$10,870	$39,345	$34,274

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of net income to distributable cash flow:
Net income	$2,530	$6,234	$36,015	$22,402
Depreciation and amortization	2,771	1,127	6,107	3,287
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(756)	(692)	(2,623)	(1,207)

Distributable cash flow	$4,545	$6,669	$25,381	$24,482

Reconciliation of cash flow (used in) provided by operating activities to distributable cash flow:
Cash flow used in operating activities	$(120,936)	$(64,121)	$(19,639)	$(51,882)
Net changes in operating assets and liabilities	126,237	71,482	61,761	77,571
Gain on sale of investment	—	—	(14,118)	—
Maintenance capital expenditures	(756)	(692)	(2,623)	(1,207)

Distributable cash flow	$4,545	$6,669	$25,381	$24,482

  Consolidated Results

        Our total sales for the third quarter of 2007 increased by $602.6 million, or 61%, to $1,598.5 million compared to $995.8 million for the same period in 2006. The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 as well as an increase in commodity prices for the three months ended September 30, 2007 compared to the same period in 2006. Our aggregate volume of product sold increased by approximately 260 million gallons, or 50%, to 778 million gallons. The increase in volume primarily includes increases of approximately 200 million and 63 million in gasoline and distillates, respectively, as a result of our terminal acquisitions. The number of actual heating degree days decreased 17% to 62 compared with 75 for the quarters ended September 30, 2007 and 2006, respectively. Our gross profit for the third quarter of 2007 was $23.9 million, a decrease of $1.8 million, or 7%, compared to $25.7 million for the same period in 2006. The decrease was primarily due to a decline in gasoline net product margins, offset by higher net product margins in our Wholesale segment for distillates. In addition, depreciation on our terminals, which is included in cost of sales, increased as a result of our recent terminal acquisitions.

        Our total sales for the nine months ended September 30, 2007 increased by $1,177.5 million, or 35%, to $4,555.7 million compared to $3,378.2 million for the same period in 2006. The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 and an increase in commodity prices for the nine months ended September 2007 compared to the same period in 2006. Our aggregate volume of product sold increased by approximately 533 million gallons, or 29%, to 2,367 million gallons. The increase in volume primarily includes increases of 332 million and 245 million gallons in gasoline and distillates, respectively, as a result of our terminal acquisitions and higher-than-normal heating degree days during the first nine months of 2007. The increase in volume was offset by a 30 million gallon decrease in residual oil. The number of actual heating degree days increased by approximately 9% to 3,797 compared to 3,472 for the nine months ended September 30, 2007 and 2006, respectively. Our gross profit for the nine months ended September 30, 2007 was $87.8 million, an increase of $9.2 million, or 12% compared to $78.6 million for the same period in 2006. The increases in our gross profits for the three and nine months ended September 30, 2007 were primarily due to higher net product margins in distillates and residual oil, offset by a decline in gasoline net product margins and an increase in depreciation on our terminals, which is included in cost of sales, as a result or our recent terminal acquisitions.

  Wholesale Segment

        Distillates.    Wholesale distillate sales for the three months ended September 30, 2007 were $582.8 million compared to $421.3 million for the three months ended September 30, 2006. During the first nine months of 2007, wholesale distillate sales were $2,215.7 million compared to $1,706.1 million for the same period in 2006. The increases of $161.6 million, or 38%, and $509.6 million, or 30%, for the three and nine months ended September 30, 2007, respectively, were due to increases in volume sold and in commodity prices for the three and nine months ended September 30, 2007 compared to the same periods in 2006. We attribute the increases in volume sold primarily to the 2006 terminal acquisitions in Bridgeport, Connecticut and Macungie, Pennsylvania and our recent terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont, as well as to temperatures that were 1% colder than normal and 9% colder than the prior period for the nine months ended September 30, 2007.

        Our net product margin contribution from distillate sales increased by $6.7 million, or 57%, to $18.6 million for the three months ended September 30, 2007 and by $20.4 million, or 55%, to $57.9 million for the nine months ended September 30, 2007 compared to the same periods in 2006. The increases were, in part, the result of margin expansion, volume expansion related to our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and Bridgeport, Connecticut and Macungie, Pennsylvania in 2006, and additional volume expansion due to colder-than-normal temperatures and colder weather during the nine months ended September 30, 2007 compared to the same period in 2006.

        Gasoline.    Wholesale gasoline sales for the three months ended September 30, 2007 were $915.9 million compared to $482.0 million for the same period in 2006. During the first nine months of 2007, wholesale gasoline sales were $1,995.2 million compared to $1,286.3 million for the same period in 2006. The increases of $433.9 million, or 90%, and $708.9 million, or 55%, for the three and nine months ended September 30, 2007, respectively, were due primarily to our recent acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals, our 2006 acquisition of the Macungie, Pennsylvania terminal and increases in gasoline volume sold and prices.

        Our net product margin from gasoline sales decreased by $5.8 million, or 72%, to $2.2 million for the three months ended September 30, 2007 and by $12.2 million, or 67%, to $6.2 million for the nine months ended September 30, 2007 compared to the same periods in 2006. We attribute these decreases in net product margin to the return of margins to more historical norms as the industry adjusted to the introduction of ethanol-based gasoline, narrower net product margins generally, some initial start-up supply costs at the Albany and Newburgh, New York and Burlington, Vermont terminals and general market conditions.

        Residual Oil.    Wholesale residual oil sales for the three months ended September 30, 2007 were $41.2 million compared to $24.5 million for the three months ended September 30, 2006. The increase of $16.7 million, or 68%, was due to an increase in residual oil volume sold attributable to an increase in bulk sales activity. During the first nine months of 2007, residual oil sales were $73.9 million compared to $83.1 million for the same period in 2006. The decrease of $9.2 million, or 11%, was the result of declines in residual oil volume sold attributable to competitive pricing and competition from alternative products.

        Our net product margin contribution from residual oil sales increased by $0.1 million, or 4%, to $3.7 million for the three months ended September 30, 2007 and by $5.6 million, or 42%, to $19.1 million for the nine months ended September 30, 2007 compared to the same periods in 2006.

  Commercial Segment

        In our Commercial segment, residual oil accounted for approximately 71% of total commercial volume sold for each of the three months ended September 30, 2007 and 2006, and approximately 76% and 80% of total commercial volume sold for the nine months ended September 30, 2007 and 2006, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

        Commercial residual oil sales for the quarter ended September 30, 2007 decreased by 23% compared to the same period in 2006 due to a 34% decrease in volume sold. For the nine months ended September 30, 2007, residual oil sales decreased by 15% compared to the same period in 2006 due to a 16% decrease in volume sold. We attribute the decreases in volume sold to competition from alternative products and competitive pricing.

  Selling, General and Administrative Expenses

        SG&A expenses decreased by $0.8 million, or 8%, to $9.5 million for the three months ended September 30, 2007 compared to $10.3 million for the same period in 2006. During the third quarter of 2007, we had decreases of approximately $0.4 million in legal fees as a result of insurance reimbursement from insurance carriers for previously expensed legal fees, $0.3 million in accrued bonuses and $0.3 million in professional and consulting fees, offset by increases of $0.1 million in compensation cost on our stock compensation plan and $0.1 million in other SG&A expenses.

        SG&A expenses during the nine months ended September 30, 2007 increased by $3.7 million, or 12%, to $34.3 million compared to $30.6 million for the same period in 2006. The increase was primarily due to increases of approximately $2.0 million in salaries and accrued bonuses, $0.6 million in professional and consulting fees, $0.3 million related to employee vacation benefits, $0.1 million in compensation cost on our long-term incentive plan and $0.7 million in other SG&A expenses.

  Operating Expenses

        Operating expenses increased by $1.6 million, or 30%, to $6.9 million for the three months ended September 30, 2007 compared to $5.3 million for the same period in 2006. The increase was primarily due to $1.3 million in costs associated with operating our newly acquired Albany and Newburgh, New York and Burlington, Vermont terminals, $0.2 million in costs associated with operating our Macungie, Pennsylvania facility, $0.2 million in increased rent at our Gateway terminal, $0.2 million in additional costs at our Wethersfield terminal, and $0.2 million in increased rent for additional tankage and repair expenses at the Capital Terminal in East Providence, Rhode Island, offset by a decrease of $0.4 million in miscellaneous operating expenses.

        Operating expenses for the nine months ended September 30, 2007 increased by $2.9 million, or 18%, to $19.1 million compared to $16.2 million for the same period in 2006. The increase was primarily due to $1.9 million in costs associated with operating our newly acquired Albany and Newburgh, New York and Burlington, Vermont terminals, $0.9 million in costs associated with operating our Bridgeport, Connecticut and Macungie, Pennsylvania facilities, $0.4 million in increased rent for additional tankage and repair expenses at the Capital Terminal in East Providence, Rhode Island, $0.3 million in increased rent at our Gateway terminal and $0.2 million in additional costs at our Wethersfield terminal, offset by $0.3 million in pipeline repair expenses and $0.5 million for the expansion of storage and delivery systems at an alternative location in New Bedford, Massachusetts incurred during the nine months ended September 30, 2006.

  Interest Expense

        Interest expense for the three months ended September 30, 2007 increased by $1.2 million, or 35%, to $4.6 million compared to $3.4 million for the same period in 2006. Interest expense for the nine months ended September 30, 2007 increased by $2.9 million, or 39%, to $10.4 million compared to $7.5 million for the same period in 2006. We attribute the increases primarily to borrowing on our acquisition facility to fund the acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals, higher average balances on our revolving line of credit and higher average interest rates for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

  Other Income

        Other income for the three and nine months ended September 30, 2006 represented dividend income from our ownership interest in our NYMEX seats and related holdings. In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats and, as a result, other income was not recognized for the three and nine months ended September 30, 2007. See Note 11 of Notes to Financial Statements.

  Gain on Sale of Investment

        The $14.1 million gain on sale of investment for the nine months ended September 30, 2007 represented the amount we realized on the March 2007 sale of our NYMEX seats and holdings. See Note 11 of Notes to Financial Statements.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements and our capital expenditures. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital was $135.0 million at September 30, 2007 compared to $148.3 million at December 31, 2006.

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

        On May 9, 2007, we issued 1,785,715 Class B units in a private placement from which we received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units and (ii) $0.4650, the amount of our first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by us to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter distribution. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. On August 6, 2007, pursuant to the Registration Rights Agreement described in Note 12 of Notes to Financial Statements, we filed a Registration Statement on Form S-3 with the SEC for the registration of 1,785,715 common units, and on August 17, 2007, the SEC declared the Registration Statement effective. This Registration Statement is intended to satisfy our obligation to register the common units into which Class B units issued to the Purchasers in the Private Placement described in Note 12 of Notes to Financial Statements converted on May 22, 2007.

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

        On May 15, 2007, we paid a cash distribution of $5.4 million for the first quarter of 2007 to our common and subordinated unitholders of record as of the close of business May 4, 2007. On August 14, 2007, we paid a cash distribution of $6.3 million for the second quarter of 2007 to our common and subordinated unitholders of record as of the close of business August 3, 2007. On October 25, 2007, the board of directors of the General Partner declared a quarterly cash distribution of $0.4800 per unit for the period from July 1, 2007 through September 30, 2007 ($1.92 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business November 5, 2007. We expect to pay the cash distribution of approximately $6.4 million on November 14, 2007.

  Capital Expenditures

        Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and capital improvement expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We had approximately $2.6 million and $1.2 million in maintenance capital expenditures for the nine months ended September 30, 2007 and 2006, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Capital improvement expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals. We had approximately $1.6 million and $3.3 million in capital improvement expenditures for the nine months ended September 30, 2007 and 2006, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, to increase our operating capacity and capabilities. In addition, in May of 2007, we acquired three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million. During the first nine months of 2006, we acquired the Bridgeport, Connecticut facility for approximately $2.4 million and the Macungie, Pennsylvania facility for approximately $4.1 million.

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

  Cash Flow

        The following table summarizes cash flow activity (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash used in operating activities	$(19,639)	$(51,882)
Net cash used in investing activities	$(96,953)	$(11,050)
Net cash provided by financing activities	$115,659	$63,214

        Cash flow from operating activities generally reflects the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in commodity prices, our working capital requirements related to acquisitions and general market conditions.

        Net cash used in operating activities decreased by $32.2 million for the nine months ended September 30, 2007 compared to the same period in 2006 and primarily reflects the following (i) the $13.6 million increase in net income offset by $14.1 million representing the gain on the sale of our NYMEX Holdings shares and related NYMEX seats; (ii) changes of $212.2 million in accounts receivable and $101.7 million in inventories, offset by changes of $179.8 million in accounts payable and $17.6 million in accrued expenses and other current liabilities, primarily the result of the May 2007 acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil, the 2006 acquisition of the Macungie, Pennsylvania terminal and the related supply and throughput contracts and increases in commodity prices year over year; and (iii) a $149.4 million change in the fair value of our forward fixed contracts. For the nine months ended September 30, 2006, contracts supporting our forward fixed hedge program required margin payments to the Mercantile Exchange due to market direction while for the nine months ended September 30, 2007, that same hedging activity required no net funding requirements.

        Net cash used in investing activities increased by $85.9 million for the nine months ended September 30, 2007 compared to the same period in 2006, and included approximately $102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals, $5.4 million for pre-acquisition deposits, construction expenditures and other costs and $4.2 million in capital expenditures, offset by gross proceeds of $15.3 million from the sale of our investment in NYMEX Holdings and related NYMEX seats.

        Net cash provided by financing activities increased by $52.4 million for the nine months ended September 30, 2007 compared to the same period in 2006 and included a net change in our credit facilities of $83.7 million, consisting of $47.2 million in borrowings on our revolving line of credit and $36.5 million in proceeds from our acquisition line of credit to fund the purchase of the Albany and Newburgh, New York and Burlington, Vermont terminals, and net proceeds of $49.1 million from the issuance of Class B units, offset by $16.9 million in cash distributions to our common and subordinated unitholders for the nine months ended September 30, 2007.

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

        Borrowings under our working capital revolving credit, acquisition and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. The average interest rate for each of the three and nine months ended September 30, 2007 was 6.4%. We incur a letter of credit fee of 1% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1st and June 30th and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities. As of September 30, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $354.4 million and outstanding letters of credit of $55.6 million, for total indebtedness of $410.0 million.

        Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

        As previously disclosed in a Form 8-K filed by us on October 24, 2007, we entered into a Fifth Amendment to Credit Agreement which provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of 10 (ten) consecutive calendar days.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

        The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Note 2 of Notes to Financial Statements, "Summary of Significant Accounting Policies" included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

        A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 18 of Notes to Financial Statements.

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

        Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate (the average rate for each of the three and nine months ended September 30, 2007 was 6.4%). As of September 30, 2007, we had total borrowings outstanding under our working capital revolving credit facility of $354.4 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        We executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the contract, we capped our exposure at a maximum three-month LIBOR rate of 5.75%. In addition, we established a minimum floor three-month LIBOR rate of 3.75%. Whenever the three-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. As of September 30, 2007, the three-month LIBOR rate of 5.6% was within the cap and floor. The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133, as amended (see Note 5 of Notes to Financial Statements).

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

        We enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchase and fixed forward sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all NYMEX positions rather than to make or receive physical deliveries. With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        At September 30, 2007, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price decrease are shown in the table below (in thousands):

Gain:

	Fair Value at September 30, 2007	Effect of 10% Price Decrease
NYMEX contracts	$811	$10,010
Swaps, options and other, net	1,438	1,207

	$2,249	$11,217

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2007. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The required brokerage margin balance was $9.5 million at September 30, 2007.

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

  Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the fiscal quarter ended September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

  Internal Control over Financial Reporting

        There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations. Except as described below and in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

        In connection with our May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the NYDEC with respect to the Albany, New York terminal. In connection with the acquisition, we recorded an environmental reserve of $8.0 million in respect of the assumed environmental liabilities. NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan. Global Companies LLC prepared a response to NYDEC's comments. Subject to NYDEC's approval of the proposed remedial action plan, we do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

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

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our counsel has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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
Fourth Amendment to Credit Agreement, dated as of August 21, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007).
10.2	—
Fifth Amendment to Credit Agreement, dated as of October 23, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2007).
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

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: November 9, 2007		By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer (Principal Executive Officer)
Dated: November 9, 2007		By:	/s/ THOMAS J. HOLLISTER Thomas J. Hollister Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Second Amended and Restated Agreement of Limited Partnership of Global Partners LP, dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.1	—
Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
10.1	—
Fourth Amendment to Credit Agreement, dated as of August 21, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007).
10.2	—
Fifth Amendment to Credit Agreement, dated as of October 23, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2007).
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

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

QuickLinks

TABLE OF CONTENTS
  Item 1. Financial Statements
GLOBAL PARTNERS LP CONSOLIDATED BALANCE SHEETS (In thousands, except unit data) (Unaudited)
GLOBAL PARTNERS LP CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per unit data) (Unaudited)
GLOBAL PARTNERS LP CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
GLOBAL PARTNERS LP CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (In thousands) (Unaudited)
GLOBAL PARTNERS LP NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS