Form 10-K
period 2007-12-31
GLOBAL PARTNERS LP
filed 2008-03-14
CIK 1323468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 29, 2007 was approximately $189,881,514, based on a price per common unit of $35.94, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 10, 2008, 7,428,139 common units and 5,642,424 subordinated units were outstanding.

Forward-Looking Statements

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are identified as any statements that do not relate strictly to historical or current facts and can generally be identified by the use of forward-looking terminology, including "may," "believe," "expect," "anticipate," "estimate," "continue" or other similar words. Such statements may discuss future expectations for, or contain projections of, results of operations, financial condition or our ability to make distributions to unitholders or state other forward-looking information. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties include, among other things:

  •
  We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

  •
  A significant decrease in demand for refined petroleum products in the areas served by our storage facilities would reduce our ability to make distributions to our unitholders.

  •
  Our sales of home heating oil and residual oil could be significantly reduced by conversions to natural gas which conversions could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

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

        Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

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

Available Information

        We make available free of charge through our website, www.globalp.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission ("SEC"). These documents are also available at the SEC's website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines and the charters of our Audit Committee and Compensation Committee.

        A copy of any of these documents will be provided without charge upon written request to the General Counsel, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, MA 02454; fax (781) 398-4165.

PART I

        References in this Annual Report on Form 10-K to "Global Partners LP," "we," "our," "us" or like terms when used in a historical context refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC. When used in the present tense or prospectively, those terms refer to Global Partners LP and its subsidiaries.

Items 1. and 2.    Business and Properties.

Overview

        We are a publicly traded Delaware limited partnership formed in March 2005. On October 4, 2005, we completed the initial public offering of our common units representing limited partner interests. We have four operating subsidiaries which are wholly owned by Global Operating LLC, our wholly owned subsidiary: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. and Chelsea Sandwich LLC. Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel. In addition, GLP Finance Corp. ("GLP Finance") was incorporated under the laws of the State of Delaware as our wholly-owned subsidiary. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

        We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast. We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2007, we sold approximately $6.8 billion of refined petroleum products. In 2007, we owned, leased or maintained dedicated storage facilities at 20 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 18 located throughout the Northeast that are supplied primarily by marine transport, pipeline, rail or truck and that collectively have approximately 9.3 million barrels of storage capacity. We also have throughput or exchange agreements at 17 bulk terminals and 34 inland storage facilities.

        We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two segments, Wholesale and Commercial. In 2007, our Wholesale sales accounted for approximately 94% of our total sales and our Commercial sales accounted for approximately 6%.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results. In 2007, our volume in transportation fuels, which represents a growing portion of our sales, exceeded our heating oil volumes. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. In addition, portions of our heating oil are sold on a forward fixed price basis.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following strategies:

  •
  Expand Within and Beyond Our Core Northeast Market.  We continue to pursue strategic and accretive acquisitions of assets and marketing businesses both within our existing area of operations and in new geographic areas. Consistent with this strategy, in 2007, we acquired terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont and leased a terminal in Providence, Rhode Island which complement our existing terminal asset base and marketing business. We target assets or businesses with (1) terminal assets, (2) a marketing division that has, among other attributes, consistent cash flow and stable customer lists or (3) a combination of these attributes. We assign value to the marketing opportunities associated with terminal assets. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we continue to seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as one distillate supplier in the Northeast.

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

    As a result of these practices, in each of the past seven years, the amount of account receivables that we wrote off was less than one percent of sales. Our ability to manage our trade credit exposure helps us to expand our marketing business and allowed us to enter into marketing arrangements with third parties where we assume the sales credit risk and the third party retains the commodity risk.

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

Product Sales

  General

        We sell our refined petroleum products in two segments, Wholesale and Commercial. The majority of products we sell can be grouped into three categories: distillates, gasoline and residual oil. In 2007, distillates, gasoline and residual oil accounted for approximately 49%, 42% and 9%, respectively, of our total volume sold.

        Distillates.    Distillates are further divided into home heating oil, diesel and kerosene. In 2007, sales of home heating oil, diesel and kerosene accounted for approximately 78%, 20% and 2%, respectively, of our total volume of distillates sold.

        We sell generic home heating oil and Heating Oil Plus®, our proprietary premium branded heating oil. Heating Oil Plus® is electronically blended at the delivery facility. In 2007, approximately 7% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus®. In addition, we sell the additive used to create Heating Oil Plus® to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®. In 2007, approximately 45% of the volume of diesel we sold to wholesale resellers was Diesel One®.

        Gasoline.    We sell grades of unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market. We have the ability to blend gasoline, and we sell conventional gasoline and ethanol blended gasoline in the markets that require such products.

        Residual Oil.    We are one of three primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications.

  Wholesale

        In the Wholesale segment, we sell gasoline, home heating oil, diesel, kerosene and residual oil to unbranded retail gasoline stations and other resellers of transportations fuels, home heating oil retailers and wholesale distributors. In 2007, this segment accounted for approximately 93% of our total volume for all refined petroleum products sold. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput arrangements. Please read "—Storage."

        In 2007, we sold home heating oil, including Heating Oil Plus®, to over 1,000 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark as a vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2007, approximately 35% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2007, we sold unbranded gasoline and diesel, including Diesel One®, to approximately 900 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

        We have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as a distillate supplier in the Northeast. We are responsible for marketing and we bear the credit risk.

        In 2007, we sold residual oil to 22 wholesale distributors. Our Wholesale residual oil sales were accomplished through forward fixed price contracts or by using market-related prices, either posted prices or indexed prices, to reflect current market conditions.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 18 of Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales of unbranded gasoline, home heating oil, diesel, kerosene and residual oil to customers in the public sector and to large commercial and industrial customers, primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes custom blended distillates and residual oil delivered by barges or from a terminal dock. In 2007, this segment accounted for approximately 7% of our total volume for all refined petroleum products sold.

        Our commercial customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities, such as transportation authorities and water resource authorities, colleges and universities and a select group of small utilities. Unlike our Wholesale segment, in our Commercial segment, we generally arrange the delivery of the product to the customer's designated location. We typically hire third-party common carriers to deliver the product. Please read "—Storage."

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2007, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire and Rhode Island. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

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

        Our commercial customers also include cruise ships, dry and wet bulk carriers, fishing fleets and other marine vessels. We blend distillates and residual fuel to the customers' specifications at the terminal facility or on the barge and then deliver the resulting bunker fuel directly to the ship or barge.

        Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 18 of Notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

Supply

        Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, Europe and occasionally from Asia. During 2007, we purchased an average of approximately 215,000 barrels per day of refined petroleum products from approximately 95 suppliers. In 2007, our top eight suppliers were ExxonMobil Corporation, Morgan Stanley Capital Group, Glencore Ltd., ConocoPhillips Co., Vitol S.A., Citgo Petroleum Corporation, Giant Industries, Inc. and Shell Oil Company and accounted for 67% of our product purchases by volume. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management."

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

        Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term "basis risk" is used to describe the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place, including, without limitation, transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated.

        With respect to the pricing of commodities, we enter into future contracts to minimize or hedge the impact of market fluctuations on our purchase and forward fixed price sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all NYMEX positions rather than make or receive physical deliveries. With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such trading policies and procedures, particularly if deception or other intentional misconduct is involved.

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. We own 11 bulk terminals in the Northeast and maintain dedicated storage facilities at another 9 bulk terminals, 7 of which are in the Northeast. Collectively, these bulk terminals provide us with approximately 9.3 million barrels of storage capacity, with another 230,000 barrels of additional storage capacity under construction, which will give us a total storage capacity of approximately 9.5 million barrels. Our throughput volume at these facilities was approximately 2.1 billion gallons in 2007. Additionally, we have throughput or exchange agreements with another 17 bulk terminals and 34 inland storage facilities.

        The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline or rail. The inland storage facilities, which we use exclusively to store distillates, are supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, barge, rail or pipeline.

        Many of our bulk terminals operate 24 hours a day and consist of multiple storage tanks and automated truck loading equipment. These automated systems monitor terminal access, volumetric allocations, credit control and carrier certification through the remote identification of customers. In addition, some of the bulk terminals at which we market are equipped with truck loading racks capable of providing automated blending and additive packages which meet our customers' specific requirements.

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

        Exchange agreements also allow our customers to take delivery of product at a terminal or facility that is not owned or leased by us. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by our exchange partner from such party's facility or terminal, and we deliver the same volume of our product to such party (or to such party's customers) out of one of the terminals in our terminal network. Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

Competition

        We encounter varying degrees of competition based on product and geographic locations. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. In our core Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of the majority of our storage facilities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies.

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

  Hazardous Materials and Waste Handling

        In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous substances into the water or soils and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the U.S. Environmental Protection Agency ("EPA"), and in some instances third parties, to act in response to threats to the public health or the environment and seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law's definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

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

        Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state laws. By way of summary, these regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that we are in material compliance with the existing requirements of RCRA, the Solid Waste Disposal Act, and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

        The Oil Pollution Act of 1990 ("OPA") addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA. States in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in material compliance with regulations pursuant to OPA and similar state laws.

        Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure plans that are designed to prevent, and minimize the impacts of, releases of oil and oil products from above ground storage tanks. We believe we are in substantial compliance with these requirements.

  Water Discharges

        The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, into navigable waters. This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. EPA regulations also require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position or results of operations.

  Air Emissions

        Our operations are subject to the federal Clean Air Act and comparable state and local laws. Under such laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in material compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition or results of operations.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas emissions from various sources in the United States. At the federal level, the current session of the U.S. Congress is considering several climate change-related bills. Also, as a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) under the federal Clean Air Act even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Numerous states, including many where we have operations, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. A regional cap-and-trade program, referred to as the Regional Greenhouse Gas Initiative, is slated to begin on January 1, 2009, and is designed to stabilize and reduce greenhouse gas emissions from fossil fuel-fired power plants in many Northeastern and Mid-Atlantic states. New federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

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

        Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 ("TRIA"). We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition or results of operations.

Employee Safety

        We are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA's hazard communication standards require that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with the applicable OSHA requirements.

        We operate a limited number of trucks for the transportation of refined petroleum products, as most of the trucks that distribute products we sell are owned and operated by third parties. We are subject to regulations promulgated under the Federal Motor Carrier Safety Act for those trucks that we do operate. These regulations cover the transportation of hazardous materials and are administered by the U.S. Department of Transportation. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

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

Facilities

        We lease office space for our principal executive office in Waltham, Massachusetts. The lease expires on December 31, 2008. We are currently negotiating a renewal of this lease.

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employ approximately 230 full-time employees. Certain of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in March 2008. We are currently in negotiations regarding the renewal of these agreements. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in May 2010 (with respect to Albany and Newburgh) and April 2011 (with respect to Glenwood Landing and Inwood). We believe we have good relations with our employees.

        We have two shared services agreements, one with Global Petroleum Corp. and another with Alliance Energy Corp. The services provided among these entities by any employees shared pursuant to these agreements does not limit the ability of such employees to provide all services necessary to properly run our business. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements."

Item 1A.    Risk Factors.

Risks Inherent in Our Business

We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution or maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution or maintain distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  competition from other companies that sell refined petroleum products and natural gas in the Northeast;

  •
  demand for refined petroleum products in the markets we serve;

  •
  absolute price levels, as well as the volatility of prices, of refined petroleum products in both the spot and futures markets;

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

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

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

A significant decrease in demand for refined petroleum products in the areas served by our storage facilities would reduce our ability to make distributions to our unitholders.

        A sustained decrease in demand for refined petroleum products in the areas served by our storage facilities could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products include:

  •
  lower demand by consumers for refined petroleum products, including gasoline, home heating oil and residual oil, as a result of recession or other adverse economic conditions or due to high prices caused by an increase in the market price of refined petroleum products or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products;

  •
  a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and

  •
  conversion from consumption of home heating oil or residual oil to natural gas.

        Certain of our terminal operating costs and expenses are fixed and do not vary with the volumes we store and distribute. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes stored and distributed. As a result, we may experience declines in our margin and profitability if our volumes decrease.

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

        Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backwardated market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated.

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

Some of our residual oil volumes are subject to customers switching or converting to natural gas which could result in loss of customers, which in turn could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

        Our residual oil business competes for customers with suppliers of natural gas. Those end users who are dual-fuel users have the ability to switch from residual oil to natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel using customers may switch and other end users may convert to natural gas. Such switching and conversions could have an adverse effect on our results of operations and cash available for distribution to our unitholders. We could face additional competition from alternative energy sources, such as natural gas, as a result of government-mandated controls or regulation promoting the use of cleaner fuels. Residual oil consumption has steadily declined over the last three decades.

Some of our heating oil volumes are subject to residential conversion to natural gas which could result in less demand for home heating oil and, in turn, could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

        Our heating oil business competes for customers with suppliers of natural gas. During a period of increasing home heating oil prices relative to prices of natural gas, home heating oil users may convert to natural gas. Such conversions could reduce our sales of home heating oil and have an adverse effect on our results of operations and cash flow available for distributions to our unitholders.

We face intense competition in our purchasing, terminalling and storage activities. Competition from other providers of refined petroleum products and natural gas that are able to supply our customers with those products and services at a lower price could reduce our ability to make distributions to our unitholders.

        We are subject to competition from other refined petroleum products distributors and suppliers of natural gas that may be able to supply our customers with the same or comparable products and terminalling and storage services on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources and control substantially greater storage capacity than we do. Our ability to compete could be harmed by factors including, but not limited to, price competition and the availability of alternative and less expensive fuels, primarily natural gas.

Energy efficiency, new technology and alternative fuels could reduce demand for our products and adversely affect our operating results and financial condition.

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

        We rely upon our suppliers to timely produce the volumes and types of refined petroleum products for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We purchase refined petroleum products from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our results of operations and cash available for distribution to our unitholders.

A principal focus of our business strategy is to grow and expand our business through acquisitions. If we do not make acquisitions on economically acceptable terms, our future growth may be limited.

        A principal focus of our business strategy is to grow and expand our business through acquisitions. Our ability to grow depends, in part, on our ability to make acquisitions that result in an increase in the cash generated per unit from operations. If we are unable to make these accretive acquisitions, either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

        Any acquisition involves potential risks, including, among other things:

  •
  mistaken assumptions about volumes, revenues and costs, including synergies;

  •
  an inability to integrate successfully the businesses we acquire;

  •
  an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

  •
  the assumption of unknown liabilities;

  •
  limitations on rights to indemnity from the seller;

  •
  mistaken assumptions about the overall costs of equity or debt;

  •
  the diversion of management's and employees' attention from other business concerns;

  •
  unforeseen difficulties operating in new product areas or new geographic areas; and

  •
  customer or key employee losses at the acquired businesses.

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

  •
  customer or key employee loss from the acquired businesses; and

  •
  diversion of our management's attention from other business concerns.

        If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to make such distributions will be reduced.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of one bulk terminal that we operate exclusively for our business and maintain dedicated storage facilities at another eight bulk terminals. The agreements governing these arrangements are subject to expiration at various dates through 2013. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for the terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. As of December 31, 2007, this facility accounted for approximately 23% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2013. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our results of operations and cash available for distribution to our unitholders.

Some of our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our results of operations and cash available for distribution to our unitholders could be adversely affected.

        Some of our sales are generated under contracts that must be periodically renegotiated or replaced. Most of our arrangements with our customers are for a single season or on a spot basis. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often times subject to factors beyond our control. Such factors include fluctuations in refined petroleum product and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our ability to make distributions to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

        We rely exclusively on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, the majority of our assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

        Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of greenhouse gases, might adversely affect our products and activities, including the storage of refined product, as well as waste management and our control of air emissions. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations. Please read "Items 1. and 2. Business and Properties—Environmental" for more information.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products we purchase, store, transport and sell.

        Various federal, state and local government agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our business includes such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties. Please read "Item 3. Legal Proceedings—Environmental" for more information.

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government's response could reduce our ability to make distributions to our unitholders.

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

        Terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell, which could decrease our customers' demand for these products. Insurance carriers are required to offer coverage for terrorist activities as a result of federal legislation. We purchased this coverage with respect to our property and casualty insurance programs. This additional coverage resulted in additional insurance premiums which could increase further in the future.

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

        All of the executive officers of our general partner perform services for certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp."

We depend on unionized labor for the operation of our terminal in Chelsea, Massachusetts and our four terminals in New York and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

        Certain of our employees at the terminal in Chelsea, Massachusetts and truck drivers directly employed by us are employed under collective bargaining agreements that expire in 2008. Certain of our employees at our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in 2010 (with respect to Albany and Newburgh) and 2011 (with respect to Glenwood Landing and Inwood). Certain of Global Petroleum Corp.'s employees at the Revere, Massachusetts facility are similarly employed under a collective bargaining agreement that expires in 2008. Please read Items 1 and 2, "Business and Properties—Employees." Any work stoppages or other labor disturbances at these facilities or by these drivers could have an adverse effect on our business and reduce our ability to make distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

If we fail to develop or maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

        Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to develop and maintain internal controls are not successful or if we are unable to maintain adequate controls over our financial processes and reporting in the future or if we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

        Affiliates of our general partner, including directors and executive officers of our general partner, own a 42.9% limited partner interest in us and the 1.73% general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

  •
  Our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

  •
  Affiliates of our general partner may engage in competition with us under certain circumstances. See "—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us."

  •
  Neither our partnership agreement nor any other agreement requires owners of our general partner to pursue a business strategy that favors us. Directors and officers of our general partner's owners have a fiduciary duty to make these decisions in the best interest of such owners which may be contrary to our interests.

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

  •
  Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash available for distribution to our unitholders.

  •
  Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a capital expenditure for acquisitions or capital improvements, which does not, and determination can affect the amount of cash distributed to our unitholders and the ability of the subordinated units to convert to common units.

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

        Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement."

Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

  •
  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be "fair and reasonable" to us and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

  •
  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

        By purchasing a common unit, a common unitholder will become bound by the provisions of the partnership agreement, including the provisions described above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without its consent, which could lower the trading price of our common units.

        Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by its members and not by the unitholders. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. As a result of these limitations, the price at which the common units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2007, affiliates of our general partner, including directors and executive officers of our general partner, owned 43.6% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period, as defined in the partnership agreement, and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

        Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner during the subordination periods because of the unitholders' dissatisfaction with our general partner's performance in managing our partnership will most likely result in the termination of the subordination period.

We may issue additional units without unitholder approval, which would dilute unitholders' ownership interests.

        At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

  •
  our unitholders' proportionate ownership interest in us will decrease;

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

The market price of our common units could be adversely affected by sales of substantial amounts of our common units, including sales by our existing unitholders.

        As of March 10, 2008, we had 7,428,139 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, including the Partnership, provided that current public information is available relating to the Partnership. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144.

        We completed a private offering to institutional investors of an aggregate of 1,785,715 Class B units in May 2007. The Class B units subsequently converted into common units on a one-for-one basis. The institutional investors that are not affiliates of the Partnership currently may sell their common units pursuant to Rule 144 under the Securities Act. In addition, we filed a registration statement with the SEC covering the resale of these common units, which registration statement became effective on August 17, 2007.

        The private placement discussed above was made without registration under the Securities Act, in reliance on the exemption from the registration requirements for transactions not involving a public offering contained in Section 4(2) of the Securities Act.

        Sales by any of our existing unitholders of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

        In recent years, the securities market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

An increase in interest rates may cause the market price of our common units to decline.

        Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return by purchasing government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly-traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

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

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2007, our total debt was approximately $496.2 million. We have the ability to incur additional debt, including the capacity to borrow up to $750.0 million under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

        Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

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

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 9 of Notes to Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

        Our partnership agreement allows us to make working capital borrowings under our credit agreement to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. We are required to reduce our borrowings to zero under that portion of our credit agreement that is available to pay the minimum quarterly distribution for a period of at least 30 consecutive days once each 12-month period. For more information, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 9 of Notes to Financial Statements.

Cost reimbursements due our general partner and its affiliates will reduce cash available for distribution to our unitholders.

        Prior to making any distribution on the common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf, which is determined by our general partner in its sole discretion. These expenses include all costs incurred by the general partner and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us. We are managed and operated by directors and executive officers of our general partner. In addition, the majority of our operating personnel are employees of our general partner. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence." The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates could adversely affect our ability to pay cash distributions to our unitholders.

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

        A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if he were a general partner if:

  •
  a court or government agency determined that we were conducting business in a state but had not complied with that particular state's partnership statute; or

  •
  a unitholder's right to act with other unitholders to remove or replace the general partner, approve some amendments to our partnership agreement or take other actions under our partnership agreement constitute "control" of our business.

Unitholders may have liability to repay distributions.

        Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to us that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted.

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

        Certain members of the Slifka family and their affiliates are subject to the noncompete provisions in the omnibus agreement. The omnibus agreement does not prohibit certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement."

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation or if we were to become subject to additional amounts of entity-level taxation for state tax purposes, our cash available for distribution to unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service ("IRS") on this or any other tax matter affecting us.

        Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

        If a unitholder sells his common units, he will recognize a gain or loss equal to the difference between the amount realized and his tax basis in those common units. Because distributions to a unitholder in excess of the unitholder's allocable share of our net taxable income decreases the unitholder's tax basis in his common units, the amount of such prior excess distributions will, in effect, become taxable income to him if the common units are sold at a price greater than his tax basis in the common units, even if the price he receives is less than his original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if a unitholder sells his units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, are unrelated business taxable income and taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file the U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could decrease the value of the common units.

        Because we cannot match transferors and transferees of common units and because of other reasons, we adopted depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could decrease the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder's sale of common units and have a negative impact on the value of our common units or result in audit adjustments to unitholders' tax returns.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2007, we conducted business in 16 states, some of which may impose a state income tax. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state and local tax returns.

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

  Environmental

        Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether ("MTBE") contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. We intend to vigorously defend these cases. We do not believe that these cases will have a material impact on our operations although we can provide no assurances in this regard.

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

        In November 2006, the U.S. Environmental Protection Agency, Region III ("EPA, Region III") notified Global Companies LLC, as the operator of a petroleum marketing and bulk storage terminal in Macungie, Pennsylvania of EPA, Region III's intention to negotiate an Administrative Order on Consent ("AOC") with Global Companies LLC and the previous owner and owners of an adjacent terminal to investigate and remediate petroleum in the soil and groundwater at the two sites. We are currently conducting investigative drilling activities under this AOC but have no remediation responsibilities at this time. We do not believe our obligations under this AOC will have a material adverse effect on us.

        In connection with our May 2007 acquisition of ExxonMobil Corporation's ("ExxonMobil") Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the New York Department of Environmental Conservation ("NYDEC") with respect to the Albany, New York terminal. As a result, we recorded an environmental reserve of approximately $8.0 million. NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan. Global Companies LLC prepared a response to NYDEC's comments. Subject to NYDEC's approval of the proposed remedial action plan, we do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

        In connection with our November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the NYDEC with respect to both terminals. As a result, we recorded an environmental reserve of approximately $1.2 million. The remedial action plans submitted by ExxonMobil will be implemented by Global Companies LLC. We do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

  Other

        On September 15, 2005, the Office of the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to us in connection with an investigation of gasoline distributors and retailers in Massachusetts in the wake of Hurricane Katrina. We believe that the Attorney General's office has issued similar demands to other distributors and retailers. We have taken steps to comply with the demand. While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 10, 2008 was $25.53. At the close of business on March 10, 2008, based upon information received from our transfer agent and brokers and nominees, we had 3,452 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit(1)
	High	Low
2007
Fourth Quarter	$31.38	$24.52	$0.4875	(2)
Third Quarter	41.29	25.95	0.4800
Second Quarter	38.75	32.02	0.4725
First Quarter	38.14	23.53	0.4650
2006
Fourth Quarter	$26.70	$21.70	$0.4550
Third Quarter	22.80	19.93	0.4450
Second Quarter	21.75	19.90	0.4375
First Quarter	21.80	18.94	0.4250

(1)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(2)
On January 24, 2008, the board of directors of our general partner declared this distribution for the period from October 1, 2007 through December 31, 2007 which was paid on February 14, 2008.

        We intend to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.

        Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash is all cash on hand at the end of the quarter:

  •
  plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter;

  •
  less the amount of cash reserves established by our general partner to:

  •
  provide for the proper conduct of our business;

  •
  comply with applicable law, any of our debt instruments, or other agreements; or

  •
  provide funds for distributions to unitholders and to our general partner for any one or more of the next four quarters.

        Working capital borrowings (as defined in our partnership agreement) are generally borrowings that are made under our credit agreement and in all cases are used solely for working capital purposes or to pay distributions to partners.

        Affiliates of the Slifka family own 5,642,424 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed "subordinated" units because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

        The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met: (1) distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the "adjusted operating surplus" (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before September 30, 2010.

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

        We will make distributions of available cash from operating surplus for any quarter during the subordination period (as defined in our partnership agreement) in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages as provided below.

        As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Item 12, "Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Table."

Recent Sales of Unregistered Securities

        On May 9, 2007, we issued 1,785,715 unregistered Class B units in a private placement from which we received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, and (ii) $0.4650, the amount of our first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. We paid this discount to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter 2007 distribution and resulted in proceeds of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 16 of Notes to Financial Statements included elsewhere in this report for additional information on the private placement.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the fourth quarter ended December 31, 2007.

Item 6.    Selected Financial Data.

        The following table presents selected historical financial and operating data of Global Partners LP and our predecessor for the periods and as of the dates indicated. The selected historical financial data is derived from the historical consolidated/combined financial statements of Global Partners LP.

        This table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non-GAAP financial measures which we use in our business. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States ("GAAP"). We explain these measures and present reconciliations to their most directly comparable financial measures calculated in accordance with GAAP in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Consolidated	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 3, 2005	2004	2003
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$6,757.8	$4,472.4	$4,045.8	$1,248.9	$2,796.9	$3,187.6	$2,478.5
Cost of sales	6,630.8	4,359.2	3,954.1	1,220.0	2,734.1	3,111.7	2,411.4

Gross profit	127.0	113.2	91.7	28.9	62.8	75.9	67.1
Selling, general and administrative expenses	45.5	43.0	40.4	10.5	29.9	33.5	30.3
Operating expenses	27.7	22.2	19.7	4.9	14.8	19.6	18.8
Amortization expense	2.3	1.5	1.6	0.4	1.2	0.8	—

Total operating costs and expenses	75.5	66.7	61.7	15.8	45.9	53.9	49.1

Operating income	51.5	46.5	30.0	13.1	16.9	22.0	18.0
Interest expense	(17.4)	(11.9)	(10.0)	(2.7)	(7.3)	(4.7)	(2.0)
Other income (expense), net	—	0.5	(0.9)	—	(0.9)	—	—
Gain on sale of investment(2)	14.1	—	—	—	—	—	—

Income before income tax expense	48.2	35.1	19.1	10.4	8.7	17.3	16.0
Income tax expense(3)	(1.2)	(1.6)	(1.0)	(1.0)	—	—	—

Net Income	47.0	33.5	$18.1	9.4	$8.7	$17.3	$16.0

Less: General partner's interest in net income	(0.9)	(0.7)	—	(0.2)	—	—	—

Limited partners' interest in net income	$46.1	$32.8	—	$9.2	—	—	—

Net income per limited partner unit, basic and diluted(4)	$1.38	$2.46	—	$0.70	—	—	—

Weighted average limited partner' units outstanding, basic and diluted	12.4	11.3	—	11.3	—	—	—

Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(115.0)	$(54.5)	$(28.4)	$(34.1)	$5.7	$(82.0)	$38.6
Investment activities	(136.5)	(12.4)	(1.6)	(0.7)	(0.9)	1.2	(2.2)
Financing activities(5)	249.7	69.0	28.4	(31.4)	(3.0)	83.0	(33.6)
Other Financial Data:
EBITDA(6)	$75.2	$51.5	$33.5	$14.4	$19.1	$25.6	$20.4
Adjusted EBITDA(6)	61.1	51.5	33.5	14.4	19.1	25.6	20.4
Distributable cash flow(7)	38.6	36.0	—	10.0	—	—	—
Capital expenditures(8)	13.7	5.9	1.8	0.7	1.1	1.3	2.2
Cash distributions paid(9)	1.87	1.72	—	—	—	—	—
Operating Data:
Normal heating degree days(10)	5,630	5,630	5,630	1,875	3,755	5,630	5,630
Actual heating degree days	5,656	5,007	5,875	1,876	3,999	5,748	6,028
Variance from normal heating degree days	—	(11)%	4%	—	7%	2%	6%
Variance from prior year actual degree days	13%	(15)%	2%	1%	3%	(5)%	14%
Total gallons sold (in millions)	3,288	2,486	2,674	758	1,916	2,929	2,851
Variance in volume sold from prior year	32%	(7)%	9%	—	—	3%	29%
Balance Sheet Data (at period end):
Cash and cash equivalents	$2.1	$3.9	$1.8	$1.8	—	$3.3	$3.5
Property and equipment, net	161.7	31.7	22.0	22.0	—	22.6	14.8
Total assets	1,159.2	638.9	554.7	554.7	—	393.0	304.3
Total debt	496.2	272.3	183.5	183.5	—	193.0	50.8
Total liabilities	998.9	535.7	478.4	478.4	—	369.8	261.7
Equity	160.3	103.2	76.3	76.3	—	23.2	42.6

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP financial measure and is presented here to provide additional information for comparing year-over-year information.

(2)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Financial Statements included elsewhere in this report.

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

(6)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA are non-GAAP financial measures which are discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to their most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA is EBITDA less the $14.1 million gain we realized on the sale of our investment in NYMEX Holdings, Inc. along with our NYMEX seats for the year ended December 31, 2007 (see Note 8 of Notes to Financial Statements included elsewhere in this report).

(7)
Distributable cash flow is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(8)
Capital expenditures are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(9)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during 2007 and 2006. See Note 15 of Notes to Financial Statements included elsewhere in this report.

(10)
Degree days is an industry measurement of temperature designed to evaluate energy demand and consumption which is further discussed under "Results of Operations—Evaluating Our Results of Operations" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast. We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2007, we sold approximately $6.8 billion of refined petroleum products.

        We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two segments, Wholesale and Commercial. Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the NYMEX or derivatives to hedge our commodity risk inherent in buying and selling energy commodities. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations. We earn a margin by selling the product for physical delivery to third parties.

  Products and Operational Structure

        Our products include gasoline, distillates and residual oil. We sell gasoline to unbranded retail gasoline stations and resellers. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings. We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes. In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets. We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

        Our business is divided into two segments:

  •
  Wholesale.    This segment includes sales of gasoline, distillates and residual oil to resellers of transportation fuels, home heating oil retailers and wholesale distributors.

  •
  Commercial.    This segment includes sales and deliveries of unbranded gasoline, distillates and residual oil to customers in the public sector and to large commercial and industrial customers, primarily either through a competitive bidding process or through contracts of various terms. This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets generally by barges.

        Our business activities are substantially comprised of purchasing, storing, terminalling and selling refined petroleum products. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current month for delivery to customers at higher prices in future months. In a backwardated market (when product prices for future deliveries are lower than current prices), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins. See Part I, Item 1A, "Risk Factors," for additional information related to commodity risk.

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

  •
  We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions.    Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses. In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management has also expanded its efforts to pursue businesses that are closely related to or significantly intertwined with our existing lines of business. Our growth largely depends on our ability to make accretive acquisitions. We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive, but that ultimately may not be accretive. If any of these events were to occur, our future growth would be limited. We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

  •
  Our financial results are generally better in the first and fourth quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of our sales during these winter months. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to maintain current levels of distributions to our unitholders.

  •
  Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in the Northeast can decrease the total volume we sell and the gross profit realized on those sales.

  •
  Energy efficiency, new technology and alternative fuels could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. Residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our results of operations and financial condition.

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

  •
  In the first quarter of 2008, we are experiencing the following events which, we believe, are leading to a significant negative impact on our results of operations:

  1.
  Refined petroleum product prices have continued to rise which we believe is contributing to:

  •
  the conversion to other products (primarily natural gas) from residual fuel and heating oil;

  •
  heat conservation; and

  •
  shifts to more fuel-efficient, hybrid or alternative fuel vehicles and changes in driving habits.

  2.
  Adverse market conditions in our markets, including volatility and backwardation, have led to comparatively higher product supply costs and intensified competition from other wholesalers.

  3.
  Temperatures have been warmer during the first quarter of 2008.

  4.
  We have fewer fixed priced sales of heating oil in 2008 than in comparable prior periods, which we believe is due to higher refined petroleum product prices.

  5.
  The opportunistic conversion of certain gasoline markets to ethanol in late 2007 and into 2008 has put us in a temporarily disadvantaged competitive position while our terminal infrastructure is being converted.

  6.
  Temporary logistical supply issues related to rail capacity, which began in 2007 and are continuing into the first quarter of 2008, are adversely affecting the performance of our Burlington, Vermont facility.

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses ("SG&A"), (4) operating expenses, (5) heating degree days, (6) adjusted net income per diluted limited partner unit, (7) EBITDA, adjusted EBITDA and net income as adjusted for one-time gains and (8) distributable cash flow.

  Net Product Margin

        We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales include sales of unbranded gasoline, distillates, residual oil and natural gas. Product costs include the cost of acquiring the refined petroleum products that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale. Net product margin is a non-GAAP financial measure used by management and external users of our financial statements to assess our business. Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

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

  Adjusted Net Income Per Diluted Limited Partner Unit

        We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis. Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner's interest as provided under Emerging Issues Task Force ("EITF") 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-06") and a non-cash reduction in net income available to limited partners under EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-05"), divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.

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

        The non-cash reduction under EITF 98-05 is the result of accounting for the sale of Class B units (see Note 16 of Notes to Financial Statements included elsewhere in this report). Although EITF 98-05 affects net income available to limited partners, it does not affect net income or distributable cash flow to limited partners, nor does it affect total unitholders' equity.

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

  EBITDA, Adjusted EBITDA and Net Income as Adjusted for One-time Gains

        EBITDA, adjusted EBITDA and net income as adjusted for one-time gains are used as a supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess:

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

        Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the year ended December 31, 2007 (see Note 8 of Notes to Financial Statements included elsewhere in this report). EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

  Distributable Cash Flow

        Distributable cash flow also is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Specifically, this financial measure indicates to investors whether or not we are generating cash flow at a level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships. Distributable cash flow for the year ended December 31, 2007 reflects the exclusion of the $14.1 million gain on investment (see Note 8 of Notes to Financial Statements included elsewhere in this report). Distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to distributable cash flow or a similarly titled measure of other companies.

  Years Ended December 31, 2007, 2006 and 2005

        In the year ended December 31, 2007, we continued to broaden and strengthen our distribution network with the acquisitions of five refined products terminals and the leasing of an additional terminal. In addition, we continued to broaden the non-weather sensitive components of our business. In May 2007, we acquired three refined products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil Oil Corporation ("ExxonMobil"). Products distributed from these terminals primarily include gasoline, ultra low sulfur diesel and heating oil. In November 2007, we acquired two refined products terminals in Glenwood Landing and Inwood, New York from ExxonMobil. Products distributed from these terminals also include gasoline, ultra low sulfur diesel and heating oil. Also in November 2007, we leased a terminal in Providence, Rhode Island which has access to deepwater marine facilities.

        Refined petroleum product and natural gas prices rose throughout 2007. For the year ended December 31, 2007, prices for gasoline, heating oil, residual oil and natural gas increased 55%, 65%, 102% and 25%, respectively, compared to 2006. Temperatures were less than 1% colder than normal for 2007 and 13% colder than 2006 as measured by aggregate heating degree days.

        In the year ended December 31, 2006, we continued to expand our higher margin product lines and broaden the non-weather sensitive components of our business. We completed two acquisitions in 2006: (1) our Bridgeport, Connecticut terminal is used as a distribution point for diesel and home heating oil, and (2) our Macungie, Pennsylvania terminal is used as a distribution point for diesel, gasoline and home heating oil. Refined petroleum product prices rose throughout most of 2006 but experienced significant declines in September and December. For the year ended December 31, 2006, prices for gasoline, distillates and residual oil decreased 6%, 8% and 24%, respectively. Temperatures were 11% warmer than normal for 2006.

        In the year ended December 31, 2005, we completed our initial public offering, generating $124.0 million in gross proceeds from the sale of over 5.6 million common units representing limited partner interests of us (including common units sold upon exercise of the underwriters' over-allotment option). We had increased gross profits and improved margins across both our wholesale and commercial segments. Refined petroleum product prices continued to rise in 2005. From December 31, 2004 to December 31, 2005, published prices for distillates, gasoline and residual oil increased 41%, 57% and 77%, respectively. Temperatures were 4% lower than normal as measured by aggregate heating degree days. During 2005, we continued to concentrate on expanding our distillate, gasoline and residual oil businesses.

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (in thousands, except per unit data):

	Consolidated	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 3, 2005
Net income as adjusted for one-time gains(2)	$32,895	$33,461	$18,101	$9,408	$8,693
Adjusted net income per diluted limited partner unit(3)	$3.92	$2.91	$—	$0.82	$—
Adjusted EBITDA(4)	$61,107	$51,541	$33,535	$14,425	$19,110
Distributable cash flow(5)	$38,638	$36,003	$—	$9,993	$—
Wholesale Segment:
Volume (gallons)	3,043,278	2,196,978	2,309,294	660,156	1,649,138
Sales	$6,376,749	$4,071,608	$3,622,873	$1,115,251	$2,507,622
Net product margin(6)
Distillates	$86,358	$58,285	$41,945	$16,484	$25,461
Gasoline	11,463	22,812	13,974	2,372	11,602
Residual oil	23,667	20,896	22,890	7,096	15,794

Total	$121,488	$101,993	$78,809	$25,952	$52,857
Commercial Segment:
Volume (gallons)	244,343	288,970	364,572	97,391	267,181
Sales	$381,085	$400,810	$422,985	$133,648	$289,337
Net product margin(6)	$11,485	$13,151	$14,570	$3,368	$11,202
Combined sales and net product margin:
Sales	$6,757,834	$4,472,418	$4,045,858	$1,248,899	$2,796,959

Net product margin(6)	$132,973	$115,144	$93,379	$29,320	$64,059
Depreciation allocated to cost of sales	5,989	1,918	1,662	412	1,250

Combined gross profit:	$126,984	$113,226	$91,717	$28,908	$62,809

Weather conditions:
Normal heating degree days	5,630	5,630	5,630	1,875	3,755
Actual heating degree days	5,656	5,007	5,875	1,876	3,999
Variance from normal heating degree days	—	(11)%	4%	—	6%
Variance from prior year actual heating degree days	13%	(15)%	2%	1%	3%

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide additional information for comparing year-over-year information.

(2)
Net income as adjusted for one-time gains is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table below presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure.

(3)
Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(4)
Adjusted EBITDA is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table below presents reconciliations of adjusted EBITDA to the most directly comparable GAAP financial measures.

(5)
Distributable cash flow is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." On October 4, 2005, we completed our initial public offering of common units. Accordingly, distributable cash flow is presented for the years ended December 31, 2007 and 2006 and for the period from October 4, 2005 through December 31, 2005. The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(6)
Net product margin is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

        The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis:

	Consolidated	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 3, 2005
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$47,013	$33,461	$18,101	$9,408	$8,693
Gain on sale of investment(2)	(14,118)	—	—	—	—

Net income as adjusted for one-time gains	$32,895	$33,461	$18,101	$9,408	$8,693

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide additional information for comparing year-over-year information.

(2)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million. See Note 8 of Notes to Financial Statements included elsewhere in this report.

        The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis:

	Consolidated	Consolidated	Successor(1)
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$1.38	$2.46	$0.70
Dilutive impact of theoretical distribution of earnings under EITF 03-06	1.21	0.45	0.12
Dilutive impact of non-cash reduction under EITF 98-05	1.33	—	—

Adjusted net income per diluted limited partner unit	$3.92	$2.91	$0.82

(1)
On October 4, 2005, we completed our initial public offering. Accordingly, net income per diluted limited partner unit is presented for the period from October 4, 2005 through December 31, 2005.

        The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Consolidated	Consolidated	Combined(1)	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 3, 2005
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$47,013	$33,461	$18,101	$9,408	$8,693
Depreciation and amortization	9,613	4,513	4,487	1,345	3,142
Interest expense	17,408	11,901	9,961	2,686	7,275
Income tax expense	1,191	1,666	986	986	—

EBITDA	75,225	51,541	33,535	14,425	19,110
Gain on sale of investment(2)	(14,118)	—	—	—	—

Adjusted EBITDA	$61,107	$51,541	$33,535	$14,425	$19,110

Reconciliation of cash flow (used in) provided by operating activities to EBITDA and adjusted EBITDA:
Cash flow (used in) provided by operating activities	$(115,045)	$(54,479)	$(28,352)	$(34,062)	$5,710
Net changes in operating assets and liabilities	171,671	92,453	50,940	44,815	6,125
Interest expense	17,408	11,901	9,961	2,686	7,275
Income tax expense	1,191	1,666	986	986	—

EBITDA	75,225	51,541	33,535	14,425	19,110
Gain on sale of investment(2)	(14,118)	—	—	—	—

Adjusted EBITDA	$61,107	$51,541	$33,535	$14,425	$19,110

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP measure and is presented here to provide additional information for comparing year-over-year information.

(2)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million. See Note 8 of Notes to Financial Statements included elsewhere in this report.

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Consolidated	Consolidated	Successor(1)
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005
Reconciliation of net income to distributable cash flow:
Net income	$47,013	$33,461	$9,408
Depreciation and amortization	9,613	4,513	1,345
Gain on sale of investment(2)	(14,118)	—	—
Maintenance capital expenditures	(3,870)	(1,971)	(760)

Distributable cash flow	$38,638	$36,003	$9,993

Reconciliation of cash flow used in operating activities to distributable cash flow:
Cash flow used in operating activities	$(115,045)	$(54,479)	$(34,062)
Net changes in operating assets and liabilities	171,671	92,453	44,815
Gain on sale of investment(2)	(14,118)	—	—
Maintenance capital expenditures	(3,870)	(1,971)	(760)

Distributable cash flow	$38,638	$36,003	$9,993

(1)
On October 4, 2005, we completed our initial public offering. Accordingly, distributable cash flow is presented for the period from October 4, 2005 through December 31, 2005.

(2)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million. See Note 8 of Notes to Financial Statements included elsewhere in this report.

  Consolidated Sales

        Our total sales for 2007 increased by $2,285.4 million, or 51%, to $6,757.8 million compared to $4,472.4 million for 2006. The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and, to a lesser extent, in Glenwood Landing and Inwood, New York in November 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 and an increase in refined petroleum product prices for 2007 compared to the prior year. Our aggregate volume of product sold increased by approximately 801 million gallons, or 32%, to 3,287 million gallons. The increase in volume primarily includes increases of 497 million and 361 million gallons in gasoline and distillates, respectively, as a result of our terminal acquisitions and colder temperatures in 2007 compared to 2006. The increase in volume was offset by a 36 million gallon decrease in residual oil, primarily due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace. The number of actual heating degree days increased by approximately 13% to 5,656 compared to 5,007 for 2006. Our gross profit for 2007 was $127.0 million, an increase of $13.8 million, or 12%, compared to 2006, primarily due to higher net product margins in distillates and residual oil. The increase was offset by a decline in gasoline net product margins and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our recent terminal acquisitions.

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

  Wholesale Segment

        Distillates.    Wholesale distillate sales for 2007 were $3,354.6 million compared to $2,313.6 million for 2006. The increase of $1,041.0 million, or 45%, was due to an increase in volume sold and in refined petroleum product prices for 2007 compared to the prior year. We attribute the increase in volume sold primarily to the terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and, to a lesser extent, in Glenwood Landing and Inwood, New York in November 2007, and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006, as well as to temperatures that were 13% colder for 2007 compared to the prior year. Our net product margin contribution from distillate sales increased by $28.1 million, or 48%, to $86.4 million primarily as the result of margin expansion, volume expansion related to our 2007 and 2006 terminal acquisitions and additional volume expansion due to colder weather during 2007 compared to the prior year. Despite the increase in net product margin for 2007, we had fewer fixed priced sales of heating oil in 2007 compared to 2006, which we believe were due to higher refined petroleum product prices.

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

        Gasoline.    Wholesale gasoline sales for 2007 were $2,906.9 million compared to $1,654.4 million for 2006. The increase of $1,252.5 million, or 76%, was due primarily to our recent acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals, our 2006 acquisition of the Macungie, Pennsylvania terminal, an increase in gasoline volume sold and higher prices. Our net product margin from gasoline sales decreased by $11.3 million, or 50%, to $11.5 million for 2007 compared to 2006. We attribute the decrease in net product margin to the return of margins to more historical norms as the industry adjusted to the introduction of ethanol-based gasoline, narrower net product margins generally, some initial start-up supply costs at the Albany and Newburgh, New York and Burlington, Vermont terminals and general market conditions.

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

        Residual Oil.    Wholesale residual oil sales for 2007 were $115.3 million compared to $103.6 million for 2006. The increase of $11.7 million, or 11%, was due to an increase in refined petroleum product prices, despite a decrease in residual oil volume sold, primarily due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace. Our net product margin contribution from residual oil sales increased by $2.8 million, or 13%, to $23.7 million for 2007 compared to 2006.

        Wholesale residual oil sales for 2006 were $103.6 million compared to $91.7 million for 2005. The increase of $11.9 million, or 13%, was the result of higher residual oil prices for most of 2006. Our net product margin contribution from residual oil sales decreased by $2.0 million, or 9%, to $20.9 million for 2006, primarily due to a per unit margin reduction.

  Commercial Segment

        In our Commercial segment, residual oil accounted for approximately 75%, 80% and 84% of total commercial volume sold in 2007, 2006 and 2005, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

        Commercial residual oil sales for 2007 decreased by 12% compared to 2006 due to a 20% decrease in volume sold. We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our territory. Specifically, for 2007 compared to 2006, prices for residual oil and heating oil increased 102% and 65%, respectively, while the price for natural gas increased 25%.

        Commercial residual oil sales for 2006 decreased 21% compared to 2005 due to a 34% decrease in volume sold. We attribute the decrease in volume sold to the competitive pricing from natural gas, warmer-than-normal weather conditions, reductions in production by certain cyclical industry participants in our territory and closure of plants.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $2.5 million, or 6%, to $45.5 million for 2007 compared to $43.0 million for 2006. The increase was primarily due to increases of approximately $1.7 million in salaries and $0.7 million in employee-related benefits, partly due to additional employees to support our recent terminal acquisitions, $0.3 million in compensation cost on our long-term incentive plan and $0.3 million in other SG&A expenses. The increase in SG&A expenses was offset by a decrease of approximately $0.5 million in legal fees as a result of insurance reimbursement from insurance carriers for previously expensed legal fees.

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

  Operating Expenses

        Operating expenses for 2007 increased by $5.5 million, or 25%, to $27.7 million compared to $22.2 million for 2006. The increase was primarily due to $3.3 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals, $0.8 million in costs associated with operating our Bridgeport, Connecticut and Macungie, Pennsylvania facilities, $0.6 million in increased costs at our Chelsea terminal, $0.5 million in costs associated with operating our newly acquired Glenwood Landing and Inwood, New York terminals, $0.4 million in increased rent for additional storage and repair expenses at the Capital Terminal in East Providence, Rhode Island, $0.3 million in increased rent at our Gateway terminal, $0.3 million in additional costs at our South Portland terminal, $0.2 million in additional costs at our Wethersfield terminal and $0.4 million in other operating expenses. The increase in expenses was offset by non-recurring charges of approximately $1.3 million at our New Bedford terminal and pipeline repair and other expenses at our Chelsea terminal incurred during 2006.

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

  Amortization Expense

        Amortization expense was $2.3 million, $1.5 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $0.7 million increase in 2007 compared to 2006 was primarily the result of amortization related to intangible assets recognized as part of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminal acquisitions in 2007. See Note 5 of Notes to Financial Statements included elsewhere in this report.

  Interest Expense

        Interest expense for 2007 increased by $5.5 million, or 46%, to $17.4 million compared to $11.9 million for 2006. We attribute the increase primarily to borrowing on our acquisition facility to fund the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminal acquisitions in 2007, higher average balances on our revolving line of credit due to higher refined petroleum product prices, increased inventory levels and, to a lesser extent, an increase in the average interest rate for 2007 compared to 2006.

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

  Other Income

        Other income of approximately $515,000 and $150,000 for the year ended December 31, 2006 and for the period from January 1, 2005 through October 3, 2005, respectively, represented dividend income from our ownership interest in NYMEX Holdings, Inc. along with our NYMEX seats. No other income items were recognized for the period from October 4, 2005 through December 31, 2005. In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats and, as a result, other income was not recognized for the year ended December 31, 2007. See Note 8 of Notes to Financial Statements included elsewhere in this report.

  Gain on Sale of Investment

        The $14.1 million gain on sale of investment for the year ended December 31, 2007 represented the amount we realized on the March 2007 sale of our NYMEX Holdings, Inc. and related seats. See Note 8 of Notes to Financial Statements included elsewhere in this report.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements and our capital expenditures. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital increased by $22.7 million to $171.0 million at December 31, 2007 compared to $148.3 million at December 31, 2006.

        In 2007, we and certain of our subsidiaries registered with the SEC the issuance and sale, from time to time and in such amounts as is determined by market conditions and our needs, of up to $400.0 million of our common units and debt securities of both us and certain of our subsidiaries. We will use the net proceeds from the sale of the securities covered by this registration for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

        On May 9, 2007, we issued 1,785,715 Class B units in a private placement from which we received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units and (ii) $0.4650, the amount of our first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by us to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter distribution. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. Pursuant to the Registration Rights Agreement described in Note 16 of Notes to Financial Statements included elsewhere in this report, we filed a Registration Statement on Form S-3 with the SEC for the registration of 1,785,715 common units, which the SEC declared effective on August 17, 2007.

        On February 14, 2008, we paid a cash distribution of $6.5 million for the fourth quarter of 2007 to our common and subordinated unitholders of record as of the close of business February 5, 2008.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2007 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations(1)(2)	$531,531	$333,159	$198,372	$—	$—
Operating lease obligations	64,380	12,767	18,524	16,948	16,141
Capital lease obligations	1,160	310	573	277	—
Other long-term liabilities	10,476	402	1,076	1,459	7,539

Total	$607,547	$346,638	$218,545	$18,684	$23,680

(1)
Includes principal and interest on our revolving line of credit at December 31, 2007.

(2)
The revolving credit facility has a contractual maturity of April 22, 2011 and no payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the revolver is the amount we expect to be outstanding during the entire year. In addition, our credit agreement, as amended, provides that in each calendar year the outstanding amount under our working capital revolving credit facility must be equal to or less than $130.0 million for a period of ten consecutive calendar days.

        In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2007. Pricing is based on spot prices at the time of purchase. Please read Note 14, Commitments and Contingencies, of Notes to Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We had approximately $3.9 million, $2.0 million, $1.0 million and $0.8 million in maintenance capital expenditures for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively, which are included in capital expenditures in the accompanying consolidated/combined statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals. We generally fund our expansion capital expenditures through our acquisition and working capital revolving credit facilities or by raising additional equity. We had approximately $147.8 million and $10.4 million in expansion capital expenditures for the years ended December 31, 2007 and 2006, respectively, to increase our operating capacity and capabilities. Specifically, in May 2007, we acquired three refined petroleum products terminals in Albany and Newburgh, New York and

Burlington, Vermont for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million. In November 2007, we acquired two refined petroleum products terminals in Glenwood Landing and Inwood, New York for cash consideration of $34.7 million plus $0.7 million in acquisition costs, for an aggregate purchase price of approximately $35.4 million, bringing the total for terminal acquisitions to $138.0 million. In addition, we had $6.2 million in expenditures related to construction in process on our newly leased terminal in Providence, Rhode Island and $3.6 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated/combined statements of cash flows, and partly include some investments we made in our information technology infrastructure to maintain uniformity among all our locations as we acquired assets. For example, we are implementing an enterprise-wide system that provides improved access to information about inventory, pricing and sales by location.

        During 2006, we acquired the Bridgeport, Connecticut facility for approximately $2.4 million and the Macungie, Pennsylvania facility for approximately $4.1 million, bringing the total for terminal acquisitions to $6.5 million. In addition, we had $3.9 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated/combined statements of cash flows, to increase our operating capacity and capabilities. We did not incur expansion capital expenditures in the year ended December 31, 2005.

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

  Cash Flow (in thousands)

				Successor	Predecessor
	Consolidated	Consolidated	Combined(1)
				October 4 through December 31, 2005	January 1 through October 3 2005
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net cash (used in) provided by operating activities	$(115,045)	$(54,479)	$(28,352)	$(34,062)	$5,710
Net cash used in investment activities	$(136,464)	$(12,442)	$(1,628)	$(748)	$(880)
Net cash provided by (used in) financing activities	$249,758	$69,013	$28,443	$31,444	$(3,001)

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP financial measure and is presented here to provide additional information for comparing year-over-year information.

        Cash flow from operating activities generally reflects the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

        Net cash used in operating activities increased by $60.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and primarily reflects the following (i) the $13.6 million increase in net income offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats; (ii) changes of $265.0 million in accounts receivable, $168.8 million in inventories and $8.3 million in prepaids and other assets, offset by changes of $179.8 million in accounts payable and $26.3 million in accrued expenses and other current liabilities, primarily the result of our acquisitions of refined petroleum products terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont in 2007 and in Macungie, Pennsylvania and Bridgeport, Connecticut in 2006 and the related supply and throughput contracts as well as increases in refined petroleum product prices year over year; and (iii) a $174.4 million change in the fair value of our forward fixed price contracts. For the year ended December 31, 2006, contracts supporting our forward fixed price hedge program required margin payments of approximately $67.1 million to the Mercantile Exchange due to market direction while for the year December 31, 2007, similar hedging activity provided funds of approximately $107.3 million.

        Net cash used in operating activities increased by $26.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Refined petroleum product prices, which have a significant impact on our cash flow, declined in 2006 compared to 2005. Specifically, prices for gasoline, distillates and residual oil decreased 6%, 8% and 24%, respectively. As a result, we sold and purchased our products at reduced prices, which lowered our accounts receivable and accounts payable carrying values at December 31, 2006. Our inventories balance increased by $27.4 million at December 31, 2006 compared to December 31, 2005, due to product purchases for our newly acquired terminals in Bridgeport, Connecticut and Macungie, Pennsylvania and to expand our storage capacity at other locations. In addition, we used approximately $67.1 million in cash to fund the change in the fair value of our forward fixed price purchase and sale contracts. Theses changes were partially offset by the net income of $33.5 million.

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

        Net cash used in investing activities increased by $124.0 million for year ended December 31, 2007 compared to the year ended December 31, 2006 and included a total of $138.0 million in cash used to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals ($102.6 million) and the Glenwood Landing and Inwood, New York terminals ($35.4 million), $13.7 million in total capital expenditures which includes $6.2 million related to construction in process on our newly leased terminal in Providence, Rhode Island, and $7.5 million in other total capital expenditures, offset by gross proceeds of $15.3 million from the sale of our investment in NYMEX Holdings, Inc. and related NYMEX seats.

        Net cash used in investing activities increased $10.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily attributable to $6.5 million in cash used to acquire our Bridgeport, Connecticut and Macungie, Pennsylvania terminals, and $3.9 million and $2.0 million in cash used for expansion capital expenditures and maintenance capital expenditures, respectively. For the year ended December 31, 2005, cash used in investing activities represented maintenance capital expenditures of approximately $1.8 million.

        Net cash provided by financing activities increased by $180.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and included net borrowings on our credit facilities of $224.3 million, consisting of $153.1 million in borrowings on our revolving line of credit and $71.2 million in borrowings from our acquisition facility to fund the purchase of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminals, and net proceeds of $49.1 million from the issuance of Class B units, offset by $23.3 million in cash distributions to our common and subordinated unitholders.

        Net cash provided by financing activities increased $40.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. During 2006, we had borrowings of $89.1 million from our revolving credit facility to finance business operations and paid cash distributions of $19.8 million to our common and subordinated unitholders.

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

  Credit Agreement

        We, our general partner, our operating company and our operating subsidiaries have a four-year senior secured credit agreement with total available commitments of $750.0 million. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the revolving line of credit we expect to pay down during the course of the year. The long-term portion of the revolving line of credit is the amount we expect to be outstanding during the entire year. The credit agreement will mature on April 22, 2011. There are three facilities under our credit agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30;

  •
  an $85.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

  •
  a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to our unitholders.

        In addition, provided no Event of Default (as defined in the credit agreement) then exists, we may request to increase: (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $750.0 million. Any such request for an increase by us must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.

        Borrowings under our working capital revolving credit, acquisition and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. The average interest rate for the year ended December 31, 2007 was 6.3%. We incur a letter of credit fee of 1% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of the three facilities under the credit agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.

        As of December 31, 2007, we had total borrowings outstanding under our credit agreement of $495.0 million and outstanding letters of credit of $168.4 million. The total remaining availability for borrowings and letters of credit at December 31, 2007 was $86.6 million. As a result of an amendment dated October 23, 2007, the credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of ten consecutive calendar days. It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement. The credit agreement also imposes covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio. In the event of default under any of these covenants, we may seek a waiver or amendment of the covenants. Pursuant to the credit agreement, the capital expenditures limit for the year ended December 31, 2007 was $10.0 million, and we exceeded this limit. We sought and received from our lender a waiver to the capital expenditures limit covenant for the year ended December 31, 2007. We were in compliance with all other covenants at December 31, 2007 and expect to be in full compliance in 2008.

        The credit agreement limits distributions to our unitholders to available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility. The revolving credit facility is subject to an annual "clean-down" period, requiring us to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2007, 2006 and 2005.

Environmental Matters

        Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, "Business and Properties—Environmental."

Critical Accounting Policies and Estimates

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated/combined financial statements is detailed in Note 2 of Notes to Financial Statements. Certain of these accounting policies require the use of estimates. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis:

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

  Leases

        We have a throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to its terminal in Revere, Massachusetts. This agreement is accounted for as an operating lease. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp." We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals, certain of which arrangements have minimum usage requirements. Please read Items 1 and 2, "Business and Properties—Storage." We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements, and we have lease income from office space leased to an unrelated third party at one of our terminals. Additionally, we have capital leases for other computer equipment. Our leases are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

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

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or reduce transportation costs by taking delivery of products closer to our end markets. In accordance with EITF No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income.

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

        Fair Value Hedges—The fair value of our derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. We enter into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.

        We also use futures contracts and swaps to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of our forward commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized currently in earnings. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.

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

        Interest Rate Hedge—Our zero premium interest rate collar is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75%. In addition, we established a minimum floor rate of 3.75%. The collar, which expires on May 14, 2011, is designated as a cash flow hedge. Changes in the fair value of the collar are recorded as either an asset or a liability with a corresponding amount recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity risk. We utilize one interest rate collar to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

  Interest Rate Risk

        We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facility and term loan. Therefore, from time to time, we utilize interest rate swaps and collars to hedge interest obligations on specific and anticipated debt issuances.

        Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. The average interest rate for the year ended December 31, 2007 was 6.3%. As of December 31, 2007, we had total borrowings outstanding under the credit agreement of $495.0 million and outstanding letters of credit of $168.4 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        In 2007, we executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the contract, we capped our exposure at a maximum three-month LIBOR rate of 5.75%. In addition, we established a minimum floor three-month LIBOR rate of 3.75%. Whenever the three-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. As of December 31, 2007, the three-month LIBOR rate of 4.9% was within the cap and floor. The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133, as amended.

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

        At December 31, 2007, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

        Gain (loss):

	Fair Value at December 31, 2007	Fair Value After Effect of 10% Price Increase
NYMEX contracts	$21,462	$(1,086)
Swaps, options and other, net	(4,777)	(9,648)

	$16,685	$(10,734)

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2007. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The required brokerage margin balance was $12.5 million at December 31, 2007.

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

Item 8.    Financial Statements and Supplementary Data.

        The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

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

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

  Internal Control Over Financial Reporting

  Management's Annual Report

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2007.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partner LP's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partner LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2007 and 2006, and the related consolidated statements of income, partners' equity and cash flows for the years ended December 31, 2007, December 31, 2006 (successor), and for the period from October 4, 2005 through December 31, 2005 (successor) and the combined statements of income, members' equity, and cash flows for the period from January 1, 2005 through October 3, 2005 (predecessor) of Global Partners LP, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and will not be subject to re-election in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Alfred A. Slifka and Richard Slifka through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka beneficially owns an interest in our general partner. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

        Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange ("NYSE") and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934, and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McKown, McCool and Watchmaker, serve as members of the conflicts, audit and compensation committees.

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

        No member of the audit committee is an officer or employee of our general partner or director, officer or employee of any affiliate of our general partner. Furthermore, each member of the audit committee is independent as defined in the listing standards of the NYSE. The board of directors of our general partner has determined that a member of the audit committee, namely Kenneth Watchmaker, is an "audit committee financial expert" as defined by the SEC.

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

        All of our executive officers devote substantially all of their time managing our business and affairs, but from time to time perform services for certain of our affiliates. Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp."

Our non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

        The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	75	Chairman
Richard Slifka	67	Vice Chairman
Eric Slifka	42	President, Chief Executive Officer and Director
Thomas J. Hollister	53	Chief Operating Officer and Chief Financial Officer
Edward J. Faneuil	55	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	60	Executive Vice President, Treasurer and Chief Accounting Officer
David K. McKown	70	Director
Robert J. McCool	69	Director
Kenneth I. Watchmaker	65	Director

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

        Thomas J. Hollister has served as Chief Operating Officer and Chief Financial Officer of our general partner since January 2007 and Chief Financial Officer of our general partner since July 2006, when he was first employed with our general partner. From 2005 to March 2006, Mr. Hollister served as Vice Chairman of Citizens Financial Group and as Chairman, President and Chief Executive Officer of Citizens Capital, Inc., Citizens Financial Group's private equity and venture capital business. From 2004 to 2005, he served as President and Chief Executive Officer of Charter One Bank. From 1998 to 2004 he served as President and Chief Executive Officer of Citizens Bank of Massachusetts.

        Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998.

        Charles A. Rudinsky has served as Executive Vice President, Treasurer and Chief Accounting Officer of our general partner since January 2007. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998.

        David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, worked for BankBoston for over 32 years and had previously been the head of BankBoston's real estate department and corporate finance department and a managing director of BankBoston's private equity unit. He also serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies.

        Robert J. McCool was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been an Advisor to Tetco Inc., a privately held company in the energy industry, since 1967. Mr. McCool has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years and retired in 1998 having served as Executive Vice President being responsible for North and South America's marketing and refining business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Forms 5 were required, we believe that during the year ended December 31, 2007, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Communications with Unitholders, Employees and Others

        Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of

Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, MA 02454-9161, Fax: 781-398-4165.

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

        A copy of our code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, MA 02454-9161.

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2007. The certifications of our general partner's Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

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

Compensation Discussion and Analysis

        Global Partners LP and our general partner were formed in March 2005. We are managed and operated by the directors and executive officers of our general partner. Executive officers of our general partner receive compensation in the form of salaries and bonuses (contractual and/or discretionary) and long-term incentive awards, and they are eligible to participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (defined below) serve as executive officers of our general partner and each of our subsidiaries, and the compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

        Our "named executive officers" include our Chief Executive Officer ("CEO"), our Chief Financial Officer ("CFO") and the two other most highly compensated executive officers during 2007, which are our Treasurer and Chief Accounting Officer and our Executive Vice President and General Counsel. Three of our four named executive officers are parties to employment agreements with our general partner. Our Treasurer and Chief Accounting Officer is an employee at will with no employment agreement.

        The compensation committee of the board of directors of our general partner (the "Compensation Committee") has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to the employment agreement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to discretionary bonuses. The Compensation Committee has oversight and approval for the compensation of our named executive officers other than our CEO based upon our CEO's recommendations and our general partner's contractual obligations pursuant to employment agreements with two of our named executive officers.

Compensation Objectives

        The objectives of our compensation program with respect to our executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets to help ensure our future success, to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each executive officer with a competitive total compensation program. We currently utilize the following compensation components:

  •
  Salaries and benefits designed to attract and retain employees over time;

  •
  Annual cash bonus awards designed to focus employees on performance for a particular year; and

  •
  Long-term incentive awards based on service and performance.

Compensation Methodology

        Our general partner uses third-party expertise to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans. In 2006, our general partner retained Wilson Group™ as an independent compensation consultant to advise the Compensation Committee on matters related to executive officer and senior management compensation and general compensation programs. Wilson Group™ assisted the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of (1) a peer group of comparable energy companies that was developed in collaboration with our CEO and reflects organizations of comparable market capitalization, ownership structure (Master Limited Partnerships, or "MLPs") and industry segment, and (2) WyattWatson Worldwide's compensation survey market information from approximately 59 energy industry companies whose average gross revenues are comparable to our annual gross revenues. Wilson Group™ calculated a composite market reference point for each of our executive officer positions, taking into account variations in compensation components and other factors. For example, many MLPs grant ownership interests in their general partners or affiliates thereof to their executive officers as a component of compensation and we do not. Many of the companies surveyed are significantly larger than we are, and our executive officer positions include responsibilities that exceed the scope of similar positions at other companies.

        In 2007, our general partner retained W.F. Conover III, Ltd. ("Conover") as an independent compensation consultant to update and enhance the comparative market data prepared by Wilson

Group™ and to advise the Compensation Committee on matters related to executive officer and senior management compensation and general compensation programs. In preparing its report to the Compensation Committee, Conover is analyzing a targeted portion of the updated WyattWatson Worldwide compensation survey data (information from 15 companies with revenues of $4.0-8.0 billion), and reviewing additional groups that it deems comparable to us for purposes of a competitive compensation analysis. Included in this analysis is a market-cap based group of 220 companies with market caps of $0.2-0.6 billion and a multi-factor based group of 17 companies with similar market cap, number of employees and other variable combinations. Conover is also developing a "consensus value" of competitive compensation levels for each of our named executive officers based on their judgment of the quality and relevance to our company and positions of all these sources of market data.

        For informational purposes, our CEO, Mr. Slifka, through his affiliates beneficially owns a percentage of the outstanding ownership interests in our general partner, approximately 10% of the outstanding subordinated units of the Partnership and less than 1% of the outstanding common units of the Partnership. No executive officer of our general partner other than Mr. Slifka, and no directors of our general partner other than Messrs. Alfred Slifka, Richard Slifka and Eric Slifka, own any interest in our general partner.

Elements of Compensation

        The elements of 2007 executive officer compensation of our general partner are base salary, contractual cash bonuses tied to our performance, discretionary cash bonus awards, long-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

        To attract, engage, retain and provide incentive to executive officers, we believe that executive compensation should provide a competitive total compensation program. Wilson Group™ assisted our management and the Compensation Committee in determining what constitutes a competitive total compensation program.

Salaries

        Base salaries for three of our four named executive officers are set by their respective negotiated employment agreements with our general partner. The base salary of our remaining named executive officer, Mr. Rudinsky, was approved by the Compensation Committee based upon our CEO's recommendation. As a guide, our goal is that our executive salaries should fall between the median (50th percentile) and 75th percentile of market comparable positions. With the exception of our CEO, however, our executive officers have responsibilities that generally exceed the scope of responsibilities that are representative of their titles. Our Chief Financial Officer also serves as our Chief Operating Officer ("COO") and, as such, has responsibilities for many operational areas that are not standard to Chief Financial Officer positions. Our Executive Vice President and General Counsel is responsible for all our environmental compliance functions and many of our human resources matters, and he manages many of our business transactions in an executive as well as legal capacity. Our Chief Accounting Officer, who also serves as our Treasurer, is responsible for our information technology functions and for financial analysis for our acquisition due diligence. Accordingly, these additional responsibilities are taken into account in the development of competitive compensation ranges for our positions when they are compared to external benchmark positions.

        The results of a study undertaken by Wilson Group™ at the request of the Compensation Committee concluded that the 2006 executive cash compensation of our general partner was above the median due to comparatively high base salaries, but total direct compensation was below the median because we did not offer equity participations in our general partner or the Partnership as part of our compensation package. See "—Compensation Methodology" above for a discussion of our independent compensation consultant's role.

Annual Bonuses—Contractual

        Eric Slifka, our CEO, did not earn a non-discretionary bonus in 2007. In 2006, Mr. Slifka earned a 2006 non-discretionary bonus of $0.5 million based upon our achievement of a specific target identified in his employment agreement with our general partner. Under his employment agreement, Mr. Slifka was entitled to receive a non-discretionary cash bonus to the extent (up to $0.5 million) that our aggregate amount of Available Cash (as defined in our partnership agreement) that was deemed to be Operating Surplus (as defined in our partnership agreement) for the four consecutive calendar quarters ended December 31, 2006 exceeded $19.0 million. For purposes of determining whether the specified target was achieved, our partnership agreement defines "Available Cash" to mean generally all cash on hand at the end of the applicable calendar quarter, plus all cash on hand on the date of determination of available cash for the applicable calendar quarter resulting from working capital borrowings made after the end of the calendar quarter, less the aggregate amount of cash reserves established by our general partner to (i) provide for the proper conduct of our business, (ii) comply with applicable law, any of our debt instruments, or other agreements, or (iii) provide funds for distributions to our unitholders and to our general partner for any one or more of the next four calendar quarters. Our partnership agreement defines "Operating Surplus" for any period to mean generally, on a cumulative basis and without duplication, (a) the sum of (i) $7.5 million, (ii) our cash balance on the closing date of our initial public offering, (iii) all cash receipts for the period from the closing date of our initial public offering through the last day of the applicable period, excluding cash from borrowings that are not working capital borrowings, sales of equity and debt securities and sales or other dispositions of assets outside the ordinary course of business, and (iv) working capital borrowings made after the end of a calendar quarter but before the date of determination of operating surplus for the calendar quarter, less (b) the sum of (i) all operating expenditures for the period from the closing date of our initial public offering through the last day of the applicable period, and (ii) the amount of cash reserves established by our general partner to provide funds for future operating expenditures.

        Thomas Hollister, our COO and CFO, earned non-discretionary bonuses in 2007 and 2006 based upon our achievement of specific targets identified in his employment agreement with our general partner. Under his employment agreement, Mr. Hollister was entitled to receive a bonus of $130,000 to the extent that our distributable cash flow was in excess of the distributable cash flow target established by the Compensation Committee for the 2007 calendar year. Mr. Hollister was also entitled to receive a bonus of $130,000, prorated for his tenure of employment with our general partner, based upon our achievement of targeted annual distributable cash flow in excess of $21.0 million for the 2006 calendar year. For purposes of determining whether the specified target was achieved, "distributable cash flow" means our net income plus depreciation and amortization, less our maintenance capital expenditures.

Annual Bonuses—Discretionary

        Our general partner has historically established a cash bonus pool each year to fund discretionary bonus awards. Historically, this bonus pool has been set in an amount equal to approximately 10% of our pre-tax, pre-bonus accrual net income, as adjusted by the Compensation Committee, taking into account our performance during the then preceding calendar year. The Compensation Committee determines discretionary bonus awards to our CEO. Discretionary bonus awards for all other named executive officers are determined by the Compensation Committee based upon recommendations by our CEO, taking into account our performance and the individual performance of each of our named executive officers. Our performance is measured by Available Cash (defined above) that is deemed to be Operating Surplus (defined above), by the organic development of our existing markets, and by the achievement of accretive acquisitions that are "bolt-on" and/or "step-out" in nature. "Bolt-on"

acquisitions expand our geographic reach into markets that are adjacent to our existing markets, and allow us to leverage our existing expertise and customer and supplier relationships. "Step-out" transactions involve our acquisition of physical assets and expansion into new markets. In addition to considering the nature and scope of the transactional work performed by our named executive officers in 2007 and 2006, review of their individual performance included consideration for each named executive officer's role in (i) effecting the transitional requirements of a newly public company including, without limitation, achieving compliance with applicable securities and corporate governance requirements such as Section 404 of the Sarbanes-Oxley Act of 2002, (ii) developing and deepening our investor relations, and (iii) advancing our growth strategies. The discretionary bonus payments awarded to each of Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky for their performance in 2007 were $675,000, $220,000, $125,000 and $125,000, respectively, and in 2006 were $1,000,000, $94,466, $160,000 and $160,000, respectively.

Long-Term Incentive Plan

        In 2006, management engaged Wilson Group™ to make recommendations to management and the Compensation Committee with respect to the development and implementation of our Long-Term Incentive Plan (the "LTIP") as a performance based non-cash incentive for our named executive officers, non-executive officers, managers and independent directors in 2007.

        On August 14, 2007, the Compensation Committee made the initial grant of awards of phantom units and associated distribution equivalent rights ("DERs") under the LTIP to the named executive officers and the independent directors of our general partner (see "Employment and Related Agreements—Equity Award" below). The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in our common units (or cash equivalent) upon (i) the achievement of a performance goal over the vesting period, and (ii) the continued employment/service of the recipient. The performance goal for January 1, 2007 through December 31, 2009 (the "Restricted Period") has two components: (a) quarterly distributions to the holders of our limited partner units cannot decrease at any time during the Restricted Period; and (b) cumulative distributable cash flow over the Restricted Period must equal or exceed the cumulative amount necessary to have achieved a certain coverage over pro forma average annual distribution increases of a certain percentage per limited partner unit (determined on a fully diluted basis, and giving effect to distributions to the general partner, including incentive distributions). For purposes of determining whether the performance goal was achieved, "distributable cash flow" generally means our net income plus depreciation and amortization, less our maintenance capital expenditures.

        The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. Any phantom units and associated DERs that have not vested as of the end of the cliff vesting period will be forfeited. We currently intend and reasonably expect to issue and deliver the common units upon vesting. Notwithstanding the foregoing, upon a change of control event (as defined in the grant), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal.

Retirement and Health Benefits; Perquisites

        Each of our named executive officers is eligible to participate in our general partner's health insurance plans, pension plans, 401(k) savings and profit sharing plan and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under the general partners' pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or upon termination due to death, disability or retirement. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partners' 401(k) savings and profit sharing plan provides for discretionary matching contributions by our general partner equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan. Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning and/or tax advice.

Relationship of Compensation Elements to Compensation Objectives

        We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties. We use annual bonuses to align a portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial outcomes such as achieving increased quarterly distributions, expanding our terminalling storage capacity and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively manage weather sensitivity in our business. Annual bonuses also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee. We offer a mix of traditional perquisites, such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees that are tailored to address our executive officers' individual needs to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

        The objective of the LTIP is to provide incentive and reward eligible participants for the achievement of long-term objectives, to facilitate the retention of key employees by investing in our long-term performance, to continue to make our compensation mix more competitive, and to align the interests of management with those of our unitholders. On August 14, 2007, the Compensation Committee made the initial grant of awards of phantom units and associated DERs under the LTIP to the named executive officers and the independent directors (see "Employment and Related Agreements—Equity Award"). The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in our common units (or cash equivalent) upon (i) the achievement of a performance goal over the Restricted Period, and (ii) the continued employment/service of the recipient. As of December 31, 2007, the performance benchmarks and service requirements have been satisfied.

Contractual Change of Control Provisions

        The employment agreements between our general partner and each of Messrs. Eric Slifka and Hollister and the deferred compensation agreement between our general partner and Mr. Faneuil include severance or deferred compensation payment provisions that are triggered upon a change of control as defined in the respective agreements. The change of control provisions in Mr. Slifka's employment agreement become operative if Mr. Slifka terminates his employment in the 360-day period commencing 90 days after the occurrence of a change of control. The change of control provisions in Mr. Hollister's employment agreement become operative if Mr. Hollister terminates his employment at any time for any reason within the first six months of a change of control. Mr. Hollister's employment agreement also provides for accelerated vesting on any and all outstanding partnership options, restricted units, phantom units, unit appreciation rights and other similar rights held by Mr. Hollister on the date of termination (i) by the general partner without cause (as defined in the employment agreement), or (ii) by Mr. Hollister for constructive termination (as defined in the employment agreement) at any time within three months before and 12 months following a change of control. Messrs. Slifka's and Hollister's employment agreements require a "double trigger" for payment of benefits upon the occurrence of a change in control, meaning that there must be a defined change in control plus a termination of the executive officer's employment, although in each case the termination of employment is at the executive officer's sole discretion. Mr. Faneuil's deferred compensation agreement provides for the payment of benefits in a lump sum within 60 days of the effective date of a change in control.

        For purposes of Mr. Hollister's employment agreement and Mr. Faneuil's deferred compensation agreement, a change of control is deemed to occur "on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner." Mr. Eric Slifka's employment agreement provides that a change of control is deemed to occur when none of Alfred A. Slifka, Richard Slifka and Eric Slifka or their respective family members or entities they control, individually or in the aggregate, directly or indirectly, owns a majority of the membership interests in our general partner. See "Potential Payments Upon Termination or Change of Control" below for a detailed discussion of the provisions in our executive officers' employment agreements and Mr. Faneuil's deferred compensation agreement related to termination, change of control and related payment obligations.

Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
Eric Slifka President and CEO(4)(6)	2007 2006	1,030,000 1,000,000	675,000 1,000,000	112,860 —	— 500,000	17,098 (457)	90,485 88,666	1,925,443 2,588,209
Thomas J. Hollister COO and CFO(4)(5)(7)	2007 2006	563,750 275,000	220,000 94,466	41,580 —	130,000 65,534	17,077 —	27,903 12,239	1,000,310 447,239
Edward J. Faneuil EVP, General Counsel and Secretary(4)(8)	2007 2006	367,001 358,050	125,000 160,000	35,640 —	— —	35,634 16,045	24,760 21,871	588,035 555,966
Charles A. Rudinsky EVP, Treasurer and Chief Accounting Officer(4)(9)	2007 2006	266,500 260,000	125,000 160,000	17,820 —	— —	43,727 49,593	12,626 14,463	465,673 484,056

(1)
These discretionary bonuses represent the amounts paid to the named executive officers by our general partner in 2008 and 2007 for services performed during 2007 and 2006 and were awarded by the Compensation Committee. Except for payments to Mr. Slifka, bonuses were paid from our respective 2007 and 2006 bonus pools.

(2)
These amounts represent compensation expense accrued for 2007 related to phantom units and associated DERs under the LTIP granted in 2007. The accruals were made pursuant to SFAS No. 123(R). See footnote 1 to the Grants of Plan-Based Awards table presented below and Note 13 of Notes to Financial Statements included elsewhere in this report.

(3)
These amounts represent contractual, non-discretionary bonuses earned by Mr. Slifka in 2006 and Mr. Hollister in 2007 and 2006 in accordance with the provisions of their respective employment agreements with our general partner.

(4)
All of our named executive officers are eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement. Our general partner's 401(k) Savings and Profit Sharing Plan provides for discretionary matching contributions to the plan by our general partner. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan.

(5)
Mr. Hollister has been employed by our general partner since July 1, 2006 and, as such, his 2006 salary was prorated for the period from July 1 through December 31, 2006.

(6)
With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of automobiles provided by us for Mr. Slifka's use; life insurance and long-term disability insurance premiums paid by us; club memberships in the aggregate amounts of $8,095 and $39,225 annually for 2007 and 2006, respectively; and professional financial planning and tax advice fees in the aggregate amount of $44,000 paid by us.

(7)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: the estimated personal value of an automobile provided by us for Mr. Hollister's use; and long-term disability insurance premiums paid by us. Additionally, for the year ended December 31, 2007, "All Other Compensation" for Mr. Hollister includes employer contributions paid by us under the 401(k) plan.

(8)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil's use; long-term disability insurance premiums paid by us; and club membership fees paid by us.

(9)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky's use; and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        The following table sets forth information regarding awards made to our named executive officers during the year ended December 31, 2007.

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)					Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Eric Slifka	8/14/07	—	—	—	—	24,541	24,541	—	—	—	711,689
Thomas J. Hollister(3)	3/11/08 8/14/07	— —	130,000 —	130,000 —	— —	— 9,120	— 9,120	— —	— —	— —	— 264,480
Edward J. Faneuil	8/14/07	—	—	—	—	7,976	7,976	—	—	—	231,304
Charles A. Rudinsky	8/14/07	—	—	—	—	3,927	3,927	—	—	—	113,883

(1)
On August 14, 2007, the Compensation Committee made the initial grant of awards of phantom units and associated DERs under the LTIP to the named executive officers. The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in our common units (or cash equivalent) upon (i) the achievement of a performance goal over the Restricted Period, and (ii) the continued employment/service of the recipient. The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. As of December 31, 2007, the performance benchmarks and service requirements were satisfied. See Note 13 of Notes to Financial Statements included elsewhere in this report for additional information on the LTIP.

(2)
These amounts represent the fair value of the phantom units and associated DERs under the LTIP based on the closing price of $29.00 per common unit on the grant date, August 14, 2007.

(3)
Under Mr. Hollister's employment agreement with our general partner, Mr. Hollister was entitled to receive a cash payment in the amount of $130,000 in the event our annual distributable cash flow for the 2007 calendar year exceeded the distributable cash flow target established by the Compensation Committee for the 2007 calendar year. This award was granted and paid in 2008. See "Compensation Discussion and Analysis—Elements of Compensation—Annual Bonuses—Contractual" for the definition of "distributable cash flow."

Employment and Related Agreements

        Eric Slifka is employed as President and Chief Executive Officer pursuant to an employment agreement with our general partner. The term of the agreement commenced on October 4, 2005 and continues through December 31, 2008 unless terminated earlier in accordance with the terms of the agreement. The agreement provides for a base salary of $1,000,000 per year, subject to increase at the commencement of the years commencing January 1, 2007 and 2008 by the percentage increase, if any, in the consumer price index. In addition, Mr. Slifka is eligible to receive annual cash bonuses based on (a) our results of operations and financial condition for each of 2005 and 2006 and (b) discretionary bonus amounts to be determined by the Compensation Committee for years after 2005. Mr. Slifka is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement related to termination, change of control and related payment obligations. Mr. Slifka also is subject to certain non-competition provisions included in the Omnibus Agreement, which non-competition obligations continue through December 31, 2010 unless terminated earlier pursuant to the terms of Mr. Slifka's employment agreement.

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In addition, Mr. Hollister is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target. The agreement provides that Mr. Hollister is also entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. Mr. Hollister waived his right to receive a secondary contractual bonus despite the general partner having made an award to him under the LTIP in August 2007 rather than making such award on or before June 30, 2007, as contemplated by the terms of the employment agreement. The agreement also includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement related to termination, change of control and related payment obligations.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and continues through December 31, 2008 unless terminated earlier in accordance with the terms of the agreement. The agreement provides for an annual base salary of $358,050 for the 12-month period commencing July 1, 2006. Thereafter, Mr. Faneuil's base salary will be reviewed by the Compensation Committee at least annually. Mr. Faneuil also is entitled to receive discretionary bonuses as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter. Mr. Faneuil also has entered into a deferred compensation agreement with our general partner. See "—Deferred Compensation Agreements" below for a description of this non-qualified deferred compensation plan. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's employment agreement and deferred compensation agreement related to termination, change of control and related payment obligations.

        Charles A. Rudinsky, Executive Vice President, Treasurer and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner.

  Deferred Compensation Agreements

        On February 1, 2007 our general partner and Edward J. Faneuil entered into a deferred compensation agreement. Mr. Faneuil will be subject to the terms and conditions relating to confidential information, non-solicitation and non-competition as provided in the deferred compensation agreement. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's deferred compensation agreement related to termination, change of control and related payment obligations.

  Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards granted under the LTIP on August 14, 2007 that were held by the named executive officers at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (#)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Eric Slifka	—	—	—	—	—	—	—	24,541	639,293
Thomas J. Hollister	—	—	—	—	—	—	—	9,120	237,576
Edward J. Faneuil	—	—	—	—	—	—	—	7,976	207,775
Charles A. Rudinsky	—	—	—	—	—	—	—	3,927	102,298

(1)
The market of the phantom units was calculated based on the closing price of $26.05 per common unit on December 31, 2007.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of the plan.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2007 termination date.

Name	Change of Control ($)	Death ($)	Permanent Disability ($)	Termination by general partner without cause ($)	Constructive termination/Breach by general partner ($)	Nonrenewal ($)
Eric Slifka(1)
Base salary	—	1,030,000	1,030,000	1,030,000	1,030,000	—
Bonus	—	—	—	675,000	675,000	—
Severance	1,030,000	—	1,588,125	1,588,125	1,588,125	1,588,125
LTIP award	639,293	—	—	—	—	—
Fringe benefits	—	90,485	90,485	90,485	90,485	—
Thomas J. Hollister(2)
Bonus	130,000	130,000	130,000	130,000	130,000	—
Severance	1,127,500	—	—	1,127,500	1,127,500	—
LTIP award	237,576	—	—	—	—	—
Fringe benefits	55,806	—	—	55,806	55,806	—
Edward J. Faneuil(3)
Severance	—	—	—	734,002	734,002	—
Deferred Compensation	789,663	789,663	789,663	1,050,000	1,050,000	—
LTIP award	207,775	—	—	—	—	—
Fringe benefits	—	—	—	24,760	24,760	—
Charles A. Rudinsky(4)
LTIP award	102,298	—	—	—	—	—

(1)   Eric Slifka

        The employment agreement between our general partner and Mr. Slifka provides that upon the occurrence of a "change of control" (defined below), our general partner will pay Mr. Slifka an amount equal to his base salary as in effect on the date of termination, payable in a lump sum within ten days of the date of termination. Additionally, the Compensation Committee granted Mr. Slifka 24,541 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant. Under this employment agreement, a "change of control" is deemed to have occurred when none of Alfred A. Slifka, Richard Slifka and Eric Slifka or their respective family members or entities they control, individually or in the aggregate, directly or indirectly, owns a majority of the member interests in our general partner.

        Mr. Slifka's employment agreement also provides, upon termination of employment for death or "permanent disability" (defined below), that Mr. Slifka will receive all compensation and all benefits pursuant to the terms of the agreement through December 31, 2008.

        In the event of a permanent disability, assuming a termination date of December 31, 2007, Mr. Slifka would have been entitled to receive a severance payment in the amount of $1,588,125 (75% times the sum of (i) the base salary in effect on the date of termination, and (ii) the average of the bonuses earned by Mr. Slifka in the two calendar years immediately preceding the date of termination), payable in 24 equal monthly installments beginning no later than January 1, 2009. For purposes of Mr. Slifka's employment agreement, "permanent disability" is defined as a physical or mental disability or impairment which renders Mr. Slifka unable, with or without reasonable accommodation, to perform the essential functions of his job for a period of at least 90 consecutive days, which disability or impairment is either expected to continue for at least an additional 90 consecutive days or to be of indefinite duration.

        In the event of termination "for cause" (defined below), assuming a termination date of December 31, 2007, Mr. Slifka would have been entitled to receive all compensation and all benefits pursuant to the terms of the employment agreement until the date of termination, but Mr. Slifka would not have been entitled to receive any bonus. For purposes of this employment agreement, "cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement or of the Omnibus Agreement, which agreement contains non-competition provisions applicable to Mr. Slifka.

        In the event of termination without cause or constructive termination (defined below), and assuming a termination date of December 31, 2007, Mr. Slifka would have been entitled to receive in a lump sum on the date of termination (i) $1,030,000 (his base salary as in effect on the date of termination for each year or portion of a year commencing on the date of termination and ending on December 31, 2008), plus (ii) $675,000 (the bonus earned in the calendar year immediately preceding the date of termination and unpaid at the date of termination), plus (iii) $1,588,125 (a severance amount equal to the product of 75% and the sum of (a) the base salary as in effect on the date of termination, and (b) the average of bonuses earned in the two calendar years immediately preceding the date of termination.) Additionally, Mr. Slifka would remain eligible through December 31, 2008 to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees, and he would continue to receive such additional fringe benefits as are consistent with benefits provided to him under prior arrangements and in accordance with past practice, including a matching contribution under our general partner's 401(k) plan, supplemental life insurance, supplemental long-term disability insurance, automobile fringe benefits, club membership fees and financial planning and tax advice fees. In the event of termination without cause or constructive termination, Mr. Slifka may elect early termination of the non-competition restrictions contained in Section 2.1 of the Omnibus Agreement. Assuming a December 31, 2007 termination date, upon such election the non-competition provisions would remain applicable to Mr. Slifka only through December 31, 2007 and Mr. Slifka would forfeit the entire severance amount of $1,588,125. For purposes of the employment agreement between our general partner and Mr. Slifka, "constructive termination" is termination of employment as a result of any substantial diminution, without Mr. Slifka's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) any change in the reporting structure so that he no longer reports solely to our Board of Directors or (c) a relocation of the place of work further than 40 miles from Waltham, Massachusetts.

        If, as of December 31, 2008, the employment agreement between our general partner and Mr. Slifka has not been otherwise terminated and our general partner and Mr. Slifka have not entered into an employment agreement pursuant to which Mr. Slifka will be employed as our President and Chief Executive Officer commencing on January 1, 2009, Mr. Slifka will be entitled to receive a non-renewal payment. Assuming a December 31, 2007 termination date, such non-renewal payment would have been in an amount equal to $1,588,125 (the product of 75% and the sum of (i) the base salary as in effect on the date of termination, and (ii) the average of bonuses earned in the two calendar years immediately preceding the date of termination), payable in 24 equal monthly installments beginning January 1, 2009. Notwithstanding the foregoing, Mr. Slifka may elect to forfeit all or a portion of the non-renewal severance amount in exchange for early termination of the non-competition restrictions contained in Section 2.1 of the Omnibus Agreement. Assuming a December 31, 2007 termination date, upon such election the non-competition provisions would remain applicable to Mr. Slifka only through December 31, 2008 and Mr. Slifka would forfeit the entire non-renewal severance amount of $1,588,125.

        Our general partner is obligated to reimburse Mr. Slifka for the federal excise tax and any tax imposed upon such reimbursement amount including, but not limited to, any federal taxes, including Medicare tax, and state taxes, if any, which become due on compensation and severance paid pursuant to the employment agreement between our general partner and Mr. Slifka.

(2)   Thomas J. Hollister

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

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. Additionally, the Compensation Committee granted Mr. Hollister 9,120 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2007. Pursuant to the employment agreement between our general partner and Mr. Hollister, a "change in control" is deemed to have occurred on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner.

        In the event of termination of Mr. Hollister's employment without cause, or in the event of constructive termination (defined below), and assuming a December 31, 2007 termination date, Mr. Hollister would have been entitled to receive a severance payment of $1,127,500 (twice his base salary), payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. The employment agreement between our general partner and Mr. Hollister defines "constructive termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, (ii) the uncured failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, (iii) Mr. Hollister's desire to terminate his employment at any time for any reason within the first six months of a change in control, provided that he gives notice of termination within 30 days after the expiration of such six-month period, or (iv) any material diminution in working conditions consisting of (a) a material reduction in duties and responsibilities,

(b) any change in the reporting structure so that Mr. Hollister no longer reports to our President and Chief Executive Officer, (c) a relocation of place of work further than 40 miles from Waltham, Massachusetts, or (d) a reduction in base salary. Assuming a December 31, 2007 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described in the preceding paragraph.

        Our general partner is obligated to reimburse Mr. Hollister for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Hollister's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Hollister in connection with the employment agreement.

(3)   Edward J. Faneuil

        The employment agreement between our general partner and Mr. Faneuil provides that, upon termination of his employment for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law. Additionally, the Compensation Committee granted Mr. Faneuil 7,976 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant. In the event of termination of Mr. Faneuil's employment by the general partner without cause, or in the event of constructive termination, and assuming a December 31, 2007 termination date, Mr. Faneuil would have been entitled to receive a severance payment of $734,002 (twice his base salary), payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period.

        Our general partner and Edward J. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the "Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following the termination of Mr. Faneuil's employment with our general partner for reasons other than cause, subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil's employment prior to August 1, 2014 for cause or Mr. Faneuil terminates his employment for any reason other than death, disability or constructive termination as defined in Mr. Faneuil's employment agreement. On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of

Mr. Faneuil's death prior to his receiving the aggregate amount of the Deferred Compensation, our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a change in control or Mr. Faneuil is determined to have a disability prior to his receiving the aggregate amount of the Deferred Compensation, our general partner will pay to Mr. Faneuil within 60 days of the effective date of the change in control or the determination of disability a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the change in control or disability not occurred.

        Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection with the employment agreement. Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Internal Revenue Code and related regulations and Treasury pronouncements.

(4)   Charles A. Rudinsky

        The Compensation Committee granted Mr. Rudinsky 3,927 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant.

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2007 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2007

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	21	188,980	—
Thomas J. Hollister	(1)	1	32,773	—
Edward J. Faneuil	(1)	17	309,172	—
Charles A. Rudinsky(2)	(1)	24	541,753	—

(1)
Global Partners LP Pension Plan

(2)
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

        All employees who (1) are 21 years of age or older, (2) are not covered by a collective bargaining agreement, (3) have been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Pension Plan and (4) have worked for our predecessor, our general partner or one of our operating subsidiaries at least 1,000 hours during the applicable plan year are eligible to participate in the Global Partners LP Pension Plan (the "Pension Plan"). An employee is fully vested in benefits under the Pension Plan after completing five years of service or upon termination due to death, disability or retirement. When an employee retires at age 65, the employee can elect to receive either a lump sum distribution or monthly benefit payments under the Pension Plan equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the Pension Plan. However, if an employee completes less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. If an employee is terminated before age 65, his benefit beginning at age 65 would be based on his Average Compensation multiplied by a fraction, the numerator of which is a number of years of service at termination (not to exceed 30) and the denominator of which is the number of years such employee would have served (not to exceed 30) had he stayed until age 65. An employee who is terminated after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

        The following table sets forth the estimated annual pension benefits payable upon retirement under the Global Partners LP Pension Plan formula to persons in the specified compensation and years of service classifications:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive 5-Year Average Compensation $	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
	$	$	$	$	$	$
125,000	6,937	13,874	20,811	27,748	34,685	41,622
150,000	8,708	17,416	26,123	34,831	43,539	52,247
175,000	10,479	20,957	31,436	41,914	52,393	62,872
200,000	12,249	24,499	36,748	48,998	61,247	73,497
225,000	14,020	28,041	42,061	56,081	70,101	84,122
230,000 and above	14,374	28,749	43,123	57,498	71,872	86,247

        Benefits under the formula are based upon the employee's highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, commissions, any program of deferred compensation, employee benefits, moving expense, transportation allowances, salary continuation, and additional forms of remuneration.

401(k) Savings and Profit Sharing Plan

        The 401(k) Savings and Profit Sharing Plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. Our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. Eligible employees may elect to contribute up to 60% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions are subject to a vesting schedule ranging from two to six years. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Compensation of Directors

        The following table sets forth certain information concerning the compensation earned by our directors in 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alfred Slifka	42,000	—	—	—	—	—	42,000
Richard Slifka	42,000	—	—	—	—	—	42,000
Eric Slifka(2)	—	—	—	—	17,098	—	—
Robert J. McCool	58,000	5,940	—	—	—	—	63,940
David McKown(3)	50,000	5,940	—	—	—	—	55,940
Kenneth I. Watchmaker	58,000	5,940	—	—	—	—	63,940

(1)
These amounts represent compensation expense accrued for 2007 related to phantom units and associated DERs under the LTIP granted in 2007. Messrs. McCool, McKown and Watchmaker, as our independent directors, were each granted 1,227 phantom units. The accruals were made pursuant to SFAS No. 123(R). See Note 13 of Notes to Financial Statements included elsewhere in this report for additional information on the LTIP.

(2)
Mr. Eric Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. He was granted phantom units and associated DERs under the LTIP in 2007 and participates in the Global Partners LP Pension Plan pursuant to his employment agreement with our general partner, and not in his capacity as a director.

(3)
Mr. McKown also receives a $20,000 per year advisory fee from Alliance Energy Corp., which is a related party to the Partnership.

        Employees of our general partner who also serve as directors do not receive additional compensation. Directors who are not employees of our general partner (1) receive: (a) $30,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2007, the Compensation Committee of Global GP LLC's board of directors has comprised Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and is an employee of Alliance Energy Corp., which is a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and is the

Treasurer and an employee of Alliance Energy Corp. Mr. Eric Slifka serves as a director of Alliance Energy Corp.

Compensation Committee Report

        The Compensation Committee of Global GP LLC held six meetings during fiscal year 2007. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

David McKown (Chairman)
Robert J. McCool
Kenneth I. Watchmaker

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 10, 2008 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Kayne Anderson Capital Advisors L.P.(2)	2,218,523	29.9%	—	—	17.0%
Richard A. Kayne(2)	2,218,523	29.9%	—	—	17.0%
Global Petroleum Corp.(3)	2,267	*	1,723,196	30.5%	13.2%
Larea Holdings LLC(4)	742	*	564,242	10.0%	4.3%
Larea Holdings II LLC(5)	371	*	282,121	5.0%	2.2%
Montello Oil Corporation(6)	3,086	*	2,344,992	41.6%	18.0%
Sandwich Terminal, L.L.C.(7)	11	*	8,464	*	*
Chelsea Terminal Limited Partnership(8)	947	*	719,409	12.8%	5.5%
Amy Cook(5)	6,171	*	282,121	5.0%	2.2%
Karen Dattilo(5)	6,171	*	282,121	5.0%	2.2%
Andrew Slifka(5)	6,171	*	282,121	5.0%	2.2%
Alfred A. Slifka(3)(6)(7)(8)(9)	6,411	*	4,796,061	85.0%	36.7%
Richard Slifka(3)(6)(7)(8)(9)	6,311	*	4,796,061	85.0%	36.7%
Eric Slifka(4)	27,842	*	564,242	10.0%	4.5%
Thomas J. Hollister	5,000	*	—	—	*
Edward J. Faneuil	12,400	*	—	—	*
Charles A. Rudinsky	5,000	*	—	—	*
David K. McKown	—	—	—	—	—
Robert J. McCool	4,800	*	—	—	*
Kenneth I. Watchmaker	—	—	—	—	—
All directors and executive officers as a group (9 persons)	61,453	0.8%	5,360,303	95.0%	41.5%

*
Less than 1%

(1)
The address for each person or entity listed, other than Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
According to a Schedule 13G/A filed on January 18, 2008, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 2,218,523 common units, or 29.87% of total common units outstanding, representing a 16.97% limited partner interest in Global Partners LP. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

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

(6)
ASRS Montello General Partnership owns 72.8% of the ownership interests in Montello Oil Corporation. Alfred A. Slifka and Richard Slifka are equal owners of ASRS Montello General Partnership. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation. Alfred Slifka Montello Irrevocable Trust ("AS Montello") owns 13.6% of Montello. Alfred A. Slifka is the beneficial owner of AS Montello. Richard Slifka Montello Irrevocable Trust ("RS Montello") owns 13.6% of Montello. Richard Slifka is the beneficial owner of RS Montello.

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

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2007:

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

(1)
For a description of the material terms of the Long-Term Incentive Plan, please see Item 11, "Executive Compensation—Long-Term Incentive Plan."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Affiliates of our general partner, including directors and executive officers of our general partner, own 61,824 common units and 5,642,424 subordinated units representing a 42.9% limited partner interest in us. In addition, our general partner owns a 1.73% general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

        The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of Global Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates
We will generally make cash distributions 98.27% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 61,824 common units and all of the subordinated units, and 1.73% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 49.73% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 1.73% general partner interest and $9.4 million on their common units and subordinated units.
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

        This agreement is not the result of arm's-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties.

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

  Indemnification

        Under the omnibus agreement, Global Petroleum Corp. and certain of its affiliates and our general partner (collectively, the "Indemnitors") will indemnify us for five years after the closing of our initial public offering against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and indefinitely against claims for covered environmental liabilities made before the fifth anniversary of the closing of our initial public offering and indefinitely against potential liabilities resulting from the two lawsuits alleging MTBE contamination in the groundwater in Massachusetts in which Global Companies LLC is a named defendant. Please read Items 1 and 2, "Business and Properties—Legal Proceedings—Environmental." The obligation of the Indemnitors will not exceed $7.5 million and they do not have any indemnification obligation in any 12-month period (starting with the closing date of our initial public offering) until our losses for that period exceed $400,000 in the aggregate and then only to the extent such aggregate losses exceed $400,000. Any unused amounts, including carried over unused amounts, will be carried over to the next 12-month period. After the fifth anniversary of the closing of our initial public offering, the annual deductible (not including carried over amounts) will be reduced to $150,000. The Indemnitors have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.

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

Shared Services Agreements

        We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy Corp. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under each agreement, we provide Global Petroleum Corp. and Alliance Energy Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy Corp., as applicable, pay us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. We paid to Global Petroleum Corp. a net total of $74,000 and $78,000 and received from Alliance Energy Corp. a total of $626,000 and $757,000 for the years ended December 31, 2007 and 2006, respectively.

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title of all products stored at this terminal. The term of this agreement ends December 31, 2013. The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.2 million and $8.0 million for the years ended December 31, 2007 and 2006, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

Relationship of Management with Global Petroleum Corp. and Alliance Energy Corp.

        Some members of our management team are also officers and/or directors of two of our affiliates, Global Petroleum Corp. and Alliance Energy Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Alfred A. and Richard Slifka. Messrs. Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read "—Shared Services Agreements."

        Alliance Energy Corp. is 90% owned by members of the Slifka family. Alfred A. and Richard Slifka each own 15% of Alliance Energy Corp., and they together control another 60% of this entity through voting trusts for the benefit of their six children, each of whom owns 10% of Alliance Energy Corp. In addition, Thomas McManmon, our former CFO, owns 5% of Alliance Energy Corp., and the remaining 5% ownership interest is held by a former employee of Global Companies LLC, Willard Poires. Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Alliance Energy Corp. Please read "—Shared Services Agreements."

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accountant Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2007 calendar year. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2007	2006
Audit Fees(1)	$1,313	$1,250
Audit Related Fees	29	27
Tax Fees(2)	524	495

Total	$1,866	$1,772

(1)
Represents fees for professional services provided in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2007 and 2006, and fees for 2007 included audits performed as part of our registration statement filings on Forms S-3 and S-8.

(2)
Tax fees included tax planning and tax return preparation.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  The following documents are included with the filing of this report:

  1.
  Financial statements

      See "Index to Financial Statements" on page F-1.

    2.
    Financial statement schedules:

      Schedule II—Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.
    Exhibits

      See "Exhibit Index" immediately following the financial statement schedules in this Annual Report on Form 10-K for a description of the documents that are filed as Exhibits to this report or incorporated herein by reference.

  (b)
  The following documents are filed as Exhibits to this report:

3.1	—	First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2005).
3.2	—
Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.1	—	Form of Senior Indenture for Senior Debt Securities (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed on April 3, 2007).
4.2	—	Form of Subordinated Indenture for Subordinated Debt Securities (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Form S-3 filed on April 3, 2007).
4.3	—
Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.4	—
Class B Unit Purchase Agreement, dated March 17, 2007, by and among Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on August 6, 2007).
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
10.9^	—
Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.10	—
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
10.11^	—
Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.12^	—
Deferred Compensation Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2007).

10.13	—
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
10.14	—
Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.15	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LL) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.16	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.17	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.18	—
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
10.19	—
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
10.20	—
Sixth Amendment to Credit Agreement, dated as of November 29, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2007).
10.21*	—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 14, 2008	By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

Signature	Title

/s/ ERIC SLIFKA Eric Slifka	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS J. HOLLISTER Thomas J. Hollister	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
/s/ CHARLES A. RUDINSKY Charles A. Rudinsky	Executive Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)
/s/ ALFRED A. SLIFKA Alfred A. Slifka	Chairman
/s/ RICHARD SLIFKA Richard Slifka	Vice Chairman
/s/ DAVID K. MCKOWN David K. McKown	Director
/s/ ROBERT J. MCCOOL Robert J. McCool	Director
/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker	Director

INDEX TO FINANCIAL STATEMENTS

GLOBAL PARTNERS LP FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated/Combined Statements of Income for the years ended December 31, 2007 and 2006 and the periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005	F-4

Consolidated/Combined Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the periods from October 4, 2005 through December 31, 2005 and from January 1, 2005 through October 3, 2005	F-5
Consolidated/Combined Statements of Partners'/Members' Equity for the Years Ended December 31, 2007, 2006 and 2005	F-6
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership"), as of December 31, 2007 and 2006, and the related consolidated statements of income, partners' equity and cash flows for the years ended December 31, 2007, December 31, 2006 (successor), and for the period from October 4, 2005 through December 31, 2005 (successor) and the combined statements of income, members' equity, and cash flows for the period from January 1, 2005 through October 3, 2005 (predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007, December 31, 2006 (successor), and for the period from October 4, 2005 through December 31, 2005 (successor), and the period from January 1, 2005 through October 3, 2005 (predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Partners LP's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 2008

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,110	$3,861
Accounts receivable, less allowance of $2,650 and $2,756 as of December 31, 2007 and 2006, respectively	439,165	202,580
Accounts receivable—affiliates	4,308	1,988
Inventories	484,259	288,067
Available for sale securities	—	13,913
Brokerage margin deposits	12,545	625
Fair value of forward fixed price contracts	742	66,115
Prepaid expenses and other current assets	17,736	18,924

Total current assets	960,865	596,073
Property and equipment, net	161,734	31,657
Intangible assets, net	34,168	9,076
Other assets	2,460	2,081

Total assets	$1,159,227	$638,887

Liabilities and partners' equity
Current liabilities:
Accounts payable	$371,341	$222,034
Revolving line of credit—current portion	304,800	188,700
Notes payable, other—current portion	1,239	319
Environmental liabilities—current portion	876	—
Accrued expenses and other current liabilities	69,762	35,573
Income taxes payable	—	1,164
Obligations on forward fixed price contracts and other derivatives	41,892	—

Total current liabilities	789,910	447,790
Revolving line of credit—less current portion	190,200	82,000
Notes payable, other—less current portion	—	1,239
Environmental liabilities—less current portion	8,340	—
Accrued pension benefit cost	5,236	3,170
Deferred compensation	1,481	1,429
Other long-term liabilities	3,709	20

Total liabilities	998,876	535,648
Commitments and contingencies (See Note 14)	—	—
Partners' equity
Common unitholders (7,428,139 units issued and outstanding at December 31, 2007 and 5,642,424 at December 31, 2006)	165,330	104,212
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2007 and 2006)	(2,116)	(13,672)
General partner interest (1.73% and 2% interest with 230,303 equivalent units outstanding at December 31, 2007 and 2006, respectively)	(147)	(560)
Accumulated other comprehensive (loss) income	(2,716)	13,259

Total partners' equity	160,351	103,239

Total liabilities and partners' equity	$1,159,227	$638,887

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
	Consolidated	Consolidated	Consolidated	Combined
Sales	$6,757,834	$4,472,418	$1,248,899	$2,796,959
Cost of sales	6,630,850	4,359,192	1,219,991	2,734,150

Gross profit	126,984	113,226	28,908	62,809
Costs and operating expenses:
Selling, general and administrative	45,537	43,027	10,515	29,932
Operating expenses	27,703	22,158	4,924	14,775
Amortization expenses	2,250	1,528	389	1,234

Total costs and operating expenses	75,490	66,713	15,828	45,941

Operating income	51,494	46,513	13,080	16,868
Interest expense	(17,408)	(11,901)	(2,686)	(7,275)
Other income (expense)	—	515	—	(900)
Gain on sale of investment	14,118	—	—	—

Income before income tax expense	48,204	35,127	10,394	8,693
Income tax expense	(1,191)	(1,666)	(986)	—

Net income	47,013	33,461	9,408	$8,693

Less: General partner's interest in net income	(903)	(669)	(188)

Limited partners' interest in net income	$46,110	$32,792	$9,220

Net income per limited partner unit—basic and diluted(1)	$1.38	$2.46	$0.70

Weighted average limited partners' units outstanding—basic and diluted	12,444	11,285	11,285

Distributions per limited partner unit	$1.87	$1.72

(1)
See Note 2 of Notes to Financial Statements for net income per limited partner unit calculation.

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
	Consolidated	Consolidated	Consolidated	Combined
Cash flows from operating activities
Net income	$47,013	$33,461	$9,408	$8,693
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,150	4,110	953	2,922
Amortization of deferred financing fees	463	403	392	220
Loss on surrender of split dollar insurance policy	—	—	—	1,050
Loss (gain) on disposition of property and equipment and other	5	177	(3)	34
Stock-based compensation expense	297	—	—	—
Gain on sale of investment	(14,118)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(236,585)	35,281	(62,122)	(17,304)
Accounts receivable—affiliate	(2,320)	17	4,341	(168)
Inventories	(196,192)	(27,353)	14,339	(109,467)
Prepaid expenses, all other current assets and other assets	(11,583)	(3,282)	14,581	(14,446)
Accounts payable	149,307	(37,429)	61,478	57,500
Income taxes payable	(1,424)	(35)	1,200	—
Change in fair value of forward fixed price contracts	107,265	(67,152)	(85,977)	80,527
Accrued expenses and all other current liabilities	33,677	7,323	7,100	(3,641)
Other long-term liabilities	—	—	248	(210)

Net cash (used in) provided by operating activities	(115,045)	(54,479)	(34,062)	5,710
Cash flows from investment activities
Terminal acquisitions	(138,020)	(6,551)	—	—
Capital expenditures	(13,720)	(5,915)	(760)	(1,024)
Proceeds from sale of investment	15,262	—	—	—
Proceeds from the sale of property and equipment	14	24	12	144

Net cash used in investment activities	(136,464)	(12,442)	(748)	(880)
Cash flows from financing activities
Borrowings from credit facilities, net	224,300	89,100	181,600	—
Proceeds from common unit issuance, net of discount and fees	49,099	—	—	—
Payments on note payable, other	(319)	(298)	(71)	(206)
Distributions to partners	(23,322)	(19,789)	—	—
Issuance of common units, net of underwriter discount	—	—	115,289	—
Offering costs	—	—	(4,002)	—
Redemptions of common units from the predecessor members as a result of over-allotment option exercise concurrent with initial public offering	—	—	(15,098)	—
Distributions to the predecessor members concurrent with IPO	—	—	(45,250)	—
Payments of deferred financing fees	—	—	(1,024)	—
(Payments on) proceeds from revolving line of credit under Former Credit Facility, net	—	—	(149,000)	9,100
(Payment on) proceeds from term loan	—	—	(51,000)	—
Distributions to members	—	—	—	(11,895)

Net cash provided by (used in) financing activities	249,758	69,013	31,444	(3,001)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(1,751)	2,092	(3,366)	1,829
Cash and cash equivalents at beginning of period	3,861	1,769	5,135	3,306

Cash and cash equivalents at end of period	$2,110	$3,861	$1,769	$5,135

Supplemental information
Cash paid during the year for interest	$16,581	$11,780	$2,609	$7,969

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF PARTNERS'/MEMBERS' EQUITY

(In thousands)

	Predecessor	Successor
	Global Companies LLC and Affiliates	Common Unitholders	Class B Units	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Predecessor:
Balance December 31, 2004	$23,163	$—	$—	$—	$—	$—	$—
Distribution to members	(11,895)	—	—	—	—	—	—
Net income and total comprehensive income through October 3, 2005	8,693	—	—	—	—	—	—

Balance October 3, 2005	$19,961	$—	$—	$—	$—	$—	$—
Successor:
Consolidated
Allocation of net predecessor investment to unitholders	$(19,961)	$2,240	$—	$17,026	$695	$—	$19,961
Proceeds from initial public offering, net of underwriter discount	—	115,289	—	—	—	—	115,289
Offering costs	—	(4,002)	—	—	—	—	(4,002)
Distributions to the predecessor members concurrent with initial public offering	—	(5,078)	—	(38,596)	(1,576)	—	(45,250)
Redemption of common units from predecessor members as a result of over-allotment option exercise concurrent with initial public offering	—	(15,098)	—	—	—	—	(15,098)
Elimination of intercompany balance concurrent with initial public offering	—	(449)	—	(3,412)	(139)	—	(4,000)
Net income and total comprehensive income from October 4, 2005 through December 31, 2005	—	4,610	—	4,610	188	—	9,408

Balance December 31, 2005	—	97,512	—	(20,372)	(832)	—	76,308
Distributions to partners	—	(9,696)	—	(9,696)	(397)	—	(19,789)
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	422	422
Comprehensive income:
Net income	—	16,396	—	16,396	669	—	33,461
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	—	—	12,837	12,837

Total comprehensive income	—	—	—	—	—	—	46,298

Balance December 31, 2006	$—	$104,212	$—	$(13,672)	$(560)	$13,259	$103,239

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED/COMBINED STATEMENTS OF PARTNERS'/MEMBERS' EQUITY (Continued)

(In thousands)

	Predecessor	Successor
	Global Companies LLC and Affiliates	Common Unitholders	Class B Units	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2006	$—	$104,212	$—	$(13,672)	$(560)	$13,259	$103,239
Proceeds of issuance of Class B units, net	—	—	49,099	—	—	—	49,099
Non-cash reduction under EITF 98-05 on issuance of Class B units (Note 16)	—	(16,400)	16,400	—	—	—	—
Conversion of Class B units	—	65,499	(65,499)	—	—	—	—
Stock-based compensation	—	297	—	—	—	—	297
Distributions to partners	—	(12,267)	—	(10,565)	(490)	—	(23,322)
Comprehensive income:
Net income	—	23,989	—	22,121	903	—	47,013
Other comprehensive income:
Realized gain on NYMEX shares	—	—	—	—	—	(12,837)	(12,837)
Change in fair value of interest rate collar	—	—	—	—	—	(1,328)	(1,328)
Adjustment—SFAS No. 158	—	—	—	—	—	(1,810)	(1,810)

Total comprehensive income	—	—	—	—	—	—	31,038

Balance December 31, 2007	$—	$165,330	$—	$(2,116)	$(147)	$(2,716)	$160,351

The accompanying notes are an integral part of these financial statements.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

        Global Partners LP (the "Partnership") is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and provides ancillary services to companies domestically and, on a limited basis, internationally. The Partnership commenced operations on October 4, 2005 upon the completion of its initial public offering of common units (the "IPO").

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

        On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement from which it received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the amount equal to the product of (i) the number of issued and outstanding Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter distribution and resulted in proceeds of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 16 for additional information on the private placement.

        The Partnership's 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed above and in Note 16) is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. Affiliates of the General Partner, including its directors and executive officers, own 61,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

        References to "Global Partners LP" or the "Partnership" or the "General Partner" as it relates to the combined financial statements and these accompanying notes with respect to the period from January 1, 2005 through October 3, 2005 refer to the business of Global Companies LLC and its affiliates, Glen Hes Corp., Global Montello Group LLC and Chelsea Sandwich LLC (collectively, the "Predecessor").

        Immediately after becoming a publicly traded master limited partnership, the Partnership converted Global Montello Group LLC (the predecessor to Global Montello Group Corp.) into a taxable corporation. References to the "Companies" in the Partnership's combined financial statements and these accompanying notes include Global Montello Group LLC with respect to the period from January 1, 2005 through October 3, 2005 and, in the consolidated financial statements and notes, Global Montello Group Corp. as of and for the years ended December 31, 2007 and 2006 and with respect to the period from October 4, 2005 through December 31, 2005.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1.    Organization and Nature of Business (Continued)

The Partnership's IPO

        On October 4, 2005, the Partnership completed its IPO of 5,635,000 common units at a price of $22.00 per common unit, which included a 735,000 common unit over-allotment option that was exercised by the underwriters. Proceeds from the sale of the common units were approximately $111.3 million, net of offering costs and underwriting discounts. The net proceeds from the exercise of the underwriters' over-allotment option of $15.1 million were used to redeem common units from affiliates of the General Partner. The IPO represented the sale of a 48.9% interest in the Partnership.

        In connection with the Partnership's IPO, the owners of the Companies conveyed their respective interests in the Companies to the Partnership in exchange for (a) 742,424 common units, (b) 5,642,424 subordinated units, (c) the general partner interest (230,303 general partner units representing a 2% interest in the Partnership), and (d) the assumption of $51.0 million of debt by the Partnership. As a result of the above-described transactions, the Companies became wholly-owned subsidiaries of Global Operating LLC. The transfer of ownership of assets from the Predecessor to the Partnership was recorded at historical costs in accordance with Emerging Issues Task Force ("EITF") No. 87-21, "Change in Accounting Basis in Master Limited Partnership Transactions."

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 1.    Organization and Nature of Business (Continued)

The Predecessor

        Immediately prior to the IPO, the Predecessor conducted the business now conducted by the Partnership.

Note 2.    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 and for the period from October 4, 2005 through December 31, 2005 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated.

        The accompanying combined financial statements and notes for the period from January 1, 2005 through October 3, 2005 reflect the accounts of the Predecessor. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

        The Partnership's accounts receivable result from sales of refined petroleum products to its customers. The majority of the Partnership's accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2007 and 2006, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

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

        Inventories consisted of the following at December 31 (in thousands):

	2007	2006
Distillates: home heating oil, diesel, and kerosene	$344,984	$235,266
Residual oil	50,054	35,226
Gasoline	71,916	9,870
Blend stock	17,305	7,705

Total	$484,259	$288,067

        In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $36.8 million and $5.2 million at December 31, 2007 and 2006, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $11.1 million and $5.3 million at December 31, 2007 and 2006, respectively. Exchange transactions are valued using current quoted market prices.

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

Buildings, docks, terminal facilities and improvements	15–39 years
Fixtures, equipment and automobiles	3–7 years

Long-Lived Assets

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

disposal of long-lived assets other than goodwill or indefinite lived intangible assets. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No such indicators of impairment were identified during 2007 and 2006.

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

        The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 10 and 19.

Leases

        The Partnership leases office space and computer equipment and also has entered into terminal and throughput lease arrangements with various unrelated oil terminals. Leases are accounted for under the provisions of SFAS No. 13, "Accounting for Leases," as amended, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses.

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. In accordance with EITF No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," any net differential for exchange agreements is recorded as an adjustment of inventory costs in the purchases component of cost of sales in the statement of income.

        The Partnership collects trustee taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. As such, it is the Partnership's policy to exclude trustee taxes from revenues and cost of sales and account for them as liabilities. Trustee taxes are included in accrued expenses and other current liabilities in the accompanying balance sheets.

Income Taxes

        Section 7704 of the Internal Revenue Code provides that publicly-traded partnerships are, as a general rule, taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists under Section 7704(c) with respect to publicly-traded partnerships of which 90% or more of the gross income for every taxable year consists of "qualifying income." Qualifying income includes income and gains derived from the transportation, storage and marketing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

        Substantially all of the Partnership's income is "qualifying income" for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership's financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the First Amended and Restated Agreement of Limited Partnership of Global Partners LP, as amended. Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the Partnership's consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in the Partnership is not available to the Partnership.

        Global Montello Group Corp. ("Global Montello") is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of Global Montello for the years ended December 31, 2007 and 2006 and for the period from October 5, 2005 through December 31, 2005. The after-tax earnings of Global Montello are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello. See Note 4.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

        On January 1, 2007, the Partnership adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2007 (tax years ended December 31, 2007, 2006 and 2005). Tax positions that do not meet the more-likely-than-not recognition threshold at the effective date may not be recognized or continue to be recognized upon adoption of FIN 48. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2007. As such, the adoption of FIN 48 did not impact the Partnership's consolidated financial condition, results of operations or cash flows.

Concentration of Risk

        Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, options and swap agreements. The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution. The Partnership provides credit, in the normal course of business, primarily to other wholesale and retail petroleum companies and generally does not require collateral. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership's large customer base. Losses have historically been within management's expectations. See Note 3 for a discussion regarding risk of credit loss related to futures contracts, options and swap agreements.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally better during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

        As of and for the year ended December 31, 2007, ExxonMobil Oil Corporation ("ExxonMobil") accounted for approximately 11.6% of accounts receivable and 14.3% of sales. No single customer accounted for 10% or more of accounts receivable as of December 31, 2006 or 10% or more of sales for the years ended December 31, 2006 and 2005.

Derivative Financial Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings. Ineffectiveness related to these hedging activities was immaterial as of December 31, 2007, 2006 and 2005.

        The Partnership also uses futures contracts and swaps to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Partnership's forward commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized currently in earnings. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.

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

  Interest Rate Hedge

        In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%. In addition, the Partnership established a minimum floor rate of 3.75%. The collar, which expires on May 14, 2011, is designated as a cash flow hedge and is accounted for under the provisions of SFAS No. 133. As of December 31, 2007, the change in fair value of the collar was a liability of approximately $1.3 million and was recorded in both other long-term liabilities and accumulated other comprehensive income. There was no ineffectiveness related to the collar as of December 31, 2007.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

Financial Instruments

        The fair value of the Partnership's financial instruments approximated carrying value as of December 31, 2007 and 2006, in each case due to the short-term and the variable interest rate nature of the financial instruments.

Net Income Per Limited Partner Unit

        The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the year. Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner in excess of its general partner interest) by the weighted average number of outstanding limited partner units during the period in accordance with EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-06"). EITF 03-06 addresses the computation of earnings per share (in the Partnership's case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership's case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership's case, distributions on its limited partner units). Essentially, EITF 03-06 provides that in any accounting period where the Partnership's aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. EITF 03-06 does not impact the Partnership's overall net income or other financial results; however, for periods in which the Partnership's aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of the Partnership's aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership's net income per limited partner unit calculation.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

        The following sets forth the net income allocation and per unit data using this method for the years and period presented (in thousands, except per unit data):

	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4, 2005 through December 31, 2005
Net income	$47,013	$33,461	$9,408
Less:
General Partner's general partner interest(1)	(903)	(669)	(188)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	(16,400)	—	—

Net income available to limited partners	29,710	32,792	9,220
Dilutive impact of theoretical distribution of earnings	(13,786)	(5,085)	(1,298)

Net income available to limited partners under EITF 03-06 and EITF 98-05	$15,924	$27,707	$7,922

Per unit data:
Net income available to limited partners	$2.59	$2.91	$0.82
Dilutive impact of theoretical distribution of earnings	(1.21)	(0.45)	(0.12)

Net income available to limited partners under EITF 03-06 and EITF 98-05(3)	$1.38	$2.46	$0.70

Weighted average limited partner units outstanding	12,444	11,285	11,285

(1)
Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.92%, based on a weighted average, for the year ended December 31, 2007. For the year ended December 31, 2006 and for the period from October 4, 2005 through December 31, 2005, the general partner interest was 2%.

(2)
In connection with the private placement of Class B units (see Note 16), the Partnership was required to take into account the effect of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-05"). As a result, a non-cash reduction in net income available to limited partners was recorded because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. Although EITF 98-05 affects net income available to limited partners, it does not affect net income nor does it affect total unitholders' equity.

(3)
Per unit data includes the weighted average effect of the private placement of Class B units which were converted to common units for year ended December 31, 2007. Per unit data is calculated on

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

  a quarterly basis pursuant to EITF 03-06; therefore, per unit data for the twelve months ended December 31, 2007 and 2006 equals the sums of the respective four quarters.

        On April 24, 2007, the board of directors of our General Partner declared a quarterly cash distribution of $0.4650 per unit for the period from January 1, 2007 through March 31, 2007. On July 24, 2007, the board declared a quarterly cash distribution of $0.4725 per unit for the period from April 1, 2007 through June 30, 2007. On October 25, 2007, the board declared a quarterly cash distribution of $0.4800 per unit for the period from July 1, 2007 through September 30, 2007. On January 24, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2007 through December 31, 2007. These declared cash distributions resulted in incentive distributions to our General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights. See Note 15, "Partners' Equity, Allocation and Cash Distributions" for further information.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income consisted of the following:

	Investment	Pension Plan	Derivative	Total
Balance at December 31, 2005	$—	$—	$—	$—
Unrealized gain on investment in NYMEX Holdings, Inc. and NYMEX seats	12,837	—	—	12,837
Adoption of SFAS No. 158	—	422	—	422

Balance at December 31, 2006	12,837	422	—	13,259
Realized gain on investment in NYMEX Holdings, Inc. and NYMEX seats	(12,837)	—	—	(12,837)
Change in fair value of interest rate collar	—	—	(1,328)	(1,328)
SFAS No. 158 adjustment	—	(1,810)	—	(1,810)

Balance at December 31, 2007	$—	$(1,388)	$(1,328)	$(2,716)

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements. SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 is effective for fiscal years beginning after November 15. 2007. In February 2008, the FASB deferred the provisions of SFAS No. 157 for one year for certain non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Partnership does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which provides entities with an option to measure many

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (Continued)

financial instruments and certain other items at fair value that are not currently measured at fair value. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Partnership does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Note 3.    Derivative Financial Instruments

  Fair Value Hedges

        The composition and fair value of derivative instruments relating to forward fixed price contracts on the Partnership's consolidated balance sheet consisted of the following at December 31 (in thousands):

	2007	2006
Futures contracts	$(37,355)	$57,571
Swaps, options and other, net	(3,795)	8,544

Total	$(41,150)	$66,115

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

        The Partnership has a daily margin requirement with its broker based on the prior day's market results on open futures contracts. The required brokerage margin balance was $12.5 million and $0.6 million at December 31, 2007 and 2006, respectively.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. The Partnership utilizes primarily one broker, a major financial institution, for all derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is displayed on a net basis on the consolidated balance sheets.

  Interest Rate Hedge

        In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3.    Derivative Financial Instruments (Continued)

interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. The collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133. See Note 2 for additional information on the interest rate collar.

Note 4.    Income Taxes

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years and period presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4, 2005 through December 31, 2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.3%	6.3%	6.3%
Partnership income not subject to tax	(37.8)%	(35.5)%	(30.8)%

Effective income tax rate	2.5%	4.8%	9.5%

        The following table presents the components of the provision for income taxes for the years and period presented (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4, 2005 through December 31, 2005
Current:
Federal	$984	$1,195	$918
State	288	221	282

Total current	1,272	1,416	1,200
Deferred:
Federal	(62)	226	(163)
State	(19)	24	(51)

Total deferred	(81)	250	(214)

Total	$1,191	$1,666	$986

        At December 31, 2007 and 2006, the Partnership's had a net deferred tax asset of approximately $50,000 and a net deferred tax liability of approximately $31,000, respectively, which primarily represent the difference between tax and book amortization.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4.    Income Taxes (Continued)

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years and period presented (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4, 2005 through December 31, 2005
Income before income tax expense	$48,204	$35,127	$10,394
Non-taxable income	(45,560)	(31,856)	(7,954)

Income subject to income tax expense	$2,644	$3,271	$2,440

        The Partnership made approximately $2.7 million and $1.4 million in income tax payments during 2007 and 2006, respectively, and no income tax payments during 2005.

Note 5.    Terminal Acquisitions

        On May 9, 2007, the Partnership acquired three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million. The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings, Inc. shares and related NYMEX seats (Note 8) and the private placement of Class B units (Note 16). This acquisition has been accounted for as an asset acquisition.

        On November 14, 2007, the Partnership acquired two refined petroleum products terminals located in Glenwood Landing and Inwood, New York from ExxonMobil for cash consideration of approximately $34.7 million plus $0.7 million in acquisition costs, for an aggregate purchase price of $35.4 million. The Partnership financed the acquisition through an expansion of its credit facility. This acquisition has been accounted for as an asset acquisition.

        Final purchase price allocations based on fair market values of acquired assets have been completed. The following table presents the allocation of the aggregate purchase price of the assets acquired and environmental liabilities assumed during 2007 (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$99,571
Land	20,692
Fixtures, equipment and automobiles	251
Intangible assets (see Note 7)	26,722

Total assets purchased	147,236
Less environmental liabilities assumed (see Note 10)	(9,216)

Total purchase price	$138,020

        In May 2006, the Partnership acquired a terminal in Bridgeport, Connecticut for approximately $2.2 million and incurred approximately $0.2 million of buyer-related costs for an aggregate purchase price of approximately $2.4 million.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5.    Terminal Acquisitions (Continued)

        In September 2006, the Partnership acquired a terminal in Macungie, Pennsylvania for approximately $3.9 million and incurred approximately $0.2 million of buyer-related costs for an aggregate purchase price of approximately $4.1 million.

Note 6.    Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Buildings, docks, terminal facilities and improvements	$132,429	$27,598
Land	26,110	5,418
Fixtures, equipment and automobiles	6,465	3,508
Construction in process	8,451	—

	173,455	36,524
Less accumulated depreciation	(11,721)	(4,867)

Total	$161,734	$31,657

        The increase of $130.1 million in total property and equipment was primarily due to the Partnership's 2007 terminal acquisitions. See Note 5.

  Construction in process

        In November 2007, the Partnership entered into two separate sublease agreements for land located at the Port of Providence in Rhode Island. The terminal at one parcel opened for business in January 2008 and provides the Partnership with storage for distillates and biofuels. The Partnership is in the process of building additional dedicated storage for residual fuels at the other parcel. The initial term of each sublease began on November 1, 2007 and will expire on April 29, 2012. Each sublease, which is being accounted for as an operating lease, has option terms that, if exercised, would extend the sublease through August 29, 2036. Total expenses under the subleases were approximately $127,000 for the year ended December 31, 2007.

        As of December 31, 2007, the Partnership was in the application development stage of internally developing software currently intended for internal use. Relevant costs of approximately $0.9 million were capitalized for the year ended December 31, 2007. As the software has not been implemented for its intended use, no amortization was recorded for the year ended December 31, 2007.

        As of December 31, 2007, the Partnership had other construction in process of approximately $0.5 million.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $6.0 million, $1.9 million, $1.3 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6.    Property and Equipment (Continued)

        Depreciation expense allocated to selling, general and administrative expenses was approximately $1.0 million, $0.7 million, $0.4 million and $0.2 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively.

        The Partnership wrote off fully depreciated assets that were no longer in service in the amounts of approximately $18,000, $0.4 million and $0.6 million for the years ended December 31, 2007 and 2006 and for the period from January 1, 2005 through October 3, 2005, respectively. The Partnership did not write off any such assets for the period from October 4, 2005 through December 31, 2005.

Note 7.    Intangible Assets

        Intangible assets consisted of the following at December 31 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Remaining Useful Lives
December 31, 2007
Intangible assets subject to amortization:
Terminalling services	$26,374	$(742)	$25,632	20 years
Workforce	347	(7)	340	20 years
Customer relationships	11,462	(4,429)	7,033	8-12 years
Software	1,139	(797)	342	5 years
Covenants not to compete	621	(69)	552	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,250	(6,351)	33,899
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,519	$(6,351)	$34,168

December 31, 2006
Intangible assets subject to amortization:
Customer relationships	$11,462	$(3,225)	$8,237	8-12 years
Software	1,139	(569)	570	5 years
Customer contracts	307	(307)	—	2 years

Total	12,908	(4,101)	8,807
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$13,177	$(4,101)	$9,076

        The aggregate amortization expense was approximately $2.3 million, $1.5 million, $1.2 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7.    Intangible Assets (Continued)

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2008	$2,918
2009	2,804
2010	2,674
2011	2,630
2012	2,175
Thereafter	20,698

Total intangible assets subject to amortization	33,899
Brand names, not subject to amortization	269

Total intangible assets	$34,168

Note 8.    Investment in Equity Securities

        The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2006, the Partnership recorded the investment at a fair value of $13.9 million, based on its quoted market price, and classified the security as available for sale in the accompanying balance sheet. The Partnership's unrealized gain of $12.8 million was recorded in other comprehensive income. Additionally, the Partnership recorded related dividend income of $515,000 and $150,000 in the accompanying statements of income for the year ended December 31, 2006 and for the period from January 1, 2005 through October 3, 2005, respectively.

        On March 6, 2007 and in private transactions, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the statement of income.

Note 9.    Debt

Credit Facility

        The Partnership has a senior secured credit agreement (the "Credit Agreement") with total available commitments of $750.0 million. There are three facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30;

  •
  an $85.0 million acquisition facility to be used for funding acquisitions similar to the Partnership's business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

  •
  a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to the Partnership's unitholders.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (Continued)

        In addition, provided no Event of Default (as defined in the Credit Agreement) then exists, the Partnership may request to increase: (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $750.0 million. Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.

        Borrowings under the Partnership's working capital revolving credit, acquisition and revolving credit facilities bear interest at the Partnership's option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. The average interest rate for the year ended December 31, 2007 was 6.3%. In May 2007, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings (see Note 2 for further discussion on the interest rate collar).

        The Partnership incurs a letter of credit fee of 1% per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

        The Credit Agreement will mature on April 22, 2011. The Partnership classifies a portion of its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the revolving line of credit was $190.2 million and $82.0 million at December 31, 2007 and 2006, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its revolving line of credit as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the revolving line of credit was approximately $304.8 million and $188.7 million at December 31, 2007 and 2006, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2007, the Partnership had total borrowings outstanding under the Credit Agreement of $495.0 million and outstanding letters of credit of $168.4 million. The total remaining availability for borrowings and letters of credit at December 31, 2007 was $86.6 million. As a result of an amendment dated October 23, 2007, the Credit Agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of ten consecutive calendar days.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner. The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or event of default as defined in the Credit Agreement, as amended, would occur, and limitations on the Partnership's ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership's business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (Continued)

merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

        The Credit Agreement also imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, ratio, a minimum interest coverage ratio and a maximum leverage ratio. In the event of default under any of these covenants, the Partnership may seek a waiver or amendment of the covenants. Pursuant to the Credit Agreement, the capital expenditures limit for the year ended December 31, 2007 was $10.0 million, and the Partnership exceeded this limit. The Partnership sought and received from its lender a waiver to the capital expenditures limit covenant for the year ended December 31, 2007. The Partnership was in compliance with all other covenants at December 31, 2007 and expects to be in full compliance in 2008.

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

Term Note—Notes Payable

        In 2001, the Partnership purchased the Fore River Terminal in South Portland, Maine. The purchase price was approximately $3.4 million and included issuance by the Partnership of a promissory note for $3.0 million with a 7% interest rate. The note is secured by the property acquired. The note amortization commenced in June 2001 and extends through May 2008. Monthly payments of principal and interest are approximately $34,800 through April 2008, with a final principal payment of $1.1 million due in May 2008.

Note 10.    Environmental Liabilities

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10.    Environmental Liabilities (Continued)

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the New York Department of Environmental Conservation ("NYDEC") with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which $0.5 million was recorded as a current liability and $7.5 million was recorded as a long-term liability on the accompanying consolidated balance sheet at December 31, 2007. NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan. Global Companies LLC prepared a response to NYDEC's comments. Subject to NYDEC's approval of the proposed remedial action plan, we do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the NYDEC with respect to both terminals. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million of which $0.4 million was recorded as a current liability and $0.8 million was recorded as a long-term liability on the accompanying consolidated balance sheet at December 31, 2007. The remedial action plans submitted by ExxonMobil will be implemented by Global Companies LLC. We do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations.

        In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), the Partnership assumed certain existing environmental liabilities at the terminal. The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time. The Partnership also executed an Administrative Order on Consent ("AOC") with the U.S. Environmental Protection Agency, Region III ("EPA, Region III") requiring certain investigatory activities at the Global Macungie Terminal. Although the Partnership cannot predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it. Furthermore, the Partnership does not believe that compliance with the terms of the AOC executed by it will result in material costs or have a material impact on the Partnership's operations.

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2007	2006
Barging transportation, product storage and other ancillary costs	$17,919	$11,703
Swaps and other derivatives	4,836	8,816
Trustee taxes (taxes other than income tax)	39,495	6,806
Employee compensation	5,608	7,142
Other	1,904	1,106

Total	$69,762	$35,573

        Trustee taxes consisted of various pass-through taxes collected from customers on behalf of taxing authorities. Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 12.    Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Contributions under the plan are determined annually, at the sole discretion of the General Partner's board of directors. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan have been equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's compensation. Matching contributions greater than this level are allowed under the plan. The General Partner's matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. This plan had expenses of approximately $385,000, $311,000, $214,000 and $86,000 for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has a qualified pension plan (the "Plan") that covers all eligible employees. The Partnership adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158") which amends SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). Under SFAS No. 158, the Partnership is required to recognize the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status through comprehensive income in the year in which such changes occur. The funded status is measured as the difference between the fair value of plan assets and the Plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost and any remaining transition amounts. SFAS No. 158 does not change the components of net periodic benefit cost. All items deferred when applying SFAS No. 87 were to be recognized as a component of other comprehensive income, net of taxes, if any.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

        The following presents reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and the accumulated benefit obligation at December 31 (in thousands):

	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,010	$10,035
Service cost	814	765
Interest cost	654	597
Benefits paid	(496)	(376)
Actuarial loss (gain)	1,504	(11)

Projected benefit obligation at end of year	13,486	11,010
Change in plan assets:
Fair value of plan assets at beginning of year	7,840	7,197
Actual return on plan assets	326	641
Employer contributions	580	378
Benefits paid	(496)	(376)

Fair value of plan assets at end of year	8,250	7,840

Funded status at end of year	$(5,236)	$(3,170)
Unrecognized net actuarial loss (gain)	1,388	(422)

Net amount recognized	$(3,848)	$(3,592)

Accumulated benefit obligation	$10,318	$8,370

        The following presents amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	2007	2006
Accrued pension benefit cost	$5,236	$3,170
Accumulated other comprehensive (loss) income	(1,388)	422

Net amount recognized	$3,848	$3,592

        All of the Partnership's prior service costs and transition amounts have been fully amortized at December 31, 2007, 2006 and 2005. The unrecognized net actuarial loss of $1.4 million and gain of $0.4 million are reflected in accumulated other comprehensive income as of December 31, 2007 and 2006, respectively, and in Note 2.

        Effective December 31, 2006, the Partnership adopted the recognition provisions of SFAS No. 158 and the funded status of the Plan is reflected in the accompanying consolidated balance sheets as of December 31, 2007 and 2006. The following table provides the incremental effect of recognizing the

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

funded status of the Partnership's plan in accordance with SFAS No. 158 at December 31, 2006 (in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Total assets	$638,887	$—	$638,887
Accrued pension benefit cost	3,592	(422)	3,170
Total liabilities	536,070	(422)	535,648
Accumulated other comprehensive income	12,837	422	13,259
Total partners' equity	102,817	422	103,239

        The following presents the components of the net periodic benefit cost for the Plan (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
Service cost	$814	$765	$173	$514
Interest cost	654	597	143	405
Expected return on plan assets	(632)	(578)	(141)	(413)

Net periodic benefit cost	$836	$784	$175	$506

        The following presents the weighted-average actuarial assumptions used in determining the Plan's annual pension expense:

	Successor			Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
']
Discount rate	6.0%	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

        The following presents the benefits as of December 31, 2007 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years (in thousands):

2008	$269
2009	343
2010	362
2011	416
2012	610
2013-2017	4,720

Total	$6,720

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

        The General Partner expects to contribute, and the Partnership expects to reimburse the General Partner for, approximately $614,000 to the Plan for the fiscal year ending December 31, 2008.

Investment Policy Summary

        The fundamental investment objective of the Plan is to provide a rate of return sufficient to fund the retirement benefits under the Plan at a reasonable cost to the General Partner, which is the Plan sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Plan's actuaries in projecting the funding cost of the Plan under applicable Employee Retirement Income Security Act, or ERISA, standards. To do so, the General Partner's Pension Committee (the "Committee") may appoint one or more investment managers to invest all or portions of the assets of the Plan in accordance with specific investment guidelines, objectives, standards and benchmarks.

        Because the Committee expects the Plan's investment income, when combined with anticipated contributions by the General Partner, to exceed the sum of benefit payments and expenses over the next several years, the Committee intends that the Plan be managed to achieve long-term returns, with only a small percentage of the Plan invested in cash.

        The General Partner's Plan asset allocation, all of which is with unrelated parties, at December 31, was as follows:

	2007	2006	2005
Cash and cash equivalents	2.6%	0.9%	2.5%
Fixed income securities	42.4%	40.1%	39.5%
Equity securities	55.0%	59.0%	58.0%

	100.0%	100.0%	100.0%

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historical experience and consultation with the General Partner's actuarial consultants. The current 8.0% assumption compares to the historical weighted average compound return of 6.6% actually achieved by the Plan assets in the Companies' nine years of existence. Because the Plan has only been in existence since December 1999, the time period over which the 6.6% return was calculated does not accurately reflect the long-term investment return which the Plan sponsor expects to be achieved. The Plan was created in December 1999 with a transfer of assets from the pension plan of Global Petroleum Corp. ("GPC"). Considering the investment return of the Plan from 1995 through December 1998, the calculation of the average investment return would increase the 6.6% investment return to 10.2% over a 13-year period.

Non-qualified Pension and Deferred Compensation Plans

        The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $0.1 million per year for the period from 2008 through 2012 and an aggregate amount of $0.9 million thereafter. The Partnership had a discounted obligation of approximately $1.0 million and $1.1 million recorded in long term liabilities at December 31, 2007 and 2006, respectively.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

        The General Partner also has two non-qualified deferred compensation arrangements. One arrangement is for an executive officer that calls for annual payments in the aggregate amount of $70,000 for fifteen consecutive years from the commencement date. The other arrangement is for a former executive officer that calls for annual payments in the aggregate amount of $85,000 for fifteen consecutive years from the commencement date. The Partnership had a total discounted obligation of approximately $0.5 million and $0.3 million recorded in long-term liabilities at December 31, 2007 and 2006, respectively. In accordance with the provisions of the Partnership's partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officers under these non-qualified deferred compensation arrangements.

Long Term Incentive Plan

        Please see Note 13 for a discussion of the Long-Term Incentive Plan.

Note 13.    Long-Term Incentive Plan

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (Continued)

        The following table presents a summary of the status of the non-vested units as of December 31, 2007:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2006	—	$—
Granted	64,951	29.00
Vested	—	—
Forfeited	—	—

Outstanding non-vested units at December 31, 2007	64,951	$29.00

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

        For year ended December 31, 2007, the Partnership recorded compensation expense of approximately $297,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2007 is approximately $1.6 million and is expected to be recognized ratably over the remaining Requisite Service Period. The Partnership recorded no unit-based compensation for the year ended December 31, 2006 as no other awards of any kind had been granted under the LTIP during that year.

        Additionally, SFAS No. 123(R) requires that the income tax effects of share-based payments be recognized for financial reporting purposes if such awards would result in deductions on the Partnership's income tax return. Global Montello is a taxable entity for federal and state income tax purposes. In the ordinary course of business, the Partnership charges a portion of its selling, general and administrative expenses to Global Montello and, therefore, a portion of the compensation expense on the LTIP is allocated to Global Montello which results in a deduction for the Partnership. The amount allocated to Global Montello for such LTIP related costs was immaterial for the year ended December 31, 2007.

Note 14.    Commitments and Contingencies

        The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14.    Commitments and Contingencies (Continued)

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non-cancelable terms of one year or more at December 31, 2007 (in thousands):

2008	$1,448
2009	74
2010	63
2011	28
2012	—
Thereafter	—

Total	$1,613

        Total expenses under the operating lease arrangements amounted to approximately $1.7 million, $1.6 million, $1.0 million and $0.4 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively. The Partnership also has lease income from office space leased at one of its owned terminals for $0.2 million per year through April of 2009.

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $1.0 million at December 31, 2007. Depreciation expense for equipment under the capital lease was approximately $69,000 for the year ended December 31, 2007. The Partnership did not have capital leases in 2006 or 2005.

Terminal and Throughput Leases

        The Partnership entered into terminal and throughput lease arrangements with various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease, sublease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31 (in thousands):

	Lease and Throughput Commitments	Sublease Commitments	Total
2008	$8,148	$(1,785)	$6,363
2009	1,840	(866)	974
2010	497	—	497
2011	497	—	497
2012	373	—	373
Thereafter	833	—	833

Total	$12,188	$(2,651)	$9,537

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14.    Commitments and Contingencies (Continued)

Purchase Commitments

        The minimum volume purchase requirements for 2008 under the Partnership's existing supply agreements are 637 million gallons. All existing purchase commitments expire in 2008. The Partnership purchased approximately 1.7 billion, 1.2 billion and 1.3 billion gallons of product under the Partnership's existing supply agreements for $3.3 billion, $2.0 billion and $1.9 billion in 2007, 2006 and 2005, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

Environmental Liabilities

        Please see Note 10 for a discussion of the Partnership's environmental liabilities.

Legal Proceedings

        Please see Note 19 for a discussion of the Partnership's legal proceedings.

Note 15.    Partners' Equity, Allocations and Cash Distributions

Issuance of Units

        On October 4, 2005, the Partnership completed an initial public offering of 5,635,000 common units. Upon the closing of the Partnership's IPO (and taking into account the underwriters' exercise of their over-allotment option), GPC and certain affiliates of the Slifka family received an aggregate of 5,642,424 subordinated units, which constituted 49% ownership of the Partnership at that time, a 2% general partner interest, and 7,424 common units.

Units Outstanding

        Partners' equity at December 31, 2007 consisted of 7,428,139 common units outstanding (including 61,824 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98.27% effective ownership interest in the Partnership, and 230,303 general partner units representing a 1.73% general partner interest in the Partnership.

Common Units

        During the subordination period, as defined in the Partnership's partnership agreement, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met: (1) distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the "adjusted operating surplus" (as defined in the Partnership's

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

partnership agreement) generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 1.73% general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the General Partner without cause, the subordination period may end before September 30, 2010.

        The common units have limited voting rights as set forth in the Partnership's partnership agreement.

        Pursuant to the Partnership's partnership agreement, if at any time the General Partner and its affiliates own more than 80% of the common units outstanding, the General Partner has the right, but not the obligation, to "call" or acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market value. The General Partner may assign this call right to any of its affiliates or to the Partnership.

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

        The subordinated units may convert to common units on a one-for-one basis when certain conditions are met, which conditions are set forth in the Partnership's partnership agreement. The Partnership's partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and General Partner will receive.

        The subordinated units have limited voting rights as set forth in the Partnership's partnership agreement.

General Partner Units

        The general partner units have the same rights to receive distributions of available cash from operating surplus as the common units for each quarter until the Partnership distributes (a) for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter plus any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; and (b) for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter. Thereafter, the general partner units have the right to receive incentive distributions of cash in excess of the minimum quarterly distributions as discussed further below under Cash Distributions. The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders and general partner will receive.

        The general partner units have the management rights as set forth in the Partnership's partnership agreement.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

Allocations of Net Income

        Net income is allocated between the General Partner and the common and subordinated unitholders in accordance with the provisions of the Partnership's partnership agreement. Net income is generally allocated first to the General Partner and the common and subordinated unitholders in an amount equal to the net losses allocated to the General Partner and the common and subordinated unitholders in the current and prior tax years under the Partnership's partnership agreement. The remaining net income is allocated to the General Partner and the common and subordinated unitholders in accordance with their respective percentage interests of the general partner units, common units and subordinated units.

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

        The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in the its partnership agreement in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner based on the percentages as provided below.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

        As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

        The Partnership paid the following cash distributions during 2007 and 2006 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
2007
02/14/07	$0.4550	$2,567	$2,567	$105	$—	$5,239
05/15/07(1)	0.4650	2,624	2,624	107	4	5,359
08/14/07(2)	0.4725	3,510	2,666	109	20	6,305
11/14/07(3)	0.4800	3,566	2,708	110	35	6,419
2006
02/14/06(4)	$0.4111	$2,319	$2,319	$95	$—	$4,733
05/15/06(4)	0.4250	2,398	2,398	98	—	4,894
08/14/06(4)	0.4375	2,469	2,469	100	—	5,038
11/14/06(4)	0.4450	2,511	2,511	102	—	5,124

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

(3)
This distribution of $0.4800 per unit resulted in the Partnership reaching its second target distribution for the third quarter of 2007. As a result, the General Partner received this additional distribution.

(4)
Prior to the private placement of Class B units on May 9, 2009 (see Note 16), the limited partner interest was 98% and the general partner interest was 2%.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

        On January 24, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2007 through December 31, 2007 ($1.95 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business February 5, 2008. On February 14, 2008, the Partnership paid the total cash distribution of approximately $6.5 million.

Note 16.    Unitholders' Equity

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

        In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the Purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter distribution. After giving effect to such reduction, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit. The net purchase price of the Class B units, after the reduction and related fees, was $49.1 million. The net proceeds of the Class B units were used to partially finance the acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil (see Note 5). On May 22, 2007, the Class B units converted into common units on one-for-one basis.

        In connection with the Unit Purchase Agreement, the Partnership entered into a registration rights agreement (the "Registration Rights Agreement") dated May 9, 2007 with the Purchasers. Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement to register the common units issuable upon conversion of the Class B units issued to the Purchasers within 90 days, and use its commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the Private Placement. On August 6, 2007, the Partnership filed a Registration Statement on Form S-3 with the SEC for the registration of the 1,785,715 common units into which the Class B units converted, and on August 17, 2007, the SEC declared the Registration Statement effective. In addition, the Registration Rights Agreement gives the Purchasers piggyback registration rights under certain circumstances. These registration rights are transferable to affiliates of the Purchasers and, in certain circumstances, to third parties.

  Class B Units Converted into Common Units

        On May 9, 2007, the Partnership issued and sold to the Purchasers 1,785,715 Class B units representing limited partner interests of the Partnership in a private placement for $50.0 million. After giving effect to a price reduction as discussed above, the purchase price for the Class B units was

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16.    Unitholders' Equity (Continued)

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

Note 17.    Related-Party Transactions

        The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with GPC, an affiliate of the Partnership, which extends through December 2013 with annual renewal options. The agreement is accounted for as an operating lease.

        The following provides future minimum payments at December 31, 2007, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2008	$7,262
2009	7,262
2010	7,262
2011	7,262
2012	7,262
Thereafter	7,262

Total	$43,572

        The expenses under this agreement totaled $8.3 million, $8.1 million, $5.9 million and $1.9 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively. These expenses include annual consumer price index adjustments of approximately $894,000, $752,000, $276,000 and $141,000 for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively. Deferred rent expense was approximately $121,000, $121,000, $92,000 and $29,000 for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively, as calculated under SFAS No. 13, "Accounting for Leases."

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 17.    Related-Party Transactions (Continued)

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $74,000, $78,000, $50,000 and $17,000 for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively. These affiliate charges were recorded in selling, general and administrative expenses in the accompanying statements of income. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2008.

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance Energy Corp. ("Alliance"), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 90% owned by members of the Slifka family. The income from these services was approximately $626,000, $757,000, $240,000 and $80,000 for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively. These intercompany fees were recorded as an offset to selling, general and administrative expenses in the accompanying statements of income. The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2008.

        The Partnership sells refined petroleum products to Alliance at arm's length and at prevailing market prices at the time of delivery. Sales to Alliance were $42.2 million, $18.9 million, $14.8 million and $3.8 million for the years ended December 31, 2007 and 2006 and for the periods from January 1, 2005 through October 3, 2005 and from October 4, 2005 through December 31, 2005, respectively.

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The expenses for the years ended December 31, 2007 and 2006 and for the period from October 4, 2005 through December 31, 2005, including payroll, payroll taxes and bonus accruals, were $29.0 million, $24.4 million and $6.1 million, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. See Note 12, Employee Benefit Plans with Related Party.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2007	2006
Receivables from Alliance	$3,926	$1,793
Receivables from GPC	64	81
Receivables from the General Partner(1)	318	114

Total	$4,308	$1,988

(1)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting

        The Partnership is a wholesale and commercial distributor of gasoline, distillates, and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

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

        The Commercial segment includes (i) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene and residual oil to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (ii) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock. Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer's designated location, typically hiring third-party common carriers to deliver the product.

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

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (Continued)

        Summarized financial information for the Partnership's reportable segments is presented in the table below (in thousands):

	Consolidated	Consolidated	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
Wholesale Segment:
Sales	$6,376,749	$4,071,608	$1,115,251	$2,507,622
Net product margin(1)
Distillates	$86,358	$58,285	$16,484	$25,461
Gasoline	11,463	22,812	2,372	11,602
Residual oil	23,667	20,896	7,096	15,794

Total	$121,488	$101,993	$25,952	$52,857

Commercial Segment:
Sales	$381,085	$400,810	$133,648	$289,337
Net product margin(1)	$11,485	$13,151	$3,368	$11,202
Combined sales and net product margin:
Sales	$6,757,834	$4,472,418	$1,248,899	$2,796,959

Net product margin(1)	$132,973	$115,144	$29,320	$64,059
Depreciation allocated to cost of sales	5,989	1,918	412	1,250

Combined gross profit:	$126,984	$113,226	$28,908	$62,809

(1)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $966.4 million, or 14.3% of the Partnership's total revenues and 15.2% of the Partnership's revenues from the wholesale segment. No single customer accounted for 10% or more of the Partnership's sales for the year ended December 31, 2006 or for the periods from January 1, 2005 through October 3, 2005 or from October 4, 2005 through December 31, 2005.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (Continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated/combined financial statements is as follows (in thousands):

	Consolidated	Consolidated	Successor	Predecessor
	Year Ended December 31, 2007	Year Ended December 31, 2006	October 4 through December 31, 2005	January 1 through October 3, 2005
Combined gross profit	$126,984	$113,226	$28,908	$62,809
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	45,537	43,027	10,515	29,932
Operating expenses	27,703	22,158	4,924	14,775
Amortization expense	2,250	1,528	389	1,234

Total operating costs and expenses	75,490	66,713	15,828	45,941

Operating income	51,494	46,513	13,080	16,868
Interest expense	(17,408)	(11,901)	(2,686)	(7,275)
Other income (expense), net	—	515	—	(900)
Gain on sale of investment	14,118	—	—	—
Income tax expense	(1,191)	(1,666)	(986)	—

Net income	$47,013	$33,461	$9,408	$8,693

        There were no foreign sales for the years ended December 31, 2007, 2006 and 2005. The Partnership has no foreign assets.

Note 19.    Legal Proceedings

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

  Environmental

        Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether ("MTBE") contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004,

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19.    Legal Proceedings (Continued)

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

        In November 2006, the EPA, Region III notified Global Companies LLC, as the operator of a petroleum marketing and bulk storage terminal in Macungie, Pennsylvania of EPA's intention to negotiate an AOC with Global Companies LLC and the previous owner and owners of an adjacent terminal, to investigate and remediate petroleum in the soil and groundwater at the two sites. The Partnership is currently conducting investigative drilling activities under this AOC but has no remediation responsibilities at this time. The Partnership does not believe its obligations under this AOC will have a material adverse effect on the Partnership.

        In connection with its May 2007 acquisition of ExxonMobil Corporation's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded an environmental reserve of approximately $8.0 million. NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan. Global Companies LLC prepared a response to NYDEC's comments. Subject to NYDEC's approval of the proposed remedial action plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with its November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the NYDEC with respect to both terminals. As a result, the Partnership recorded an environmental reserve of approximately $1.2 million. The remedial action plans submitted by ExxonMobil will be implemented by Global Companies LLC. The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 19.    Legal Proceedings (Continued)

  Other

        On September 15, 2005, the Office of the Attorney General of the Commonwealth of Massachusetts issued a Civil Investigative Demand to the Partnership in connection with an investigation of gasoline distributors and retailers in Massachusetts in the wake of Hurricane Katrina. The Partnership believes that the Attorney General's office has issued similar demands to other distributors and retailers. The Partnership has taken steps to comply with the demand. While the Partnership cannot predict the outcome of the investigation, it does not expect that the outcome will have a material adverse effect on the Partnership.

Note 20.    Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2007
Sales	$1,573,176	$1,384,090	$1,598,461	$2,202,107	$6,757,834
Gross Profit	$42,252	$21,622	$23,947	$39,163	$126,984
Net Income(1)	$32,875	$610	$2,530	$10,998	$47,013
Limited partners' interest in net income	$32,218	$599	$2,486	$10,807	$46,110
Net income per limited partner unit—basic and diluted(2)	$1.75	$(1.28)	$0.19	$0.72	$1.38
Cash distributions per limited partner unit(3)	$0.4550	$0.4650	$0.4725	$0.4800	$1.8725
	First	Second	Third	Fourth	Total
Year ended December 31, 2006
Sales	$1,351,023	$1,031,353	$995,834	$1,094,208	$4,472,418
Gross Profit	$32,217	$20,644	$25,721	$34,644	$113,226
Net Income	$12,688	$3,480	$6,234	$11,059	$33,461
Limited partners' interest in net income	$12,434	$3,410	$6,109	$10,839	$32,792
Net income per limited partner unit—basic and diluted(2)	$0.85	$0.30	$0.53	$0.78	$2.46
Cash distributions per limited partner unit(3)	$0.4111	$0.4250	$0.4375	$0.4450	$1.7186

(1)
Net income for the first quarter ended March 31, 2007 and for the year ended December 31, 2007 includes a gain of approximately $14.1 million recognized from the sale of the Partnership's investment in NYMEX Holdings, Inc. and related NYMEX seats. See Note 8.

(2)
See Note 2 for net income per limited partner unit calculation.

(3)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

Note 21.    Subsequent Events

        On February 14, 2008, the Partnership paid a cash distribution of approximately $6.5 million to its common and subordinated unitholders of record as of the close of business on February 5, 2008.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006 AND
FOR THE PERIODS FROM JANUARY 1, 2005 THROUGH OCTOBER 3, 2005 AND FROM OCTOBER 4, 2005 THROUGH DECEMBER 31, 2005
In thousands

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2007 (Successor)
Allowance for doubtful accounts—accounts receivable	$2,756	$330	$8	$(444)	$2,650
Year ended December 31, 2006 (Successor)
Allowance for doubtful accounts—accounts receivable	$2,084	$690	$42	$(60)	$2,756
October 4, 2005 to December 31, 2005 (Successor)
Allowance for doubtful accounts—accounts receivable	$2,006	$128	$7	$(57)	$2,084
January 1, 2005 to October 3, 2005 (Predecessor)
Allowance for doubtful accounts—accounts receivable	$1,862	$207	$35	$(98)	$2,006

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	First Amended and Restated Agreement of Limited Partnership of Global Partners LP dated October 4, 2005 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 11, 2005).
3.2	—
Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.1	—	Form of Senior Indenture for Senior Debt Securities (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 filed on April 3, 2007).
4.2	—	Form of Subordinated Indenture for Subordinated Debt Securities (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Form S-3 filed on April 3, 2007).
4.3	—
Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.4	—
Class B Unit Purchase Agreement, dated March 17, 2007, by and among Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on August 6, 2007).
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
10.9^	—
Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.10	—
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
10.11^	—
Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.12^	—
Deferred Compensation Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2007).
10.13	—
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
10.14	—
Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.15	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LL) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.16	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.17	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).

10.18	—
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
10.19	—
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
10.20	—
Sixth Amendment to Credit Agreement, dated as of November 29, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2007).
10.21*	—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^
Management contract or compensatory plan or arrangement.

*
Filed herewith.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

QuickLinks

TABLE OF CONTENTS
Forward-Looking Statements
Available Information
PART I
  Items 1. and 2. Business and Properties.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Report of Independent Registered Public Accounting Firm
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
Summary Compensation Table
Pension Benefits at December 31, 2007
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
GLOBAL PARTNERS LP CONSOLIDATED BALANCE SHEETS (In thousands, except unit data)
GLOBAL PARTNERS LP CONSOLIDATED/COMBINED STATEMENTS OF INCOME (In thousands, except per unit data)
GLOBAL PARTNERS LP CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS (In thousands)
GLOBAL PARTNERS LP CONSOLIDATED/COMBINED STATEMENTS OF PARTNERS'/MEMBERS' EQUITY (In thousands)
GLOBAL PARTNERS LP NOTES TO FINANCIAL STATEMENTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS GLOBAL PARTNERS LP FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006 AND FOR THE PERIODS FROM JANUARY 1, 2005 THROUGH OCTOBER 3, 2005 AND FROM OCTOBER 4, 2005 THROUGH DECEMBER 31, 2005 In thousands
INDEX TO EXHIBITS