Form 10-Q
period 2008-03-31
GLOBAL PARTNERS LP
filed 2008-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of May 6, 2008.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,524	$2,110
Accounts receivable, net	370,313	439,165
Accounts receivable—affiliates	3,034	4,308
Inventories	328,736	484,259
Brokerage margin deposits	16,151	12,545
Fair value of forward fixed price contracts	231	742
Prepaid expenses and other current assets	22,850	17,736
Total current assets	744,839	960,865
Property and equipment, net	162,150	161,734
Intangible assets, net	33,486	34,168
Other assets	2,339	2,460
Total assets	$942,814	$1,159,227

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$292,716	$371,341
Revolving line of credit—current portion	218,200	304,800
Environmental liabilities—current portion	876	876
Note payable, other	1,156	1,239
Accrued expenses and other current liabilities	51,040	69,762
Obligations on forward fixed price contracts and other derivatives	6,918	41,892
Total current liabilities	570,906	789,910
Revolving line of credit—less current portion	190,200	190,200
Environmental liabilities—less current portion	8,323	8,340
Accrued pension benefit cost	6,101	5,236
Deferred compensation	1,527	1,481
Other long-term liabilities	6,086	3,709
Total liabilities	783,143	998,876

Partners’ equity
Common unitholders (7,428,139 units issued and outstanding at March 31, 2008 and December 31, 2007)	166,718	165,330
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2008 and December 31, 2007)	(1,211)	(2,116)
General partner interest (230,303 equivalent units outstanding at March 31, 2008 and December 31, 2007)	(160)	(147)
Accumulated other comprehensive loss	(5,676)	(2,716)
Total partners’ equity	159,671	160,351
Total liabilities and partners’ equity	$942,814	$1,159,227

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Sales	$2,720,992	$1,573,176
Cost of sales	2,685,376	1,530,924
Gross profit	35,616	42,252

Costs and operating expenses:
Selling, general and administrative	11,073	13,406
Operating expenses	9,025	5,890
Amortization expenses	724	358
Total costs and operating expenses	20,822	19,654

Operating income	14,794	22,598

Interest expense	(6,030)	(3,316)
Gain on sale of investment	—	14,118

Income before income tax expense	8,764	33,400

Income tax expense	(145)	(525)

Net income	8,619	32,875

Less: General partner’s interest in net income	(149)	(657)

Limited partners’ interest in net income	$8,470	$32,218

Net income per limited partner unit, basic and diluted(1)	$0.63	$1.75

Weighted average limited partners’ units outstanding, basic and diluted	13,071	11,285

(1)   See Note 2 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$8,619	$32,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,492	1,164
Amortization of deferred financing fees	190	105
Loss (gain) on disposition of property and equipment and other	1	(1)
Stock-based compensation expense	195	—
Gain on sale of investment	—	(14,118)
Changes in operating assets and liabilities:
Accounts receivable	68,852	(35,852)
Accounts receivable – affiliate	1,274	138
Inventories	155,523	145,759
Broker margin deposits	(3,606)	(753)
Prepaid expenses, all other current assets and other assets	(5,334)	8,714
Accounts payable	(78,625)	(49,329)
Income taxes payable	109	(1,051)
Change in fair value of forward fixed price contracts	(34,463)	66,172
Accrued expenses and all other current liabilities	(18,410)	(13,095)
Net cash provided by operating activities	97,817	140,728

Cash flows from investing activities
Terminal pre-acquisition deposit and other costs	—	(4,708)
Proceeds from sale of investment	—	15,262
Capital expenditures	(3,195)	(841)
Proceeds from sale of property and equipment	9	2
Net cash (used in) provided by investing activities	(3,186)	9,715

Cash flows from financing activities
Payments on credit facilities, net	(86,600)	(147,000)
Payments on note payable, other	(83)	(78)
Distributions to partners	(6,534)	(5,239)
Net cash used in financing activities	(93,217)	(152,317)

Increase (decrease) in cash and cash equivalents	1,414	(1,874)
Cash and cash equivalents at beginning of period	2,110	3,861
Cash and cash equivalents at end of period	$3,524	$1,987

Supplemental information
Cash paid during the period for interest	$6,237	$3,422

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance December 31, 2007	$165,330	$(2,116)	$(147)	$(2,716)	$160,351
Stock-based compensation expense	195	—	—	—	195
Distributions to partners	(3,621)	(2,751)	(162)	—	(6,534)
Comprehensive income:
Net income	4,814	3,656	149	—	8,619
Other comprehensive income:
Change in fair value of interest rate collar	—	—	—	(2,396)	(2,396)
Change in pension liability	—	—	—	(564)	(564)
Total comprehensive income	—	—	—	—	5,659
Balance March 31, 2008	$166,718	$(1,211)	$(160)	$(5,676)	$159,671

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Partnership’s 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed in Note 11) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 61,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2008.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net Income Per Limited Partner Unit

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

The following sets forth the net income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended
	March 31,
	2008	2007

Net income	$8,619	$32,875
Less: General Partner’s general partner interest(1)	(149)	(657)
Net income available to limited partners	8,470	32,218
Dilutive impact of theoretical distribution of earnings	(239)	(12,405)
Net income available to limited partners under EITF 03-06	$8,231	$19,813

Per unit data:
Net income available to limited partners	$0.65	$2.85
Dilutive impact of theoretical distribution of earnings	(0.02)	(1.10)
Net income available to limited partners under EITF 03-06	$0.63	$1.75

Weighted average limited partner units outstanding	13,071	11,285

(1)  Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the three months ended March 31, 2008.  For the three months ended March 31, 2007, the general partner interest was 2%.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net Income Per Limited Partner Unit (continued)

On January 24, 2008, the board of directors of the Partnership’s General Partner declared a quarterly distribution of $0.4875 per unit for the period from October 1, 2007 through December 31, 2007.  On April 23, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008.  These declared cash distributions resulted in incentive distributions to the Partnership’s General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 8, “Cash Distributions” for further information.  During the three months ended March 31, 2007, the board did not declare cash distributions that resulted in incentive distributions to the General Partner.

Note 3.       Inventories

The Partnership hedges substantially all of its inventory purchases through futures contracts and swap agreements.  Hedges are executed when inventory is purchased and are identified with that specific inventory.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Distillates: home heating oil, diesel and kerosene	$149,251	$344,984
Residual oil	52,163	50,054
Gasoline	91,830	71,916
Blend stock	35,492	17,305
Total	$328,736	$484,259

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $45.2 million and $36.8 million at March 31, 2008 and December 31, 2007, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $23.8 million and $11.1 million at March 31, 2008 and December 31, 2007, respectively.  Exchange transactions are valued using current quoted market prices.

Note 4.       Derivative Financial Instruments

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

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at March 31, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.       Derivative Financial Instruments (continued)

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized currently in earnings.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.

The composition and fair value of derivative instruments relating to forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Futures contracts	$(6,340)	$(37,355)
Swaps, options and other, net	(347)	(3,795)
Total	$(6,687)	$(41,150)

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $16.1 million and $12.5 million at March 31, 2008 and December 31, 2007, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange (“NYMEX”) derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is presented on a net basis on the consolidated balance sheets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.       Derivative Financial Instruments (continued)

Interest Rate Hedge

The Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, the Partnership established a minimum floor rate of 3.75%.  As of March 31, 2008, the three-month LIBOR rate of 3.1% was lower than the floor rate.  As a result, the Partnership will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $89,000 and was recorded in accrued expenses and other current liabilities on the accompanying balance sheet.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and is accounted for under the provisions of SFAS No. 133.  As of March 31, 2008, the change in fair value of the collar was a liability of approximately $2.4 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  There was no ineffectiveness related to the collar as of March 31, 2008.

Note 5.       Debt

The Partnership has a senior secured credit agreement (the “Credit Agreement”) with total available commitments of $750.0 million.  There are three facilities under the Credit Agreement:

•     a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30;

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

Borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bear interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rate for the three months ended March 31, 2008 was approximately 4.6%.  In addition, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings (see Note 4 for further discussion on the interest rate collar).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.       Debt (continued)

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its revolving line of credit as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the revolving line of credit was $190.2 million at March 31, 2008 and at December 31, 2007, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its revolving line of credit as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the revolving line of credit was approximately $218.2 million and $304.8 million at March 31, 2008 and December 31, 2007, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2008, the Partnership had total borrowings outstanding under the Credit Agreement of $408.4 million and outstanding letters of credit of $81.9 million.  The total remaining availability for borrowings and letters of credit at March 31, 2008 was $259.7 million.

The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner.  The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

The Credit Agreement imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with these covenants at March 31, 2008.

The Credit Agreement requires that in each calendar year, the outstanding amount under the working capital revolving credit facility must be equal to or less than $130.0 million for a period of ten consecutive calendar days.

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

Note 6.       Employee Benefit Plan with Related Party

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

	Three Months Ended
	March 31,
	2008	2007

Service cost	$265	$204
Interest cost	200	163
Expected return on plan assets	(165)	(158)
Net periodic benefit cost	$300	$209

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.       Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million for each of the three months ended March 31, 2008 and 2007.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,468 and $18,000 for the three months ended March 31, 2008 and 2007, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy Corp. (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 90% owned by members of the Slifka family.  The income from these services was approximately $216,504 and $132,000 for the three months ended March 31, 2008 and 2007, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $5.8 million for each of the three months ended March 31, 2008 and 2007.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended March 31, 2008 and 2007, including payroll, payroll taxes and bonus accruals, were $7.7 million and $8.3 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31, 2008	December 31, 2007

Receivables from Alliance	$2,409	$3,926
Receivables from GPC	364	64
Receivables from the General Partner (1)	261	318
Total	$3,034	$4,308

(1)    Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.       Cash Distributions

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

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2008 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
02/14/08(1)	$0.4875	$3,621	$2,751	$112	$50	$6,534

(1)    This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2007.  As a result, the General Partner received this incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.       Cash Distributions (continued)

In addition, on April 23, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008 ($1.95 per unit on an annualized basis) to the Partnership’s common and subordinated unitholders of record as of the close of business May 6, 2008.  This distribution resulted in the Partnership reaching its second target distribution for the quarter ended March 31, 2008.

Note 9.       Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock.  Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.       Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Wholesale Segment:
Sales	$2,596,835	$1,440,610
Net product margin (1)
Distillates	$23,092	$26,741
Gasoline	8,544	1,618
Residual oil	3,896	9,884
Total	$35,532	$38,243
Commercial Segment:
Sales	$124,157	$132,566
Net product margin (1)	$2,606	$4,600
Combined sales and net product margin:
Sales	$2,720,992	$1,573,176
Net product margin (1)	$38,138	$42,843
Depreciation allocated to cost of sales	2,522	591
Combined gross profit	$35,616	$42,252

(1)    Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Combined gross profit	$35,616	$42,252
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	11,073	13,406
Operating expenses	9,025	5,890
Amortization expenses	724	358
Total operating costs and expenses	20,822	19,654
Operating income	14,794	22,598
Interest expense	(6,030)	(3,316)
Gain on sale of investment	—	14,118
Income tax expense	(145)	(525)
Net income	$8,619	$32,875

There were no foreign sales for the three months ended March 31 2008 and 2007.  The Partnership has no foreign assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.     Investment in Equity Securities

The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the consolidated statement of income for the three months ended March 31, 2007.

Note 11.     Unitholders’ Equity

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

Note 12.     Environmental Liabilities

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.     Environmental Liabilities (continued)

In connection with the November 2007 acquisition of ExxonMobil Oil Corporation’s (“ExxonMobil”)  Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the NYDEC with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million of which $0.4 million was recorded as a current liability and $0.8 million was recorded as a long-term liability on the accompanying consolidated balance sheet at March 31, 2008.  The remedial action plans submitted by ExxonMobil will be implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to the New York Department of Environmental Conservation (“NYDEC”) with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which $0.5 million was recorded as a current liability and $7.5 million was recorded as a long-term liability on the accompanying consolidated balance sheet at March 31, 2008.  NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan.  Global Companies LLC prepared a response to NYDEC’s comments.  Subject to NYDEC’s approval of the proposed remedial action plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the “Global Macungie Terminal”), the Partnership assumed certain existing environmental liabilities at the terminal.  The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time.  The Partnership also executed an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency, Region III (“EPA, Region III”) requiring certain investigatory activities at the Global Macungie Terminal.  Although the Partnership cannot predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it.  Furthermore, the Partnership does not believe that compliance with the terms of the AOC executed by it will result in material costs or have a material impact on the Partnership’s operations.

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

Note 13.     Long-Term Incentive Plan

In October 2005, the General Partner adopted a Long-Term Incentive Plan (“LTIP”) whereby 564,242 common units were authorized for issuance.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights (“DERs”).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.     Long-Term Incentive Plan (continued)

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

SFAS No. 123(R) requires compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, to be recognized over the requisite service period.  The requisite service period for the Partnership is from August 14, 2007, the grant date, through December 31, 2009 (the “Requisite Service Period”).  The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the Requisite Service Period on a straight-line basis.  In accordance with SFAS No. 123(R), the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service and performance history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

For the three months ended March 31, 2008, the Partnership recorded compensation expense of approximately $0.2 million which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2008 is approximately $1.4 million and is expected to be recognized ratably over the remaining Requisite Service Period.  The Company recorded no unit-based compensation for the three months ended March 31, 2007 as no other awards of any kind had been granted under the LTIP during that period.

Note 14.     Fair Value Measurements

On January 1, 2008, the Partnership adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and financial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Partnership’s fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2	—

Inputs other than the quoted prices in active markets that are observable for assets or liabilities, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3	—	Unobservable inputs based on the entity’s own assumptions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.     Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value
	March 31,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Assets:
NYMEX contracts	$4,531	$4,531	$—	$—
Hedged inventories	243,177	—	243,177	—
Fair value of forward fixed price contracts	231	—	231	—
Swap agreements and options	1,434	509	925	—
Total assets	$249,373	$5,040	$244,333	$—

Liabilities:
Obligations on forward fixed price contracts	$6,918	$—	$6,918	$—
Swap agreements	272	—	272	—
Interest rate collar	3,725	—	3,725	—
Total liabilities	$10,915	$—	$10,915	$—

Note 15.     Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157.  This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  The Partnership is in the process of evaluating the impact of SFAS No. 157 on its non-recurring fair value measurements.  The Partnership adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial statements.  See Note 14.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides entities with an option to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Partnership adopted SFAS No. 159 on January 1, 2008 and elected not to use the fair value option for its existing financial assets and liabilities and, therefore, the adoption of SFAS No. 159 did not have any impact on the Partnership’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008.  The Partnership is in the process of evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.     Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”) which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008.  The Partnership is in the process of evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In March 2008, the Emerging Issues Task Force approved consensus on EITF Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-04”) which specifies the treatment of earnings per unit calculations when incentive distributions rights exist in master limited partnerships.  Under EITF 07-04, when earnings exceed cash distributions, undistributed earnings are to be allocated to the general partner, limited partners and holders of the incentive distribution rights based on the distribution formula for available cash set forth in the partnership agreement.  Conversely, when cash distributions exceed earnings, net income (or loss) would be reduced (or increased) by distributions to the general partner, limited partners and holders of incentive distribution rights.  The excess of distributions over earnings would be allocated to the general partner and limited partners based on their respective sharing of losses set forth in the partnership agreement.  EITF 07-04 will be effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively.  The Partnership is in the process of evaluating the impact of EITF 07-04 on its computation of earnings per unit.

Note 16.     Subsequent Event

The board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from January 1, 2008 through March 31, 2008.  On May 15, 2008, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 6, 2008.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three months ended March 31, 2008, we sold approximately $2.7 billion of refined petroleum products and small amounts of natural gas.

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

Products and Operational Structure

Our products include gasoline, distillates and residual oil.  We sell gasoline to unbranded retail gasoline stations and other resellers of transportation fuels.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

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

Our business activities are substantially comprised of purchasing, storing, terminalling and selling refined petroleum products.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backwardated market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information related to commodity risk.

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

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales include sales of unbranded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products and natural gas that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

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

Selling, General and Administrative Expenses

Our SG&A expenses include marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses.  Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, benefits and pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.

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

Adjusted Net Income Per Diluted Limited Partner Unit

We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net income per diluted limited partner unit is defined as net income after adding back the theoretical amount allocated to the general partner’s interest as provided under EITF 03-06, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.  Net income per diluted limited partner unit as dictated by EITF 03-06 is theoretical and pro forma in nature and does not reflect the economic probabilities of whether earnings for an accounting period would or could be distributed to unitholders.  The partnership agreement does not provide for the quarterly distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of sufficient cash reserves required to operate our business.  Accordingly, the distributions we historically paid and will pay in future periods are not impacted by net income per diluted limited partner unit as dictated by EITF 03-06.  Adjusted net income per diluted limited partner unit is a non-GAAP financial measure and should not be considered as an alternative to net income per diluted limited partner unit or any other measure of financial performance presented in accordance with GAAP.  In addition, our adjusted net income per diluted limited partner unit may not be comparable to the adjusted net incomer per diluted limited partner unit or similarly titled measure of other companies.

EBITDA, Adjusted EBITDA and Net Income as Adjusted for One-time Gains

EBITDA, adjusted EBITDA and net income as adjusted for one-time gains are used as supplemental financial measures by management and external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment in the first quarter of 2007 (see Note 10 of Notes to Consolidated Financial Statements).  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we have generated sufficient cash flow on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow reflects the exclusion of the $14.1 million gain on investment in the first quarter of 2007 (see Note 10 of Notes to Consolidated Financial Statements).  Distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with

GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measure of other companies.

Three Months Ended March 31, 2008 and 2007

In the first quarter of 2008, we experienced the following events which, we believe, led to a significant negative impact on our results of operations:

1.    Refined petroleum product prices continued to rise which we believe contributed to:

•     the conversion by end users to other products (primarily natural gas) from residual fuel and heating oil;

•     energy conservation; and

•     shifts to more fuel-efficient, hybrid or alternative fuel vehicles and changes in driving habits.

2.    Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

3.    Temperatures for the first quarter of 2008 were warmer than normal and warmer than the first quarter of 2007.

4.    We had fewer fixed priced sales of heating oil in the first quarter of 2008 than in comparable prior periods.

5.    The opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

6.    Temporary logistical supply issues related to rail capacity continued into the first quarter of 2008 which adversely affected the performance of our Burlington, Vermont facility.

During the first quarter ended March 31, 2008, we experienced higher sales volumes and higher revenues, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil.  Refined petroleum product and natural gas prices rose during the three months ended March 31, 2008 compared to the same period in 2007.  Specifically, prices for gasoline, heating oil, residual oil and natural gas increased 24%, 62%, 59% and 30%, respectively, compared to the same period in 2007.  Temperatures were 6% warmer than normal and 7% warmer than last year as measured by aggregate heating degree days.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars and gallons in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2008	2007

Net income as adjusted for one-time gains (1)	$8,619	$18,757

Adjusted net income per diluted limited partner unit (2)	$0.65	$2.85

Adjusted EBITDA (3)	$18,476	$23,867

Distributable cash flow (4)	$11,809	$19,259

Wholesale Segment:
Volume (gallons)	1,002,323	810,822
Sales	$2,596,835	$1,440,610
Net product margin (5)
Distillates	$23,092	$26,741
Gasoline	8,544	1,618
Residual oil	3,896	9,884
Total	$35,532	$38,243
Commercial Segment:
Volume (gallons)	61,811	95,550
Sales	$124,157	$132,566
Net product margin (5)	$2,606	$4,600
Combined sales and net product margin:
Sales	$2,720,992	$1,573,176
Net product margin (5)	$38,138	$42,843
Depreciation allocated to cost of sales	2,522	591
Combined gross profit	$35,616	$42,252

Weather conditions:
Normal heating degree days	2,901	2,870
Actual heating degree days	2,728	2,918
Variance from normal heating degree days	(6)%	2%
Variance from prior period actual heating degree days	(7)%	11%

(1)    Net income as adjusted for one-time gains is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure.

(2)    Adjusted net income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure.

(3)    Adjusted EBITDA is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of adjusted EBITDA to the most directly comparable GAAP financial measures.

(4)    Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)    Net product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended
	March 31,
	2008	2007
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$8,619	$32,875
Gain on sale of investment	—	(14,118)
Net income as adjusted for one-time gains	$8,619	$18,757

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended
	March 31,
	2008	2007
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06	$0.63	$1.75
Dilutive impact of theoretical distribution of earnings under EITF 03-06	0.02	1.10
Adjusted net income per diluted limited partner unit	$0.65	$2.85

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$8,619	$32,875
Depreciation and amortization	3,682	1,269
Interest expense	6,030	3,316
Income tax expense	145	525
EBITDA	18,476	37,985
Gain on sale of investment	—	(14,118)
Adjusted EBITDA	$18,476	$23,867

Reconciliation of cash flow provided by operating activities to EBITDA and adjusted EBITDA:
Cash flow provided by operating activities	$97,817	$140,728
Net changes in operating assets and liabilities	(85,516)	(106,584)
Interest expense	6,030	3,316
Income tax expense	145	525
EBITDA	18,476	37,985
Gain on sale of investment	—	(14,118)
Adjusted EBITDA	$18,476	$23,867

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Reconciliation of net income to distributable cash flow:
Net income	$8,619	$32,875
Depreciation and amortization	3,682	1,269
Gain on sale of investment	—	(14,118)
Maintenance capital expenditures	(492)	(767)
Distributable cash flow	$11,809	$19,259

Reconciliation of cash flow provided by operating activities to distributable cash flow:
Cash flow provided by operating activities	$97,817	$140,728
Net changes in operating assets and liabilities	(85,516)	(106,584)
Gain on sale of investment	—	(14,118)
Maintenance capital expenditures	(492)	(767)
Distributable cash flow	$11,809	$19,259

Consolidated Results

Our total sales for the first quarter of 2008 increased by $1,147.8 million, or 73%, to $2,721.0 million compared to $1,573.2 million for the same period in 2007.  The increase was driven primarily by higher refined petroleum product prices for the three months ended March 31, 2008 compared to the same period in 2007 and our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Glenwood Landing and Inwood, New York in November 2007.  Our aggregate volume of product sold increased by approximately 158 million gallons, or 17%, to 1,064 million gallons.  The increase in volume primarily includes increases of approximately 176 million and 11 million in gasoline and distillates, respectively, mostly due to our 2007 terminal acquisitions.  The increase in volume was offset by a 28 million gallon decrease in residual oil, primarily due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.  The number of actual heating degree days decreased 7% to 2,728 compared with 2,918 for the quarters ended March 31, 2008 and 2007, respectively.  Our gross profit for the first quarter of 2008 was $35.6 million, a decrease of $6.6 million, or 16%, compared to $42.2 million for the same period in 2007.  The decrease was primarily due to lower net product margins in distillates and residual oil and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our 2007 terminal acquisitions.  The decrease was partially offset by a higher net product margin in our Wholesale segment for gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended March 31, 2008 were $1,603.4 million compared to $1,048.8 million for the three months ended March 31, 2007.  The increase of $554.6 million, or 53%, was due to increases in refined petroleum product prices and volume sold for the three months ended March 31, 2008 compared to the same period in 2007.  We attribute the increase in volume sold primarily to our 2007 terminal acquisitions.  Although we experienced increases in distillate sales and volume sold, these results were negatively impacted by the higher price for heating oil compared to the price of natural gas, warmer temperatures, meaningful energy conservation and unfavorable forward pricing.  Primarily due to these same factors, our net product margin contribution from distillate sales decreased by $3.6 million, or 14%, to $23.1 million for the three months ended March 31, 2008 compared to the same period in 2007.

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2008 were $975.1 million compared to $381.3 million for the same period in 2007.  The increase of $593.8 million, or 156%, was due primarily to our 2007 terminal acquisitions, an increase in gasoline volume sold and higher prices.  Our net product margin from gasoline sales increased by $6.9 million to $8.5 million for the three months ended March 31, 2008 compared to the same period in 2007, primarily attributable to our 2007 terminal acquisitions.  Although we experienced increases in gasoline sales, volume sold and net product margin, these results were negatively impacted by: i) shifts to more fuel-efficient, hybrid or alternative fuel vehicles and changes in driving habits; ii) the opportunistic conversion of certain gasoline markets to ethanol which put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted; and iii)  the temporary logistical supply issues related to rail capacity which adversely affected the performance of our Burlington, Vermont facility.  We have since successfully completed the conversion to ethanol at our facilities which are now fully operational and full rail service to our Burlington, Vermont facility has resumed.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2008 were $18.3 million compared to $10.6 million for the three months ended March 31, 2007.  The increase of $7.7 million, or 73%, was primarily due to an increase in refined petroleum product prices.  Our net product margin contribution from residual oil sales decreased by $6.0 million, or 61%, to $3.9 million for the three months ended March 31, 2008 compared to the same period in 2007 due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 71% and 80% of total commercial volume sold for the three months ended March 31, 2008 and 2007, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended March 31, 2008 decreased by 24% compared to the same period in 2007 due to a 49% decrease in volume sold.  We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our territory.  Specifically, for the three months ended March 31, 2008 compared to the same period in 2007, prices for heating oil and residual oil increased 62% and 59%, respectively, while the price for natural gas increased 30%.

Selling, General and Administrative Expenses

SG&A expenses decreased by $2.3 million, or 17%, to $11.1 million for the three months ended March 31, 2008 compared to $13.4 million for the same period in 2007.  The decrease was primarily due to decreases of $2.5 million in accrued bonuses, $0.2 million in professional fees, $0.2 million in legal fees as a result of reimbursements from insurance carriers for previously expensed legal fees and $0.3 million in other SG&A expenses, offset by increases of $0.7 million in salaries, partly due to additional employees to support our terminal acquisitions, and $0.2 million in compensation cost on our long-term incentive plan.

Operating Expenses

Operating expenses increased by $3.1 million, or 53%, to $9.0 million for the three months ended March 31, 2008 compared to $5.9 million for the same period in 2007.  The increase was primarily due to $1.4 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, $1.2 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007, $0.3 million in costs associated with our leased terminal in Providence, Rhode Island and $0.2 million in other operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2008 increased by $2.7 million, or 82%, to $6.0 million compared to $3.3 million for the same period in 2007.  We attribute the increase primarily to increased refined petroleum product prices which resulted in higher average balances on our working capital credit facility that were required to carry higher average balances on inventories and accounts receivable.  In addition, we had increased borrowings on our working capital and acquisition facilities to fund our 2007 terminal acquisitions.

Gain on Sale of Investment

In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $2.9 million to $173.9 million at March 31, 2008 compared to $171.0 million at December 31, 2007.

On February 14, 2008, we paid a cash distribution of approximately $6.5 million for the fourth quarter of 2007 to our common and subordinated unitholders of record as of the close of business February 5, 2008.  On April 23, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business May 6, 2008.  We expect to pay the cash distribution of approximately $6.5 million on May 15, 2008.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $0.5 million and $0.8 million in maintenance capital expenditures for the three months ended March 31, 2008 and 2007, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We generally fund our expansion capital expenditures through our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $2.7 million and $74,000 in expansion capital expenditures for the three months ended March 31, 2008 and 2007, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, to increase our operating capacity and capabilities.  Specifically, for the three months ended March 31, 2008, expansion capital expenditures included $1.4 million in expenditures related to construction in process on our newly leased terminal in Providence, Rhode Island and $1.3 million in other expansion capital expenditures which, in part, included some investments we made in our information technology infrastructure to maintain uniformity among all our locations as we acquired assets.  For example, we are implementing an enterprise-wide system that provides improved access to information about inventory, pricing and sales by location.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$97,817	$140,728
Net cash (used in) provided by investing activities	$(3,186)	$9,715
Net cash used in financing activities	$(93,217)	$(152,317)

Cash flow from operating activities generally reflects the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash provided by operating activities decreased by $42.9 million for the three months ended March 31, 2008 compared to the same period in 2007 and was primarily reflected by the following (i) the $24.3 million decrease in net income offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats in the first quarter of 2007; (ii) changes of $104.7 million in accounts receivable and $9.8 million in inventories, offset by changes of $29.3 million in accounts payable and $5.3 million in accrued expenses and other current liabilities, primarily the result of our 2007 terminal acquisitions and increases in refined petroleum product prices year over year, and $14.0 million in prepaid expenses and (iii) a $100.6 million change in the fair value of our forward fixed price contracts and other derivatives.  For the three months ended March 31, 2008, contracts supporting our forward fixed price hedge program required margin payments of approximately $34.5 million to the Mercantile Exchange due to market direction while for the three months ended March 31, 2007, similar hedging activity provided funds of approximately $66.2 million.

Net cash used in investing activities increased by $12.9 million for the three months ended March 31, 2008 compared to the same period in 2007 and included $3.2 million in total capital expenditures comprised of $0.5 million in maintenance capital expenditures and $2.7 million in expansion capital expenditures ($1.4 million related to construction in process on our leased terminal in Providence, Rhode Island and $1.3 million in other expansion capital expenditures).  Comparatively, for the three months ended March 31, 2007, we had proceeds of $15.3 million from the sale of our investment NYMEX Holdings, Inc. and related seats, offset by a $4.7 million pre-acquisition deposit and $0.8 million in total capital expenditures.

Net cash used in financing activities decreased by $59.1 million for the three months ended March 31, 2008 compared to the same period in 2007 and included net payments on our credit facilities of $86.6 million and $6.5 million in cash distributions to our common and subordinated unitholders.  Comparatively, for the three months ended March 31, 2007, we paid $147.0 million on our credit facilities and $5.2 million in cash distributions.

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

Borrowings under our working capital revolving credit, acquisition and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rate for the three months ended March 31, 2008 was approximately 4.6%.  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the credit agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.

As of March 31, 2008, we had total borrowings outstanding under our credit agreement of $408.4 million and outstanding letters of credit of $81.9 million.  The total remaining availability for borrowings and letters of credit at March 31, 2008 was $259.7 million.

The credit agreement imposes covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  We were in compliance with all covenants at March 31, 2008.

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

The credit agreement limits distributions to our unitholders to available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility.  The revolving credit facility is subject to an annual “clean-down” period, requiring us to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.

Our obligations under the Credit Agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates under different assumptions or conditions.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as discussed in Notes 14 and 15 of Notes to Consolidated Financial Statements related to the adoption of SFAS No. 157, there have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 15 of Notes to Consolidated Financial Statements.

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

Borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bear interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  The average interest rate for the three months ended March 31, 2008 was approximately 4.6%.  As of March 31, 2008, we had total borrowings outstanding under the credit agreement of $408.4 million and outstanding letters of credit of $81.9 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the contract, we capped our exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, we established a minimum floor three-month LIBOR rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  As of March 31, 2008, the three-month LIBOR rate of 3.1% was lower than the floor rate.  As a result, we will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $89,000.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133, as amended (see Note 4 of Notes to Consolidated Financial Statements).

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies.  Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit.  While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

At March 31, 2008, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

Gain (loss):

	Fair Value at March 31, 2008	Effect of 10% Price Increase

NYMEX contracts	$4,530	$(6,880)
Swaps, options and other, net	675	(3,885)
	$5,205	$(10,765)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2008.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $16.1 million at March 31, 2008.

We are exposed to credit loss in the event of nonperformance by counterparties of futures contracts, forward contracts and swap agreements, but do not anticipate nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  We utilize primarily one clearing broker, a major financial institution, for all NYMEX derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the fiscal quarter ended March 31, 2008.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described in our Annual Report on Form 10-K for the year ended December 31, 2007, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A.     Risk Factors

There have been no material changes to the Risk Factors disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.        Exhibits

3.1	—

Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).

3.2	—

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated April 14, 2008 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2008).

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

GLOBAL PARTNERS LP

	By:	Global GP LLC,
its general partner

Dated: May 9, 2008		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2008		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—

Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).

3.2	—

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated April 14, 2008 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2008).

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