Form 10-Q
period 2008-06-30
GLOBAL PARTNERS LP
filed 2008-08-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of August 5, 2008.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,420	$2,110
Accounts receivable, net	402,035	439,165
Accounts receivable—affiliates	5,198	4,308
Inventories	487,411	484,259
Brokerage margin deposits	15,487	12,545
Fair value of forward fixed price contracts	1,432	742
Prepaid expenses and other current assets	22,818	17,736
Total current assets	936,801	960,865
Property and equipment, net	161,587	161,734
Intangible assets, net	32,809	34,168
Other assets	2,228	2,460
Total assets	$1,133,425	$1,159,227

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$330,982	$371,341
Working capital revolving credit facility—current portion	195,740	304,800
Environmental liabilities—current portion	876	876
Note payable, other	—	1,239
Accrued expenses and other current liabilities	71,049	69,762
Obligations on forward fixed price contracts and other derivatives	35,092	41,892
Total current liabilities	633,739	789,910
Working capital revolving credit facility—less current portion	254,160	119,000
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	8,281	8,340
Accrued pension benefit cost	6,618	5,236
Deferred compensation	1,574	1,481
Other long-term liabilities	3,712	3,709
Total liabilities	979,284	998,876

Partners’ equity
Common unitholders (7,428,139 units issued and outstanding at June 30, 2008 and December 31, 2007)	162,592	165,330
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2008 and December 31, 2007)	(4,494)	(2,116)
General partner interest (230,303 equivalent units outstanding at June 30, 2008 and December 31, 2007)	(344)	(147)
Accumulated other comprehensive loss	(3,613)	(2,716)
Total partners’ equity	154,141	160,351
Total liabilities and partners’ equity	$1,133,425	$1,159,227

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	$2,297,709	$1,384,090	$5,018,701	$2,957,266
Cost of sales	2,275,036	1,362,468	4,960,412	2,893,392
Gross profit	22,673	21,622	58,289	63,874

Costs and operating expenses:
Selling, general and administrative expenses	10,182	11,458	21,255	24,864
Operating expenses	8,771	6,310	17,796	12,200
Amortization expenses	737	358	1,461	716
Total costs and operating expenses	19,690	18,126	40,512	37,780

Operating income	2,983	3,496	17,777	26,094

Interest expense	(4,087)	(2,523)	(10,117)	(5,839)
Gain on sale of investment	—	—	—	14,118

(Loss) income before income tax expense	(1,104)	973	7,660	34,373

Income tax expense	(150)	(363)	(295)	(888)

Net (loss) income	(1,254)	610	7,365	33,485

Less: General partner’s interest in net (loss) income	22	(11)	(127)	(668)

Limited partners’ interest in net (loss) income	$(1,232)	$599	$7,238	$32,817

Net (loss) income per limited partner unit, basic and diluted(1)	$(0.09)	$(1.28)	$0.54	$0.47

Weighted average limited partners’ units outstanding, basic and diluted	13,071	12,325	13,071	11,808

(1)      See Note 2 for net (loss) income per limited partner unit calculation.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$7,365	$33,485
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,111	3,126
Amortization of deferred financing fees	381	210
Loss (gain) on disposition of property and equipment and other	6	(1)
Stock-based compensation expense	390	—
Gain on sale of investment	—	(14,118)
Changes in operating assets and liabilities:
Accounts receivable	37,131	(70,413)
Accounts receivable – affiliate	(890)	(3,518)
Inventories	(3,153)	48,590
Broker margin deposits	(2,941)	(3,965)
Prepaid expenses, all other current assets and other assets	(5,442)	7,249
Accounts payable	(40,359)	10,864
Income taxes	109	(1,164)
Change in fair value of forward fixed price contracts	(7,491)	75,688
Accrued expenses and all other current liabilities	1,810	15,264
Net cash (used in) provided by operating activities	(5,973)	101,297

Cash flows from investing activities
Terminal acquisitions	—	(102,620)
Proceeds from sale of investment	—	15,262
Capital expenditures	(5,523)	(3,019)
Proceeds from sale of property and equipment	13	2
Net cash used in investing activities	(5,510)	(90,375)

Cash flows from financing activities
Proceeds from common unit issuance, net of discount and fees	—	49,099
Proceeds from (payments on) credit facilities, net	26,100	(50,600)
Payments on note payable, other	(1,239)	(157)
Distributions to partners	(13,068)	(10,598)
Net cash provided by (used in) financing activities	11,793	(12,256)

Increase (decrease) in cash and cash equivalents	310	(1,334)
Cash and cash equivalents at beginning of period	2,110	3,861
Cash and cash equivalents at end of period	$2,420	$2,527

Supplemental information
Cash paid during the period for interest	$10,320	$5,506

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2007	$165,330	$(2,116)	$(147)	$(2,716)	$160,351
Stock-based compensation	390	—	—	—	390
Distributions to partners	(7,242)	(5,502)	(324)	—	(13,068)
Comprehensive income:
Net income	4,114	3,124	127	—	7,365
Other comprehensive income:
Change in fair value of interest rate collar	—	—	—	(116)	(116)
Change in pension liability	—	—	—	(781)	(781)
Total comprehensive income	—	—	—		6,468
Balance at June 30, 2008	$162,592	$(4,494)	$(344)	$(3,613)	$154,141

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

The Partnership’s 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed in Note 12) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 61,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments and the change in estimate discussed below) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  Due to changes in operating procedures and efficiencies, the Partnership changed its estimate of the inventory reserve account which resulted in a decrease in net loss and an increase in net income of approximately $2.5 million, or $0.19 per limited partner unit, for the three and six months ended June 30, 2008.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2008.

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

(Unaudited)

Note 1.       Organization and Basis of Presentation (continued)

Reclassification

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation.

Note 2.       Net (Loss) Income Per Limited Partner Unit

The computation of net (loss) income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the period.  Basic and diluted net (loss) income per limited partner unit are determined by dividing net (loss) income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner in excess of its general partner interest) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net (loss) income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its limited partner units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net (loss) income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the net income per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net (loss) income per limited partner unit calculation.

The following sets forth the net (loss) income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(1,254)	$610	$7,365	$33,485
Less:
General Partner’s general partner interest(1)	22	(11)	(127)	(668)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	—	(16,400)	—	(16,400)
Net (loss) income available to limited partners	(1,232)	(15,801)	7,238	16,417
Dilutive impact of theoretical distribution of earnings	—	—	(239)	(12,405)
Net (loss) income available to limited partners under EITF 03-06 and EITF 98-05	$(1,232)	$(15,801)	$6,999	$4,012

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net (Loss) Income Per Limited Partner Unit (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Per unit data:
Net (loss) income available to limited partners	$(0.09)	$(1.28)	$0.56	$1.57
Dilutive impact of theoretical distribution of earnings	—	—	(0.02)	(1.10)
Net (loss) income available to limited partners under EITF 03-06 and EITF 98-05(3)	$(0.09)	$(1.28)	$0.54	$0.47

Weighted average limited partner units outstanding	13,071	12,325	13,071	11,808

(1)      Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the three and six months ended June 30, 2008.  For the three and six months ended June 30, 2007, the general partner interest was 1.83% and 1.99%, respectively, based on weighted averages.

(2)      In connection with the private placement of Class B units (see Note 12), the Partnership was required to take into account the effect of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-05”).  As a result, a non-cash reduction in net (loss) income available to limited partners for the three and six months ended June 30, 2007 was recorded because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  Although EITF 98-05 affected net (loss) income available to limited partners, it did not affect net income nor did it affect total unitholders’ equity.

(3)      Per unit data includes the weighted average effect of the private placement of Class B units which converted to common units for the three and six months ended June 30, 2007.  Per unit data is calculated on a quarterly basis pursuant to EITF 03-06, therefore, per unit data for the six months ended June 30, 2008 and 2007 equals the sums of the respective first two quarters.

On April 23, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008.  On July 21, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2008 through June 30, 2008.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

Note 3.       Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,254)	$610	$7,365	$33,485
Change in fair value of interest rate collar	2,280	540	(116)	540
Change in pension liability	(217)	129	(781)	77
Unrealized gain on NYMEX shares	—	—	—	(12,837)
Total comprehensive income	$809	$1,279	$6,468	$21,265

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	June 30, 2008	December 31, 2007

Distillates: home heating oil, diesel and kerosene	$267,821	$344,984
Residual oil	48,847	50,054
Gasoline	127,276	71,916
Blend stock	43,467	17,305
Total	$487,411	$484,259

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $54.4 million and $36.8 million at June 30, 2008 and December 31, 2007, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $46.2 million and $11.1 million at June 30, 2008 and December 31, 2007, respectively.  Exchange transactions are valued using current quoted market prices.

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

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at June 30, 2008.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.       Derivative Financial Instruments (continued)

The composition and fair value of derivative instruments relating to forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Futures contracts	$(32,380)	$(37,355)
Swaps, options and other, net	(1,280)	(3,795)
Total	$(33,660)	$(41,150)

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $15.5 million and $12.5 million at June 30, 2008 and December 31, 2007, respectively.

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

Interest Rate Hedge

The Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, the Partnership established a minimum floor rate of 3.75%.  As of June 30, 2008, the three-month LIBOR rate of 2.68% was lower than the floor rate.  As a result, the Partnership will remit to the financial institution the difference between

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.       Derivative Financial Instruments (continued)

the floor rate and the current rate which amounted to approximately $143,300 and was recorded in accrued expenses and other current liabilities on the accompanying balance sheet.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and is accounted for under the provisions of SFAS No. 133.  As of June 30, 2008, the change in fair value of the collar was a liability of approximately $1.4 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  There was no ineffectiveness related to the collar as of June 30, 2008.

Note 6.       Debt

The Partnership has a senior secured credit agreement (the “Credit Agreement”) with total available commitments of $750.0 million.  There are three facilities under the Credit Agreement:

•      a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30 (on July 21, 2008, the Credit Agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008 as further discussed below);

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

During the period from January 1, 2008 through June 30, 2008, borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rates for the three and six months ended June 30, 2008 were approximately 3.8% and 4.2%, respectively.  In addition, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings (see Note 5 for further discussion on the interest rate collar).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $254.2 million and $119.0 million at June 30, 2008 and December 31, 2007, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $195.7 million and $304.8 million at June 30, 2008 and December 31, 2007, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2008, the Partnership had total borrowings outstanding under the Credit Agreement of $521.1 million, including $71.2 million outstanding on the acquisition facility, and outstanding letters of credit of $84.6 million.  The total remaining availability for borrowings and letters of credit at June 30, 2008 was $144.3 million.

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

The Credit Agreement imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  In the event of default under any of these covenants, the Partnership may seek a waiver or amendment of the covenants.  Pursuant to the Credit Agreement, the minimum combined interest coverage ratio for the quarter ended June 30, 2008 was 2.50:1.00.  As of July 18, 2008, the Credit Agreement was amended retroactively to June 30, 2008 with respect to the combined interest coverage ratio covenant and the minimum was reduced to 1.75:1.00.  The Partnership was in compliance with these covenants, as amended, at June 30, 2008.

The Credit Agreement also requires that in each calendar year, the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.

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

The Credit Agreement was amended on July 18, 2008 (the “Amendment”) to provide that, among other things:

•      The seasonal overline period for the existing two $50.0 million seasonal overline facilities, which ended on June 30, 2008, has been reinstated for the period from July 21, 2008 through August 31, 2008.  During this seasonal overline extension period, up to $650.0 million, which includes the existing two seasonal overline facilities, will be available to the Partnership under the working capital revolving credit facility.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

•      Borrowings under the working capital revolving credit facility will bear interest at (1) the Eurodollar rate plus 175 to 225 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the Amendment, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Borrowings under the acquisition and revolving credit facilities will bear interest at (1) the Eurodollar rate plus 225 to 275 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the Amendment, which in turn depends upon the Combined Interest Coverage Ratio.

•      A commitment fee will be incurred on the unused portion of the three facilities equal to 30.00 to 37.50 basis points, depending on the pricing level and the Combined Interest Coverage Ratio as provided in the Amendment.

•      The Amendment increases the amount that may be requested by the Partnership under the Total WC Revolver Commitment (as such term is defined in the Credit Agreement) by $100.0 million, to an aggregate total of $200.0 million, so long as there is no Default or Event of Default (as such terms are defined in the Credit Agreement) at the time of any such request by the Partnership, and provided that any such request must be in a minimum amount of $5.0 million.

•      The Minimum EBITDA (as defined in the Credit Agreement) as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter shall not be less than $30.0 million.

•      The Combined Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter shall not be less than (i) 1.75:1.00 for the fiscal quarters ending June 30, 2008, September 30, 2008 and December 31, 2008 and (ii) 2.00:1.00 for the fiscal quarter ending March 31, 2009 and each fiscal quarter thereafter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$266	$203	$531	$407
Interest cost	200	164	400	327
Expected return on plan assets	(165)	(158)	(330)	(316)
Net periodic benefit cost	$301	$209	$601	$418

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.       Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively, and $4.2 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,500 and $18,000 for the three months ended June 30, 2008 and 2007, respectively, and $43,000 and $36,000 for the six months ended June 30, 2008 and 2007, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 95% owned by members of the Slifka family.  The income from these services was approximately $216,500 and $132,000 for the three months ended June 30, 2008 and 2007, respectively, and $433,000 and $264,000 for the six months ended June 30, 2008 and 2007, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement extends through January 1, 2009.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $13.6 million and $13.2 million for the three months ended June 30, 2008 and 2007, respectively, and $19.4 million and $19.0 million for the six months ended June 30, 2008 and 2007, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended June 30, 2008 and 2007, including payroll, payroll taxes and bonus accruals, were $6.7 million and $6.3 million, respectively, and $14.4 million and $14.6 million for the six months ended June 30, 2008 and 2007, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30, 2008	December 31, 2007

Receivables from Alliance	$4,663	$3,926
Receivables from GPC	247	64
Receivables from the General Partner (1)	288	318
Total	$5,198	$4,308

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

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2008 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
02/14/08(1)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/08(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534

(1)   This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2007.  As a result, the General Partner received this incentive distribution.

(2)   This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the first quarter of 2008.  As a result, the General Partner received this incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.       Cash Distributions (continued)

In addition, on July 21, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2008 through June 30, 2008 ($1.95 per unit on an annualized basis).  On August 14, 2008, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 5, 2008.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended June 30, 2008.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Wholesale Segment:
Sales	$2,192,473	$1,304,171	$4,789,308	$2,744,781
Net product margin (1)
Distillates	$9,329	$12,555	$32,421	$39,296
Gasoline	10,424	2,316	18,968	3,934
Residual oil	3,234	5,488	7,130	15,372
Total	$22,987	$20,359	$58,519	$58,602
Commercial Segment:
Sales	$105,236	$79,919	$229,393	$212,485
Net product margin (1)	$2,323	$2,634	$4,929	$7,234
Combined sales and net product margin:
Sales	$2,297,709	$1,384,090	$5,018,701	$2,957,266
Net product margin (1)	$25,310	$22,993	$63,448	$65,836
Depreciation allocated to cost of sales	2,637	1,371	5,159	1,962
Combined gross profit	$22,673	$21,622	$58,289	$63,874

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Combined gross profit	$22,673	$21,622	$58,289	$63,874
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	10,182	11,458	21,255	24,864
Operating expenses	8,771	6,310	17,796	12,200
Amortization expenses	737	358	1,461	716
Total operating costs and expenses	19,690	18,126	40,512	37,780
Operating income	2,983	3,496	17,777	26,094
Interest expense	(4,087)	(2,523)	(10,117)	(5,839)
Gain on sale of investment	—	—	—	14,118
Income tax expense	(150)	(363)	(295)	(888)
Net (loss) income	$(1,254)	$610	$7,365	$33,485

There were no foreign sales for the three and six months ended June 30, 2008 and 2007.  The Partnership has no foreign assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Investment in Equity Securities

The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the consolidated statement of income for the six months ended June 30, 2007.

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

In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership’s first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007.  Such discount was paid by the Partnership to the Purchasers of the Class B units substantially contemporaneously with the payment of the Partnership’s first quarter 2007 distribution.  After giving effect to such reduction, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit.  The net purchase price of the Class B units, after the reduction and related fees, was $49.1 million.  The net proceeds of the Class B units were used to partially finance the acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals in May 2007.  On May 22, 2007, the Class B units converted into common units on one-for-one basis.

Class B Units Converted into Common Units

On May 22, 2007, the Class B units converted into common units on one-for-one basis.

In connection with the private placement, the Partnership was required to take into account the effect of EITF 98-05.  As a result, a non-cash reduction in net (loss) income available to limited partners was recorded for the three and six months ended June 30, 2007.  This non-cash reduction was required to be recorded pursuant to EITF 98-05 because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53).  The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity.  Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders for the three and six months ended June 30, 2007.

Although EITF 98-05 affected net (loss) income available to limited partners for the three and six months ended June 30, 2007, it did not affect net income, nor did it affect total unitholders’ equity.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Environmental Liabilities

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

In connection with the November 2007 acquisition of ExxonMobil Oil Corporation’s (“ExxonMobil”) Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million of which $0.4 million was recorded as a current liability and $0.8 million was recorded as a long-term liability on the accompanying consolidated balance sheet at June 30, 2008.  The remedial action plans submitted by ExxonMobil will be implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which $0.5 million was recorded as a current liability and $7.5 million was recorded as a long-term liability on the accompanying consolidated balance sheet at June 30, 2008.  NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan.  Global Companies LLC prepared a response to NYDEC’s comments.  Subject to NYDEC’s approval of the proposed remedial action plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Environmental Liabilities (continued)

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

Note 14.               Long-Term Incentive Plan

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

For the three and six months ended June 30, 2008, the Partnership recorded compensation expense of approximately $0.2 million and $0.4 million, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2008 is approximately $1.2 million and is expected to be recognized ratably over the remaining Requisite Service Period.  The Company recorded no unit-based compensation for the three and six months ended June 30, 2007 as no other awards of any kind had been granted under the LTIP during that period.

Note 15.               Fair Value Measurements

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.               Fair Value Measurements (continued)

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value
	June 30,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Assets:
NYMEX contracts	$25,971	$25,971	$—	$—
Hedged inventories	436,728	—	436,728	—
Fair value of forward fixed price contracts	1,432	—	1,432	—
Swap agreements and options	1,885	122	1,763	—
Total assets	$466,016	$26,093	$439,923	$—

Liabilities:
Obligations on forward fixed price contracts	$35,092	$—	$35,092	$—
Swap agreements	15,005	—	15,005	—
Interest rate collar	1,445	—	1,445	—
Total liabilities	$51,542	$—	$51,542	$—

Note 16.               Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157.  This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  The Partnership is in the process of evaluating the impact of SFAS No. 157 on its non-recurring fair value measurements.  The Partnership adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Partnership’s consolidated financial statements.  See Note 15.

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

(Unaudited)

Note 16.               Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”) which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008.  The Partnership is in the process of evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Partnership is in the process of evaluating the impact of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Partnership expects the adoption of SFAS No. 162 will not have an impact on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities (as defined in EITF 03-06) and, therefore, should be included in the computation of earnings per share pursuant to the two-class method.  However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Upon adoption, FSP EITF 03-6-1 requires that all prior-period earnings per share data presented be adjusted retrospectively.  The adoption of FSP EITF 03-6-1 is not expected to have an impact on the Partnership’s earnings per unit because the dividend equivalent rights granted under the Partnership’s LTIP (see Note 14) are not considered participating securities.

Note 17.               Subsequent Event

On July 21, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from April 1, 2008 through June 30, 2008.  On August 14, 2008, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 5, 2008.

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

•              Our results of operations are influenced by the overall forward market for refined petroleum products, and pricing volatility may adversely impact our results.

•              We are exposed to trade credit risk, as well as risk associated with our trade credit support, in the ordinary course of our business activities.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three and six months ended June 30, 2008, we sold approximately $2.3 billion and $5.0 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

•              Our results of operations are influenced by the overall forward market for refined petroleum products, and pricing volatility may adversely impact our results.  Results from our marketing and terminalling operations are influenced by the product prices, the market for refined petroleum products and pricing volatility.  When prices for refined petroleum products are high, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes and their customers may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses (“SG&A”), (4) operating expenses, (5) heating degree days, (6) adjusted net (loss) income per diluted limited partner unit, (7) earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA and net (loss) income as adjusted for one-time gains and (8) distributable cash flow.

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

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales include sales of unbranded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products and natural gas that we sell and all associated costs to bring such products to the point of sale.

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

Adjusted Net (Loss) Income Per Diluted Limited Partner Unit

We use adjusted net (loss) income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Adjusted net (loss) income per diluted limited partner unit is defined as net (loss) income after adding back the theoretical amount allocated to the general partner’s interest as provided under EITF 03-06 and a non-cash reduction in net (loss) income available to limited partners under EITF 98-05, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.

Net (loss) income per diluted limited partner unit as dictated by EITF 03-06 is theoretical and pro forma in nature and does not reflect the economic probabilities of whether earnings for an accounting period would or could be distributed to unitholders.  The partnership agreement does not provide for the quarterly distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after establishment of sufficient cash reserves required to operate our business.  Accordingly, the distributions we historically paid and will pay in future periods are not impacted by net (loss) income per diluted limited partner unit as dictated by EITF 03-06.

The non-cash reduction under EITF 98-05 for the three and six months ended June 30, 2007 was the result of accounting for the sale of Class B units (see Note 12 of Notes to Consolidated Financial Statements).  Although EITF 98-05 affected net (loss) income available to limited partners, it did not affect net income or distributable cash flow to limited partners, nor did it affect total unitholders’ equity.

Adjusted net (loss) income per diluted limited partner unit is a non-GAAP financial measure and should not be considered as an alternative to net (loss) income per diluted limited partner unit or any other measure of financial performance presented in accordance with GAAP.  In addition, our adjusted net (loss) income per diluted limited partner unit may not be comparable to the adjusted net (loss) income per diluted limited partner unit or similarly titled measure of other companies.

EBITDA, Adjusted EBITDA and Net (Loss) Income as Adjusted for One-time Gains

EBITDA, adjusted EBITDA and net (loss) income as adjusted for one-time gains are used as supplemental financial measures by management and external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA and net (loss) income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the six months ended June 30, 2007 (see Note 11 of Notes to Consolidated Financial Statements).  EBITDA, adjusted EBITDA and net (loss) income as adjusted for one-time gains should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, adjusted EBITDA and net (loss) income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA, adjusted EBITDA and net (loss) income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we have generated sufficient cash flow on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow reflects the exclusion of the $14.1 million gain on investment for the six months ended June 30, 2007 (see Note 11 of Notes to Consolidated Financial Statements).  Distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measure of other companies.

Three and Six Months Ended June 30, 2008 and 2007

In the second quarter and for the first six months of 2008, we experienced the following events which, we believe, led to a significant negative impact on our results of operations:

1.               Refined petroleum product prices continued to rise which we believe contributed to:

•                  higher financing costs as a result of increased borrowings to finance inventory;

•                  the conversion by end users to other products (primarily natural gas) from residual fuel and heating oil; and

•                  energy conservation.

2.               A decrease in demand for distillates and residual oil due to energy conservation and a decline in heating degree days led to lower volumes sold and lower margins.

3.               Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

4.               Temperatures for the second quarter and first six months of 2008 were warmer than normal and warmer than the same periods in 2007.

5.               We had fewer fixed priced sales of heating oil in the second quarter and first six months of 2008 than in comparable prior periods.

In addition, during the first quarter of 2008, we experienced the following events which, we believe, led to a significant negative impact on our results of operations for the six months ended June 30, 2008:

1.               The opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

2.               Temporary logistical supply issues related to rail capacity continued into the first quarter of 2008 which adversely affected the performance of our Burlington, Vermont facility.

During the three and six months ended June 30, 2008, we experienced higher revenues and higher gasoline sales volumes, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil.  Refined petroleum product and natural gas prices continued to rise during the three and six months ended June 30, 2008 compared to the same periods in 2007.  Temperatures were 8% warmer and 6% warmer than normal for the three and six months ended June 30, 2008, respectively, and 12% warmer and 8% warmer for the three and six months ended June 30, 2008, respectively, compared to the same periods last year, as measured by aggregate heating degree days.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars and gallons in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income as adjusted for one-time gains (1)	$(1,254)	$610	$7,365	$19,367

Adjusted net (loss) income per diluted limited partner unit (2)	$(0.09)	$0.05	$0.56	$2.90

Adjusted EBITDA (3)	$6,793	$5,563	$25,269	$29,430

Distributable cash flow (4)	$2,248	$1,577	$14,057	$20,836

Wholesale Segment:
Volume (gallons)	688,825	630,155	1,691,148	1,440,977
Sales	$2,192,473	$1,304,171	$4,789,308	$2,744,781
Net product margin (5)
Distillates	$9,329	$12,555	$32,421	$39,296
Gasoline	10,424	2,316	18,968	3,934
Residual oil	3,234	5,488	7,130	15,372
Total	$22,987	$20,359	$58,519	$58,602
Commercial Segment:
Volume (gallons)	41,768	53,223	103,579	148,773
Sales	$105,236	$79,919	$229,393	$212,485
Net product margin (5)	$2,323	$2,634	$4,929	$7,234
Combined sales and net product margin:
Sales	$2,297,709	$1,384,090	$5,018,701	$2,957,266
Net product margin (5)	$25,310	$22,993	$63,448	$65,836
Depreciation allocated to cost of sales	2,637	1,371	5,159	1,962
Combined gross profit	$22,673	$21,622	$58,289	$63,874

Weather conditions:
Normal heating degree days	784	784	3,685	3,654
Actual heating degree days	721	817	3,449	3,735
Variance from normal heating degree days	(8)%	4%	(6)%	2%
Variance from prior period actual heating degree days	(12)%	7%	(8)%	10%

(1)    Net (loss) income as adjusted for one-time gains is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents a reconciliation of net (loss) income as adjusted for one-time gains to the most directly comparable GAAP financial measure.

(2)    Adjusted net (loss) income per diluted limited partner unit is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents a reconciliation of adjusted net (loss) income per diluted limited partner unit to the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net (loss) income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of net (loss) income to net (loss) income as adjusted for one-time gains:
Net (loss) income	$(1,254)	$610	$7,365	$33,485
Gain on sale of investment	—	—	—	(14,118)
Net (loss) income as adjusted for one-time gains	$(1,254)	$610	$7,365	$19,367

The following table presents a reconciliation of adjusted net (loss) income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of net (loss) income per diluted limited partner unit to adjusted net (loss) income per diluted limited partner unit:
Net (loss) income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$(0.09)	$(1.28)	$0.54	$0.47
Dilutive impact of theoretical distribution of earnings under EITF 03-06	—	—	0.02	1.10
Dilutive impact of non-cash reduction under EITF 98-05	—	1.33	—	1.33
Adjusted net (loss) income per diluted limited partner unit	$(0.09)	$0.05	$0.56	$2.90

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(1,254)	$610	$7,365	$33,485
Depreciation and amortization	3,810	2,067	7,492	3,336
Interest expense	4,087	2,523	10,117	5,839
Income tax expense	150	363	295	888
EBITDA	6,793	5,563	25,269	43,548
Gain on sale of investment	—	—	—	(14,118)
Adjusted EBITDA	$6,793	$5,563	$25,269	$29,430

Reconciliation of cash flow (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Cash flow (used in) provided by operating activities	$(103,790)	$(39,431)	$(5,973)	$101,297
Net changes in operating assets and liabilities	106,346	42,108	20,830	(64,476)
Interest expense	4,087	2,523	10,117	5,839
Income tax expense	150	363	295	888
EBITDA	6,793	5,563	25,269	43,548
Gain on sale of investment	—	—	—	(14,118)
Adjusted EBITDA	$6,793	$5,563	$25,269	$29,430

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(1,254)	$610	$7,365	$33,485
Depreciation and amortization	3,810	2,067	7,492	3,336
Gain on sale of investment	—	—	—	(14,118)
Maintenance capital expenditures	(308)	(1,100)	(800)	(1,867)
Distributable cash flow	$2,248	$1,577	$14,057	$20,836

Reconciliation of cash flow (used in) provided by operating activities to distributable cash flow:
Cash flow (used in) provided by operating activities	$(103,790)	$(39,431)	$(5,973)	$101,297
Net changes in operating assets and liabilities	106,346	42,108	20,830	(64,476)
Gain on sale of investment	—	—	—	(14,118)
Maintenance capital expenditures	(308)	(1,100)	(800)	(1,867)
Distributable cash flow	$2,248	$1,577	$14,057	$20,836

Consolidated Results

Our total sales for the second quarter of 2008 increased by $913.6 million, or 66%, to $2,297.7 million compared to $1,384.1 million for the same period in 2007.  The increase was driven primarily by higher refined petroleum product prices for the three months ended June 30, 2008 compared to the same period in 2007 and our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Glenwood Landing and Inwood, New York in November 2007.  Our aggregate volume of product sold increased by approximately 47 million gallons, or 7%, to 731 million gallons.  The increase in volume is due to an increase of approximately 103 million gallons in gasoline, mostly due to our 2007 terminal acquisitions, offset by decreases of 38 million and 17 million gallons in distillates and residual oil, respectively.  These decreases were primarily due to conservation by users of home heating oil, warmer-than-normal weather and conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.  The number of actual heating degree days decreased 12% to 721 for the quarter ended June 30, 2008 compared with 817 for the same period in 2007.  Our gross profit for the second quarter of 2008 was $22.7 million, an increase of $1.1 million, or 5%, compared to $21.6 million for the same period in 2007.  The increase was primarily due to a higher net product margin in our Wholesale segment for gasoline, offset by lower net product margins in distillates and residual oil and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our 2007 terminal acquisitions.

Our total sales for the six months ended June 30, 2008 increased by $2,061.4 million, or 70%, to $5,018.7 million compared to $2,957.3 million for the same period in 2007.  The increase was driven primarily by higher refined petroleum product prices for the six months ended June 30, 2008 compared to the same period in 2007 and our 2007 terminal acquisitions.  Our aggregate volume of product sold increased by approximately 205 million gallons, or 13%, to 1,795 million gallons.  The increase in volume is due to an increase of approximately 279 million gallons in gasoline, mostly due to our 2007 terminal acquisitions, offset by decreases of 26 million and 45 million gallons in distillates and residual oil, respectively.  These decreases were primarily due to conservation by users of home heating oil, warmer-than-normal weather and conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.  The number of actual heating degree days decreased 8% to 3,449 for the six months ended June 30, 2008 compared with 3,735 for the same period in 2007.  Our gross profit for the six months ended June 30, 2008 was $58.3 million, a decrease of $5.6 million, or 9%, compared to $63.9 million for the same period in 2007.  The decrease was primarily due to lower net product margins in distillates and residual oil and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our 2007 terminal acquisitions.  The decrease was significantly offset by a higher net product margin in our Wholesale segment for gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended June 30, 2008 were $883.6 million compared to $584.1 million for the three months ended June 30, 2007.  During the first six months of 2008, wholesale distillate sales were $2,487.0 million compared to $1,632.9 million for the same period in 2007.  The increases of $299.5 million, or 51%, and $854.1 million, or 52%, for the three and six months ended June 30, 2008, respectively, were due to significant increases in refined petroleum product prices for the three and six months ended June 30, 2008 compared to the same periods in 2007.  Although we experienced increases in distillate sales, our distillate volume sold was negatively impacted by the higher price for heating oil, warmer temperatures, meaningful energy conservation and unfavorable forward pricing.  Primarily due to these same factors, our net product margin contribution from distillate sales decreased by $3.2 million, or 26%, to $9.3 million for the three months ended June 30, 2008 and by $6.9 million, or 17%, to $32.4 million for the six months ended June 30, 2008 compared to the same periods in 2007.  This decrease in net product margin for Wholesale distillates also reflects an increase of $2.5 million related to a change in estimate of our inventory reserve account for the three and six months ended June 30, 2008.

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2008 were $1,283.7 million compared to $698.0 million for the same period in 2007.  During the first six months of 2008, wholesale gasoline sales were $2,258.7 million compared to $1,079.3 million for the same period in 2007.  The increases of $585.6 million, or 84%, and $1,179.4 million, or 109%, for the three and six months ended June 30, 2008, respectively, were due primarily to our 2007 terminal acquisitions, an increase in gasoline volume sold and higher prices.  Our net product margin contribution from gasoline sales increased by $8.1 million to $10.4 million for the three months ended June 30, 2008 and by $15.0 million, or 382%, to $19.0 million for the six months ended June 30, 2008 compared to the same periods in 2007, attributable to the new business generated by our 2007 terminal acquisitions, as well as better margins in our pre-acquisition gasoline business.  Although we experienced increases in gasoline sales, volume sold and net product margin, these results were negatively impacted for the six months ended June 30, 2008 as a result of the following first quarter 2008 events: 1) the opportunistic conversion of certain gasoline markets to ethanol which put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted; and 2) the temporary logistical supply issues related to rail capacity which adversely affected the performance of our Burlington, Vermont facility.  We have since successfully completed the conversion to ethanol at our facilities which are now fully operational and full rail service to our Burlington, Vermont facility has resumed.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2008 were $25.2 million compared to $22.1 million for the three months ended June 30, 2007.  During the first six months of 2008, residual oil sales were $43.6 million compared to $32.7 million for the same period in 2007.  The increases of $3.1 million, or 14%, and $10.9 million, or 33%, for the three and six months ended June 30, 2008, respectively, were primarily due to an increase in refined petroleum product prices.  Our net product margin contribution from residual oil sales decreased by $2.3 million, or 41%, to $3.2 million for the three months ended June 30, 2008 and by $8.2 million, or 54%, to $7.1 million for the six months ended June 30, 2008 compared to the same periods in 2007 due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 63% and 74% of total commercial volume sold for the three months ended June 30, 2008 and 2007, respectively, and approximately 68% and 78% of total commercial volume sold for the six months ended June 30, 2008 and 2007, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended June 30, 2008 increased by 11% compared to the same period in 2007, despite a 33% decrease in volume sold.  For the six months ended June 30, 2008, residual oil sales decreased by 3% compared to the same period in 2007 due to a 39% decrease in volume sold.  We attribute the decreases in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our territory.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.3 million, or 11%, to $10.2 million for the three months ended June 30, 2008 compared to $11.5 million for the same period in 2007.  The decrease was primarily due to decreases of $0.6 million in accrued bonuses, $0.3 million in professional fees and $0.6 million in other SG&A expenses, offset by an increase of $0.2 million in compensation cost on our long-term incentive plan.

SG&A expenses decreased by $3.6 million, or 15%, to $21.3 million for the six months ended June 30, 2008 compared to $24.9 million for the same period in 2007.  The decrease was primarily due to decreases of $3.1 million in accrued bonuses, $0.5 million in professional fees, $0.2 million in legal fees as a result of reimbursements from insurance carriers for previously expensed legal fees and $0.9 million in other SG&A expenses, offset by increases of $0.7 million in salaries, partly due to additional employees to support our terminal acquisitions, and $0.4 million in compensation cost on our long-term incentive plan.

Operating Expenses

Operating expenses increased by $2.5 million, or 39%, to $8.8 million for the three months ended June 30, 2008 compared to $6.3 million for the same period in 2007.  The increase was primarily due to $1.2 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, $1.0 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007 and $0.3 million in costs associated with our leased terminal in Providence, Rhode Island.

Operating expenses increased by $5.6 million, or 46%, to $17.8 million for the six months ended June 30, 2008 compared to $12.2 million for the same period in 2007.  The increase was primarily due to $2.6 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, $2.2 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007, $0.6 million in costs associated with our leased terminal in Providence, Rhode Island and $0.2 million in other operating expenses.

Interest Expense

Interest expense for the three months ended June 30, 2008 increased by $1.6 million, or 64%, to $4.1 million compared to $2.5 million for the same period in 2007.  Interest expense for the six months ended June 30, 2008 increased by $4.3 million, or 73%, to $10.1 million compared to $5.8 million for the same period in 2007.  We attribute the increases primarily to increased refined petroleum product prices which resulted in higher average balances on our working capital credit facility that were required to carry higher average balances on inventories and accounts receivable.  In addition, we had increased borrowings on our working capital and acquisition facilities to fund our 2007 terminal acquisitions.

Gain on Sale of Investment

In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $132.1 million to $303.1 million at June 30, 2008 compared to $171.0 million at December 31, 2007.

On February 14, 2008, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2007, and on May 15, 2008, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2008.  On July 21, 2008, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2008 through June 30, 2008 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business August 5, 2008.  We expect to pay the cash distribution of approximately $6.5 million on August 14, 2008.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $0.8 million and $1.9 million in maintenance capital expenditures for the six months ended June 30, 2008 and 2007, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage or adding terminals.  We generally fund our expansion capital expenditures through our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $4.7 million and $103.8 million in expansion capital expenditures for the six months ended June 30, 2008 and 2007, respectively, to increase our operating capacity and capabilities.  Specifically, for the six months ended June 30, 2008, expansion capital expenditures consisted of $2.7 million in expenditures related to construction in process on our newly leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures.  For the six months ended June 30, 2007, expansion capital expenditures consisted of $102.6 million in terminal acquisitions for the Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May of 2007 and $1.2 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30 31,
	2008	2007

Net cash (used in) provided by operating activities	$(5,973)	$101,297
Net cash used in investing activities	$(5,510)	$(90,375)
Net cash provided by (used in) financing activities	$11,793	$(12,256)

Cash flow from operating activities generally reflects the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash used in operating activities increased by $107.3 million for the six months ended June 30, 2008 compared to the same period in 2007 and was primarily reflected by the following (i) the $26.1 million decrease in net income offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats in the first quarter of 2007; (ii) a change of $107.5 million in accounts receivable, offset by changes of $51.7 million in inventories, $51.2 million in accounts payable and $13.5 million in accrued expenses and other current liabilities, primarily the result of our 2007 terminal acquisitions and increases in refined petroleum product prices year over year, and $12.7 million in prepaid expenses and (iii) an $83.2 million change in the fair value of our forward fixed price contracts and other derivatives.  For the six months ended June 30, 2008, contracts supporting our forward fixed price hedge program required margin payments of approximately $7.5 million to the New York Mercantile Exchange due to market direction while for the six months ended June 30, 2007, similar hedging activity provided funds of approximately $75.7 million.

Net cash used in investing activities decreased by $84.9 million for the six months ended June 30, 2008 compared to the same period in 2007 and included $5.5 million in total capital expenditures comprised of $0.8 million in maintenance capital expenditures and $4.7 million in expansion capital expenditures ($2.7 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures).  Comparatively, for the six months ended June 30, 2007, we had $105.7 million in total capital expenditures comprised of $1.9 million in maintenance capital expenditures and $103.8 million in expansion capital expenditures ($102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals and $1.2 million in other expansion capital expenditures), and received proceeds of $15.3 million from the sale of our investment NYMEX Holdings, Inc. and related seats.

Net cash provided by financing activities increased by $24.0 million for the six months ended June 30, 2008 compared to the same period in 2007 and included net proceeds from our credit facilities of $26.1 million, offset by $13.1 million in cash distributions to our common and subordinated unitholders and our general partner and $1.2 million in payments on our note payable.  Comparatively, for the six months ended June 30, 2007, net cash used in financing activities included net payments in our credit facilities of $50.6 million, and $10.6 million in cash distributions to our common and subordinated unitholders and our general partner, offset by net proceeds of $49.1 million from the issuance of Class B units.

Credit Agreement

We, our general partner, our operating company and our operating subsidiaries have a four-year senior secured credit agreement with total available commitments of $750.0 million.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 22, 2011.  There are three facilities under our credit agreement:

•      a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30 (on July 21, 2008, the credit agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008 as further discussed below);

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

During the period from January 1, 2008 through June 30, 2008, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  The average interest rates for the three and six months ended June 30, 2008 were approximately 3.8% and 4.2%, respectively.  We incur a letter of credit fee of 1% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the credit agreement (including the unused portion of either of the seasonal overline facilities exercised by us) at a rate of 25 basis points per annum, a facility fee of 10 basis points per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.

As of June 30, 2008, we had total borrowings outstanding under our credit agreement of $521.1 million, including $71.2 million outstanding on our acquisition facility, and outstanding letters of credit of $84.6 million.  The total remaining availability for borrowings and letters of credit at June 30, 2008 was $144.3 million.

The credit agreement imposes covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  In the event of default under any of these covenants, we may seek a waiver or amendment of the covenants.  Pursuant to the credit agreement, the minimum combined interest coverage ratio for the quarter ended June 30, 2008 was 2.50:1.00.  As of July 18, 2008, the credit agreement was amended retroactively to June 30, 2008 with respect to the combined interest coverage ratio covenant and the minimum was reduced to 1.75:1.00.  We were in compliance with these covenants, as amended, at June 30, 2008.

The credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.  It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement.

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

On July 18, 2008, the credit agreement was amended to provide that, among other things:

•      The seasonal overline period for the existing two $50.0 million seasonal overline facilities, which ended on June 30, 2008, has been reinstated for the period from July 21, 2008 through August 31, 2008.  During this seasonal overline extension period, up to $650.0 million, which includes the existing two seasonal overline facilities, will be available to us under the working capital revolving credit facility.

•      Borrowings under the working capital revolving credit facility will bear interest at (1) the Eurodollar rate plus 175 to 225 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the amendment, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the credit agreement).  Borrowings under the acquisition and revolving credit facilities will bear interest at (1) the Eurodollar rate plus 225 to 275 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the amendment, which in turn depends upon the Combined Interest Coverage Ratio.

•      A commitment fee will be incurred on the unused portion of the three facilities equal to 30.00 to 37.50 basis points, depending on the pricing level and the Combined Interest Coverage Ratio as provided in the amendment.

•      The amendment increases the amount that may be requested by us under the Total WC Revolver Commitment (as such term is defined in the credit agreement) by $100.0 million, to an aggregate total of $200.0 million, so long as there is no Default or Event of Default (as such terms are defined in the credit agreement) at the time of any such request by us, and provided that any such request must be in a minimum amount of $5.0 million.

•      The Minimum EBITDA (as defined in the credit agreement) as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter shall not be less than $30.0 million.

•      The Combined Interest Coverage Ratio (as defined in the credit agreement) as of the end of any fiscal quarter shall not be less than (i) 1.75:1.00 for the fiscal quarters ending June 30, 2008, September 30, 2008 and December 31, 2008 and (ii) 2.00:1.00 for the fiscal quarter ending March 31, 2009 and each fiscal quarter thereafter.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as discussed in Notes 15 and 16 of Notes to Consolidated Financial Statements related to the adoption of SFAS No. 157, there have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 16 of Notes to Consolidated Financial Statements.

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

During the period from January 1, 2008 through June 30, 2008, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  The average interest rates for the three and six months ended June 30, 2008 were approximately 3.8% and 4.2%, respectively.  On July 18, 2008, the credit agreement was amended whereby borrowings under the working capital revolving credit facility will bear interest at (1) the Eurodollar rate plus 175 to 225 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the amendment, which in turn depends upon the Combined Interest Coverage Ratio.  Borrowings under the acquisition and revolving credit facilities will bear interest at (1) the Eurodollar rate plus 225 to 275 basis points, (2) the cost of funds rate plus 175 to 225 basis points, or (3) the base rate plus 75 to 125 basis points, each depending on the pricing level provided in the amendment, which in turn depends upon the Combined Interest Coverage Ratio.

As of June 30, 2008, we had total borrowings outstanding under the credit agreement of $521.1 million and outstanding letters of credit of $84.6 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the contract, we capped our exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, we established a minimum floor three-month LIBOR rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  As of June 30, 2008, the three-month LIBOR rate of 2.68% was lower than the floor rate.  As a result, we will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $143,300.  The collar, which expires on May 14, 2011, is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133, as amended (see Note 5 of Notes to Consolidated Financial Statements).

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

At June 30, 2008, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

Gain (loss):

	Fair Value at June 30, 2008	Effect of 10% Price Increase

NYMEX contracts	$25,971	$9,359
Swaps, options and other, net	(14,344)	(18,739)
	$11,627	$(9,380)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2008.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $15.5 million at June 30, 2008.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the fiscal quarter ended June 30, 2008.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for additional risk factors.

Our results of operations are influenced by the overall forward market for refined petroleum products, and pricing volatility may adversely impact our results.

Results from our marketing and terminalling operations are influenced by the product prices, the market for refined petroleum products and pricing volatility.  When prices for refined petroleum products are high, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes and their customers may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operations.

We are exposed to trade credit risk in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties of our forward contracts, options and swap agreements.  Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks.  Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties.  Any increase in the nonpayment or nonperformance by our customers and/or counterparties could reduce our ability to make distributions to our unitholders.  Additionally, in an environment of significantly higher refined petroleum product prices, access to trade credit support could become diminished or more expensive.

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

10.1	—

Waiver Letter and Seventh Amendment to Credit Agreement, dated as of March 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

10.2	—

Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2008).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 8, 2008		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2008		By:	/s/ Thomas J. Hollister
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

10.1	—

Waiver Letter and Seventh Amendment to Credit Agreement, dated as of March 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

10.2	—

Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2008).

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