Form 10-Q
period 2008-09-30
GLOBAL PARTNERS LP
filed 2008-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of November 3, 2008.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$605	$2,110
Accounts receivable, net	349,432	439,165
Accounts receivable—affiliates	2,768	4,308
Inventories	359,250	484,259
Brokerage margin deposits	5,397	12,545
Fair value of forward fixed price contracts	48,221	742
Prepaid expenses and other current assets	22,632	17,736
Total current assets	788,305	960,865
Property and equipment, net	161,631	161,734
Intangible assets, net	32,072	34,168
Other assets	2,789	2,460
Total assets	$984,797	$1,159,227

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$292,870	$371,341
Working capital revolving credit facility—current portion	250,579	304,800
Environmental liabilities—current portion	876	876
Note payable, other	—	1,239
Accrued expenses and other current liabilities	51,543	69,762
Obligations on forward fixed price contracts and other derivatives	2,803	41,892
Total current liabilities	598,671	789,910
Working capital revolving credit facility—less current portion	146,721	119,000
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	7,912	8,340
Accrued pension benefit cost	7,061	5,236
Deferred compensation	1,618	1,481
Other long-term liabilities	3,842	3,709
Total liabilities	837,025	998,876

Partners’ equity
Common unitholders (7,428,139 units issued and outstanding at September 30, 2008 and December 31, 2007)	159,699	165,330
Subordinated unitholders (5,642,424 units issued and outstanding at September 30, 2008 and December 31, 2007)	(6,818)	(2,116)
General partner interest (230,303 equivalent units outstanding at September 30, 2008 and December 31, 2007)	(489)	(147)
Accumulated other comprehensive loss	(4,620)	(2,716)
Total partners’ equity	147,772	160,351
Total liabilities and partners’ equity	$984,797	$1,159,227

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$2,272,079	$1,598,461	$7,290,780	$4,555,727
Cost of sales	2,246,151	1,574,514	7,206,563	4,467,906
Gross profit	25,928	23,947	84,217	87,821

Costs and operating expenses:
Selling, general and administrative expenses	10,457	9,476	31,712	34,340
Operating expenses	8,429	6,939	26,225	19,139
Amortization expenses	738	388	2,199	1,104
Total costs and operating expenses	19,624	16,803	60,136	54,583

Operating income	6,304	7,144	24,081	33,238

Interest expense	(5,297)	(4,614)	(15,414)	(10,453)
Gain on sale of investment	—	—	—	14,118

Income before income tax expense	1,007	2,530	8,667	36,903

Income tax expense	—	—	(295)	(888)

Net income	1,007	2,530	8,372	36,015

Less: General partner’s interest in net income	(17)	(44)	(144)	(712)

Limited partners’ interest in net income	$990	$2,486	$8,228	$35,303

Net income per limited partner unit, basic and diluted(1)	$0.08	$0.19	$0.62	$0.66

Weighted average limited partners’ units outstanding, basic and diluted	13,071	13,071	13,071	12,233

(1)      See Note 2 for net income per limited partner unit calculation.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$8,372	$36,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,584	5,791
Amortization of deferred financing fees	657	316
Loss on disposition of property and equipment and other	6	—
Stock-based compensation expense	555	100
Gain on sale of investment	—	(14,118)
Changes in operating assets and liabilities:
Accounts receivable	89,733	(130,782)
Accounts receivable – affiliate	1,540	(2,605)
Inventories	125,008	(91,107)
Broker margin deposits	7,148	(8,837)
Prepaid expenses, all other current assets and other assets	(6,095)	4,037
Accounts payable	(78,470)	78,608
Income taxes payable	109	(1,164)
Change in fair value of forward fixed price contracts	(86,568)	89,224
Accrued expenses and all other current liabilities	(18,455)	14,848
Other long-term liabilities	—	35
Net cash provided by (used in) operating activities	54,124	(19,639)

Cash flows from investing activities
Terminal acquisitions	—	(102,620)
Terminal pre-acquisition deposits, construction expenditures and other costs	—	(5,376)
Proceeds from sale of investment	—	15,262
Capital expenditures	(8,301)	(4,226)
Proceeds from sale of property and equipment	13	7
Net cash used in investing activities	(8,288)	(96,953)

Cash flows from financing activities
Proceeds from common unit issuance, net of discount and fees	—	49,099
(Payments on) proceeds from credit facilities, net	(26,500)	83,700
Payments on note payable, other	(1,239)	(237)
Distributions to partners	(19,602)	(16,903)
Net cash (used in) provided by financing activities	(47,341)	115,659

Decrease in cash and cash equivalents	(1,505)	(933)
Cash and cash equivalents at beginning of period	2,110	3,861
Cash and cash equivalents at end of period	$605	$2,928

Supplemental information
Cash paid during the period for interest	$15,414	$9,497

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2007	$165,330	$(2,116)	$(147)	$(2,716)	$160,351
Stock-based compensation	555	—	—	—	555
Distributions to partners	(10,863)	(8,253)	(486)	—	(19,602)
Comprehensive income:
Net income	4,677	3,551	144	—	8,372
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	(367)	(367)
Change in pension liability	—	—	—	(1,537)	(1,537)
Total comprehensive income	—	—	—	—	6,468
Balance at September 30, 2008	$159,699	$(6,818)	$(489)	$(4,620)	$147,772

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

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments and the change in estimate discussed below) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  Due to changes in operating procedures and efficiencies, the Partnership changed its estimate of the inventory reserve account for the second quarter ended June 30, 2008 which resulted in an increase in net income of approximately $2.5 million, or $0.19 per limited partner unit, for the nine months ended September 30, 2008.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2007 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2008.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net Income Per Limited Partner Unit

The computation of net income per limited partner unit is based on the weighted average number of common and subordinated units, or limited partner units, outstanding during the period.  Basic and diluted net income per limited partner unit are determined by dividing net income after deducting the amount allocated to the general partner interest (including incentive distributions on the incentive distribution rights held by the General Partner) by the weighted average number of outstanding limited partner units during the period in accordance with Emerging Issues Task Force 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-06”).  EITF 03-06 addresses the computation of earnings per share (in the Partnership’s case, net income per limited partner unit) by an entity that has issued securities other than common stock (in the Partnership’s case, limited partner units) that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (in the Partnership’s case, distributions on its limited partner units).  Essentially, EITF 03-06 provides that in any accounting period where the Partnership’s aggregate net income exceeds its aggregate distribution for such period, the Partnership is required to present net income per limited partner unit as if all of the earnings for the periods were distributed, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.  EITF 03-06 does not impact the Partnership’s overall net income or other financial results; however, for periods in which the Partnership’s aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing the net income per limited partner unit.  This result occurs as a larger portion of the Partnership’s aggregate earnings is allocated to the incentive distribution rights held by the General Partner, as if distributed, even though the Partnership makes cash distributions on the basis of cash available for distribution, not earnings, in any given accounting period.  In accounting periods where aggregate net income does not exceed aggregate distributions for such period, EITF 03-06 does not have any impact on the Partnership’s net income per limited partner unit calculation.

The following sets forth the net income allocation and per unit data using this method for the periods presented (in thousands, except per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$1,007	$2,530	$8,372	$36,015
Less:
General Partner’s general partner interest(1)	(17)	(44)	(144)	(712)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	—	—	—	(16,400)
Net income available to limited partners	990	2,486	8,228	18,903
Dilutive impact of theoretical distribution of earnings	—	—	(239)	(12,405)
Net income available to limited partners under EITF 03-06 and EITF 98-05	$990	$2,486	$7,989	$6,498

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net Income Per Limited Partner Unit (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Per unit data:
Net income available to limited partners	$0.08	$0.19	$0.64	$1.76
Dilutive impact of theoretical distribution of earnings	—	—	(0.02)	(1.10)
Net income available to limited partners under EITF 03-06 and EITF 98-05(3)	$0.08	$0.19	$0.62	$0.66

Weighted average limited partner units outstanding	13,071	13,071	13,071	12,233

(1)      Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007.  For the nine months ended September 30, 2007, the general partner interest was 1.99%, based on a weighted average.

(2)      In connection with the private placement of Class B units (see Note 12), the Partnership was required to take into account the effect of EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-05”).  As a result, a non-cash reduction in net income available to limited partners was recorded for the nine months ended September 30, 2007 because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  Although EITF 98-05 affected net income available to limited partners, it did not affect net income nor did it affect total partners’ equity.

(3)      Per unit data includes the weighted average effect of the private placement of Class B units which converted to common units for the nine months ended September 30, 2007.  Per unit data is calculated on a quarterly basis; therefore, per unit data for the nine months ended September 30, 2008 and 2007 equals the sums of the respective first three quarters.

On April 23, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008.  On July 21, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2008 through June 30, 2008.  On October 22, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2008 through September 30, 2008.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

Note 3.       Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$1,007	$2,530	$8,372	$36,015
Change in fair value of interest rate collars	(251)	(773)	(367)	(233)
Change in pension liability	(756)	(143)	(1,537)	(66)
Unrealized gain on NYMEX shares	—	—	—	(12,837)
Total comprehensive income	$—	$1,614	$6,468	$22,879

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

	September 30, 2008	December 31, 2007

Distillates: home heating oil, diesel and kerosene	$244,192	$344,984
Residual oil	33,246	50,054
Gasoline	59,594	71,916
Blend stock	22,218	17,305
Total	$359,250	$484,259

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $54.0 million and $36.8 million at September 30, 2008 and December 31, 2007, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $52.0 million and $11.1 million at September 30, 2008 and December 31, 2007, respectively.  Exchange transactions are valued using current quoted market prices.

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

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings.  Ineffectiveness related to these hedging activities was immaterial at September 30, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.       Derivative Financial Instruments (continued)

The composition and fair value of derivative instruments relating to forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Futures contracts	$42,401	$(37,355)
Swaps, options and other, net	3,017	(3,795)
Total	$45,518	$(41,150)

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $5.4 million and $12.5 million at September 30, 2008 and December 31, 2007, respectively.

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

Interest Rate Hedges

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, the Partnership established a minimum floor rate of 3.75%.  As of September 30, 2008, the three-month LIBOR rate of 2.8% was lower than the floor rate.  As a result, the Partnership will remit to the respective financial institution the difference between

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.       Derivative Financial Instruments (continued)

the floor rate and the current rate which amounted to approximately $126,000 and was recorded in accrued expenses and other current liabilities on the accompanying balance sheet.  As of September 30, 2008, the fair value of the first collar was a liability of approximately $1.7 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  There was no ineffectiveness related to the first collar as of September 30, 2008.

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50%.  In addition, the Partnership established a minimum floor rate of 2.70%.  As of September 30, 2008, the fair value of the second collar was an asset of approximately $20,000 and was recorded in both other long-term assets and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.  Ineffectiveness related to the second collar was immaterial at September 30, 2008.

Note 6.       Debt

The Partnership has a senior secured credit agreement (the “Credit Agreement”) with total available commitments of $750.0 million.  There are three facilities under the Credit Agreement:

•      a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30.  On July 21, 2008, the Credit Agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008;

•      an $85.0 million acquisition facility to be used for funding acquisitions similar to the Partnership’s business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•      a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to the Partnership’s unitholders.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to:  (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $200.0 million, for a total working capital revolving credit facility of up to $850.0 million.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.  The Partnership, however, cannot provide assurance that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $750.0 million.

During the period from January 1, 2008 through July 20, 2008, borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the three and nine months ended September 30, 2008 were approximately 4.5% and 4.3%, respectively.  The average interest rate for each of the three and nine months ended September 30, 2007 was 6.4%.

In addition, the Partnership executed two zero premium interest rate collars with major financial institutions.  The first collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  The second collar, which was executed on September 29, 2008 and became effective on October 2, 2008, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate (see Note 5 for further discussion on the interest rate collars).

The Partnership incurs a letter of credit fee of 2% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) equal to 0.3% to 0.375% per annum, depending on the pricing level and the Combined Interest Coverage Ratio provided in the Credit Agreement.  The Partnership also incurs a facility fee of 0.1% per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $146.7 million and $119.0 million at September 30, 2008 and December 31, 2007, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $250.6 million and $304.8 million at September 30, 2008 and December 31, 2007, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of September 30, 2008, the Partnership had total borrowings outstanding under the Credit Agreement of $468.5 million, including $71.2 million outstanding on the acquisition facility, and outstanding letters of credit of $69.7 million.  The total remaining availability for borrowings and letters of credit at September 30, 2008 was $211.8 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  On July 18, 2008, the Credit Agreement was amended whereby the Minimum EBITDA (as defined in the Credit Agreement) as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter is not less than $30.0 million for the period of four consecutive fiscal quarters most recently ended.  In addition, the minimum combined interest coverage ratio was reduced to 1.75:1.00 for the quarter ended September 30, 2008.  The Partnership was in compliance with all covenants at September 30, 2008.

The Credit Agreement also requires that in each calendar year, the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.  On September 26, 2008, the Credit Agreement was amended which included, among other things, acknowledgment of compliance of this provision for the year ended December 31, 2008.

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

The lending group under the Credit Agreement includes the following institutions:  Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/n/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; and Calyon New York Branch.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$265	$204	$796	$611
Interest cost	200	163	600	490
Expected return on plan assets	(166)	(158)	(496)	(474)
Recognized net actuarial loss	1	—	1	—
Net periodic benefit cost	$300	$209	$901	$627

Note 8.       Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively, and $6.4 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.       Related Party Transactions (continued)

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,500 and $19,000 for the three months ended September 30, 2008 and 2007, respectively, and $64,500 and $55,000 for the nine months ended September 30, 2008 and 2007, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is 95% owned by members of the Slifka family.  The income from these services was approximately $216,500 and $132,000 for the three months ended September 30, 2008 and 2007, respectively, and $649,500 and $396,000 for the nine months ended September 30, 2008 and 2007, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement extends through January 1, 2009.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $5.7 million and $9.5 million for the three months ended September 30, 2008 and 2007, respectively, and $25.1 million and $28.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended September 30, 2008 and 2007, including payroll, payroll taxes and bonus accruals, were $6.5 million and $6.3 million, respectively, and $20.9 million for each of the nine months ended September 30, 2008 and 2007.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30, 2008	December 31, 2007

Receivables from Alliance	$2,124	$3,926
Receivables from GPC	305	64
Receivables from the General Partner (1)	339	318
Total	$2,768	$4,308

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

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2008 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
02/14/08(1)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/08(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
08/14/08(3)	$0.4875	$3,621	$2,751	$112	$50	$6,534

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

(3)   This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the second quarter of 2008.  As a result, the General Partner received this incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.       Cash Distributions (continued)

In addition, on October 22, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2008 through September 30, 2008 ($1.95 per unit on an annualized basis).  On November 14, 2008, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 5, 2008.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended September 30, 2008.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Wholesale Segment:
Sales	$2,169,936	$1,539,938	$6,959,244	$4,284,719
Net product margin (1)
Distillates	$12,001	$18,614	$44,422	$57,910
Gasoline	13,554	2,231	32,522	6,165
Residual oil	412	3,678	7,542	19,050
Total	$25,967	$24,523	$84,486	$83,125
Commercial Segment:
Sales	$102,143	$58,523	$331,536	$271,008
Net product margin (1)	$2,460	$1,474	$7,389	$8,708
Combined sales and net product margin:
Sales	$2,272,079	$1,598,461	$7,290,780	$4,555,727
Net product margin (1)	$28,427	$25,997	$91,875	$91,833
Depreciation allocated to cost of sales	2,499	2,050	7,658	4,012
Combined gross profit	$25,928	$23,947	$84,217	$87,821

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Combined gross profit	$25,928	$23,947	$84,217	$87,821
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	10,457	9,476	31,712	34,340
Operating expenses	8,429	6,939	26,225	19,139
Amortization expenses	738	388	2,199	1,104
Total operating costs and expenses	19,624	16,803	60,136	54,583
Operating income	6,304	7,144	24,081	33,238
Interest expense	(5,297)	(4,614)	(15,414)	(10,453)
Gain on sale of investment	—	—	—	14,118
Income tax expense	—	—	(295)	(888)
Net income	$1,007	$2,530	$8,372	$36,015

There were no foreign sales for the three and nine months ended September 30, 2008 and 2007.  The Partnership has no foreign assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.     Investment in Equity Securities

The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the consolidated statement of income for the nine months ended September 30, 2007.

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

In connection with the private placement, the Partnership was required to take into account the effect of EITF 98-05.  As a result, a non-cash reduction in net income available to limited partners was recorded for the nine months ended September 30, 2007.  This non-cash reduction was required to be recorded pursuant to EITF 98-05 because the fair value of the Partnership’s common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007.  The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53).  The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity.  Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders for the nine months ended September 30, 2007.

Although EITF 98-05 affected net income available to limited partners for the nine months ended September 30, 2007, it did not affect net income, nor did it affect total partners’ equity.

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

In connection with the November 2007 acquisition of ExxonMobil Oil Corporation’s (“ExxonMobil”) Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.3 million was paid by the Partnership for the three and nine months ended September 30, 2008.  The remaining liability of $0.9 million was recorded as a current liability of $0.4 million and a long-term liability of $0.5 million on the accompanying consolidated balance sheet at September 30, 2008.  The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid by the Partnership for the three and nine months ended September 30, 2008.  The remaining liability of $7.9 million was recorded as a current liability of $0.5 million and a long-term liability of $7.4 million on the accompanying consolidated balance sheet at September 30, 2008.  NYDEC has reviewed the proposed remedial action plan submitted by ExxonMobil and provided comments to Global Companies LLC regarding the plan.  Global Companies LLC prepared a response to NYDEC’s comments.  Global Companies LLC has exchanged correspondence with NYDEC seeking clarification of components of the proposed remedial action plan.  Subject to NYDEC’s approval of the proposed remedial action plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

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

For the three months ended September 30, 2008 and 2007, the Partnership recorded compensation expense of approximately $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2008 and 2007, the Partnership recorded compensation expense of approximately $0.6 million and $0.1 million, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2008 is approximately $1.0 million and is expected to be recognized ratably over the remaining Requisite Service Period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.     Fair Value Measurements

On January 1, 2008, the Partnership partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for its financial assets and financial liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Partnership’s fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value
	September 30,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
Assets:
NYMEX contracts	$899	$899	$—	$—
Hedged inventories	323,870	—	323,870	—
Fair value of forward fixed price contracts	48,305	—	48,305	—
Swap agreements and options	2,387	1,327	1,060	—
Total assets	$375,461	$2,226	$373,235	$—

Liabilities:
Obligations on forward fixed price contracts	$2,887	$—	$2,887	$—
Swap agreements	718	—	718	—
Interest rate collars	1,696	—	1,696	—
Total liabilities	$5,301	$—	$5,301	$—

Note 16.     Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Legal Proceedings (continued)

Environmental

As previously disclosed, Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts.  MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions.  In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief.  The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities.  These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York.  The Partnership entered into an agreement, in principle, to settle these cases.  The Partnership does not believe that settlement of these cases will have a material impact on its operations.

Other

On September 17, 2008, the Office of the Attorney General of the State of Connecticut issued Interrogatories and Subpoena Duces Tecum (the “Subpoena”) in connection with an investigation of gasoline wholesalers in Connecticut in the wake of Hurricane Ike.  The Partnership responded to the Subpoena on behalf of Global Companies LLC.  According to the press release issued by the Attorney General’s office, similar subpoenas were also issued to other gasoline wholesalers in Connecticut.  The Partnership has taken steps to comply with the demand.  While the Partnership cannot predict the outcome of the investigation, it does not expect that the outcome will have a material adverse effect on its operations.

Note 17.               Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides entities with an option to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Partnership adopted SFAS No. 159 on January 1, 2008 and elected not to use the fair value option for its existing financial assets and liabilities and, therefore, the adoption of SFAS No. 159 did not have an impact on the Partnership’s consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.               Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS No. 162 is effective November 15, 2008.  The Partnership expects the adoption of SFAS No. 162 will not have an impact on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.               Recent Accounting Pronouncements (continued)

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

Note 18.               Subsequent Event

On October 22, 2008, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from July 1, 2008 through September 30, 2008.  On November 14, 2008, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 5, 2008.

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

•              We are exposed to risk associated with our trade credit support in the ordinary course of our business activities.

•              The condition of credit markets may adversely affect our liquidity.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast.  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three and nine months ended September 30, 2008, we sold approximately $2.3 billion and $7.3 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•              The condition of credit markets may adversely affect our liquidity.  In recent months, world financial markets experienced a severe reduction in the availability of credit.  Although we have not been negatively impacted by this condition in the short-term, it is difficult to predict its impact on us in future quarters.  Possible negative impacts could include a decrease in the availability of borrowings under our credit agreement, an increased counterparty credit risk on our derivatives contracts and the requirement by contractual counterparties of us to provide collateral.  In addition, we could experience a tightening of trade credit from our suppliers.

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

The non-cash reduction under EITF 98-05 for the nine months ended September 30, 2007 was the result of accounting for the sale of Class B units (see Note 12 of Notes to Consolidated Financial Statements).  Although EITF 98-05 affected net income available to limited partners, it did not affect net income or distributable cash flow to limited partners, nor did it affect total partners’ equity.

Adjusted net income per diluted limited partner unit is a non-GAAP financial measure and should not be considered as an alternative to net income per diluted limited partner unit or any other measure of financial performance presented in accordance with GAAP.  In addition, our adjusted net income per diluted limited partner unit may not be comparable to the adjusted net income per diluted limited partner unit or similarly titled measure of other companies.

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

Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the nine months ended September 30, 2007 (see Note 11 of Notes to Consolidated Financial Statements).  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Specifically, this financial measure indicates to investors whether or not we have generated sufficient cash flow on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow reflects the exclusion of the $14.1 million gain on investment for the nine months ended September 30, 2007 (see Note 11 of Notes to Consolidated Financial Statements).  Distributable cash flow is a non-GAAP financial measure and should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measure of other companies.

Three and Nine Months Ended September 30, 2008 and 2007

In the third quarter of 2008, we experienced the following events which, we believe, led to a negative impact on our results of operations:

•	We believe higher refined petroleum product prices contributed to:

• higher financing costs as a result of increased borrowings to finance inventory;

• the conversion by end users to other products (primarily natural gas) from residual fuel and heating oil; and

• energy conservation.

•	A decrease in demand for distillates and residual oil due to energy conservation and higher refined petroleum product prices led to lower volumes sold and lower margins.

•	Temperatures for the third quarter of 2008 were warmer than normal.

•	We had fewer fixed priced sales of heating oil in the third quarter of 2008 than in the comparable prior period.

For the first nine months of 2008, we experienced the following events which, we believe, led to a significant negative impact on our results of operations:

•	We believe higher refined petroleum prices contributed to:

	•	higher financing costs as a result of increased borrowings to finance inventory;

	•	the conversion by end users to other products (primarily natural gas) from residual fuel and heating oil; and

	•	energy conservation.

•

A decrease in demand for distillates and residual oil due to energy conservation, higher refined petroleum product prices and a decline in heating degree days led to lower volumes sold and lower margins.

•	Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

•	Temperatures for first nine months of 2008 were warmer than normal and warmer than the same period in 2007.

•	We had fewer fixed priced sales of heating oil in the first nine months of 2008 than in the comparable prior period.

•

During the first quarter of 2008, the opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

•	Temporary logistical supply issues related to rail capacity continued into the first quarter of 2008 which adversely affected the performance of our Burlington, Vermont facility.

During the three and nine months ended September 30, 2008, we experienced higher revenues and higher gasoline sales volumes, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil.  Refined petroleum product and natural gas prices were higher during the three and nine months ended September 30, 2008 compared to the same periods in 2007.  For the three months ended September 30, 2008, temperatures were 19% warmer than normal and 26% colder than last year as measured by aggregate heating degree days.  For the nine months ended September 30, 2008, temperatures were 7% warmer than normal and 7% warmer than last year as measured by aggregate heating degree days.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (dollars and gallons in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income as adjusted for one-time gains (1)	$1,007	$2,530	$8,372	$21,897

Adjusted net income per diluted limited partner unit (2)	$0.08	$0.19	$0.64	$3.09

Adjusted EBITDA (3)	$10,053	$9,915	$35,322	$39,345

Distributable cash flow (4)	$4,151	$4,545	$18,208	$25,381

Wholesale Segment:
Volume (gallons)	713,171	740,844	2,404,319	2,181,821
Sales	$2,169,936	$1,539,938	$6,959,244	$4,284,719
Net product margin (5)
Distillates	$12,001	$18,614	$44,422	$57,910
Gasoline	13,554	2,231	32,522	6,165
Residual oil	412	3,678	7,542	19,050
Total	$25,967	$24,523	$84,486	$83,125
Commercial Segment:
Volume (gallons)	38,439	37,008	142,018	185,781
Sales	$102,143	$58,523	$331,536	$271,008
Net product margin (5)	$2,460	$1,474	$7,389	$8,708
Combined sales and net product margin:
Sales	$2,272,079	$1,598,461	$7,290,780	$4,555,727
Net product margin (5)	$28,427	$25,997	$91,875	$91,833
Depreciation allocated to cost of sales	2,499	2,050	7,658	4,012
Combined gross profit	$25,928	$23,947	$84,217	$87,821

Weather conditions:
Normal heating degree days	96	96	3,781	3,750
Actual heating degree days	78	62	3,527	3,797
Variance from normal heating degree days	(19)%	(35)%	(7)%	1%
Variance from prior period actual heating degree days	26%	(17)%	(7)%	9%

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

The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$1,007	$2,530	$8,372	$36,015
Gain on sale of investment	—	—	—	(14,118)
Net income as adjusted for one-time gains	$1,007	$2,530	$8,372	$21,897

The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis for each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$0.08	$0.19	$0.62	$0.66
Dilutive impact of theoretical distribution of earnings under EITF 03-06	—	—	0.02	1.10
Dilutive impact of non-cash reduction under EITF 98-05	—	—	—	1.33
Adjusted net income per diluted limited partner unit	$0.08	$0.19	$0.64	$3.09

The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation of net income to EBITDA and Adjusted EBITDA:
Net income	$1,007	$2,530	$8,372	$36,015
Depreciation and amortization	3,749	2,771	11,241	6,107
Interest expense	5,297	4,614	15,414	10,453
Income tax expense	—	—	295	888
EBITDA	10,053	9,915	35,322	53,463
Gain on sale of investment	—	—	—	(14,118)
Adjusted EBITDA	$10,053	$9,915	$35,322	$39,345

Reconciliation of cash flow provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Cash flow provided by (used in) operating activities	$60,097	$(120,936)	$54,124	$(19,639)
Net changes in operating assets and liabilities	(55,341)	126,237	(34,511)	61,761
Interest expense	5,297	4,614	15,414	10,453
Income tax expense	—	—	295	888
EBITDA	10,053	9,915	35,322	53,463
Gain on sale of investment	—	—	—	(14,118)
Adjusted EBITDA	$10,053	$9,915	$35,322	$39,345

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation of net income to distributable cash flow:
Net income	$1,007	$2,530	$8,372	$36,015
Depreciation and amortization	3,749	2,771	11,241	6,107
Gain on sale of investment	—	—	—	(14,118)
Maintenance capital expenditures	(605)	(756)	(1,405)	(2,623)
Distributable cash flow	$4,151	$4,545	$18,208	$25,381

Reconciliation of cash flow provided by (used in) operating activities to distributable cash flow:
Cash flow provided by (used in) operating activities	$60,097	$(120,936)	$54,124	$(19,639)
Net changes in operating assets and liabilities	(55,341)	126,237	(34,511)	61,761
Gain on sale of investment	—	—	—	(14,118)
Maintenance capital expenditures	(605)	(756)	(1,405)	(2,623)
Distributable cash flow	$4,151	$4,545	$18,208	$25,381

Consolidated Results

Our total sales for the third quarter of 2008 increased by $673.6 million, or 42%, to $2,272.1 million compared to $1,598.5 million for the same period in 2007.  The increase was driven primarily by higher refined petroleum product prices for the three months ended September 30, 2008 compared to the same period in 2007 and our terminal acquisition in Glenwood Landing and Inwood, New York in November 2007.  Our aggregate volume of product sold decreased by approximately 27 million gallons, or 3%, to 751 million gallons.  The decrease in volume was due to decreases of 73 million and 22 million gallons in distillates and residual oil, respectively, primarily due to conservation by users of home heating oil, warmer-than-normal weather and conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.  The decrease was offset by an increase of approximately 68 million gallons in gasoline, mostly due to our November 2007 terminal acquisition.  The number of actual heating degree days increased 26% to 78 for the quarter ended September 30, 2008 compared with 62 for the same period in 2007.  Our gross profit for the third quarter of 2008 was $25.9 million, an increase of $2.0 million, or 8%, compared to $23.9 million for the same period in 2007.  The increase was primarily due to a higher net product margin in our Wholesale segment for gasoline, offset by lower net product margins in distillates and residual oil.

Our total sales for the nine months ended September 30, 2008 increased by $2,735.1 million, or 60%, to $7,290.8 million compared to $4,555.7 million for the same period in 2007.  The increase was driven primarily by higher refined petroleum product prices for the nine months ended September 30, 2008 compared to the same period in 2007 and our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Glenwood Landing and Inwood, New York in November 2007.  Our aggregate volume of product sold increased by approximately 179 million gallons, or 8%, to 2,546 million gallons.  The increase in volume was due to an increase of approximately 347 million gallons in gasoline, mostly due to our 2007 terminal acquisitions, offset by decreases of 99 million and 67 million gallons in distillates and residual oil, respectively.  These decreases were primarily due to conservation by users of home heating oil, warmer-than-normal weather and conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.  The number of actual heating degree days decreased 7% to 3,527 for the nine months ended September 30, 2008 compared with 3,797 for the same period in 2007.  Our gross profit for the nine months ended September 30, 2008 was $84.2 million, a decrease of $3.6 million, or 4%, compared to $87.8 million for the same period in 2007.  The decrease was primarily due to lower net product margins in distillates and residual oil and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our 2007 terminal acquisitions.  The decrease was significantly offset by a higher net product margin in our Wholesale segment for gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended September 30, 2008 were $677.4 million compared to $582.8 million for the three months ended September 30, 2007.  During the first nine months of 2008, wholesale distillate sales were $3,164.4 million compared to $2,215.7 million for the same period in 2007.  The increases of $94.6 million, or 16%, and $948.7 million, or 43%, for the three and nine months ended September 30, 2008, respectively, were due to significant increases in refined petroleum product prices for the three and nine months ended September 30, 2008 compared to the same periods in 2007.  Although we experienced increases in distillate sales, our distillate volumes sold were negatively impacted by the higher price for heating oil, warmer than normal temperatures, meaningful energy conservation and less favorable buying opportunities in the third quarter of 2008 compared to the third quarter of 2007.  Primarily due to these same factors, our net product margin contribution from distillate sales decreased by $6.6 million, or 35%, to $12.0 million for the three months ended September 30, 2008 and by $13.5 million, or 23%, to $44.4 million for the nine months ended September 30, 2008 compared to the same periods in 2007.  For the nine months ended September 30, 2008, the decrease in net product margin for Wholesale distillates also reflected an increase of $2.5 million related to a change in estimate of our inventory reserve account recorded in the second quarter of 2008.

Gasoline.  Wholesale gasoline sales for the three months ended September 30, 2008 were $1,468.8 million compared to $915.9 million for the same period in 2007.  During the first nine months of 2008, wholesale gasoline sales were $3,727.5 million compared to $1,995.2 million for the same period in 2007.  The increases of $552.9 million, or 60%, and $1,732.3 million, or 87%, for the three and nine months ended September 30, 2008, respectively, were due primarily to our 2007 terminal acquisitions, an increase in gasoline volume sold and higher prices.  Our net product margin contribution from gasoline sales increased by $11.4 million to $13.6 million for the three months ended September 30, 2008 and by $26.3 million to $32.5 million for the nine months ended September 30, 2008 compared to the same periods in 2007.  We attribute the increases in net product margin to the new business generated by our 2007 terminal acquisitions, better margins overall in our gasoline business, and the prior year gasoline business start-up costs associated with our Albany and Newburgh, New York and Burlington, Vermont terminal acquisition in May of 2007 that were not incurred in 2008.  Although we experienced increases in gasoline sales, volume sold and net product margin, these results were negatively impacted for the nine months ended September 30, 2008 as a result of the following first quarter 2008 events: 1) the opportunistic conversion of certain gasoline markets to ethanol which put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted; and 2) the temporary logistical supply issues related to rail capacity which adversely affected the performance of our Burlington, Vermont facility.  We have since successfully completed the conversion to ethanol at our facilities which are now fully operational and full rail service to our Burlington, Vermont facility has resumed.

Residual Oil.  Wholesale residual oil sales for the three months ended September 30, 2008 were $23.8 million compared to $41.2 million for the three months ended September 30, 2007.  During the first nine months of 2008, residual oil sales were $67.3 million compared to $73.9 million for the same period in 2007.  The decreases of $17.4 million, or 42%, and $6.6 million, or 9%, for the three and nine months ended September 30, 2008, respectively, were primarily due to declines in residual oil volume sold despite increases in refined petroleum product prices.  Our net product margin contribution from residual oil sales decreased by $3.3 million, or 89%, to $0.4 million for the three months ended September 30, 2008 and by $11.5 million, or 60%, to $7.6 million for the nine months ended September 30, 2008 compared to the same periods in 2007 due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 63% and 71% of total commercial volume sold for the three months ended September 30, 2008 and 2007, respectively, and approximately 67% and 76% of total commercial volume sold for the nine months ended September 30, 2008 and 2007, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended September 30, 2008 increased by 54% compared to the same period in 2007 despite an 8% decrease in volume sold.  For the nine months ended September 30, 2008, residual oil sales increased by 9% compared to the same period in 2007 despite a 33% decrease in volume sold.  We attribute the decreases in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our territory.

Selling, General and Administrative Expenses

SG&A expenses increased by $0.9 million, or 9%, to $10.4 million for the three months ended September 30, 2008 compared to $9.5 million for the same period in 2007.  The increase was primarily due to increases of $0.3 million in bank fees, $0.2 million in employee benefits, $0.1 million in professional fees and $0.3 million in other SG&A expenses.

SG&A expenses decreased by $2.6 million, or 8%, to $31.7 million for the nine months ended September 30, 2008 compared to $34.3 million for the same period in 2007.  The decrease was primarily due to decreases of $2.9 million in accrued bonuses, $0.4 million in professional fees, and $0.8 million in other SG&A expenses, offset by increases of $0.7 million in salaries, partly due to additional employees to support our terminal acquisitions, $0.4 million in compensation cost on our long-term incentive plan and $0.4 million in bank fees.

Operating Expenses

Operating expenses increased by $1.5 million, or 21%, to $8.4 million for the three months ended September 30, 2008 compared to $6.9 million for the same period in 2007.  The increase was primarily due to $1.2 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007, $0.4 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, and $0.4 million in costs associated with our leased terminal in Providence, Rhode Island, offset by a decrease of $0.4 million in costs related to the non-renewal of the terminal lease in New Haven, Connecticut and $0.1 million in other operating costs.

Operating expenses increased by $7.1 million, or 37%, to $26.2 million for the nine months ended September 30, 2008 compared to $19.1 million for the same period in 2007.  The increase was primarily due to $3.4 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007, $3.0 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, and $1.0 million in costs associated with our leased terminal in Providence, Rhode Island, offset by a decrease of $0.3 million in costs related to the non-renewal of the terminal lease in New Haven, Connecticut.

Interest Expense

Interest expense for the three months ended September 30, 2008 increased by $0.7 million, or 15%, to $5.3 million compared to $4.6 million for the same period in 2007.  Interest expense for the nine months ended September 30, 2008 increased by $5.0 million, or 47%, to $15.4 million compared to $10.4 million for the same period in 2007.  We attribute the increases primarily to higher average balances on our working capital credit facility from carrying higher average balances on inventories and accounts receivable due to increased refined petroleum product prices.  In addition, we had increased borrowings on our working capital and acquisition facilities to fund our terminal acquisitions in May and November of 2007.

Gain on Sale of Investment

In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $18.6 million to $189.6 million at September 30, 2008 compared to $171.0 million at December 31, 2007.

On February 14, 2008, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2007.  On May 15, 2008, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2008.  On August 14, 2008, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the second quarter of 2008.  On October 22, 2008, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2008 through September 30, 2008 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business November 5, 2008.  We expect to pay the cash distribution of approximately $6.5 million on November 14, 2008.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We had approximately $1.4 million and $2.6 million in maintenance capital expenditures for the nine months ended September 30, 2008 and 2007, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage, diversifying product availability at various terminals and adding terminals.  We generally fund our expansion capital expenditures through our cash generated from operations, our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $6.9 million and $109.6 million in expansion capital expenditures for the nine months ended September 30, 2008 and 2007, respectively, to increase our operating capacity and capabilities.  Specifically, for the nine months ended September 30, 2008, expansion capital expenditures consisted of approximately $4.9 million in expenditures related to construction in process on our newly leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures.  For the nine months ended September 30, 2007, expansion capital expenditures consisted of $102.6 million in terminal acquisitions for the Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May of 2007, $5.4 million for pre-acquisition deposits, construction expenditures and other costs and $1.6 million in other expansion capital expenditures.

We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We believe that we will have sufficient liquid assets, cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by (used in) operating activities	$54,124	$(19,639)
Net cash used in investing activities	$(8,288)	$(96,953)
Net cash (used in) provided by financing activities	$(47,341)	$115,659

Cash flow from operating activities generally reflects the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash provided by operating activities was $54.1 million for the nine months ended September 30, 2008 compared to cash used in operating activities of $19.6 million for the nine months ended September 30, 2007, for a year-over-year increase in cash provided by operating activities of $73.7 million.

During the nine months ended September 30, 2008, refined petroleum product prices rose significantly during the first half of 2008 before they declined during the third quarter of 2008, causing the carrying values of our accounts receivable, inventories and accounts payable for the nine months ended September 30, 2008 to be less than the peak values we experienced at the beginning of the year.  As a result, we had decreases of $125.0 million in inventories, $89.7 million in accounts receivable, $78.5 million in accounts payable and $18.5 million accrued expenses and all other current liabilities.

During the nine months ended September 30, 2007, we experienced increases in refined petroleum products prices, and we funded additional working capital requirements due to our acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals in May of 2007.  As a result, for the nine months ended September 30, 2007, we had increases of $91.1 million in inventories, $130.8 in accounts receivable, $78.6 million in accounts payable and $14.8 million in accrued expenses and all other current liabilities.

The increase in cash provided by operating activities is also reflected in the year-over-year decrease in net income of $27.6 million, offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats in the first quarter of 2007, and a $175.8 million change in the fair value of our forward fixed price contracts and other derivatives.  For the nine months ended September 30, 2008, contracts supporting our forward fixed price hedge program required margin payments of approximately $86.6 million to the New York Mercantile Exchange due to market direction while for the nine months ended September 30, 2007, similar hedging activity provided funds from the New York Mercantile Exchange of approximately $89.2 million.

Net cash used in investing activities decreased by $83.3 million for the nine months ended September 30, 2008 compared to the same period in 2007 and included $8.3 million in total capital expenditures comprised of $1.4 million in maintenance capital expenditures and $6.9 million in expansion capital expenditures ($4.9 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures).  Comparatively, for the nine months ended September 30, 2007, we had $112.2 million in total capital expenditures comprised of $2.6 million in maintenance capital expenditures and $109.6 million in expansion capital expenditures ($102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals, $5.4 million for pre-acquisition deposits, construction expenditures and other costs and $1.6 million in other expansion capital expenditures), and received proceeds of $15.3 million from the sale of our investment NYMEX Holdings, Inc. and related seats.

Net cash used in financing activities increased by $163.0 million for the nine months ended September 30, 2008 compared to the same period in 2007 and included $26.5 million in net payments on our credit facilities, $19.6 million in cash distributions to our common and subordinated unitholders and our general partner, and $1.2 million in payments on our note payable.  Comparatively, for the nine months ended September 30, 2007, net cash provided by financing activities included $83.7 million in net proceeds from our credit facilities and $49.1 million in net proceeds from the issuance of Class B units, offset by $16.9 million in cash distributions to our common and subordinated unitholders and our general partner.

Credit Agreement

We, our general partner, our operating company and our operating subsidiaries have a four-year senior secured credit agreement with total available commitments of $750.0 million.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 22, 2011.  There are three facilities under our credit agreement:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $650.0 million, of which two $50.0 million seasonal overline facilities are available each year only during the period between September 1 and June 30. On July 21, 2008, the credit agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008;

•

an $85.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

•	a $15.0 million revolving credit facility to be used for general purposes, including payment of distributions to our unitholders.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to:  (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $200.0 million, for a total working capital revolving credit facility of up to $850.0 million.  Any such request for an increase by us must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility.  We, however, cannot provide assurance that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $750.0 million.

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the three and nine months ended September 30, 2008 were approximately 4.5% and 4.3%, respectively.  The average interest rate for each of the three and nine months ended September 30, 2007 was 6.4%.

We incur a letter of credit fee of 2% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the credit agreement (including the unused portion of either of the seasonal overline facilities exercised by us) equal to 0.3% to 0.375% per annum, depending on the pricing level and the Combined Interest Coverage Ratio provided in the credit agreement.  We also incur a facility fee of 0.1% per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.

As of September 30, 2008, we had total borrowings outstanding under our credit agreement of $468.5 million, including $71.2 million outstanding on our acquisition facility, and outstanding letters of credit of $69.7 million.  The total remaining availability for borrowings and letters of credit at September 30, 2008 was $211.8 million.

The credit agreement imposes covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio.  On July 18, 2008, the credit agreement was amended whereby the minimum EBITDA as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter is not less than $30.0 million for the period of four consecutive fiscal quarters most recently ended.  In addition, the minimum combined interest coverage ratio was reduced to 1.75:1.00 for the quarter ended September 30, 2008.  We were in compliance with all covenants at September 30, 2008.

The credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.  On September 26, 2008, the credit agreement was amended which included, among other things, acknowledgment of compliance of this provision for the year ended December 31, 2008.  It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement.

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

The lending group under the credit agreement includes the following institutions:  Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/n/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; and Calyon New York Branch.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Except as discussed in Notes 15 and 17 of Notes to Consolidated Financial Statements related to the adoption of SFAS No. 157, there have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 17 of Notes to Consolidated Financial Statements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We utilize two interest rate collars to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facility.  Therefore, from time to time, we utilize interest rate collars to hedge interest obligations on specific and anticipated debt issuances.

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the three and nine months ended September 30, 2008 were approximately 4.5% and 4.3%, respectively.  The average interest rate for each of the three and nine months ended September 30, 2007 was 6.4%.

As of September 30, 2008, we had total borrowings outstanding under the credit agreement of $468.5 million and outstanding letters of credit of $69.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75%.  In addition, we established a minimum floor three-month LIBOR rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings.  As of September 30, 2008, the three-month LIBOR rate of 2.8% was lower than the floor rate.  As a result, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $126,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50%.  In addition, we established a minimum floor rate of 2.70%.  See Note 5 of Notes to Consolidated Financial Statements for further discussion on the interest rate collars.

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

At September 30, 2008, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

Gain (loss):

	Fair Value at September 30, 2008	Effect of 10% Price Increase

NYMEX contracts	$899	$(831)
Swaps, options and other, net	1,829	658
	$2,728	$(173)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2008.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $5.4 million at September 30, 2008.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the fiscal quarter ended September 30, 2008.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in our Annual Report on Form 10-K for the year ended December 31, 2007, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Environmental

As previously disclosed, Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts.  MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions.  In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief.  The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities.  These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York.  We have entered into an agreement, in principle, to settle these cases.  We do not believe that settlement of these cases will have a material impact on our operations.

Other

On September 17, 2008, the Office of the Attorney General of the State of Connecticut issued Interrogatories and Subpoena Duces Tecum (the “Subpoena”) in connection with an investigation of gasoline wholesalers in Connecticut in the wake of Hurricane Ike.  We responded to the Subpoena on behalf of Global Companies LLC.  According to the press release issued by the Attorney General’s office, similar subpoenas were also issued to other gasoline wholesalers in Connecticut.  We have taken steps to comply with the demand.  While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on our operations.

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

We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our business activities.

We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties of our forward contracts, options and swap agreements and by our suppliers.  Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks.  Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties.  Any increase in the nonpayment or nonperformance by our customers and/or counterparties and the nonperformance by our suppliers could reduce our ability to make distributions to our unitholders.

Additionally, our access to trade credit support could become diminished and/or more expensive.  Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by fluctuations in refined petroleum product prices, disruptions in the credit markets and for any other reason.

We may not be able to obtain funding on acceptable terms or obtain additional requested funding in excess of total commitments under our Credit Agreement because of the deterioration of the credit and capital markets, which could have a material adverse effect on our results of operations.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile.  The debt and equity capital markets have been exceedingly distressed.  These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly.  Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.

In addition, we may be unable to obtain adequate funding under our current Credit Agreement because (i) one or more of our lenders may be unable to meet its funding obligations or (ii) our borrowing base under our current Credit Agreement is redetermined monthly and may decrease as a result of price fluctuations, counterparty risk and customer nonpayment or nonperformance.

Due to these factors, we cannot be certain that funding will be available if needed and to the extent required or requested on acceptable terms.  If funding is not available when needed, or is available only on unfavorable terms, we may be unable to maintain our core business as currently conducted, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations.

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

Ninth Amendment to Credit Agreement, dated as of July 18, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2008).

10.2	—

Tenth Amendment to Credit Agreement and Limited Waiver, dated as of September 26, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2008).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7, 2008		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2008		By:	/s/ Thomas J. Hollister
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

Ninth Amendment to Credit Agreement, dated as of July 18, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2008).

10.2	—

Tenth Amendment to Credit Agreement and Limited Waiver, dated as of September 26, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2008).

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