Form 10-K
period 2008-12-31
GLOBAL PARTNERS LP
filed 2009-03-13
CIK 1323468

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2008 was approximately $78,891,005, based on a price per common unit of $15.83, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

          As of March 10, 2009, 7,428,139 common units and 5,642,424 subordinated units were outstanding.

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

  •
  Our sales of home heating oil and residual oil could be significantly reduced by conversions to natural gas which conversions could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

  •
  Warmer weather conditions could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

  •
  Our risk management policies cannot eliminate all commodity risk. In addition, any noncompliance with our risk management policies could result in significant financial losses.

  •
  Our results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

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

PART I

        References in this Annual Report on Form 10-K to "Global Partners LP," "Partnership," "we," "our," "us" or like terms refer to Global Partners LP and its subsidiaries.

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

        We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York and Pennsylvania (collectively, the "Northeast"). We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2008, we sold approximately $9.0 billion of refined petroleum products and small amounts of natural gas. In 2008, we owned, leased or maintained dedicated storage facilities at 18 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 17 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail or truck and that collectively have approximately 8.0 million barrels of storage capacity. We also have throughput or exchange agreements at more than 30 bulk terminals and inland storage facilities.

        We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two segments, Wholesale and Commercial. In 2008, our Wholesale sales accounted for approximately 95% of our total sales and our Commercial sales accounted for approximately 5%.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results. In 2008, our volume in transportation fuels, which represents a growing portion of our sales, exceeded our heating oil volumes. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. In addition, portions of our heating oil are sold on a forward fixed price basis.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following strategies:

  •
  Expand Within and Beyond Our Core Northeast Market.  We continue to pursue strategic and accretive acquisitions of assets and marketing businesses both within our existing area of operations and in new geographic areas. Consistent with this strategy, we expanded our presence in Providence, Rhode Island by entering into two separate sublease agreements in November 2007 for land located at the Port of Providence. In January 2008, the terminal at one parcel opened for business and in November 2008, the second phase of construction was completed and the terminal at the other parcel opened for business. These facilities will enable us to more effectively supply existing wholesale and commercial customers across Rhode Island and southeastern Massachusetts, cultivate new customers in the region and complement our existing terminal asset base and marketing business. We target assets or businesses with (1) terminal assets, (2) a marketing division that has, among other attributes, consistent cash flow and stable customer lists or (3) a combination of these attributes. We assign value to the marketing opportunities associated with terminal assets. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we continue to seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as two distillate suppliers in the Northeast.

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

  •
  not offering to extend credit as a marketing tool to attract customers; and

  •
  placing most of our customers on automatic debit systems for payment.

    As a result of these practices, in each of the past eight years, the amount of account receivables that we wrote off was insignificant. Our ability to manage our trade credit exposure helps us to expand our marketing business and allowed us to enter into marketing arrangements with third parties where we make the sales and assume the credit risk and the third party retains the commodity risk.

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

Product Sales

  General

        We sell our refined petroleum products in two segments, Wholesale and Commercial. The majority of products we sell can be grouped into three categories: gasoline, distillates and residual oil. In 2008, gasoline, distillates and residual oil accounted for approximately 52%, 42% and 6%, respectively, of our total volume sold.

        Gasoline.    We sell grades of unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market. We have the ability to blend gasoline, and we sell conventional gasoline and ethanol blended gasoline in the markets that require such products. Gasoline sales accounted for approximately 50%, 43% and 37% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

        Distillates.    Distillates are further divided into home heating oil, diesel and kerosene. In 2008, sales of home heating oil, diesel and kerosene accounted for approximately 78%, 20% and 2%, respectively, of our total volume of distillates sold. Distillate sales accounted for approximately 46%, 50% and 53% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

        We sell generic home heating oil and Heating Oil Plus®, our proprietary premium branded heating oil. Heating Oil Plus® is electronically blended at the delivery facility. In 2008, approximately 9% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus®. In addition, we sell the additive used to create Heating Oil Plus® to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®. In 2008, approximately 44% of the volume of diesel we sold to wholesale resellers was Diesel One®.

        Residual Oil.    We are one of three primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications. Residual oil sales accounted for approximately 4%, 7% and 10% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

        We had one customer, ExxonMobil Oil Corporation ("ExxonMobil"), who accounted for approximately 20% of sales for the year ended December 31, 2008 and approximately 12% of accounts receivable and 14% of sales as of and for the year ended December 31, 2007. No single customer accounted for 10% or more of sales for the year ended December 31, 2006.

  Wholesale

        In the Wholesale segment, we sell gasoline, home heating oil, diesel, kerosene and residual oil to unbranded retail gasoline stations and other resellers of transportations fuels, home heating oil retailers and wholesale distributors. In 2008, this segment accounted for approximately 94% of our total volume sold. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput arrangements. Please read "—Storage."

        In 2008, we sold unbranded gasoline and diesel, including Diesel One®, to approximately 950 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

        We have marketing arrangements with a major supplier of unbranded gasoline in several northeastern states as well as two distillate suppliers in the Northeast. We enter into marketing arrangements with third parties where we make the sales and assume the credit risk and the third party retains the commodity risk.

        In 2008, we sold home heating oil, including Heating Oil Plus®, to over 1,100 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as a vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2008, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2008, we sold residual oil to 25 wholesale distributors. Our Wholesale residual oil sales were accomplished through forward fixed price contracts or by using market-related prices, either posted prices or indexed prices, to reflect current market conditions.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales of unbranded gasoline, home heating oil, diesel, kerosene and residual oil to customers in the public sector and to large commercial and industrial customers, primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes custom blended distillates and residual oil delivered by barges or from a terminal dock. In 2008, this segment accounted for approximately 6% of our total volume sold.

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

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2008, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts and New Hampshire. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

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

        Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Supply

        Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, Europe and occasionally from Asia. During 2008, we purchased an average of approximately 232,000 barrels per day of refined petroleum products from approximately 105 suppliers. In 2008, our top ten suppliers accounted for approximately 70% of our product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management."

Commodity Risk Management

        Since we take title to the refined petroleum products that we sell, we are exposed to commodity risk. Commodity risk describes the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products. We endeavor to minimize commodity risk in connection with our daily operations. Generally, as we purchase and/or store refined petroleum products, we reduce commodity risk and establish a margin by selling the product for physical delivery to third parties, selling futures contracts on regulated exchanges or using derivatives. Products are generally purchased and sold at fixed prices or at indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced between purchased volumes versus sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions or infrastructure disruptions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products on any day. Our general policy is not to hold refined petroleum products, futures contracts or other derivative products and instruments for the sole purpose of speculating on price change. While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

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

        With respect to the pricing of commodities, we enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchase and forward fixed price sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all NYMEX positions rather than make or receive physical deliveries. With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such trading policies and procedures, particularly if deception or other intentional misconduct is involved.

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. We own 11 bulk terminals in the Northeast and maintain dedicated storage facilities at another 7 bulk terminals, 6 of which are in the Northeast. Collectively, these bulk terminals provide us with approximately 8.0 million barrels of storage capacity. Additionally, we have throughput or exchange agreements at more than 30 bulk terminals and inland storage facilities.

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

        Throughput arrangements allow storage of product at terminals owned by others. Our customers can load product at these terminals, and we pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Compensation to the terminal owners may be fixed or based upon the volume of our product that is delivered and sold at the terminal.

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

        Our operations also utilize a number of petroleum storage facilities and distribution facilities that we do not own or operate, but at which refined petroleum products are stored. We utilize these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

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

        We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

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

        We incur ongoing costs for monitoring groundwater and/or remediation of contamination at several facilities that we operate. Assuming that we will be able to continue to use common remedial and monitoring methods or associated engineering or institutional controls to demonstrate compliance with applicable regulatory requirements, as we have in the past and regulations currently allow, we believe that these costs will not have a material impact on our financial condition, results of operations or cash available for distribution to our unitholders.

  Above Ground Storage Tanks

        Above ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws. Generally, these laws impose liability for releases and require secondary containment systems for tanks or that the operators take alternative precautions to ensure that no contamination results from tank leaks or spills. We believe we are in material compliance with environmental laws and regulations applicable to above ground storage tanks.

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

  Water Discharges

        The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, into navigable waters. This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. EPA regulations also require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

  Air Emissions

        Our operations are subject to the federal Clean Air Act and comparable state and local laws. Under such laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in material compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas emissions from various sources in the United States. At the federal level, legislation was introduced in Congress in 2007 and 2008 to reduce greenhouse gas emissions in the United States. Such or similar federal legislation could be taken up in 2009 or later years. President Barack Obama stated in his campaign that climate change policy would be a priority of his administration, and the Democratic majority Congress has indicated that it will seek to enact legislation to reduce greenhouse gas emissions. Also, as a result of the U.S. Supreme Court's decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may be required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) under the federal Clean Air Act even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Numerous states, including many where we have operations, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. A regional cap and trade program, referred to as the Regional Greenhouse Gas Initiative, began January 1, 2009, and is designed to stabilize and reduce greenhouse gas emissions from fossil fuel-fired power plants in many Northeastern and Mid-Atlantic states. New federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

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

Security Regulation

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Where required by federal or local laws, we have prepared security plans for the storage and distribution facilities we operate. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell.

        Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 ("TRIA"). We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2007, TRIA has been extended through December 31, 2014. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

Title to Properties, Permits and Licenses

        We believe we have all of the assets needed, including leases, permits and licenses, to operate our business in all material respects. With respect to any consents, permits or authorizations that have not been obtained, we believe that the failure to obtain these consents, permits or authorizations will have no material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

        We believe we have satisfactory title to all of our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our business.

        The name GLOBAL, our logos and the name Global Petroleum Corp. are trademarks of Global Companies LLC. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus® and SubZero®.

Facilities

        We lease office space for our principal executive office in Waltham, Massachusetts. The lease expires on December 31, 2015.

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employ approximately 220 full-time employees. Certain of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in 2011. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in May 2010 (with respect to Albany and Newburgh) and April 2011 (with respect to Glenwood Landing and Inwood). We believe we have good relations with our employees.

        We have two shared services agreements, one with Global Petroleum Corp. and another with Alliance Energy LLC (formerly known as Alliance Energy Corp.). The services provided among these entities by any employees shared pursuant to these agreements does not limit the ability of such employees to provide all services necessary to properly run our business. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements."

Item 1A.    Risk Factors.

Risks Related to Our Business

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

  •
  the restrictions contained in our credit agreement, including borrowing base limitations and advance rates;

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

Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

        Results from our supply, marketing and terminalling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products. When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operation. Lastly, higher prices for refined petroleum prices may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.

        In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price. Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2008, our total debt was approximately $433.5 million. We have the ability to incur additional debt, including the capacity to borrow up to $750.0 million under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

We may not be able to obtain funding on acceptable terms or obtain additional requested funding in excess of total commitments under our credit agreement because of the deterioration of the credit and capital markets, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally, and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.

        In addition, we may be unable to obtain adequate funding under our current credit agreement because (i) one or more of our lenders may be unable to meet its funding obligations or (ii) our borrowing base under our current credit agreement, as redetermined from time to time, may decrease as a result of price fluctuations, counterparty risk, advance rates and borrowing base limitations and customer nonpayment or nonperformance.

        Due to these factors, we cannot be certain that funding will be available if needed and to the extent required or requested on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to maintain our core business as currently conducted, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

  •
  modify borrowing base components and advance rates; or

  •
  make capital expenditures in excess of specified levels.

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

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 9 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

        Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. We are required to reduce our borrowings to zero under that portion of our credit agreement that is available to pay the minimum quarterly distribution for a period of at least 30 consecutive days once each 12-month period. For more information, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 9 of Notes to Consolidated Financial Statements.

Warmer weather conditions could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        Weather conditions have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales and, consequently, our financial condition, results of operations and cash available for distributions to our unitholders.

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

        We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties of our forward and futures contracts, options and swap agreements and by our suppliers. Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks. The current tightening of credit in the financial markets may make it more difficult for customers and counterparties to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment and nonperformance of our customers and counterparties. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties and the nonperformance by our suppliers could reduce our ability to make distributions to our unitholders.

        Additionally, our access to trade credit support could diminish and/or become more expensive. Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by fluctuations in refined petroleum product prices or disruptions in the credit markets or for any other reason.

We are exposed to performance risk in our supply chain.

        We rely upon our suppliers to timely produce the volumes and types of refined petroleum products for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We purchase refined petroleum products from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our competitors have capital resources many times greater than ours and control greater supplies of refined petroleum products.

        Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of our competitors have capital resources many times greater than ours and control greater supplies of refined petroleum products. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies.

Some of our residual oil volumes are subject to customers switching or converting to natural gas which could result in loss of customers, which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        Our residual oil business competes for customers with suppliers of natural gas. Those end users who are dual-fuel users have the ability to switch from residual oil to natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel using customers may switch and other end users may convert to natural gas. Such switching and conversions could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. We could face additional competition from alternative energy sources, such as natural gas, as a result of government-mandated controls or regulation promoting the use of cleaner fuels. Residual oil consumption has steadily declined over the last three decades.

Some of our heating oil volumes are subject to residential conversion to natural gas which could result in less demand for home heating oil and, in turn, could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        Our heating oil business competes for customers with suppliers of natural gas. During a period of increasing home heating oil prices relative to prices of natural gas, home heating oil users may convert to natural gas. Such conversions could reduce our sales of home heating oil and have an adverse effect on our financial condition, results of operations and cash flow available for distributions to our unitholders.

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

Energy efficiency, new technology and alternative fuels could reduce demand for our products and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for home heating oil and residual oil. Future conservation measures or technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of one bulk terminal that we operate exclusively for our business and maintain dedicated storage facilities at another six bulk terminals. The agreements governing these arrangements are subject to expiration at various dates through 2013. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for the terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. (which entity is owned by Alfred A. Slifka and Richard Slifka). As of December 31, 2008, this facility accounted for approximately 26% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2013. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

        Most of our arrangements with our customers are for a single season or on a spot basis. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum product and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distributions to our unitholders could be adversely affected.

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

        Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distributions to unitholders.

New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. Our financial condition, results of operations and cash available for distribution to our unitholders may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of greenhouse gases, might adversely affect our products and activities, including the storage of refined petroleum products, as well as waste management and our control of air emissions. President Obama stated in his campaign that climate change policy would be a priority of his administration, and the Democratic majority Congress has indicated that it will seek to enact legislation to reduce greenhouse gas emissions. Enactment of laws and passage of regulations regarding greenhouse gas emissions, or other actions to limit carbon dioxide emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations. Please read "Items 1. and 2. Business and Properties—Environmental" for more information.

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

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government's response could adversely affect our financial condition, results of operations and cash available for distributions to our unitholders.

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. We incurred costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products. Additional security measures could also restrict our ability to distribute refined petroleum products. Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

        We depend on the services of our senior management team and other key personnel. The loss of the services of any member of senior management or key employee could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. Except with respect to Eric Slifka, Thomas Hollister and Edward Faneuil, neither we, our general partner nor any affiliate thereof entered into an employment agreement with, or, except for Eric Slifka, carry key man life insurance on, any member of our senior management team or other key personnel.

        All of the executive officers of our general partner perform services for certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC."

We depend on unionized labor for the operation of our terminal in Chelsea, Massachusetts and our four terminals in New York and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

        Certain of our employees at the terminal in Chelsea, Massachusetts and truck drivers directly employed by us are employed under collective bargaining agreements that expire in 2011. Certain of our employees at our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in 2010 (with respect to Albany and Newburgh) and 2011 (with respect to Glenwood Landing and Inwood). Certain of Global Petroleum Corp.'s employees at the Revere, Massachusetts facility are similarly employed under a collective bargaining agreement that expires in 2011. Please read Items 1 and 2, "Business and Properties—Employees." Any work stoppages or other labor disturbances at these facilities or by these drivers could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us.

If we fail to maintain an effective system of internal controls, then we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

        Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to maintain internal controls are not successful or if we are unable to maintain adequate controls over our financial processes and reporting in the future or if we are unable to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Risks Related to our Structure

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2008, affiliates of our general partner, including directors and executive officers of our general partner, owned 43.7% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period, as defined in the partnership agreement, and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

        As of March 10, 2009, we had 7,428,139 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, including the Partnership, provided that current public information is available relating to the Partnership. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144.

        We completed a private offering to institutional investors of an aggregate of 1,785,715 Class B units in May 2007 without registration under the Securities Act, in reliance on the exemption from the registration requirements for transactions not involving a public offering contained in Section 4(2) of the Securities Act. The Class B units subsequently converted into common units on a one-for-one basis. The institutional investors that are not affiliates of the Partnership currently may sell their common units pursuant to Rule 144 under the Securities Act.

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

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the legislation considered would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and could be taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file the U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2008, we conducted business in 16 states, some of which may impose a state income tax. We may own property or conduct business in other states or foreign countries in the future. It is the unitholder's responsibility to file all federal, state and local tax returns. Unitholders are encouraged to consult their professional tax advisors regarding the state and local tax implications to their ownership of our common units.

Item 1B.    Unresolved Staff Comments.

        None.

Item 3.    Legal Proceedings.

  General

        Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition, results of operations or cash available for distribution to our unitholders. Except as described below, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

  Environmental

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded total environmental liabilities of approximately $1.2 million. The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC. We do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded total environmental liabilities of approximately $8.0 million. In June 2008, we submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. Although NYDEC has not yet officially approved the remedial action work plan submitted by us, we have responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, the total environmental liabilities were estimated at approximately $5.1 million as of December 31, 2008. Subject to NYDEC's approval of the proposed remedial action work plan, we do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the 2006 acquisition of our Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), we assumed certain existing environmental liabilities at the terminal. We did not accrue for these contingencies as we believe that the aggregate amount of these liabilities cannot be reasonably estimated at this time. We also executed an Administrative Order on Consent ("AOC") with the Environmental Protection Agency, Region III requiring certain investigatory activities at the Global Macungie Terminal. Although we cannot predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, we do not anticipate that the outcome will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Furthermore, we do not believe that compliance with the terms of the AOC will result in material costs or have a material impact on our financial condition, results of operations or cash available for distribution to our unitholders. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether ("MTBE") contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. We entered into an agreement, in principle, to settle these cases and, as a result, we recorded $0.9 million as a current environmental liability on the accompanying consolidated balance sheet at December 31, 2008. We do not believe that settlement of these cases will have a material impact on our operations. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        On September 17, 2008, the Office of the Attorney General of the State of Connecticut issued Interrogatories and Subpoena Duces Tecum (the "Subpoena") in connection with an investigation of gasoline wholesalers in Connecticut in the wake of Hurricane Ike. We responded to the Subpoena on behalf of Global Companies LLC. According to the press release issued by the Attorney General's office, similar subpoenas were also issued to other gasoline wholesalers in Connecticut. We have taken steps to comply with the demand. While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 3, 2009 was $9.85. At the close of business on March 10, 2009, based upon information received from our transfer agent and brokers and nominees, we had 3,654 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit(1)
	High	Low
2008
Fourth Quarter	$14.01	$5.89	$0.4875	(2)
Third Quarter	16.40	8.29	0.4875
Second Quarter	22.16	15.52	0.4875
First Quarter	29.14	17.39	0.4875
2007
Fourth Quarter	$31.38	$24.52	$0.4875
Third Quarter	41.29	25.95	0.4800
Second Quarter	38.75	32.02	0.4725
First Quarter	38.14	23.53	0.4650

(1)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(2)
On January 21, 2009, the board of directors of our general partner declared this distribution for the period from October 1, 2008 through December 31, 2008 which was paid on February 13, 2009.

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

        In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2008, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units. As of December 31, 2008, no subordinated units had been converted.

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

Recent Sales of Unregistered Securities

        On May 9, 2007, we issued 1,785,715 unregistered Class B units in a private placement from which we received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, we agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of our first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. We paid this discount to the purchasers of the Class B units substantially contemporaneously with the payment of our first quarter 2007 distribution and resulted in proceeds of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the private placement.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the quarter ended December 31, 2008 or at any time during the year ended December 31, 2008.

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

	Consolidated			Combined(1)	Successor	Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	October 4 through December 31, 2005	January 1 through October 31, 2005	Year Ended December 31, 2004
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$9,019.1	$6,757.8	$4,472.4	$4,045.8	$1,248.9	$2,796.9	$3,187.6
Cost of sales	8,899.3	6,630.8	4,359.2	3,954.1	1,220.0	2,734.1	3,111.7

Gross profit	119.8	127.0	113.2	91.7	28.9	62.8	75.9
Selling, general and administrative expenses	42.1	45.5	43.0	40.4	10.5	29.9	33.5
Operating expenses	31.8	27.7	22.2	19.7	4.9	14.8	19.6
Amortization expense	2.9	2.3	1.5	1.6	0.4	1.2	0.8

Total operating costs and expenses	76.8	75.5	66.7	61.7	15.8	45.9	53.9

Operating income	43.0	51.5	46.5	30.0	13.1	16.9	22.0
Interest expense	(20.8)	(17.4)	(11.9)	(10.0)	(2.7)	(7.3)	(4.7)
Other income (expense), net	—	—	0.5	(0.9)	—	(0.9)	—
Gain on sale of investment(2)	—	14.1	—	—	—	—	—

Income before income tax expense	22.2	48.2	35.1	19.1	10.4	8.7	17.3
Income tax expense(3)	(1.1)	(1.2)	(1.6)	(1.0)	(1.0)	—	—

Net Income	21.1	47.0	33.5	$18.1	9.4	$8.7	$17.3

Less: General partner's interest in net income	(0.4)	(0.9)	(0.7)	—	(0.2)	—	—

Limited partners' interest in net income	$20.7	$46.1	$32.8	—	$9.2	—	—

Net income per limited partner unit, basic and diluted(4)	$1.40	$1.38	$2.46	—	$0.70	—	—

Weighted average limited partner' units outstanding, basic and diluted	13.1	12.4	11.3	—	11.3	—	—

Cash Flow Data:
Net cash provided by (used in)
Operating activities	$99.2	$(115.0)	$(54.5)	$(28.4)	$(34.1)	$5.7	$(82.0)
Investment activities	(11.5)	(136.5)	(12.4)	(1.6)	(0.7)	(0.9)	1.2
Financing activities(5)	(88.9)	249.7	69.0	28.4	(31.4)	(3.0)	83.0
Other Financial Data:
EBITDA(6)	$58.1	$75.2	$51.5	$33.5	$14.4	$19.1	$25.6
Adjusted EBITDA(6)	58.1	61.1	51.5	33.5	14.4	19.1	25.6
Distributable cash flow(7)	34.1	38.6	36.0	—	10.0	—	—
Capital expenditures(8)	11.5	13.7	5.9	1.8	0.7	1.1	1.3
Cash distributions paid(9)	1.95	1.87	1.72	—	—	—	—
Operating Data:
Normal heating degree days(10)	5,630	5,630	5,630	5,630	1,875	3,755	5,630
Actual heating degree days	5,426	5,656	5,007	5,875	1,876	3,999	5,748
Variance from normal heating degree days	(4)%	1%	(11)%	4%	—	7%	2%
Variance from prior year actual degree days	(4)%	13%	(15)%	2%	1%	3%	(5)%
Total gallons sold (in millions)	3,550	3,288	2,486	2,674	758	1,916	2,929
Variance in volume sold from prior year	8%	32%	(7)%	9%	—	—	3%
Balance Sheet Data (at period end):
Cash and cash equivalents	$0.9	$2.1	$3.9	$1.8	$1.8	—	$3.3
Property and equipment, net	162.0	161.7	31.7	22.0	22.0	—	22.6
Total assets	889.3	1,159.2	638.9	554.7	554.7	—	393.0
Total debt	433.5	496.2	272.3	183.5	183.5	—	193.0
Total liabilities	745.8	998.9	535.7	478.4	478.4	—	369.8
Equity	143.5	160.3	103.2	76.3	76.3	—	23.2

(1)
Combined results for the year ended December 31, 2005 is a non-GAAP financial measure and is presented here to provide additional information for comparing year-over-year information.

(2)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

(3)
We became subject to income tax expense upon the conversion of Global Montello Group LLC, a pass-through entity for federal income tax purposes, to Global Montello Group Corp., a taxable entity for federal income tax purposes, on October 5, 2005.

(4)
See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income per limited partner unit calculation.

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

(6)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA are non-GAAP financial measures which are discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to their most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA is EBITDA less the $14.1 million gain we realized on the sale of our investment in NYMEX Holdings, Inc. along with our NYMEX seats for the year ended December 31, 2007 (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report).

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

(8)
Capital expenditures are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(9)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during 2008, 2007 and 2006. See Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast. We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2008, we sold approximately $9.0 billion of refined petroleum products and small amounts of natural gas.

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

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

  •
  The condition of credit markets may adversely affect our liquidity.  In recent months, world financial markets experienced a severe reduction in the availability of credit. Although we have not been negatively impacted by this condition in the short-term, it is difficult to predict its impact on us in future quarters. Possible negative impacts include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

  •
  We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses. In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management pursues businesses that are closely related to or significantly intertwined with our existing lines of business. Our growth largely depends on our ability to make accretive acquisitions. We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive, but that ultimately may not be accretive. If any of these events were to occur, our future growth would be limited. We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

  •
  Our financial results are generally better in the first and fourth quarters of the calendar year. Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during these winter months. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to maintain current levels of distributions to our unitholders.

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

  •
  Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates. Results from our supply, marketing and terminalling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products. When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operation. Lastly, higher prices for refined petroleum prices may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price. Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

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

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses ("SG&A"), (4) operating expenses, (5) degree days, (6) adjusted net income per diluted limited partner unit, (7) EBITDA, adjusted EBITDA and net income as adjusted for one-time gains and (8) distributable cash flow.

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

  Selling, General and Administrative Expenses

        Our SG&A expenses include marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses. Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, benefits, and pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.

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

        The non-cash reduction under EITF 98-05 for the year ended December 31, 2007 was the result of accounting for the sale of Class B units (see Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report). Although EITF 98-05 affected net income available to limited partners, it did not affect net income or distributable cash flow to limited partners, nor did it affect total partners' equity.

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

  EBITDA, Adjusted EBITDA and Net Income as Adjusted for One-time Gains

        EBITDA, adjusted EBITDA and net income as adjusted for one-time gains are non-GAAP financial measures used as supplemental financial measures by management and external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

  •
  our compliance with certain financial covenants included in our debt agreements;

  •
  our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;

  •
  our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;

  •
  our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing and distribution of refined petroleum products, without regard to financing methods and capital structure; and

  •
  the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

        Adjusted EBITDA and net income as adjusted for one-time gains reflect the exclusion of the $14.1 million gain on investment for the year ended December 31, 2007 (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report). EBITDA, adjusted EBITDA and net income as adjusted for one-time gains should not be considered alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA, adjusted EBITDA and net income as adjusted for one-time gains exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA, adjusted EBITDA and net income as adjusted for one-time gains may not be comparable to similarly titled measures of other companies.

  Distributable Cash Flow

        Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Distributable cash flow means our net income plus depreciation and amortization less our maintenance capital expenditures. Specifically, this financial measure indicates to investors whether or not we have generated sufficient cash flow on a current or historic level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships. Distributable cash flow for the year ended December 31, 2007 reflects the exclusion of the $14.1 million gain on investment (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report). Distributable cash flow should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measure of other companies.

  Years Ended December 31, 2008, 2007 and 2006

        In 2008, we continued to expand our presence in Providence, Rhode Island. We entered into two separate sublease agreements in November 2007 for land located at the Port of Providence. In January 2008, the terminal at one parcel opened for business and has storage capacity of 244,000 barrels for distillates. In November 2008, the terminal at the other parcel opened for business and has storage capacity of 230,000 barrels for refined petroleum products. These facilities will enable us to more effectively supply existing wholesale and commercial customers across Rhode Island and southeastern Massachusetts and cultivate new customers in the region.

        In 2008, we experienced higher revenues and higher gasoline sales volumes, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil. Refined petroleum product and natural gas prices were higher during the first nine months of the year compared to 2007 and generally peaked in July of 2008 before dramatically decreasing during the fourth quarter as evidenced in the table below. Specifically, prices for heating oil, gasoline, residual oil and natural gas peaked at $4.11, $3.57, $119.70 and $18.34, respectively. Prices hit their lowest point in December at $1.20, $0.79, $28.40 and $6.02 for heating oil, gasoline, residual oil and natural gas, respectively.

        The following table provides the percentage increases (decreases) in refined petroleum product and natural gas prices at the end of each quarter in 2008 as compared to each comparable quarter in 2007:

Period:	Heating Oil $ per gallon	Gasoline $ per gallon	Residual Oil $ per barrel	Natural Gas $ per barrel
At March 31, 2008	$3.05	$2.62	$72.75	$64.38
At March 31, 2007	$1.88	$2.11	$45.80	$50.27
Change	62%	24%	59%	28%

At June 30, 2008	$3.90	$3.50	$111.30	$86.37
At June 30, 2007	$2.03	$2.29	$55.15	$46.24
Change	92%	53%	102%	87%

At September 30, 2008	$2.86	$2.48	$83.55	$47.44
At September 30, 2007	$2.24	$2.07	$58.15	$42.65
Change	28%	20%	44%	11%

At December 31, 2008	$1.41	$1.01	$35.65	$47.56
At December 31, 2007	$2.64	$2.48	$75.15	$48.07
Change	(47)%	(59)%	(53)%	(1)%

        During the fourth quarter of 2008, we experienced the following events:

  •
  Refined petroleum product prices dramatically declined which we believe contributed to lower financing costs as a result of decreased borrowings to finance inventory.

  •
  The conversion or temporary switching by dual-fuel users by primarily commercial customers to other products (primarily natural gas) from residual fuel and heating oil had a negative impact on our results of operations.

  •
  Temperatures for the fourth quarter of 2008 were colder than normal and colder than the fourth quarter of 2007.

  •
  A decrease in market demand for distillates and residual oil, primarily due to continued energy conservation, led to lower volumes sold.

  •
  We increased our reserve for credit losses at year end by approximately $0.3 million.

  •
  We had fewer fixed priced sales of heating oil in the fourth quarter of 2008 than in the fourth quarter of 2007.

        During the year ended December 31, 2008, we experienced the following events which led to a significant negative impact on our results of operations:

  •
  We believe increasing refined petroleum product prices for most of 2008 contributed to:

  •
  higher financing costs as a result of increased borrowings to finance inventory;

  •
  the conversion or temporary switching by dual-fuel users by primarily commercial customers to other products (primarily natural gas) from residual fuel and heating oil; and

  •
  energy conservation.

  •
  A decrease in market demand for distillates and residual oil due to energy conservation and higher refined petroleum product prices for most of 2008 led to lower volumes sold and lower margins compared to 2007.

  •
  Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

  •
  Temperatures were 4% warmer than normal for 2008 and 4% warmer than 2007 as measured by aggregate heating degree days.

  •
  We increased our reserve for credit losses at year end by approximately $0.3 million.

  •
  We had fewer fixed priced sales of heating oil in 2008 compared with 2007.

  •
  During the first quarter of 2008, the opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

  •
  Temporary logistical supply issues related to rail capacity adversely affected the performance of our Burlington, Vermont facility.

        In the year ended December 31, 2007, we continued to broaden and strengthen our distribution network with the acquisitions of five refined products terminals and the leasing of an additional terminal. In addition, we continued to broaden the non-weather sensitive components of our business. In May 2007, we acquired three refined products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil. Products distributed from these terminals primarily include gasoline, ultra low sulfur diesel and heating oil. In November 2007, we acquired two refined products terminals in Glenwood Landing and Inwood, New York from ExxonMobil. Products distributed from these terminals also include gasoline, ultra low sulfur diesel and heating oil. Also in November 2007, we leased a terminal in Providence, Rhode Island which has access to deepwater marine facilities.

        Refined petroleum product and natural gas prices rose throughout 2007. At December 31, 2007, prices for gasoline, heating oil, residual oil and natural gas increased 55%, 65%, 102% and 25%, respectively, compared to prices at December 31, 2006. Temperatures were less than 1% colder than normal for 2007 and 13% colder than 2006 as measured by aggregate heating degree days.

        In the year ended December 31, 2006, we continued to expand our higher margin product lines and broaden the non-weather sensitive components of our business. We completed two acquisitions in 2006: (1) our Bridgeport, Connecticut terminal which is used as a distribution point for diesel and home heating oil, and (2) our Macungie, Pennsylvania terminal which is used as a distribution point for diesel, gasoline and home heating oil. Refined petroleum product prices rose throughout most of 2006 but experienced significant declines in September and December. At December 31, 2006, prices for gasoline, distillates and residual oil decreased 6%, 8% and 24%, respectively. Temperatures were 11% warmer than normal for 2006.

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit data):

	Years Ended December 31,
	2008	2007	2006
Net income as adjusted for one-time gains(1)	$21,055	$32,895	$33,461
Adjusted net income per diluted limited partner unit(2)	$1.59	$3.92	$2.91
Adjusted EBITDA(3)	$58,132	$61,107	$51,541
Distributable cash flow(4)	$34,061	$38,638	$36,003
Wholesale Segment:
Volume (gallons)	3,348,238	3,043,278	2,196,978
Sales	$8,589,180	$6,376,749	$4,071,608
Net product margin(5)
Distillates	$70,045	$86,358	$58,285
Gasoline	36,451	11,463	22,812
Residual oil	11,671	23,667	20,896

Total	$118,167	$121,488	$101,993
Commercial Segment:
Volume (gallons)	202,088	244,343	288,970
Sales	$429,943	$381,085	$400,810

Net product margin(5)	$11,835	$11,485	$13,151
Combined sales and net product margin:
Sales	$9,019,123	$6,757,834	$4,472,418

Net product margin(5)	$130,002	$132,973	$115,144
Depreciation allocated to cost of sales	10,211	5,989	1,918

Combined gross profit	$119,791	$126,984	$113,226

Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,426	5,656	5,007
Variance from normal heating degree days	(4)%	1%	(11)%
Variance from prior period actual heating degree days	(4)%	13%	(15)%

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

(4)
Distributable cash flow is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)
Net product margin is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

        The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis (in thousands):

	Years Ended December 31,
	2008	2007	2006
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$21,055	$47,013	$33,461
Gain on sale of investment(1)	—	(14,118)	—

Net income as adjusted for one-time gains	$21,055	$32,895	$33,461

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

        The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis:

	Years Ended December 31,
	2008	2007	2006
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit under EITF 03-06 and EITF 98-05	$1.40	$1.38	$2.46
Dilutive impact of theoretical distribution of earnings under EITF 03-06	0.19	1.21	0.45
Dilutive impact of non-cash reduction under EITF 98-05	—	1.33	—

Adjusted net income per diluted limited partner unit	$1.59	$3.92	$2.91

        The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2008	2007	2006
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$21,055	$47,013	$33,461
Depreciation and amortization	15,126	9,613	4,513
Interest expense	20,799	17,408	11,901
Income tax expense	1,152	1,191	1,666

EBITDA	58,132	75,225	51,541
Gain on sale of investment(1)	—	(14,118)	—

Adjusted EBITDA	$58,132	$61,107	$51,541

Reconciliation of cash flow provided by (used in) operating activities to EBITDA and adjusted EBITDA:
Cash flow provided by (used in) operating activities	$99,220	$(115,045)	$(54,479)
Net changes in operating assets and liabilities	(63,039)	171,671	92,453
Interest expense	20,799	17,408	11,901
Income tax expense	1,152	1,191	1,666

EBITDA	58,132	75,225	51,541
Gain on sale of investment(1)	—	(14,118)	—

Adjusted EBITDA	$58,132	$61,107	$51,541

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2008	2007	2006
Reconciliation of net income to distributable cash flow:
Net income	$21,055	$47,013	$33,461
Depreciation and amortization	15,126	9,613	4,513
Gain on sale of investment(1)	—	(14,118)	—
Maintenance capital expenditures	(2,120)	(3,870)	(1,971)

Distributable cash flow	$34,061	$38,638	$36,003

Reconciliation of cash flow provided by (used in) operating activities to distributable cash flow:
Cash flow provided by (used in) operating activities	$99,220	$(115,045)	$(54,479)
Net changes in operating assets and liabilities	(63,039)	171,671	92,453
Gain on sale of investment(1)	—	(14,118)	—
Maintenance capital expenditures	(2,120)	(3,870)	(1,971)

Distributable cash flow	$34,061	$38,638	$36,003

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Consolidated Sales

        Our total sales for 2008 increased by $2,261.3 million, or 33%, to $9,019.1 million compared to $6,757.8 million for 2007. The increase was driven primarily by higher refined petroleum product prices for most of 2008 compared to 2007 and our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and in Glenwood Landing and Inwood, New York in November 2007. Our aggregate volume of product sold increased by approximately 263 million gallons, or 8%, to 3,550 million gallons. The increase in volume was due to an increase of approximately 457 million gallons in gasoline, mostly due to our 2007 terminal acquisitions, offset by decreases of 105 million and 87 million gallons in distillates and residual oil, respectively. These decreases were primarily due to conservation by users of home heating oil, warmer-than-normal temperatures and conversion and fuel switching related to increased residual oil prices for most of 2008 relative to the prices of natural gas and intensified competition in the marketplace. The number of actual heating degree days decreased 4% to 5,426 for 2008 compared to 5,656 for 2007. Our gross profit for 2008 was $119.8 million, a decrease of $7.2 million, or 6%, compared to $127.0 million for 2007. The decrease was primarily due to lower net product margins in distillates and residual oil and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our 2007 terminal acquisitions. The decrease was significantly offset by a higher net product margin in our Wholesale segment for gasoline also mostly as a result of our 2007 terminal acquisitions.

        Our total sales for 2007 increased by $2,285.4 million, or 51%, to $6,757.8 million compared to $4,472.4 million for 2006. The increase was driven primarily by our terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and, to a lesser extent, in Glenwood Landing and Inwood, New York in November 2007 and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006 and an increase in refined petroleum product prices for 2007 compared to the prior year. Our aggregate volume of product sold increased by approximately 801 million gallons, or 32%, to 3,287 million gallons. The increase in volume primarily includes increases of 497 million and 361 million gallons in gasoline and distillates, respectively, as a result of our terminal acquisitions and colder temperatures in 2007 compared to 2006. The increase in volume was offset by a 36 million gallon decrease in residual oil, primarily due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace. The number of actual heating degree days increased by approximately 13% to 5,656 compared to 5,007 for 2006. Our gross profit for 2007 was $127.0 million, an increase of $13.8 million, or 12%, compared to $113.2 million for 2006, primarily due to higher net product margins in distillates and residual oil. The increase was offset by a decline in gasoline net product margins and an increase in depreciation on our terminals, which is included in cost of sales, as a result of our terminal acquisitions.

  Wholesale Segment

        Distillates.    Wholesale distillate sales for 2008 were $4,044.0 million compared to $3,354.6 million for 2007. The increase of $689.4 million, or 21%, was due to increases in refined petroleum product prices for most of 2008 compared to 2007. Although we experienced an increase in distillate sales, our distillate volume sold was negatively impacted by the higher price for heating oil for most of 2008, warmer than normal temperatures, meaningful energy conservation and less favorable buying opportunities in 2008 compared to 2007. In addition, we had fewer fixed priced sales of heating oil in 2008 compared to 2007, which we believe was due to higher refined petroleum product prices. Primarily due to these same factors, our net product margin contribution from distillate sales decreased by $16.4 million, or 19%, to $70.0 million for 2008 compared to $86.4 million for 2007. For the year ended December 31, 2008, the decrease in net product margin for Wholesale distillates also reflected an increase of $2.5 million related to a change in estimate of our inventory reserve account recorded in the second quarter of 2008.

        Wholesale distillate sales for 2007 were $3,354.6 million compared to $2,313.6 million for 2006. The increase of $1,041.0 million, or 45%, was due to an increase in volume sold and in refined petroleum product prices for 2007 compared to 2006. We attribute the increase in volume sold primarily to the terminal acquisitions in Albany and Newburgh, New York and Burlington, Vermont in May 2007 and, to a lesser extent, in Glenwood Landing and Inwood, New York in November 2007, and in Bridgeport, Connecticut and Macungie, Pennsylvania in 2006, as well as to temperatures that were 13% colder for 2007 compared to 2006. Our net product margin contribution from distillate sales increased by $28.1 million, or 48%, to $86.4 million for 2007 compared to $58.3 million for 2006, primarily as the result of margin expansion, volume expansion related to our 2007 and 2006 terminal acquisitions and additional volume expansion due to colder weather during 2007 compared to 2006. Despite the increase in net product margin for 2007, we had fewer fixed priced sales of heating oil in 2007 compared to 2006, which we believe was due to higher refined petroleum product prices.

        Gasoline.    Wholesale gasoline sales for 2008 were $4,469.8 million compared to $2,906.9 million for 2007. The increase of $1,562.9 million, or 54%, was due primarily to our 2007 terminal acquisitions, an increase in gasoline volume sold and higher prices for most of 2008. Our net product margin contribution from gasoline sales increased by $25.0 million to $36.5 million for 2008 compared to $11.5 million for 2007. We attribute the increase in net product margin to the new business generated by our 2007 terminal acquisitions, better margins overall in our gasoline business, and the prior year gasoline business start-up costs associated with our Albany and Newburgh, New York and Burlington, Vermont terminal acquisition in May of 2007 that were not incurred in 2008. Although we experienced an increase in gasoline sales, volume sold and net product margin, these results were negatively impacted for 2008 as a result of the following first quarter 2008 events: (1) the opportunistic conversion of certain gasoline markets to ethanol which put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted; and (2) the temporary logistical supply issues related to rail capacity which adversely affected the performance of our Burlington, Vermont facility. We have since successfully completed the conversion to ethanol at our facilities which are now fully operational, and full rail service to our Burlington, Vermont facility has resumed.

        Wholesale gasoline sales for 2007 were $2,906.9 million compared to $1,654.4 million for 2006. The increase of $1,252.5 million, or 76%, was due primarily to our acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals, our 2006 acquisition of the Macungie, Pennsylvania terminal, an increase in gasoline volume sold and higher prices. Our net product margin from gasoline sales decreased by $11.3 million, or 50%, to $11.5 million for 2007 compared to $22.8 million for 2006. We attribute the decrease in net product margin to the return of margins to more historical norms as the industry adjusted to the introduction of ethanol-based gasoline, narrower net product margins generally, some initial start-up supply costs at the Albany and Newburgh, New York and Burlington, Vermont terminals and general market conditions.

        Residual Oil.    Wholesale residual oil sales for 2008 were $75.4 million compared to $115.3 million for 2007. The decrease of $39.9 million, or 35%, was primarily due to declines in residual oil volume sold despite an increase in refined petroleum product prices for most of 2008. Our net product margin contribution from residual oil sales decreased by $12.0 million, or 51%, to $11.7 million for 2008 compared to $23.7 million for 2007 due to conversion and fuel switching related to increased residual oil prices for most of 2008 relative to the prices of natural gas and intensified competition in the marketplace.

        Wholesale residual oil sales for 2007 were $115.3 million compared to $103.6 million for 2006. The increase of $11.7 million, or 11%, was due to an increase in refined petroleum product prices, despite a decrease in residual oil volume sold, primarily due to conversion and fuel switching related to increased residual oil prices relative to the prices of natural gas and intensified competition in the marketplace. Our net product margin contribution from residual oil sales increased by $2.8 million, or 13%, to $23.7 million for 2007 compared to $20.9 million for 2006.

  Commercial Segment

        In our Commercial segment, residual oil accounted for approximately 67%, 75% and 80% of total commercial volume sold in 2008, 2007 and 2006, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

        Commercial residual oil sales and volume sold for 2008 decreased by 1% and 27%, respectively, compared to 2007. We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants who are contracting their business activities in our territory.

        Commercial residual oil sales for 2007 decreased by 10% compared to 2006 due to a 20% decrease in volume sold. We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our territory. Specifically, for 2007 compared to 2006, prices for residual oil and heating oil increased 102% and 65%, respectively, while the price for natural gas increased 25%.

  Selling, General and Administrative Expenses

        SG&A expenses for 2008 decreased by $3.4 million, or 7%, to $42.1 million compared to $45.5 million for 2007. The decrease was primarily due to decreases of $4.0 million in accrued bonuses, $0.6 million in professional fees, $0.4 million in insurance premiums and $0.3 million in other SG&A expenses, offset by increases of $0.8 million in bank fees, $0.7 million in salaries and employee benefits and $0.4 million in compensation cost on our long-term incentive plan.

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

  Operating Expenses

        Operating expenses increased by $4.1 million, or 15%, to $31.8 million for 2008 compared to $27.7 million for 2007. The increase was primarily due to $4.2 million in costs associated with operating our Glenwood Landing and Inwood, New York terminals acquired in November 2007, $2.9 million in costs associated with operating our Albany and Newburgh, New York and Burlington, Vermont terminals acquired in May 2007, and $1.3 million in costs associated with our leased terminal in Providence, Rhode Island, offset by decreases of $0.8 million in costs related to the non-renewal of the terminal lease in New Haven, Connecticut and $0.6 million in miscellaneous operating expenses. For the year ended December 31, 2008, the increase in operating expenses also reflected a decrease of $2.8 million related to a change in estimate of our remediation obligations under a proposed remedial action work plan submitted by us to NYDEC with respect to the Albany, New York terminal (see Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report).

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

  Amortization Expense

        Amortization expense was $2.9 million, $2.3 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increases of $0.6 million in 2008 compared to 2007 and $0.8 million in 2007 compared to 2006 were primarily the result of amortization related to intangible assets recognized as part of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminal acquisitions in 2007. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Interest Expense

        Interest expense for 2008 increased by $3.4 million, or 19%, to $20.8 million compared to $17.4 million for 2007. We attribute the increase primarily to higher average balances on our working capital credit facility from carrying higher average balances of inventories and accounts receivable due to increased refined petroleum product prices for most of 2008, despite the overall interest rate environment. In addition, the costs of borrowings under the credit agreement were increased commencing with the July 18, 2008 amendment to the credit agreement. Also, we had increased borrowings on our working capital and acquisition facilities to fund our terminal acquisitions in May and November of 2007.

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

  Other Income

        Other income of approximately $515,000 for the year ended December 31, 2006 represented dividend income from our ownership interest in NYMEX Holdings, Inc. along with our NYMEX seats. In March 2007, we sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats and, as a result, other income was not recognized for the years ended December 31, 2008 and 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Gain on Sale of Investment

        The $14.1 million gain on sale of investment for the year ended December 31, 2007 represented the amount we realized on the March 2007 sale of our NYMEX Holdings, Inc. and related seats. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements and our capital expenditures. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital increased by $27.6 million to $198.6 million at December 31, 2008 compared to $171.0 million at December 31, 2007.

        On February 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2008.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2008 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations(1)(2)	$466,663	$228,053	$238,610	$—	$—
Operating lease obligations	81,327	15,775	30,922	20,052	14,578
Capital lease obligations	907	329	485	93	—
Other long-term liabilities	11,433	454	1,102	1,757	8,120

Total	$560,330	$244,611	$271,119	$21,902	$22,698

(1)
Includes principal and interest on our working capital revolving credit facility at December 31, 2008.

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

        In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2008. Pricing is based on spot prices at the time of purchase. Please read Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations. We had approximately $2.1 million, $3.9 million and $2.0 million in maintenance capital expenditures for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage, diversifying product availability at various terminals and adding terminals. We generally fund our expansion capital expenditures through our cash generated from operations or our acquisition and working capital revolving credit facilities or by issuing additional equity. We had approximately

$9.4 million, $147.8 million and $10.4 million in expansion capital expenditures for the years ended December 31, 2008, 2007 and 2006, respectively, to increase our operating capacity and capabilities. Specifically, in 2008, expansion capital expenditures consisted of approximately $6.4 million in costs primarily related to the second phase of construction of our terminal in Providence, Rhode Island, $1.2 million related to conversion expenditures to handle ethanol-based gasoline and $1.8 million in other expansion capital expenditures primarily related to additional terminal equipment at the Albany and Newburgh, New York and Burlington, Vermont terminals.

        During 2007, expansion capital expenditures included the May 2007 acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont for approximately $102.6 million ($101.5 million cash consideration plus $1.1 million in acquisition costs) and the November 2007 acquisition of two refined petroleum products terminals in Glenwood Landing and Inwood, New York for approximately $35.4 million ($34.7 million cash consideration plus $0.7 million in acquisition costs), bringing the total for terminal acquisitions to $138.0 million. In addition, we had $6.2 million in expansion capital expenditures related to construction in process on our terminal in Providence, Rhode Island and $3.6 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

        During 2006, we acquired the Bridgeport, Connecticut facility for approximately $2.4 million and the Macungie, Pennsylvania facility for approximately $4.1 million, bringing the total for terminal acquisitions to $6.5 million. In addition, we had $3.9 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows, to increase our operating capacity and capabilities.

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

  Cash Flow (in thousands)

	Years Ended December 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$99,220	$(115,045)	$(54,479)
Net cash used in investing activities	$(11,510)	$(136,464)	$(12,442)
Net cash (used in) provided by financing activities	$(88,875)	$249,758	$69,013

        Cash flow from operating activities generally reflects our net income, the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

        Net cash provided by operating activities was $99.2 million for the year ended December 31, 2008 compared to cash used in operating activities of $115.0 million for the year ended December 31, 2007, for a year-over-year increase in cash provided by operating activities of $214.2 million.

        While refined petroleum product prices were higher for most of 2008, they declined significantly during the fourth quarter of 2008, thereby causing the carrying values of our accounts receivable, inventories and accounts payable at December 31, 2008 to be less than the carrying values we experienced at the beginning of the year. As a result, we had decreases of $243.9 million in inventories,

$189.7 million in accounts receivable, $151.6 million in accounts payable and $15.7 million accrued expenses and all other current liabilities.

        During the year ended December 31, 2007, we experienced increases in refined petroleum products prices, and we funded additional working capital requirements due to our acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals in May of 2007. As a result, for the year ended December 31, 2007, we had increases of $196.2 million in inventories, $236.6 million in accounts receivable, $149.3 million in accounts payable and $34.2 million in accrued expenses and all other current liabilities.

        The increase in cash provided by operating activities is also reflected in the year-over-year decrease in net income of $25.9 million, offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats in the first quarter of 2007, and a $302.2 million change in the fair value of our forward fixed price contracts and other derivatives. For the year ended December 31, 2008, contracts supporting our forward fixed price hedge program required margin payments of approximately $195.0 million to the NYMEX due to market direction while for the year ended December 31, 2007, similar hedging activity provided funds from the NYMEX of approximately $107.3 million.

        Net cash used in operating activities increased by $60.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 and primarily reflects the following (1) the $13.6 million increase in net income offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats; (2) changes of $265.0 million in accounts receivable, $168.8 million in inventories and $8.3 million in prepaids and other assets, offset by changes of $179.8 million in accounts payable and $26.3 million in accrued expenses and other current liabilities, primarily the result of our acquisitions of refined petroleum products terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont in 2007 and in Macungie, Pennsylvania and Bridgeport, Connecticut in 2006 and the related supply and throughput contracts as well as increases in refined petroleum product prices year over year; and (3) a $174.4 million change in the fair value of our forward fixed price contracts. For the year ended December 31, 2006, contracts supporting our forward fixed price hedge program required margin payments of approximately $67.1 million to the NYMEX due to market direction while for the year December 31, 2007, similar hedging activity provided funds of approximately $107.3 million.

        Net cash used in investing activities decreased by $125.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 and included $11.5 million in total capital expenditures comprised of $2.1 million in maintenance capital expenditures and $9.4 million in expansion capital expenditures ($6.4 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.2 million related to conversion expenditures to handle ethanol-based gasoline and $1.8 million in other expansion capital expenditures).

        Net cash used in investing activities increased by $124.0 million for year ended December 31, 2007 compared to the year ended December 31, 2006 and included $151.7 million in total capital expenditures comprised of $3.9 million in maintenance capital expenditures and $147.8 million in expansion capital expenditures. Expansion capital expenditures included $102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals and $35.4 million to acquire the Glenwood Landing and Inwood, New York terminals (for a total of $138.0 million in terminal acquisitions), $6.2 million related to construction in process on our leased terminal in Providence, Rhode Island and $3.6 million in other expansion capital expenditures. The net cash used in investing activities was offset by gross proceeds of $15.3 million from the sale of our investment in NYMEX Holdings, Inc. and related NYMEX seats.

        Net cash used in financing activities increased by $338.6 million for the year ended December 31, 2008 compared to year ended December 31, 2007. Net cash used in financing activities was

$88.9 million for the year ended December 31, 2008 and included $61.5 million in net payments on our credit facilities, $26.1 million in cash distributions to our common and subordinated unitholders and our general partner, and $1.2 million in payments on our note payable. Comparatively, net cash provided by financing activities was $249.7 million for the year ended December 31, 2007 included net borrowings on our credit facilities of $224.3 million, consisting of $153.1 million in borrowings on our revolving line of credit and $71.2 million in borrowings from our acquisition facility to fund the purchase of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminals, and net proceeds of $49.1 million from the issuance of Class B units, offset by $23.3 million in cash distributions to our common and subordinated unitholders.

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

        The credit agreement will mature on April 22, 2011. There are three facilities under our credit agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $650.0 million; the $650.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30. On July 18, 2008, the credit agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008;

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

        Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the credit agreement, we can borrow only up to the level of our then current borrowing base. Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and deteriorating economic conditions. These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

        During the period from January 1, 2008 through July 20, 2008 and for the years ended December 31, 2007 and 2006, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively (for 2006, the rate for the acquisition facility was the Eurodollar rate, plus 1 3/4%), (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates for the years ended December 31, 2008, 2007 and 2006 were 4.58%, 6.3% and 6.0%, respectively.

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

        As of December 31, 2008, we had total borrowings outstanding under our credit agreement of $433.5 million, including $71.2 million outstanding on our acquisition facility. In addition, we had outstanding letters of credit of $105.2 million. The total remaining availability for borrowings and letters of credit at December 31, 2008 and 2007 was $211.3 million and $86.6 million, respectively.

        The credit agreement imposes covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio. On July 18, 2008, the credit agreement was amended whereby the minimum EBITDA as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter is required to be not less than $30.0 million for the period of four consecutive fiscal quarters most recently ended. In addition, the minimum combined interest coverage ratio was reduced to 1.75:1.00 for the quarter ended December 31, 2008. We were in compliance with all covenants at December 31, 2008. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

        The credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days. On September 26, 2008, the credit agreement was amended to include, among other things, acknowledgment of compliance of this provision for the year ended December 31, 2008. The Partnership has complied with this provision for the year ending December 31, 2009. It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement.

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

        The lending group under the credit agreement includes the following institutions: Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/k/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; and Calyon New York Branch.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2008, 2007 and 2006.

Environmental Matters

        Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, "Business and Properties—Environmental."

Critical Accounting Policies and Estimates

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 2 of Notes to Consolidated Financial Statements. Certain of these accounting policies require the use of estimates. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis:

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

        We also use futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of our forward purchase and sale commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized currently in earnings. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.

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

        Interest Rate Hedge—We executed two zero premium interest rate collars, and each collar is designated as a cash flow hedge. The first collar, which expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. Changes in the fair value of the collar are recorded as either an asset or a liability with a corresponding amount recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. The second collar, which expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates.

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

Recent Accounting Pronouncements

        A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

        During the period from January 1, 2008 through July 20, 2008 and for the years ended December 31, 2007 and 2006, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively (for 2006, the rate for the acquisition facility was the Eurodollar rate, plus 1 3/4%), (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates for the years ended December 31, 2008, 2007 and 2006 were 4.58%, 6.3% and 6.0%, respectively.

        As of December 31, 2008, we had total borrowings outstanding under the credit agreement of $433.5 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        We executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of long-term three-month LIBOR-based borrowings. As of December 31, 2008, the three-month LIBOR rate of 2.13% was lower than the floor rate. As a result, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $216,000.

        On September 29, 2008, we executed our second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of long-term one-month LIBOR-based borrowings. Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of long-term one-month LIBOR-based borrowings. As of December 31, 2008, the one-month LIBOR rate of 1.90% was lower than the floor rate. As a result, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $67,000. See Note 3 of Notes to Consolidated Financial Statements for further discussion on the interest rate collars.

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

        We enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchases and forward fixed price sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX, which is a regulated exchange for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all NYMEX positions rather than to make or receive physical deliveries. With respect to other energy products, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        At December 31, 2008, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

        (Loss) gain:

	Fair Value at December 31, 2008	Fair Value After Effect of 10% Price Increase
NYMEX contracts	$(51,650)	$(2,363)
Swaps, options and other, net	4,838	3,404

	$(46,812)	$1,041

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2008. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The required brokerage margin balance was $9.0 million at December 31, 2008.

        We are exposed to credit loss in the event of nonperformance by counterparties of futures contracts, forward contracts and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks. Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. We utilize primarily one clearing broker, a major financial institution, for all NYMEX derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is displayed on a net basis.

Item 8.    Financial Statements and Supplementary Data.

        The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

  Internal Control Over Financial Reporting

  Management's Annual Report

        We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act). Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2008.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2008 and 2007, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 13, 2009

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

        Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange ("NYSE") and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McKown, McCool and Watchmaker, serve as members of the conflicts, audit and compensation committees.

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

        All of our executive officers devote substantially all of their time managing our business and affairs, but from time to time perform services for certain of our affiliates. Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC."

Our non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

        The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	76	Chairman
Richard Slifka	68	Vice Chairman
Eric Slifka	43	President, Chief Executive Officer and Director
Thomas J. Hollister	54	Chief Operating Officer and Chief Financial Officer
Edward J. Faneuil	56	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	61	Executive Vice President, Treasurer and Chief Accounting Officer
David K. McKown	71	Director
Robert J. McCool	70	Director
Kenneth I. Watchmaker	66	Director

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

        David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, worked for BankBoston for over 33 years and had previously been the head of BankBoston's real estate department and corporate finance department and a managing director of BankBoston's private equity unit. He also serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies.

        Robert J. McCool was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been an Advisor to Tetco Inc., a privately held company in the energy industry, since 1967. Mr. McCool has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years and retired in 1998 having served as Executive Vice President being responsible for its North and South America marketing and refining business.

        Kenneth I. Watchmaker was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 until March 2006, when he elected to retire in connection with the sale of Reebok International Ltd to adidas-Salomon AG. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at Ernst & Young LLP. He also serves as a director of American Biltrite Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that during the year ended December 31, 2008, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except one Form 4 filing with respect to phantom units awarded to Mr. Eric Slifka which was filed on January 9, 2009.

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

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2008.

        The certifications of our general partner's Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

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

Compensation Discussion and Analysis

        We are managed and operated by the directors and executive officers of our general partner. Executive officers of our general partner receive compensation in the form of salaries and short-term incentive awards (contractual and/or discretionary) and long-term incentive awards, and they are eligible to participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (defined below) serve as executive officers of our general partner and each of our subsidiaries, and the compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Mr. Thomas J. Hollister, our Chief Financial Officer ("CFO") and Chief Operating Officer, and the two other most highly compensated executive officers during 2008, which are Mr. Charles A. Rudinsky, our Treasurer and Chief Accounting Officer, and Mr. Edward J. Faneuil, our Executive Vice President and General Counsel. Three of our four named executive officers are parties to employment agreements with our general partner. Our Treasurer and Chief Accounting Officer is an employee at will with no employment agreement.

        The compensation committee of the board of directors of our general partner (the "Compensation Committee") has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to the employment agreement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our named executive officers other than our CEO based upon our CEO's recommendations, including awards under any incentive plans in which the named executive officers participate, and our general partner's contractual obligations pursuant to employment agreements with two of our named executive officers.

Compensation Objectives

        The objectives of our compensation program with respect to our executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets required for our future success. Our compensation program is intended to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each executive officer with a competitive total compensation program. We currently utilize the following compensation components:

  •
  Salaries and benefits designed to attract and retain high caliber employees;

  •
  Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year; and

  •
  Long-term, equity-based incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

        Our general partner uses third-party consultants to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans. In 2008, our general partner engaged W.F. Conover III, Ltd. ("Conover") as an independent compensation consultant. Conover provided advice and assistance to the Compensation Committee on matters related to named executive officer and senior management compensation as well as our general compensation programs (i.e., short-term and long-term incentive programs).

        During 2008 Conover worked with our management and the Compensation Committee to update and enhance the comparative market data prepared by our former consultant, Wilson Group™. This project included supplementing market data with respect to the original peer group of 17 energy related organizations with related business operations and comparable ownership structure (e.g., publicly traded limited partnerships) that was developed in prior years by Wilson Group™ in collaboration with our CEO. Conover supplemented the original peer group data with market information from two additional groups of companies that are comparable to us in terms of their size and complexity of structure, as described in more detail below. Conover also examined the responsibilities assigned to each of our executive officer positions in relation to the external positions to which they were compared, exercised judgment in terms of the relevance of each of the market data sources, and made adjustments to arrive at a competitive market benchmark for each executive position.

        Our original (2006) peer group of companies was determined using two primary sources of data: proxy and other public filings from the peer group of comparable energy companies; and compensation survey market information from approximately 59 energy industry companies compiled by Watson Wyatt Worldwide. Our original peer group of companies included:

  Adams Resources & Energy, Inc.
  Crosstex Energy, Inc.
  EnergySouth, Inc.
  Genesis Energy, L.P.
  Holly Energy Partners, L.P.
  Inergy, L.P.
  K-Sea Transportation Partners L.P.
  Kaneb Services LLC*
  Martin Midstream Partners L.P.
  Plains Resources Inc.*
  Rio Vista Energy Partners L.P.
  Streicher Mobile Fueling, Inc. (now known as SMF Energy Corp.)
  Sunoco Logistics Partners L.P.
  TransMontaigne Partners L.P.
  U.S. Shipping Partners L.P.
  Western Gas Resources, Inc.
  World Fuel Services Corporation

*
Kaneb Services LLP and Plains Resources Inc. have been sold and no longer separately report compensation data.

        In 2007 and 2008, we refined the external comparisons used to assess the competitiveness of our executive compensation program. The 2006 peer group contained the highly-specialized companies most similar to us in terms of business operations and ownership structure. However, considerable diversity in annual revenue, market capitalization and number of employees among these companies limits the comparisons that can be made for the same executive position from one company to another in the group due to significant differences in responsibility levels and related compensation. For this reason, we elected not to rely solely upon data from our 2006 peer group of comparable energy companies and the 59 energy industry companies from Watson Wyatt Worldwide, but instead to undertake a more comprehensive, broad-based analysis of market information. Specifically, we updated compensation data for our peer group of comparable energy companies and utilized the following as additional data sources to develop overall consensus values for executive compensation: (i) data from the Watson Wyatt Worldwide Executive Compensation Survey: Energy (2008 Report) for 15 energy companies with revenues from $4 billion to $8 billion; (ii) data with respect to a group of more than 220 companies with market capitalizations of $200 million to $600 million, a range which was comparable to our market capitalization at the time of the study; and (iii) data with respect to a multi-factor based group of 17 energy and non-energy companies which had market capitalizations of $200 million to $600 million and between 100 to 600 employees.

        The 15 energy companies with revenues from $4 billion to $8 billion referenced above are a subset of the energy companies included in the Watson Wyatt Worldwide Executive Compensation Survey: Energy (2008 Report). In this report, data are provided with respect to these companies as a group, but not individually by name, and, therefore, we are unable to provide a list of these 15 companies.

        The multi-factor based group of 17 energy and non-energy companies referenced above includes:

  American Ecology Corp.
  American Vanguard Corp.
  Aventine Renewable Energy
  Balchem Corp.
  Electro Rent Corp.
  EnergySouth, Inc.
  Flotek Industries Inc.
  Fuel Tech, Inc.
  Houston Wire & Cable Co.
  Metalico Inc.
  Penford Corp.
  Pioneer Companies Inc.
  Semco Energy Inc.
  Symyx Technologies Inc.
  Topps Co. Inc.
  Uranium Resources Inc.
  Verenium Corp.

        In 2008, Conover also worked with our senior management and the Compensation Committee to revise the structure of our CEO's compensation by reducing his base salary, establishing an annual short-term incentive program with both performance-based and discretionary components, and granting him phantom units that vest over the term of his new multi-year employment agreement with our general partner. Our general partner's employees (including the other three named executive officers) also are eligible to participate in the new short-term incentive program, and in 2009 were granted phantom units with elapsed time and applicable performance-based vesting requirements.

Elements of Compensation

        The elements of 2008 executive officer compensation of our general partner are base salary, long-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time. In 2008, there were no salary increases (except for a contractual cost of living adjustment for our CEO), no bonuses paid, and no Long-Term Incentive Plan ("LTIP") awards granted to any of our named executive officers (except for a contractual award to our CEO pursuant to his new employment agreement with our general partner).

        Our executive compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. When our performance goals are achieved, we expect the total compensation levels (i.e., salary plus short and long-term incentives) for our named executive officers to fall between the median (50th percentile) and 75th percentile of salary levels in our competitive marketplace.

        A description of the components of the compensation program and principles used to guide their administration appears below:

Salaries

        Base salaries for three of our four named executive officers are set by their respective negotiated employment agreements with our general partner. The base salary of our remaining named executive officer, Mr. Rudinsky, was approved by the Compensation Committee based upon our CEO's recommendation in 2007, prior to the implementation of our new compensation program.

        Under our new executive compensation structure, our goal is for our executive salaries to fall between the median (50th percentile) and 75th percentile of competitive salary levels following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

  •
  Our Chief Financial Officer also serves as our Chief Operating Officer ("COO") and, as such, has responsibilities for many operational areas that are not commonly assigned to Chief Financial Officer positions.

  •
  Our Executive Vice President and General Counsel is responsible for all our environmental compliance functions, many of our human resources matters, and many of our business transactions that he manages in an executive as well as legal capacity.

  •
  Our Chief Accounting Officer, who also serves as our Treasurer, is responsible for our information technology functions and for financial analyses for our acquisition due diligence.

        Terms of the employment agreements negotiated with three of our four named executive officers contain provisions that place their salaries above our positioning goal. However, salaries for our named executive officers were not increased in 2008 (except for a contractual cost of living adjustment for our CEO). In addition, effective as of January 1, 2009, our CEO's base salary was reduced and the contractual annual cost of living adjustment was eliminated in his new employment agreement. These decisions reflect our commitment to manage salaries toward our goal in the future.

Short-Term Incentive Awards—Contractual

        Eric Slifka, our CEO, was not entitled to a contractual bonus in 2008 or 2007. In 2006, Mr. Slifka was entitled to a contractual bonus of $0.5 million based upon our achievement of a specific target identified in his employment agreement with our general partner. Under his employment agreement, Mr. Slifka was entitled to receive a cash bonus to the extent (up to $0.5 million) that our aggregate amount of Available Cash (as defined in our partnership agreement) that was deemed to be Operating Surplus (as defined in our partnership agreement) for the four consecutive calendar quarters ended December 31, 2006 exceeded $19.0 million.

        Thomas Hollister, our COO and CFO, was not entitled to a contractual bonus in 2008 because the distributable cash flow target established by the Compensation Committee for 2008 was not achieved. Mr. Hollister was entitled to contractual bonuses in 2007 and 2006 based upon our achievement of specific targets identified in his employment agreement with our general partner. Under his employment agreement, Mr. Hollister was entitled to receive a bonus of $130,000 to the extent that our distributable cash flow was in excess of the distributable cash flow target established by the Compensation Committee for the 2007 calendar year. Mr. Hollister also was entitled to receive a bonus of $130,000, prorated for his tenure of employment with our general partner, based upon our achievement of targeted annual distributable cash flow in excess of $21.0 million for the 2006 calendar year. For purposes of determining whether the specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures.

        Mr. Faneuil and Mr. Rudinsky did not receive any contractual bonuses in 2008 or prior years.

Annual Bonuses—Discretionary

        Our general partner historically has established a cash bonus pool each year to fund discretionary bonus awards. Historically, this bonus pool has been set in an amount equal to approximately 10% of our pre-tax, pre-bonus accrual net income, as adjusted by the Compensation Committee, taking into account our performance during the then preceding calendar year. The Compensation Committee determines discretionary bonus awards to our CEO. Discretionary bonus awards for all other named executive officers are determined by the Compensation Committee based upon recommendations by our CEO, taking into account our performance and the individual performance of each of our named executive officers. Our performance is measured by distributable cash flow, by the organic development of our existing markets, and by the achievement of accretive acquisitions that are "bolt-on" and/or "step-out" in nature. "Bolt-on" acquisitions expand our geographic reach into markets that are adjacent to our existing markets, and allow us to leverage our existing expertise and customer and supplier relationships. "Step-out" transactions involve our acquisition of physical assets and expansion into new markets. In addition to considering the nature and scope of the transactional work performed by our named executive officers in 2007 and 2006, review of their individual performance included consideration for each named executive officer's role in (i) effecting the transitional requirements of a newly public company including, without limitation, achieving compliance with applicable securities and corporate governance requirements such as Section 404 of the Sarbanes-Oxley Act of 2002, (ii) developing and deepening our investor relations, and (iii) advancing our growth strategies. The discretionary bonus payments awarded to each of Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky for their performance in 2007 were $675,000, $220,000, $125,000 and $125,000, respectively, and in 2006 were $1,000,000, $94,466, $160,000 and $160,000, respectively.

        The Compensation Committee elected to not award any discretionary bonus payments in respect of 2008. Consequently, no discretionary bonus payments were awarded to our named executive officers for 2008.

        Our general partner has established a cash bonus pool for 2009 to fund short-term incentive awards for each of our named executive officers. In establishing our general partner's 2009 short-term incentive plans for our named executive officers, the Compensation Committee determined that 60% of each target award would be performance-based, based upon a comparison of actual distributable cash flow results and targeted performance goals, and 40% of each target award would be discretionary, taking into account business conditions and management's performance including, without limitation, results of operations.

Long-Term Incentive Plan

        2007 Awards.    Commencing in 2006 and continuing into 2007, Wilson Group™ made recommendations to management and the Compensation Committee with respect to the development and implementation of our LTIP as a performance-based non-cash incentive for our named executive officers, non-executive officers, managers and independent directors.

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

        The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. Any phantom units and associated DERs that have not vested as of the end of the cliff vesting period will be forfeited. We currently intend and reasonably expect to issue and deliver the common units upon vesting. Notwithstanding the foregoing, upon a change of control event (as defined in the grant agreement), all outstanding phantom units and associated DERs that have been granted and are not then vested automatically will become fully vested without regard to the achievement of the performance goal.

        2008 CEO Award. On December 31, 2008, pursuant to a contractual commitment in Eric Slifka's employment agreement with our general partner, the Compensation Committee granted to Mr. Slifka 99,700 phantom units together with a contingent right to receive an amount in cash equal to the number of then outstanding phantom units granted to Mr. Slifka multiplied by the cash distributions per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units will vest in six equal installments on June 30 and December 31 of 2009, 2010 and 2011; provided, however, that in accordance with the terms of Mr. Slifka's employment agreement, if Mr. Slifka's employment is terminated (i) for reason of death or disability, or (ii) without cause or for constructive termination, in either case within 12 months following a change in control, then all unvested phantom units shall vest on the applicable termination date. Additionally, if Mr. Slifka's employment is terminated without cause or for constructive termination but such termination does not occur within 12 months following a change in control, then a prorated portion of the phantom units scheduled to vest at the end of the then applicable six-month period will vest on the date of termination, such proration to be based upon the number of full months' service provided by Mr. Slifka during such six-month period.

        2009 Awards. On January 20, 2009, the Compensation Committee approved grants of 88,183, 61,728, 48,501 and 17,637 phantom units (without DERs) under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. These phantom units will vest and become payable on a one-for-one basis in common units (and/or cash in lieu thereof) on December 31, 2013 (or potentially sooner as described below). All or a portion of the phantom units granted to our named executive officers may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods. Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from January 20, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from May 20, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. "Average Unit Price" means the average closing price per common unit for any 10-consecutive trading day period.

        The phantom units granted to Mr. Slifka on January 20, 2009 that do not otherwise vest early as described above will be subject to a performance goal. Specifically, any unvested phantom units held by Mr. Slifka on December 31, 2013 will vest only if the Partnership makes cumulative distributions on all units of the Partnership outstanding during the 20 consecutive quarters ending December 31, 2013 in an amount equal to or exceeding the minimum quarterly distribution (as defined in the Partnership's Agreement of Limited Partnership) on all such units.

        Any phantom units granted on January 20, 2009 that have not vested as of the end of the five year cliff vesting period will be forfeited. Additionally, upon a change of control event (as defined in the grant, as amended), all outstanding phantom units that were granted on January 20, 2009 to Messrs. Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Slifka, without regard to the achievement of the performance goal.)

Retirement and Health Benefits; Perquisites

        Each of our named executive officers is eligible to participate in our general partner's health insurance plans, pension plans, 401(k) savings and profit sharing plan and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under the general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or upon termination due to death, disability or retirement. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's 401(k) savings and profit sharing plan provides for discretionary matching contributions by our general partner equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan. Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning and/or tax advice.

Relationship of Compensation Elements to Compensation Objectives

        We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties. We previously have used annual bonuses and, in connection with our developing compensation program, in 2009 we are implementing short-term incentive plans with performance-based and discretionary components to align a portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial results such as achieving increased quarterly distributions, expanding our terminalling storage capacity and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively manage weather sensitivity in our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee. We offer a mix of traditional perquisites, such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees that are tailored to address our executive officers' individual needs to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

        The objective of the LTIP is to provide incentive and reward eligible participants for the achievement of long-term objectives, to facilitate the retention of key employees by investing in our long-term performance, to continue to make our compensation mix more competitive, and to align the interests of management with those of our unitholders.

Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2008, 2007 and 2006.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
Eric Slifka	2008	1,049,889	—	291,958	—	39,908	82,576	1,464,331
President and CEO (1)(4)(6)(8)	2007	1,030,000	675,000	112,860	—	17,098	90,485	1,925,443
	2006	1,000,000	1,000,000	—	500,000	(457)	88,666	2,588,209
Thomas J. Hollister	2008	577,500	—	108,498	—	25,680	26,779	738,457
COO and CFO (6)(7)(9)	2007	563,750	220,000	41,580	130,000	17,077	27,903	1,000,310
	2006	275,000	94,466	—	65,534	—	12,239	447,239
Edward J. Faneuil	2008	375,953	—	94,889	—	64,782	27,783	563,407
EVP, General Counsel and	2007	367,001	125,000	35,640	—	35,634	24,760	588,035
Secretary (6)(10)	2006	358,050	160,000	—	—	16,045	21,871	555,966
Charles A. Rudinsky	2008	273,000	—	46,719	—	136,180	15,272	471,171
EVP, Treasurer and Chief	2007	266,500	125,000	17,820	—	43,727	12,626	465,673
Accounting Officer (6)(11)	2006	260,000	160,000	—	—	49,593	14,463	484,056

(1)
The above table reflects compensation paid to Mr. Slifka pursuant to his employment agreement with our general partner that expired on December 31, 2008. On December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner, pursuant to which his base salary has been reduced to $800,000.

(2)
These discretionary bonuses represent the amounts paid to the named executive officers by our general partner in 2008 and 2007 for services performed during 2007 and 2006 and were awarded by the Compensation Committee. Except for payments to Mr. Slifka, bonuses were paid from our respective 2007 and 2006 bonus pools. No discretionary bonuses were paid for services performed during 2008.

(3)
On August 14, 2007, the Compensation Committee made the initial grant of awards of phantom units and associated DERs under the LTIP to the named executive officers. The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in our common units (or cash equivalent) upon (i) the achievement of a performance goal over the Restricted Period, and (ii) the continued employment of the recipient. The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. These amounts represent compensation expense accrued for 2008 and 2007 related to phantom units and associated DERs under the LTIP granted in 2007. The accruals were made pursuant to SFAS No. 123(R). See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the LTIP.

(4)
On December 31, 2008, pursuant to Mr. Slifka's employment agreement with our general partner, the Compensation Committee granted Mr. Slifka an award of 99,700 phantom units, which will vest in six approximately equal installments on June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, June 30, 2011 and December 31, 2011. No compensation expense was accrued for 2008 related to this award of phantom units.

(5)
These amounts represent contractual bonuses received by Mr. Slifka in 2006 and Mr. Hollister in 2007 and 2006 in accordance with the provisions of their respective employment agreements with our general partner.

(6)
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

(8)
With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2008, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of automobiles provided by us for Mr. Slifka's use; life insurance and long-term disability insurance premiums paid by us; club memberships in the aggregate amounts of $23,442, $8,095 and $39,225 annually for 2008, 2007 and 2006, respectively; and professional financial planning and tax advice fees in the aggregate amount of $28,200 paid by us.

(9)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2008, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: the estimated personal value of an automobile provided by us for Mr. Hollister's use; and long-term disability insurance premiums paid by us. Additionally, for the years ended December 31, 2008 and 2007, "All Other Compensation" for Mr. Hollister includes employer contributions paid by us under the 401(k) plan.

(10)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2008, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil's use; long-term disability insurance premiums paid by us; and club membership fees paid by us.

(11)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2008, 2007 and 2006 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky's use; and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        The following table sets forth information regarding awards made to our named executive officers during the year ended December 31, 2008.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)
					Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Eric Slifka(1)	12/31/08	—	99,700	99,700	1,126,610

(1)
On December 31, 2008, pursuant to Mr. Slifka's employment agreement with our general partner, the Compensation Committee granted Mr. Slifka an award of phantom units. The phantom units granted will vest in six approximately equal installments on June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, June 30, 2011 and December 31, 2011.

(2)
The market value of the phantom units was calculated based on the closing price of $11.30 per common unit on December 31, 2008.

Employment and Related Agreements

        Eric Slifka is employed as President and Chief Executive Officer pursuant to an employment agreement with our general partner. The term of his initial employment agreement commenced on October 4, 2005 and continued through December 31, 2008. Effective December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner which amends, restates and supersedes his initial employment agreement. Unless terminated earlier in accordance with the terms of his new employment agreement, the term of the agreement ends on December 31, 2011 and, unless either party sends a notice of non-renewal to the other party, the agreement will automatically renew for an additional 36 months commencing January 1, 2012.

        The agreement provides for a base salary of $800,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, the agreement provides that Mr. Slifka: is (a) eligible to receive a cash bonus, payable annually, no later than two and one-half months after each fiscal year end in an amount to be determined at the discretion of the Compensation Committee; (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts to be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first month of each fiscal year during the term of the agreement, with the annual "award target" amount being 100% of his base salary and the annual maximum cash incentive amount being 200% of his base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end; and (c) entitled to participate in our general partner's LTIP, including without limitation (i) the December 31, 2008 grant to Mr. Slifka of 99,700 phantom units (with a contingent right to receive cash in amounts equal to the number of awarded phantom units outstanding multiplied by the cash distributions per common unit made by the Partnership from time to time), and (ii) the January 20, 2009 grant to Mr. Slifka of 88,183 performance-restricted phantom units under the LTIP. See "Elements of Compensation—Long-Term Incentive Plan." As determined by the Compensation Committee, Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate. He is entitled to participate in such other benefit plans and programs as the General Partner may provide for its executives in general.

        Mr. Slifka's employment agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The agreement also includes a nonsolicitation provision, which will continue for one year following Mr. Slifka's termination of employment. The agreement is subject to the non-competition provisions included in the Omnibus Agreement dated October 4, 2005 (and filed as Exhibit 10.1 to the Partnership's Form 8-K filed on October 11, 2005), which non-competition obligations shall continue to apply to Mr. Slifka throughout the term of his employment agreement (including the renewal term, if any) and, in the event Mr. Slifka's employment with our general partner is terminated (x) by our general partner without cause or by Mr. Slifka for reasons constituting constructive termination, (y) by our general partner for cause, or (z) by Mr. Slifka for reasons other than constructive termination, the non-competition provisions included in the Omnibus Agreement shall remain in effect for one year following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement relating to termination, change in control and related payment obligations.

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In 2008, Mr. Hollister's base salary was $577,500. Mr. Hollister also is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target set by the Compensation Committee. No such bonus was earned in respect of calendar year 2008. Under the short-term incentive plan established by our general partner in 2009, Mr. Hollister's 2009 target award has been set at an amount that exceeds his contractual bonus amount. The employment agreement provides that Mr. Hollister also is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement relating to termination, change of control and related payment obligations.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and continues through December 31, 2011 unless terminated earlier in accordance with the terms of the agreement. The agreement provides for an annual base salary of $358,050 for the 12-month period commencing July 1, 2006. Thereafter, Mr. Faneuil's base salary will be reviewed by the Compensation Committee at least annually. In 2008, Mr. Faneuil's base salary was $375,953. Mr. Faneuil also is entitled to receive bonuses in accordance with the then applicable short-term incentive plan as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter. Mr. Faneuil also has entered into a deferred compensation agreement with our general partner. See "—Deferred Compensation Agreement" below for a description of this non-qualified deferred compensation plan. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's employment agreement, as amended, and in his amended and restated deferred compensation agreement relating to termination, change of control and related payment obligations.

        Charles A. Rudinsky, Executive Vice President, Treasurer and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2008, Mr. Rudinsky's base salary was $273,000.

  Deferred Compensation Agreement

        On December 31, 2008, our general partner and Edward J. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be subject to terms and conditions relating to confidential information, non-solicitation and non-competition, as provided therein. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's deferred compensation agreement relating to termination, change of control and related payment obligations.

  Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards (i) granted under the LTIP on August 14, 2007, and (ii) granted under the LTIP to Mr. Slifka on December 31, 2008 pursuant to his employment agreement with our general partner. The awards shown on the table below are all of the equity awards held by the named executive officers at the end of the last fiscal year:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Eric Slifka	—	—	124,241	1.403,923
Thomas J. Hollister	—	—	9,120	103,056
Edward J. Faneuil	—	—	7,976	90,129
Charles A. Rudinsky	—	—	3,927	44,375

(1)
The market value of the phantom units was calculated based on the closing price of $11.30 per common unit on December 31, 2008.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of the plan.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2008 termination date.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	with a Change In Control ($)	Nonrenewal ($)
Eric Slifka(1)
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards(5)	1,463,558	—	—	1,463,558	1,463,558	—
Fringe benefits	—	30,606	30,606	30,606	30,606	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,463,558	3,440,606	3,230,606	4,694,164	6,294,164	800,000
Thomas J. Hollister(2)
Severance Amount	—	—	—	1,155,000	1,830,000	—
LTIP awards(5)	125,218	—	—	—	125,218	—
Fringe benefits	—	—	—	15,303	15,303	—
Life insurance benefits	—	210,000	—	—	—	—

Total	125,218	210,000	—	1,170,303	1,970,521	—
Edward J. Faneuil(3)
Severance Amount	—	—	—	751,906	1,026,906	—
Deferred Compensation	892,140	892,140	892,140	—	—	—
LTIP awards(5)	109,511	—	—	—	109,511	—
Fringe benefits	—	—	—	15,303	15,303	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,001,651	1,102,140	892,140	767,209	1,151,720	—
Charles A. Rudinsky(4)
LTIP awards(5)	53,918	—	—	—	—	—
Life insurance benefits	—	210,000	—	—	—	—

Total	53,918	210,000	—	—	—	—

(1)
Eric Slifka

        Mr. Slifka's original employment agreement with our general partner terminated on December 31, 2008, on which date Mr. Slifka entered into a new employment agreement with our general partner for an initial term commencing January 1, 2009 and continuing through December 31, 2012. We prepared the above table based upon the terms of the new (December 31, 2008) employment agreement, as subsequently amended. For purposes of the above table, we have assumed that the short-term incentive plan established by our general partner in February 2009 was in effect at December 31, 2008.

        This employment agreement may be terminated at any time by either party with proper notice. Under the employment agreement, assuming Mr. Slifka's employment was terminated on December 31, 2008 for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2008, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

  (i)
  a lump sum payment of $1,600,000 (equal to his then base salary multiplied by 200%); plus

  (ii)
  a lump sum payment of $1,600,000 (equal to his target incentive amount under the short-term incentive plan multiplied by 200%); plus

  (iii)
  his interests in our general partner's long-term incentive plans, as described below.

        Additionally, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination. For purposes of Mr. Slifka's employment agreement, "Disability" is defined as a physical or mental condition which (a) renders Mr. Slifka, with or without reasonable accommodation, unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, results in Mr. Slifka receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of our general partner.

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2008, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

  (i)
  a lump sum payment of $1,600,000 (an amount equal to his then base salary multiplied by 200%); provided, however, that the lump sum payment would be increased to $2,400,000 (an amount equal to his then base salary multiplied by 300%) if such termination were for reasons constituting Constructive Termination and such termination occurred within 12 months following a "Change in Control" (defined below); plus

  (ii)
  a lump sum payment of $1,600,000 (an amount equal to his target incentive amount under the then applicable Short-Term Incentive Plan multiplied by 200%); provided, however, that the lump sum payment would be increased to $2,400,000 (an amount equal to his target incentive amount under the then applicable Short-Term Incentive Plan multiplied by 300%) if such termination were for reasons constituting Constructive Termination and such termination occurred within 12 months following a "Change in Control" (defined below%); plus

  (iii)
  his interests in our general partner's long-term incentive plans, as described below.

        Also, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of Mr. Slifka's spouse and dependents for 24 months following the date of termination. For purposes of Mr. Slifka's employment agreement, "Constructive Termination" means termination of employment as a result of (a) any substantial diminution, without Mr. Slifka's written consent, in his working conditions consisting of (i) a material reduction in his duties and responsibilities, (ii) any change in the reporting structure so that he no longer reports solely to our Board of Directors, or (iii) a relocation of his place of work further than forty (40) miles from Waltham, Massachusetts, or (b) an uncured breach by the general partner of a material provision of the employment agreement, as amended. Pursuant to Mr. Slifka's employment agreement, a "Change in Control" would be deemed to have occurred upon (1) the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner; (2) a consolidation or merger (in one transaction or a series of related transactions) of our general partner pursuant to which the holders of our general partner's equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 50% of the voting power of the entity surviving such transaction or series of related transactions; or (3) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our business and/or assets to a person other than Alfred Slifka, Richard Slifka or the Executive, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly.

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans:

  (i)
  Assuming a change of control event (as defined in the grant) had occurred on December 31, 2008, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Slifka under our LTIP on August 14, 2007 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $277,313 and the value of the associated DERs would have been $59,635, for a total value of $336,948. Additionally, all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $1,126,610. Because no distributions were declared or paid in respect of the Partnership's common units as of December 31, 2008, there would have been no cash equivalent for Mr. Slifka to receive.

  (ii)
  Assuming, at December 31, 2008, Mr. Slifka's employment had been terminated (i) for death or Disability; or (ii) by our general partner without Cause or by Mr. Slifka for Constructive Termination, in either case within twelve months following a Change in Control, then all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $1,126,610. Because no distributions were declared or paid in respect of the Partnership's common units as of December 31, 2008, there would have been no cash equivalent for Mr. Slifka to receive.

    Assuming, at December 31, 2008, Mr. Slifka's employment had been terminated by our general partner without Cause or by Mr. Slifka for Constructive Termination, but such termination did not occur within twelve months following a Change in Control, then a ratable portion of the phantom units scheduled to vest at the end of the then applicable six month period would have vested on the date of termination, as determined by multiplying the number of phantom units scheduled to vest at the end of the applicable six month period by the number of full months of service provided by Mr. Slifka during such six month period divided by six. Because Mr. Slifka would not have completed a full month of service during the applicable six-month period (January through June 2009), none of the phantom units granted to him on December 31, 2008 would have vested.

  (iii)
  Assuming, at December 31, 2008, Mr. Slifka had not yet received the January 20, 2009 grant of 88,183 phantom units under the LTIP so he would not have been entitled to receive any payment in respect thereof had his employment been terminated effective December 31, 2008. The phantom units granted to Mr. Slifka on January 20, 2009 are, however, subject to automatic vesting upon the occurrence of a change of control event (as defined in the grant).

        In the event of termination "for Cause" (defined below), assuming a termination date of December 31, 2008, Mr. Slifka would have been entitled to receive the Accrued Obligations only. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement or of the Omnibus Agreement, which agreement contains non-competition provisions applicable to Mr. Slifka.

        Although not relevant with respect to a December 31, 2008 termination date, if Mr. Slifka's employment agreement is not renewed by our general partner effective January 1, 2013 and he does not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the current term of his employment agreement, he will be entitled to be paid a lump sum payment equal to 100% of his then base salary plus any Accrued Obligations. For purposes of the above table we have assumed that Mr. Slifka's employment agreement was due to be renewed as of December 31, 2008 and we used Mr. Slifka's current base salary.

(2)   Thomas J. Hollister

        For purposes of the above table, we have assumed that the short-term incentive plan established by our general partner in February 2009 was in effect at December 31, 2008.

        The employment agreement between our general partner and Mr. Hollister provides, upon termination of his employment for any reason, that Mr. Hollister will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Hollister in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. On August 14, 2007, the Compensation Committee granted to Mr. Hollister 9,120 phantom units and associated DERs under the LTIP. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2008. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2008, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Hollister on August 14, 2007 automatically would become fully vested. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $103,056 and the value of the associated DERs would have been $22,162, for a total value of $125,218. Pursuant to Mr. Hollister's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        At December 31, 2008, Mr. Hollister had not yet received the January 20, 2009 grant of 61,728 phantom units under the LTIP, so he would not have been entitled to receive any payment in respect thereof assuming his employment had been terminated effective December 31, 2008. The phantom units granted to Mr. Hollister on January 20, 2009 are, however, subject to automatic vesting upon the occurrence of a change of control event (as defined in the grant).

        Assuming Mr. Hollister's employment had been terminated on December 31, 2008 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Hollister voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Hollister's death or "Disability" (defined below), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Hollister's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement. Pursuant to Mr. Hollister's employment agreement, "Disability" means a physical or mental disability or impairment which renders Mr. Hollister unable, with or without reasonable accommodation, to perform the essential functions of his duties for a period of at least 90 consecutive days and, following the expiration of the initial 90-day period, a medical doctor or other appropriate health care provider, in either case selected solely by our general partner, has delivered an opinion to our general partner that such physical or mental disability or impairment is expected to continue for at least an additional 90 consecutive days.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2008 by our general partner without Cause, or by Mr. Hollister for reasons constituting "Constructive Termination" (defined below), Mr. Hollister would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($1,155,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($675,000) for a total severance amount of $1,830,000. Such severance payment would be payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. Mr. Hollister's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Hollister's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Chief Operating Officer or Chief Financial Officer, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. Assuming a December 31, 2008 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described above.

        Our general partner is obligated to reimburse Mr. Hollister for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Hollister's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Internal Revenue Code of 1986 (the "Code") on any payments to Mr. Hollister in connection with the employment agreement, as amended.

(3)   Edward J. Faneuil

        For purposes of the above table, we have assumed that the short-term incentive plan established by our general partner in February 2009 was in effect at December 31, 2008.

        The employment agreement between our general partner and Mr. Faneuil provides that, upon termination of his employment for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        In the event of a change in control (defined below), Mr. Fanueil's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. On August 14, 2007, the Compensation Committee granted to Mr. Faneuil 7,976 phantom units and associated DERs under the LTIP. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2008. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2008, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Faneuil on August 14, 2007 automatically would become fully vested. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $90,129 and the value of the associated DERs would have been $19,382, for a total value of $109,511. Pursuant to Mr. Faneuil's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        At December 31, 2008, Mr. Faneuil had not yet received the January 20, 2009 grant of 48,501 phantom units under the LTIP, so he would not have been entitled to receive any payment in respect thereof assuming his employment had been terminated effective December 31, 2008. The phantom units granted to Mr. Faneuil on January 20, 2009 are, however, subject to automatic vesting upon the occurrence of a change of control event (as defined in the grant).

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2008 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Faneuil's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2008 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($751,906), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($275,000), for a total severance amount of $1,026,906. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. Mr. Faneuil's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice-President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of Mr. Faneuil's employment agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2008 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Our general partner and Mr. Faneuil also entered into an amended and restated deferred compensation agreement, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the "Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's "separation from service" (as defined in the Code) with our general partner for reasons other than "Cause" (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil's employment prior to August 1, 2014 for Cause or Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined in the deferred compensation agreement). On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil's death prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including the event of Mr. Faneuil's death before August 1, 2014), our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including if the Change of Control occurred or the determination that Mr. Faneuil became disabled were made before August 1, 2014), our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the deferred compensation agreement. "Cause" means (a) any uncured material breach by Mr. Faneuil of his obligations under the deferred compensation agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit "A" to the deferred compensation agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates

        Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection with the employment agreement, as amended. Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement, as amended, between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Internal Revenue Code and related regulations and Treasury pronouncements.

(4)   Charles A. Rudinsky

        On August 14, 2007, the Compensation Committee granted Mr. Rudinsky 3,927 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant, as amended), all of the then outstanding phantom units and associated DERs under this grant that have not otherwise vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $11.30 per unit at December 31, 2008, the fair value of these phantom units would have been $44,375 and the value of the associated DERs would have been $9,543, for a total value of $53,918.

(5)   LTIP Awards

        On January 20, 2009, the Compensation Committee approved additional grants of 88,183, 61,728, 48,501 and 17,637 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Upon a change of control event (as defined in the grant, as amended), all outstanding phantom units that were granted on January 20, 2009 to Messrs. Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Slifka, without regard to the achievement of the performance goal.). See "Elements of

Compensation—Long-Term Incentive Plan" for information regarding performance restrictions and additional vesting terms.

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2008 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2008

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	22	228,888	—
Thomas J. Hollister	(1)	3	58,453	—
Edward J. Faneuil	(1)	18	373,954	—
Charles A. Rudinsky(2)	(1)	25	677,933	—

(1)
Global Partners LP Pension Plan

(2)
From 1984 through 1988, Mr. Rudinsky was employed by National Petroleum Corporation, Inc. In 1988, a predecessor of the Partnership acquired all of the outstanding capital stock of National Petroleum Corporation, Inc. and Mr. Rudinsky became an employee of said predecessor of the Partnership. In connection with this acquisition, and for purposes of the Global Partners LP Pension Plan, Mr. Rudinsky was credited with four additional years of service for the period from 1984 through 1988.

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

        The following table sets forth the estimated annual pension benefits payable upon retirement under the Global Partners LP Pension Plan formula to persons in the specified compensation and years of service classifications:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive 5-Year Average Compensation $	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
	$	$	$	$	$	$
125,000	6,924	13,849	20,773	27,697	34,621	41,546
150,000	8,695	17,390	26,085	34,780	43,475	52,171
175,000	10,466	20,932	31,398	41,864	52,330	62,796
200,000	12,237	24,474	36,710	48,947	61,184	73,421
225,000	14,008	28,015	42,023	56,030	70,038	84,046
245,000 and above	15,424	39,849	46,273	61,697	77,121	92,546

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

Compensation of Directors

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2008, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total ($)
Alfred Slifka	41,000	—	—	41,000
Richard Slifka	42,000	—	—	42,000
Eric Slifka(2)	—	—	39,908	—
Robert J. McCool	55,000	14,597	—	70,113
David McKown(3)	55,000	14,597	—	70,113
Kenneth I. Watchmaker	56,000	14,597	—	71,113

(1)
These amounts represent compensation expense accrued for 2008 related to phantom units and associated DERs under the LTIP granted in 2007. Messrs. McCool, McKown and Watchmaker, as our

  independent directors, were each granted 1,227 phantom units, for an aggregate total of 3,681 units, all of which were outstanding as of December 31, 2008. The accruals were made pursuant to SFAS No. 123(R). See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the LTIP.

(2)
Mr. Eric Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. He was granted phantom units and associated DERs under the LTIP in 2007 and phantom units under the LTIP in 2008, and he participates in the Global Partners LP Pension Plan pursuant to his employment agreement with our general partner, and not in his capacity as a director.

(3)
Mr. McKown also receives a $20,000 per year advisory fee from Alliance Energy LLC, which is a related party to the Partnership.

        Employees of our general partner who also serve as directors do not receive additional compensation. In 2008, directors who are not employees of our general partner (1) received: (a) $30,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2009, the annual cash retainer for each director who is not an employee of our general partner will be increased to $50,000 and the chair of the audit committee will receive an additional $7,500.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2008, the Compensation Committee of Global GP LLC's board of directors has comprised Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and is an employee of Alliance Energy LLC, which is a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and is the Treasurer and an employee of Alliance Energy LLC. Mr. Eric Slifka serves as a director of Alliance Energy LLC.

Compensation Committee Report

        The Compensation Committee of Global GP LLC held seven meetings during fiscal year 2008. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 10, 2009 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Kayne Anderson Capital Advisors L.P.(2)	2,526,241	34.0%	—	—	19.3%
Richard A. Kayne(2)	2,526,241	34.0%	—	—	19.3%
Global Petroleum Corp.(3)	2,267	*	1,723,196	30.5%	13.2%
Larea Holdings LLC(4)	742	*	564,242	10.0%	4.3%
Larea Holdings II LLC(5)	371	*	282,121	5.0%	2.2%
Montello Oil Corporation(6)	3,086	*	2,344,992	41.6%	17.9%
Sandwich Terminal, L.L.C.(7)	11	*	8,464	*	*
Chelsea Terminal Limited Partnership(8)	947	*	719,409	12.8%	5.5%
Amy Cook(5)	6,171	*	282,121	5.0%	2.2%
Karen Dattilo(5)	6,171	*	282,121	5.0%	2.2%
Andrew Slifka(5)	6,171	*	282,121	5.0%	2.2%
Alfred A. Slifka(3)(6)(7)(8)(9)	6,411	*	4,796,061	85.0%	36.7%
Richard Slifka(3)(6)(7)(8)(9)	6,311	*	4,796,061	85.0%	36.7%
Eric Slifka(4)	27,842	*	564,242	10.0%	4.5%
Thomas J. Hollister	5,000	*	—	—	*
Edward J. Faneuil	12,400	*	—	—	*
Charles A. Rudinsky	5,000	*	—	—	*
David K. McKown	—	—	—	—	—
Robert J. McCool	8,800	*	—	—	*
Kenneth I. Watchmaker	—	—	—	—	—
All directors and executive officers as a group (9 persons)	65,453	0.9%	5,360,303	95.0%	41.5%

*
Less than 1%

(1)
The address for each person or entity listed, other than Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
According to a Schedule 13G/A filed on February 13, 2009, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 2,526,241 common units, or 34.01% of total common units outstanding, representing a 19.33% limited partner interest in Global Partners LP. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

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

(4)
Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of Alfred A. Slifka.

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

(6)
ASRS Montello General Partnership owns 72.8% of the ownership interests in Montello Oil Corporation. Alfred A. Slifka and Richard Slifka are equal owners of ASRS Montello General Partnership. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation. Alfred Slifka Montello Irrevocable Trust ("AS Montello") owns 13.6% of Montello Oil Corporation. Alfred A. Slifka is the beneficial owner of AS Montello. Richard Slifka Montello Irrevocable Trust ("RS Montello") owns 13.6% of Montello Oil Corporation. Richard Slifka is the beneficial owner of RS Montello.

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

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2008:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Affiliates of our general partner, including directors and executive officers of our general partner, own 65,824 common units and 5,642,424 subordinated units representing a 42.9% limited partner interest in us. In addition, our general partner owns a 1.73% general partner interest in us.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98.27% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 65,824 common units and all of the subordinated units, and 1.73% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 49.73% of the distributions above the highest target level.

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

Omnibus Agreement

        We are a party to an omnibus agreement with certain members of the Slifka family and our general partner that addresses the following matters:

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

  Noncompetition

        Each of Alfred A. Slifka, Chairman of our general partner, and Richard Slifka, Vice Chairman of our general partner, agreed, and caused their affiliates to agree, for so long as such individual, Eric Slifka, President, Chief Executive Officer and a director of our general partner, or controlled affiliates thereof, individually or as part of a group, control our general partner, and Eric Slifka agreed, and caused his affiliates to agree, through December 31, 2011, not to engage in, acquire or invest in any business having assets engaged in the following businesses: (1) the wholesale marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products in the United States, provided such activity generates qualifying income (as defined in Section 7704 of the Internal Revenue Code); (2) the storage of refined petroleum products in connection with any of the activities described in (1); and (3) bunkering. These restrictions will not apply to:

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

        Eric Slifka further agreed, pursuant to his employment agreement with our general partner, that the noncompetition obligations contained in the omnibus agreement shall continue to apply to him throughout the term of his employment agreement (including the renewal term, if any) and, in the event his employment is terminated (a) by our general partner without cause or by Mr. Slifka for reasons constituting constructive termination, (b) by our general partner for cause, or (c) by Mr. Slifka for reasons other than constructive termination, for one additional year from the date of such termination.

        In addition, pursuant to Eric Slifka's employment agreement, Eric Slifka also agreed that for a period of one year following his date of termination, he will not solicit or induce any employee of our general partner to terminate his/her employment with, or otherwise cease his/her relationship with our general partner.

  Indemnification

        Under the omnibus agreement, Global Petroleum Corp. and certain of its affiliates and our general partner (collectively, the "Indemnitors") will indemnify us for five years after the closing of our initial public offering against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and indefinitely against claims for covered environmental liabilities made before the fifth anniversary of the closing of our initial public offering and indefinitely against potential liabilities resulting from the two lawsuits alleging MTBE contamination in the groundwater in Massachusetts in which Global Companies LLC is a named defendant. Please read Item 3, "Legal Proceedings—Environmental." The obligation of the Indemnitors will not exceed $7.5 million and they do not have any indemnification obligation in any 12-month period (starting with the closing date of our initial public offering) until our losses for that period exceed $400,000 in the aggregate and then only to the extent such aggregate losses exceed $400,000. Any unused amounts, including carried over unused amounts, will be carried over to the next 12-month period. After the fifth anniversary of the closing of our initial public offering, the annual deductible (not including carried over amounts) will be reduced to $150,000. The Indemnitors have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.

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

Shared Services Agreements

        We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy LLC. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under each agreement, we provide Global Petroleum Corp. and Alliance Energy LLC with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy LLC, as applicable, pay us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. We paid to Global Petroleum Corp. a net total of $86,000, $74,000 and $78,000 and received from Alliance Energy LLC a total of $866,000, $626,000 and $757,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title of all products stored at this terminal. The term of this agreement ends December 31, 2013. The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.5 million, $8.2 million and $8.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC

        Some members of our management team are also officers and/or directors of two of our affiliates, Global Petroleum Corp. and Alliance Energy LLC. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Alfred A. and Richard Slifka. Messrs. Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read "—Shared Services Agreements." In 2008, Edward J. Faneuil, the Partnership's Executive Vice President and General Counsel, received from Alliance Energy LLC a one-time payment for services rendered in 2008.

        Alliance Energy LLC is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. Alfred A. and Richard Slifka each own approximately 16% of AE Holdings Corp. and they together control another 63% of this entity through voting trusts for the benefit of their six children, each of whom owns approximately 10.5% of AE Holdings Corp. The remaining 5% ownership interest is held by a former employee of Global Companies LLC, Willard Poires. Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Alliance Energy LLC. Please read "—Shared Services Agreements."

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accountant Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2008 and 2007 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2008	2007
Audit Fees(1)	$1,489	$1,313
Audit Related Fees	36	29
Tax Fees(2)	810	524

Total	$2,335	$1,866

(1)
Represents fees for professional services provided in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2008 and 2007, and fees for 2007 included audits performed as part of our registration statement filings on Forms S-3 and S-8.

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

  (b)
  The following documents are filed as Exhibits to this report:

3.1	—	Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).
3.2	—	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated April 14, 2008 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2008).
4.1	—	Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.2	—	Class B Unit Purchase Agreement, dated March 17, 2007, by and among Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on August 6, 2007).
10.1	—	Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2005).
10.2^	—	Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) filed on July 1, 2005).
10.3	—	Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).
10.4	—	Amended and Restated Services Agreement, dated October 4, 2005, by and between Alliance Energy Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 11, 2005).

10.5	—	Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).
10.6	—	Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 11, 2005).
10.7	—	First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2005).
10.8^	—	Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.9	—	Second Amendment to Credit Agreement, dated as of August 2, 2006, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2006).
10.10^	—	Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.11	—	Third Amendment to Credit Agreement, dated as of April 24, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2007).
10.12	—	Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.13	—	Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.14	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.15	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).

10.16	—	Fourth Amendment to Credit Agreement, dated as of August 21, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007).
10.17	—	Fifth Amendment to Credit Agreement, dated as of October 23, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2007).
10.18	—	Sixth Amendment to Credit Agreement, dated as of November 29, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2007).
10.19	—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.20	—	Waiver Letter and Seventh Amendment to Credit Agreement, dated as of March 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2008).
10.21	—	Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2008).
10.22	—	Ninth Amendment to Credit Agreement, dated as of July 18, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2008).
10.23	—	Tenth Amendment to Credit Agreement and Limited Waiver, dated as of September 26, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2008).

10.24^	—	Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.25^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2009).
10.26^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2009).
10.27^	—	Amended and Restated Deferred Compensation Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 7, 2009).
10.28^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.29^	—	First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.30*^	—	Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka.
10.31*^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister.
10.32*^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil.
10.33*^	—	Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 13, 2009	By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

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

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2008 and 2007, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 13, 2009

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$945	$2,110
Accounts receivable less allowance of $2,974 and $2,650 as of December 31, 2008 and 2007, respectively	249,418	439,165
Accounts receivable—affiliates	2,518	4,308
Inventories	240,346	484,259
Brokerage margin deposits	8,991	12,545
Fair value of forward fixed price contracts	161,787	742
Prepaid expenses and other current assets	29,302	17,736

Total current assets	693,307	960,865
Property and equipment, net	161,988	161,734
Intangible assets, net	31,403	34,168
Other assets	2,564	2,460

Total assets	$889,262	$1,159,227

Liabilities and partners' equity
Current liabilities:
Accounts payable	$219,783	$371,341
Working capital revolving credit facility—current portion	208,210	304,800
Environmental liabilities—current portion	4,191	876
Note payable	—	1,239
Accrued expenses and other current liabilities	54,054	69,762
Income taxes payable	520	—
Obligations on forward fixed price contracts and other derivatives	7,954	41,892

Total current liabilities	494,712	789,910
Working capital revolving credit facility—less current portion	154,090	119,000
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,377	8,340
Accrued pension benefit cost	8,853	5,236
Deferred compensation	1,663	1,481
Other long-term liabilities	12,899	3,709

Total liabilities	745,794	998,876
Commitments and contingencies (See Note 14)	—	—
Partners' equity
Common unitholders (7,428,139 units issued and outstanding at December 31, 2008 and 2007)	163,351	165,330
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2008 and 2007)	(4,189)	(2,116)
General partner interest (1.73% interest with 230,303 equivalent units outstanding at December 31, 2008 and 2007)	(431)	(147)
Accumulated other comprehensive loss	(15,263)	(2,716)

Total partners' equity	143,468	160,351

Total liabilities and partners' equity	$889,262	$1,159,227

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Years Ended December 31,
	2008	2007	2006
Sales	$9,019,123	$6,757,834	$4,472,418
Cost of sales	8,899,332	6,630,850	4,359,192

Gross profit	119,791	126,984	113,226
Costs and operating expenses:
Selling, general and administrative expenses	42,060	45,537	43,027
Operating expenses	31,788	27,703	22,158
Amortization expenses	2,937	2,250	1,528

Total costs and operating expenses	76,785	75,490	66,713

Operating income	43,006	51,494	46,513
Interest expense	(20,799)	(17,408)	(11,901)
Other income	—	—	515
Gain on sale of investment	—	14,118	—

Income before income tax expense	22,207	48,204	35,127
Income tax expense	(1,152)	(1,191)	(1,666)

Net income	21,055	47,013	33,461
Less: General partner's interest in net income	(364)	(903)	(669)

Limited partners' interest in net income	$20,691	$46,110	$32,792

Net income per limited partner unit, basic and diluted(1)	$1.40	$1.38	$2.46

Weighted average limited partners' units outstanding, basic and diluted	13,071	12,444	11,285

Distributions per limited partner unit	$1.95	$1.87	$1.72

(1)
See Note 2 of Notes to Consolidated Financial Statements for net income per limited partner unit calculation.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$21,055	$47,013	$33,461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,188	9,150	4,110
Amortization of deferred financing fees	938	463	403
Loss on disposition of property and equipment and other	5	5	177
Stock-based compensation expense	745	297	—
Gain on sale of investment	—	(14,118)	—
Changes in operating assets and liabilities:
Accounts receivable	189,748	(236,585)	35,281
Accounts receivable—affiliate	1,790	(2,320)	17
Inventories	243,913	(196,192)	(27,353)
Broker margin deposits	3,554	(11,920)	8,585
Prepaid expenses, all other current assets and other assets	(13,041)	337	(11,867)
Accounts payable	(151,559)	149,307	(37,429)
Income taxes payable	778	(1,424)	(35)
Change in fair value of forward fixed price contracts	(194,983)	107,265	(67,152)
Accrued expenses, all other current liabilities and other long-term liabilities	(17,911)	33,677	7,323

Net cash provided by (used in) operating activities	99,220	(115,045)	(54,479)
Cash flows from investing activities
Terminal acquisitions	—	(138,020)	(6,551)
Capital expenditures	(11,524)	(13,720)	(5,915)
Proceeds from sale of investment	—	15,262	—
Proceeds from sale of property and equipment	14	14	24

Net cash used in investing activities	(11,510)	(136,464)	(12,442)
Cash flows from financing activities
(Payments on) proceeds from credit facilities, net	(61,500)	224,300	89,100
Proceeds from common unit issuance, net of discount and fees	—	49,099	—
Payments on note payable, other	(1,239)	(319)	(298)
Distributions to partners	(26,136)	(23,322)	(19,789)

Net cash (used in) provided by financing activities	(88,875)	249,758	69,013
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(1,165)	(1,751)	2,092
Cash and cash equivalents at beginning of year	2,110	3,861	1,769

Cash and cash equivalents at end of year	$945	$2,110	$3,861

Supplemental information
Cash paid during the year for interest	$20,703	$16,581	$11,780

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	Class B Units	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2005	$97,512	$—	$(20,372)	$(832)	$—	$76,308
Distributions to partners	(9,696)	—	(9,696)	(397)	—	(19,789)
Adjustment to initially apply SFAS No. 158	—	—	—	—	422	422
Comprehensive income:
Net income	16,396	—	16,396	669	—	33,461
Other comprehensive income:
Unrealized gain on NYMEX shares	—	—	—	—	12,837	12,837

Total comprehensive income	—	—	—	—	—	46,298

Balance December 31, 2006	104,212	—	(13,672)	(560)	13,259	103,239
Proceeds of issuance of Class B units, net	—	49,099	—	—	—	49,099
Non-cash reduction under EITF 98-05 on issuance of Class B units (Note 16)	(16,400)	16,400	—	—	—	—
Conversion of Class B units	65,499	(65,499)	—	—	—	—
Stock-based compensation	297	—	—	—	—	297
Distributions to partners	(12,267)	—	(10,565)	(490)	—	(23,322)
Comprehensive income:
Net income	23,989	—	22,121	903	—	47,013
Other comprehensive income:
Realized gain on NYMEX shares	—	—	—	—	(12,837)	(12,837)
Change in fair value of interest rate collar	—	—	—	—	(1,328)	(1,328)
Change in pension liability	—	—	—	—	(1,810)	(1,810)

Total comprehensive income	—	—	—	—	—	31,038

Balance December 31, 2007	165,330	—	(2,116)	(147)	(2,716)	160,351
Stock-based compensation	745	—	—	—	—	745
Distributions to partners	(14,484)	—	(11,004)	(648)	—	(26,136)
Comprehensive income:
Net income	11,760	—	8,931	364	—	21,055
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	—	(9,518)	(9,518)
Change in pension liability	—	—	—	—	(3,029)	(3,029)

Total comprehensive income	—	—	—	—	—	8,508

Balance December 31, 2008	$163,351	$—	$(4,189)	$(431)	$(15,263)	$143,468

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

        On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement from which it received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter 2007 distribution and resulted in proceeds of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 16 for additional information on the private placement.

        The Partnership's 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed above and in Note 16) is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. Affiliates of the General Partner, including its directors and executive officers, own 65,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Note 2.    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated. Due to changes in operating procedures and efficiencies, the Partnership changed its estimate of the inventory reserve account by approximately $2.5 million. In addition, the Partnership changed its estimate of the environmental liability with respect to the Albany, New York terminal by approximately $2.8 million (see Note 10). The total change in estimates resulted in an increase in net income of approximately $5.3 million, or $0.41 per limited partner unit, for the year ended December 31, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

Reclassification

        Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2008 and 2007, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

        Inventories consisted of the following at December 31 (in thousands):

	2008	2007
Distillates: home heating oil, diesel and kerosene	$160,000	$344,984
Residual oil	24,878	50,054
Gasoline	40,183	71,916
Blend stock	15,285	17,305

Total	$240,346	$484,259

        In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $14.8 million and $36.8 million at December 31, 2008 and 2007, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $8.4 million and $11.1 million at December 31, 2008 and 2007, respectively. Exchange transactions are valued using current quoted market prices.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized. Depreciation is charged to cost of sales and selling, general and administrative expenses over the estimated useful lives of the applicable assets, using principally straight-line methods. The Partnership capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset. The estimated useful lives are as follows:

Buildings, docks, terminal facilities and improvements	15–25 years
Fixtures, equipment and automobiles	3–7 years

Long-Lived Assets

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill or indefinite lived intangible assets. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No impairments of long-lived assets were recorded during 2008, 2007 and 2006.

Environmental and Other Liabilities

        The Partnership accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

        Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

        Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

        The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 10 and 20.

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

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. In accordance with Emerging Issues Task Force ("EITF") No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," any net differential for exchange agreements is recorded as an adjustment of inventory costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

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

        Substantially all of the Partnership's income is "qualifying income" for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership's financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP, as amended. Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the Partnership's consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in the Partnership is not available to the Partnership.

        Global Montello Group Corp. ("Global Montello") is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of Global Montello for the years ended December 31, 2008, 2007 and 2006. The after-tax earnings of Global Montello are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello. See Note 4.

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

        The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2008 (tax years ended December 31, 2008, 2007 and 2006). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under FIN 48. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

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

        The Partnership's gasoline sales accounted for approximately 50%, 43% and 37% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively. Distillate sales accounted for approximately 46%, 50% and 53% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively, and residual oil sales accounted for approximately 4%, 7% and 10% of total sales for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Partnership had one customer, ExxonMobil Oil Corporation ("ExxonMobil") who accounted for approximately 20% of sales for the year ended December 31, 2008 and approximately 12% of accounts receivable and 14% of sales as of and for the year ended December 31, 2007. No single customer accounted for 10% or more of sales for the year ended December 31, 2006.

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

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized currently in earnings. Ineffectiveness related to these hedging activities was immaterial as of December 31, 2008, 2007 and 2006.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

        The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Partnership's forward purchase and sale commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized currently in earnings. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.

        The Partnership also markets and sells natural gas. The Partnership generally conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users. The Partnership generally takes delivery under its purchase commitments at the same location as it delivers to third-party users. Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts' fair value. Changes in the fair value of these contracts are recognized currently in earnings as an increase or decrease in cost of sales. See Note 3 for additional information on fair value hedges.

  Cash Flow Hedges

        The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions. To the extent such hedges are effective, the changes in the fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. See Note 3 for additional information on the interest rate collars.

Financial Instruments

        The fair value of the Partnership's financial instruments approximated the carrying value as of December 31, 2008 and 2007, in each case due to the short-term and the variable interest rate nature of the financial instruments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

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

        The following sets forth the net income allocation and per unit data using this method for the years ended December 31 (in thousands, except per unit data):

	2008	2007	2006
Net income	$21,055	$47,013	$33,461
Less:
General Partner's general partner interest(1)	(364)	(903)	(669)
Non-cash reduction under EITF 98-05 allocated to limited partners(2)	—	(16,400)	—

Net income available to limited partners	20,691	29,710	32,792
Dilutive impact of theoretical distribution of earnings	(2,429)	(13,786)	(5,085)

Net income available to limited partners under EITF 03-06 and EITF 98-05	$18,262	$15,924	$27,707

Per unit data:
Net income available to limited partners	$1.59	$2.59	$2.91
Dilutive impact of theoretical distribution of earnings	(0.19)	(1.21)	(0.45)

Net income available to limited partners under EITF 03-06 and EITF 98-05(3)	$1.40	$1.38	$2.46

Weighted average limited partner units outstanding	13,071	12,444	11,285

(1)
Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the year ended December 31, 2008 and, based on a weighted average, 1.92% for the year ended December 31, 2007. For the year ended December 31, 2006, the general partner interest was 2%.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

(2)
In connection with the private placement of Class B units (see Note 16), the Partnership was required to take into account the effect of EITF 98-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-05"). As a result, a non-cash reduction in net income available to limited partners was recorded for the year ended December 31, 2007 because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. Although EITF 98-05 affected net income available to limited partners, it did not affect net income nor did it affect total partners' equity.

(3)
Per unit data includes the weighted average effect of the private placement of Class B units which converted to common units for year ended December 31, 2007. Per unit data is calculated on a quarterly basis; therefore, per unit data for the twelve months ended December 31, 2008, 2007 and 2006 equals the sums of the respective four quarters.

        On April 23, 2008, the board of directors of our General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2008 through March 31, 2008. On July 21, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2008 through June 30, 2008. On October 22, 2008, the board declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2008 through September 30, 2008. On January 21, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2008 through December 31, 2008.

        These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights. See Note 15, "Partners' Equity, Allocation and Cash Distributions" for further information.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) consisted of the following:

	Investments	Pension Plan	Derivatives	Total
Balance at December 31, 2006	$12,837	$422	$—	$13,259
Realized gain on investment in NYMEX Holdings, Inc. and NYMEX seats	(12,837)	—	—	(12,837)
Change in fair value of interest rate collar	—	—	(1,328)	(1,328)
Change in pension liability	—	(1,810)	—	(1,810)

Balance at December 31, 2007	—	(1,388)	(1,328)	(2,716)
Change in fair value of interest rate collars	—	—	(9,518)	(9,518)
Change in pension liability	—	(3,029)	—	(3,029)

Balance at December 31, 2008	$—	$(4,417)	$(10,846)	$(15,263)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157. This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements. SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Partnership is in the process of evaluating the impact of SFAS No. 157 on its non-recurring fair value measurements. The Partnership adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Partnership's consolidated financial statements. See Note 15.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159") which provides entities with an option to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Partnership adopted SFAS No. 159 on January 1, 2008 and elected not to use the fair value option for its existing financial assets and liabilities and, therefore, the adoption of SFAS No. 159 did not have an impact on the Partnership's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)") which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008. The Partnership will adopt SFAS No. 141(R) on January 1, 2009 and does not believe SFAS No. 141(R) will have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS No. 161") which enhances the requirements under SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 161 requires enhanced disclosures about an entity's derivatives and hedging activities and how they affect an entity's financial position, financial performance and cash flows. SFAS No. 161 will be effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership will adopt SFAS No. 161 on January 1, 2009 and does not believe SFAS No. 161 will have a material impact on its consolidated financial statements.

        In March 2008, the EITF approved consensus on EITF Issue No. 07-04, "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships" ("EITF 07-04") which specifies the treatment of earnings per unit calculations when incentive distributions rights exist

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

in master limited partnerships. Under EITF 07-04, when earnings exceed cash distributions, undistributed earnings are to be allocated to the general partner, limited partners and holders of the incentive distribution rights based on the distribution formula for available cash set forth in the partnership agreement. Conversely, when cash distributions exceed earnings, net income (or loss) would be reduced (or increased) by distributions to the general partner, limited partners and holders of incentive distribution rights. The excess of distributions over earnings would be allocated to the general partner and limited partners based on their respective sharing of losses set forth in the partnership agreement. EITF 07-04 will be effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied retrospectively. The Partnership will adopt EITF 07-04 on January 1, 2009 and is in the process of evaluating the impact of EITF 07-04 on its computation of earnings per unit.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Partnership will adopt FSP FAS 142-3 on January 1, 2009 and does not believe FSP FAS 142-3 will have a material impact on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The Partnership adopted SFAS No. 162 as of December 31, 2008 which did not have a material impact on the Partnership's consolidated financial statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities (as defined in EITF 03-06) and, therefore, should be included in the computation of earnings per share pursuant to the two-class method. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, FSP EITF 03-6-1 requires that all prior-period earnings per share data presented be adjusted retrospectively. The Partnership will adopt FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have an impact on the Partnership's earnings per unit because the distribution equivalent rights granted under the Partnership's Long-Term Incentive Plan (see Note 13) are not considered participating securities.

        In September 2008, the FASB issued EITF 08-05, "Issuer's Accounting for Liabilities Measured at Fair Value with a Third Party Credit Enhancement" ("EITF 08-05") which provides guidelines for the determination of the unit of accounting for a liability issued with an inseparable third-party credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

enhancement when it is measured or disclosed at fair value on a recurring basis. The effect of the credit enhancement is to be excluded in the fair value measurement of the liability, and entities are required to disclose the existence of the inseparable third-party credit enhancement on the issued liability. EITF 08-05 is effective on a prospective basis beginning in the first reporting period on or after December 15, 2008, with the effect of initial application included in the change in fair value of the liability in the period of adoption. The Partnership will adopt EITF 08-05 on January 1, 2009 and is in the process the evaluating the impact of EITF 08-05 on its consolidated financial statements.

Note 3. Derivative Financial Instruments

  Fair Value Hedges

        The composition and fair value of derivative instruments relating to forward fixed price purchase and sale contracts on the Partnership's consolidated balance sheet consisted of the following at December 31 (in thousands):

	2008	2007
Futures contracts	$138,741	$(37,355)
Swaps, options and other, net	15,092	(3,795)

Total	$153,833	$(41,150)

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

        The Partnership has a daily margin requirement with its broker based on the prior day's market results on open futures contracts. The required brokerage margin balance was $9.0 million and $12.5 million at December 31, 2008 and 2007, respectively.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties of futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange ("NYMEX") derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is presented on a net basis on the consolidated balance sheets. See Note 2 for additional information on fair value hedges.

  Cash Flow Hedges

        The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (continued)

to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. As of December 31, 2008, the three-month LIBOR rate of 2.13% was lower than the floor rate. As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $216,000 and was recorded in accrued expenses and other current liabilities on the accompanying balance sheet. The fair values of the first collar were liabilities of approximately $5.3 million and $1.3 million as of December 31, 2008 and 2007, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively. The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar's strike rates. Ineffectiveness related to the first collar was immaterial at December 31, 2008.

        On September 29, 2008, the Partnership executed its second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. As of December 31, 2008, the one-month LIBOR rate of 1.90% was lower than the floor rate. As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $67,000 and was recorded in accrued expenses and other current liabilities on the accompanying balance sheet. As of December 31, 2008, the fair value of the second collar was a liability of approximately $5.5 million and was recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates. Ineffectiveness related to the second collar was immaterial at December 31, 2008.

Note 4. Income Taxes

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.3%	6.3%
Partnership income not subject to tax	(35.2)%	(37.8)%	(35.5)%

Effective income tax rate	5.2%	2.5%	4.8%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes (continued)

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$903	$984	$1,195
State	279	288	221

Total current	1,182	1,272	1,416
Deferred:
Federal	(23)	(62)	226
State	(7)	(19)	24

Total deferred	(30)	(81)	250

Total	$1,152	$1,191	$1,666

        At December 31, 2008 and 2007, the Partnership had net deferred tax assets of approximately $80,000 and $50,000, respectively, which primarily represent the difference between tax and book amortization.

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2008	2007	2006
Income before income tax expense	$22,207	$48,204	$35,127
Non-taxable income	(19,669)	(45,560)	(31,856)

Income subject to income tax expense	$2,538	$2,644	$3,271

        The Partnership made approximately $0.4 million, $2.7 million and $1.4 million in income tax payments during 2008, 2007 and 2006, respectively.

Note 5. Terminal Acquisitions

        On May 9, 2007, the Partnership acquired three refined petroleum products terminals located in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil for cash consideration of approximately $101.5 million plus $1.1 million in acquisition costs, for an aggregate purchase price of $102.6 million. The Partnership financed the acquisition through an expansion of its credit facility, proceeds from the sale of its NYMEX Holdings, Inc. shares and related NYMEX seats (Note 8) and the private placement of Class B units (Note 16). This acquisition was accounted for as an asset acquisition.

        On November 14, 2007, the Partnership acquired two refined petroleum products terminals located in Glenwood Landing and Inwood, New York from ExxonMobil for cash consideration of approximately $34.7 million plus $0.7 million in acquisition costs, for an aggregate purchase price of $35.4 million. The Partnership financed the acquisition through an expansion of its credit facility. This acquisition was accounted for as an asset acquisition.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Terminal Acquisitions (continued)

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

Note 6. Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Buildings, docks, terminal facilities and improvements	$148,815	$132,429
Land	26,110	26,110
Fixtures, equipment and automobiles	7,639	6,465
Construction in process	2,361	8,451

	184,925	173,455
Less accumulated depreciation	(22,937)	(11,721)

Total	$161,988	$161,734

  Construction in process

        In November 2007, the Partnership entered into two separate sublease agreements for land located at the Port of Providence in Rhode Island. The terminal at one parcel opened for business in January 2008 and provides the Partnership with storage for distillates and biofuels. The terminal at the other parcel opened for business in November 2008 and provides the Partnership with storage for refined petroleum products. The initial term of each sublease began on November 1, 2007 and will expire on April 29, 2012. Each sublease is being accounted for as an operating lease and has option terms that, if exercised, would extend the sublease through August 29, 2036. Total expenses under the subleases were approximately $586,000 and $127,000 for the years ended December 31, 2008 and 2007, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Property and Equipment (continued)

        As of December 31, 2008 and 2007, the Partnership was in the application development stage of internally developing software currently intended for internal use. The capitalized balance related to the development of this software was $1.8 million and $0.9 million as of December 31, 2008 and 2007, respectively. As the software has not been implemented for its intended use, no amortization was recorded for the years ended December 31, 2008 and 2007.

        The Partnership had other construction in process of approximately $0.5 million as of December 31, 2008 and 2007.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $10.2 million, $6.0 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Partnership wrote off fully depreciated assets that were no longer in service in the amounts of approximately $18,000 and $412,000 for the years ended December 31, 2007 and 2006, respectively. There were no fully depreciated assets written off for the year ended December 31, 2008.

Note 7.    Intangible Assets

        Intangible assets consisted of the following at December 31 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2008
Intangible assets subject to amortization:
Terminalling services	$26,365	$(2,061)	$24,305	20 years
Workforce	347	(24)	323	20 years
Customer relationships	11,462	(5,632)	5,830	8-12 years
Software	1,139	(1,025)	114	5 years
Covenants not to compete	803	(240)	563	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,423	(9,289)	31,134
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,692	$(9,289)	$31,403

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Intangible Assets (continued)

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2007
Intangible assets subject to amortization:
Terminalling services	$26,365	$(742)	$25,623	20 years
Workforce	347	(7)	340	20 years
Customer relationships	11,462	(4,429)	7,033	8-12 years
Software	1,139	(797)	342	5 years
Covenants not to compete	630	(69)	561	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,250	(6,351)	33,899
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,519	$(6,351)	$34,168

        The aggregate amortization expense was approximately $2.9 million, $2.3 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2009	$2,859
2010	2,722
2011	2,646
2012	2,202
2013	1,764
Thereafter	18,941

Total intangible assets subject to amortization	31,134
Brand names, not subject to amortization	269

Total intangible assets	$31,403

Note 8.    Investment in Equity Securities

        The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Partnership recorded an unrealized gain of $12.8 million in other comprehensive income and related dividend income of $515,000 in the accompanying statements of income for the year ended December 31, 2006.

        On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the accompanying statements of income for the year ended December 31, 2007.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Debt

Credit Agreement

        The Partnership has a senior secured credit agreement (the "Credit Agreement") with total available commitments of $750.0 million. There are three facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $650.0 million; the $650.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30. On July 18, 2008, the Credit Agreement was amended to reinstate the seasonal overline period from July 21, 2008 through August 31, 2008;

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

        Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the credit agreement, we can borrow only up to the level of our then current borrowing base. Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and deteriorating economic conditions. These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us.

        During the period from January 1, 2008 through July 20, 2008 and for the years ended December 31, 2007 and 2006, borrowings under the Partnership's working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership's option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively (for 2006, the rate for the acquisition facility was the Eurodollar rate, plus 1 3/4%), (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate.

        Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (continued)

term is defined in the Credit Agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates for the years ended December 31, 2008, 2007 and 2006 were 4.58%, 6.3%, and 6.0%, respectively.

        In addition, the Partnership executed two zero premium interest rate collars with major financial institutions. The first collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of long-term three-month LIBOR-based borrowings. The second collar, which became effective on October 2, 2008, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate (see Note 3 for further discussion on the interest rate collars).

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

        The Credit Agreement will mature on April 22, 2011. The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $154.1 million and $119.0 million at December 31, 2008 and 2007, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the working capital revolving credit facility was approximately $208.2 million and $304.8 million at December 31, 2008 and 2007, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2008, the Partnership had total borrowings outstanding under the Credit Agreement of $433.5 million, including $71.2 million outstanding on the acquisition facility. In addition, we had outstanding letters of credit of $105.2 million. The total remaining availability for borrowings and letters of credit at December 31, 2008 and 2007 was $211.3 million and $86.6 million, respectively.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner. The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur, and limitations on the Partnership's ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership's business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (continued)

consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

        The Credit Agreement imposes covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum interest coverage ratio and a maximum leverage ratio. On July 18, 2008, the Credit Agreement was amended whereby the Minimum EBITDA (as defined in the Credit Agreement) as at the end of the June 30, 2008 fiscal quarter and each fiscal quarter ending thereafter is required to be not less than $30.0 million for the period of four consecutive fiscal quarters most recently ended. In addition, the minimum combined interest coverage ratio was reduced to 1.75:1.00 for the quarter ended December 31, 2008. The Partnership was in compliance with all covenants at December 31, 2008. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

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

        The lending group under the Credit Agreement includes the following institutions: Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/k/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; and Calyon New York Branch.

Term Note—Note Payable

        In 2001, the Partnership purchased the Fore River Terminal in South Portland, Maine. The purchase price was approximately $3.4 million and included issuance by the Partnership of a promissory note for $3.0 million with a 7% interest rate. The note was secured by the property acquired. The note amortization commenced in June 2001 and extended through May 2008. Monthly payments of principal and interest were approximately $34,800 through April 2008, with a final principal payment of $1.1 million paid in May 2008.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Environmental Liabilities (continued)

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

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.6 million was paid by the Partnership for the year ended December 31, 2008. The remaining liability of $0.6 million was recorded as a current liability of $0.4 million and a long-term liability of $0.2 million on the accompanying consolidated balance sheet at December 31, 2008. The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC. The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid for the year ended December 31, 2008 for a balance of $7.9 million. In June 2008, the Partnership submitted a remedial action work plan to NYEDC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. Although NYDEC has not yet officially approved the remedial action work plan submitted by the Partnership, the Partnership has responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, the Partnership changed its estimate of the environmental liability by $2.8 million. The remaining liability of $5.1 million was recorded as a current liability of $2.9 million and a long-term liability of $2.2 million on the accompanying consolidated balance sheet at December 31, 2008. Subject to NYDEC's approval of the proposed remedial action work plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), the Partnership assumed certain existing environmental liabilities at the terminal. The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time. The Partnership also executed an Administrative Order on Consent ("AOC") with the U.S. Environmental Protection Agency, Region III requiring certain investigatory activities at the Global Macungie Terminal. Although the Partnership cannot

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Environmental Liabilities (continued)

predict the outcome of the investigation of the Global Macungie Terminal, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it. Furthermore, the Partnership does not believe that compliance with the terms of the AOC executed by it will result in material costs or have a material impact on the Partnership's operations.

        As previously disclosed, Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether ("MTBE") contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. The Partnership entered into an agreement, in principle, to settle these cases and, as a result, the Partnership recorded $0.9 million as a current environmental liability on the accompanying consolidated balance sheet at December 31, 2008. The Partnership does not believe that settlement of these cases will have a material impact on its operations.

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

Note 11.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2008	2007
Barging transportation, product storage and other ancillary costs	$15,208	$17,919
Swaps and other derivatives	1,268	4,836
Trustee taxes (taxes other than income tax)	32,578	39,495
Employee compensation	1,681	5,608
Other	3,319	1,904

Total	$54,054	$69,762

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.    Accrued Expenses and Other Current Liabilities (continued)

        Trustee taxes consisted of various pass-through taxes collected from customers on behalf of taxing authorities. Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

Note 12.    Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Contributions under the plan are determined annually, at the sole discretion of the General Partner's board of directors. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan have been equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's compensation. Matching contributions greater than this level are allowed under the plan. The General Partner's matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. This plan had expenses of approximately $500,000, $385,000 and $311,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has a qualified pension plan (the "Plan") that covers all eligible employees. On December 31, 2006, the Partnership adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158") which amends SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Under SFAS No. 158, the Partnership is required to recognize the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status through comprehensive income in the year in which such changes occur. The funded status is measured as the difference between the fair value of plan assets and the Plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost and any remaining transition amounts. SFAS No. 158 also requires the measurement date of the funded status to be the same as the entity's fiscal year end which, in the Partnership's case, was December 31, 2008. SFAS No. 158 did not change the components of net periodic benefit cost. All items deferred when applying SFAS No. 87 were to be recognized as a component of other comprehensive income, net of taxes, if any.

        The following presents reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and the accumulated benefit obligation at December 31 (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,486	$11,010
Service cost	1,061	814
Interest cost	800	654
Benefits paid	(496)	(496)
Actuarial loss	551	1,504

Projected benefit obligation at end of year	15,402	13,486

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (continued)

	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	8,250	7,840
Actual return on plan assets	(1,818)	326
Employer contributions	613	580
Benefits paid	(496)	(496)

Fair value of plan assets at end of year	6,549	8,250

Funded status at end of year	$(8,853)	$(5,236)
Unrecognized net actuarial loss	4,417	1,388

Net amount recognized	$(4,436)	$(3,848)

Accumulated benefit obligation	$10,852	$10,318

        The following presents amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	2008	2007
Accrued pension benefit cost	$8,853	$5,236
Accumulated other comprehensive loss	(4,417)	(1,388)

Net amount recognized	$4,436	$3,848

        All of the Partnership's prior service costs and transition amounts have been fully amortized at December 31, 2008, 2007 and 2006. The unrecognized net actuarial losses of $4.4 million and $1.4 million and gain of $0.4 million are reflected in accumulated other comprehensive income as of December 31, 2008 and 2007 and 2006, respectively, and in Note 2.

        The following presents the components of the net periodic benefit cost for the Plan (in thousands):

	2008	2007	2006
Service cost	$1,061	$814	$765
Interest cost	800	654	597
Expected return on plan assets	(662)	(632)	(578)
Recognized net actuarial loss	3	—	—

Net periodic benefit cost	$1,202	$836	$784

        The Partnership expects to recognize approximately $192,000 of the net actuarial loss as a component of net periodic benefit cost during 2009.

        The following presents the weighted-average actuarial assumptions used in determining the Plan's annual pension expense:

	2008	2007	2006
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (continued)

        The following presents the benefits as of December 31, 2008 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2009	$322
2010	344
2011	388
2012	576
2013	747
2014-2018	5,433

Total	$7,810

        The General Partner expects to contribute, and the Partnership expects to reimburse the General Partner for, approximately $1.2 million to the Plan for the fiscal year ending December 31, 2008 and will make this contribution in 2009.

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

        The General Partner's Plan asset allocation, all of which is with unrelated parties, at December 31, was as follows:

	2008	2007	2006
Cash and cash equivalents	—	2.6%	0.9%
Fixed income securities	52.8%	42.4%	40.1%
Equity securities	47.2%	55.0%	59.0%

	100.0%	100.0%	100.0%

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historical experience and consultation with the General Partner's actuarial consultants. The current 8.0% assumption compares to the historical weighted average compound return of 3.3% actually achieved by the Plan assets in the Companies' ten years of existence. Because the Plan has only been in existence since December 1999, the time period over which the 3.3% return was calculated does not accurately reflect the long-term

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (continued)

investment return which the Plan sponsor expects to be achieved. The Plan was created in December 1999 with a transfer of assets from the pension plan of Global Petroleum Corp. ("GPC"). Considering the investment return of the Plan from 1995 through December 1998, the calculation of the average investment return would increase the 3.3% investment return to 8.5% over a 14-year period.

Non-qualified Pension and Deferred Compensation Plans

        The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $0.1 million per year for the period from 2009 through 2013 for an aggregate amount of $0.8 million. The Partnership had a discounted obligation of approximately $0.9 million and $1.0 million recorded in long term liabilities at December 31, 2008 and 2007, respectively.

        The General Partner also has two non-qualified deferred compensation arrangements. One arrangement is for an executive officer that calls for annual payments in the aggregate amount of $70,000 for fifteen consecutive years from the commencement date. The other arrangement is for a former executive officer that calls for annual payments in the aggregate amount of $85,000 for fifteen consecutive years from the commencement date. The Partnership had a total discounted obligation of approximately $0.7 million and $0.5 million recorded in long-term liabilities at December 31, 2008 and 2007, respectively. In accordance with the provisions of the Partnership's partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officers under these non-qualified deferred compensation arrangements.

Long-Term Incentive Plan

        Please see Note 13 for a discussion of the Long-Term Incentive Plan.

Note 13.    Long-Term Incentive Plan

        In October 2005, the General Partner adopted a Long-Term Incentive Plan ("LTIP") whereby 564,242 common units were authorized for issuance. Any units delivered pursuant to an award under the LTIP may be acquired in the open market or from any affiliate, be newly issued units or any combination of the foregoing. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights ("DERs").

  Long-Term Incentive Plan

        On August 14, 2007, the Compensation Committee of the board of directors of the General Partner granted awards of phantom units and associated DERs under the LTIP to certain employees and non-employee directors of the General Partner. The phantom units granted will cliff vest on December 31, 2009 and become payable on a one-for-one basis in common units of the Partnership (or cash equivalent) upon the achievement of certain performance goals over the vesting period. The DERs that were granted in tandem with the phantom units will vest and become payable in cash simultaneously with the vesting of the phantom units. Any phantom units and associated DERs that

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (continued)

have not vested as of the end of the cliff vesting period will be forfeited. The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

        SFAS No. 123(R), "Share-Based Payment," requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the Partnership's award at the August 14, 2007 grant date approximated the fair value of the Partnership's common unit at that date.

        SFAS No. 123(R) requires compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership's award, to be recognized over the requisite service period. The requisite service period for the Partnership is from August 14, 2007, the grant date, through December 31, 2009 (the "Requisite Service Period"). The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the Requisite Service Period on a straight-line basis. In accordance with SFAS No. 123(R), the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership's service and performance history, are revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

        For the years ended December 31, 2008 and 2007, the Partnership recorded compensation expenses of approximately $745,000 and $297,000, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2008 is approximately $0.8 million and is expected to be recognized ratably over the remaining Requisite Service Period. The Partnership recorded no unit-based compensation for the year ended December 31, 2006 as no other awards of any kind had been granted under the LTIP during that year.

  Three-Year Phantom Units

        On December 31, 2008, the Compensation Committee granted 99,700 phantom units, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units, which are subject to graded vesting, will vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (continued)

        Compensation expense related to these phantom units is recognized using the accelerated attribution method. For the year ended December 31, 2008, compensation expense related to Mr. Slifka's phantom unit award was immaterial. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2008 is approximately $1.1 million and is expected to be recognized ratably over the remaining three-year service period.

        The following table presents a summary of the status of the non-vested units as of December 31:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2006	—	$—
Granted	64,951	29.00
Vested	—	—
Forfeited	—	—

Outstanding non-vested units at December 31, 2007	64,951	29.00
Granted	99,700	11.30
Vested	—	—
Forfeited	(2,331)	29.00

Outstanding non-vested units at December 31, 2008	162,320	$18.13

        Additionally, SFAS No. 123(R) requires that the income tax effects of share-based payments be recognized for financial reporting purposes if such awards would result in deductions on the Partnership's income tax return. Global Montello is a taxable entity for federal and state income tax purposes. In the ordinary course of business, the Partnership charges a portion of its selling, general and administrative expenses to Global Montello and, therefore, a portion of the compensation expense on the LTIP is allocated to Global Montello which results in a deduction for the Partnership. The amount allocated to Global Montello for such LTIP related costs was immaterial for the years ended December 31, 2008 and 2007.

Note 14.    Commitments and Contingencies

        The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Commitments and Contingencies (continued)

payments under leases with non-cancelable terms of one year or more at December 31, 2008 (in thousands):

2009	$1,352
2010	1,245
2011	1,004
2012	893
2013	911
Thereafter	6,706

Total	$12,111

        Total expenses under the operating lease arrangements amounted to approximately $1.6 million, $1.7 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Partnership also has lease income from office space leased at one of its owned terminals for $0.2 million per year through April of 2009.

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $0.9 million and $1.0 million at December 31, 2008 and 2007, respectively. Depreciation expense for equipment under the capital leases was approximately $166,000 and $69,000 for the years ended December 31, 2008 and 2007, respectively. The Partnership did not have capital leases in 2006.

Terminal and Throughput Leases

        The Partnership entered into terminal and throughput lease arrangements with various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease, sublease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2008 (in thousands):

	Lease and Throughput Commitments	Sublease Commitments	Total
2009	$8,629	$(866)	$7,763
2010	6,412	—	6,412
2011	6,211	—	6,211
2012	1,945	—	1,945
2013	252	—	252
Thereafter	589	—	589

Total	$24,038	$(866)	$23,172

Purchase Commitments

        The minimum volume purchase requirements for 2009 under the Partnership's existing supply agreements are 344 million gallons. All existing purchase commitments expire in 2010. The Partnership purchased approximately 0.9 billion, 1.7 billion and 1.2 billion gallons of product under the Partnership's existing supply agreements for $2.2 billion, $3.3 billion and $2.0 billion in 2008, 2007 and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Commitments and Contingencies (continued)

2006, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

Environmental Liabilities

        Please see Note 10 for a discussion of the Partnership's environmental liabilities.

Legal Proceedings

        Please see Note 20 for a discussion of the Partnership's legal proceedings.

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

Units Outstanding

        Partners' equity at December 31, 2008 consisted of 7,428,139 common units outstanding (including 65,824 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98.27% effective ownership interest in the Partnership, and 230,303 general partner units representing a 1.73% general partner interest in the Partnership.

Units Authorized

        The Partnership had 13,634,805 authorized units at December 31, 2008 which consisted of 7,428,139 common units, outstanding (including 65,824 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, and 564,242 units remaining available for future issuance under the Partnership's equity compensation plans.

Common Units

        During the subordination period, as defined in the Partnership's partnership agreement, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4125 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after September 30, 2010 that each of the following tests are met: (1) distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (continued)

quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the "adjusted operating surplus" (as defined in the Partnership's partnership agreement) generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the 1.73% general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the General Partner without cause, the subordination period may end before September 30, 2010.

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

        As described above and in the Partnership's partnership agreement, the subordinated units may convert to common units on a one-for-one basis when certain conditions are met. The Partnership's partnership agreement also sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, holders of the incentive distribution rights and General Partner will receive.

        The subordinated units have limited voting rights as set forth in the Partnership's partnership agreement.

General Partner Units

        The general partner units have the same rights to receive distributions of available cash from operating surplus as the common units for each quarter until the Partnership distributes (a) for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter plus any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; and (b) for each outstanding subordinated unit an amount equal to the minimum quarterly distribution for that quarter. The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, holders of the incentive distribution rights and General Partner will receive.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (continued)

        The general partner units have the management rights as set forth in the Partnership's partnership agreement.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the target distribution levels have been achieved, as defined in the Partnership's partnership agreement. The General Partner currently holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the Partnership's partnership agreement.

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

        The Partnership will make distributions of available cash from operating surplus for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (continued)

quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the incentive distribution rights, based on the percentages as provided below.

        As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

        The Partnership paid the following cash distributions during 2008, 2007 and 2006 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
2006
02/14/06(1)	$0.4111	$2,319	$2,319	$95	$—	$4,733
05/15/06(1)	0.4250	2,398	2,398	98	—	4,894
08/14/06(1)	0.4375	2,469	2,469	100	—	5,038
11/14/06(1)	0.4450	2,511	2,511	102	—	5,124
2007
02/14/07(1)	$0.4550	$2,567	$2,567	$105	$—	$5,239
05/15/07(1)(2)	0.4650	2,624	2,624	107	4	5,359
08/14/07(3)	0.4725	3,510	2,666	109	20	6,305
11/14/07(4)	0.4800	3,566	2,708	110	35	6,419
2008
02/14/08(5)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/08(5)	0.4875	3,621	2,751	112	50	6,534
08/14/08(5)	0.4875	3,621	2,751	112	50	6,534
11/14/08(5)	0.4875	3,621	2,751	112	50	6,534

(1)
Prior to the private placement of Class B units on May 9, 2007 (see Note 16), the limited partner interest was 98% and the general partner interest was 2%.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (continued)

(2)
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

(5)
The distributions of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2007 and for each of the first three quarters of 2008. As a result, the General Partner received this additional distribution for each respective quarter.

        On January 21, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2008 through December 31, 2008 ($1.95 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business February 4, 2009. On February 13, 2009, the Partnership paid the total cash distribution of approximately $6.5 million.

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

        In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the Purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter 2007 distribution. After giving effect to such reduction, the purchase price for the Class B units was approximately $49.2 million, or $27.53 per unit. The net purchase price of the Class B units, after the reduction and related fees, was $49.1 million. The net proceeds of the Class B units were used to partially finance the acquisition of three refined petroleum products terminals in Albany and Newburgh, New York and Burlington, Vermont from ExxonMobil in May of 2007 (see Note 5). On May 22, 2007, the Class B units converted into common units on a one-for-one basis.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.    Unitholders' Equity (continued)

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

        In connection with the private placement, the Partnership was required to take into account the effect of EITF 98-05. As a result, a non-cash reduction in net income available to limited partners was recorded for the year ended December 31, 2007. This non-cash reduction was required to be recorded pursuant to EITF 98-05 because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53). The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity. Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders for the year ended December 31, 2007.

        Although EITF 98-05 affected net income available to limited partners for the year ended December 31, 2007, it did not affect net income, nor did it affect total partners' equity.

Note 17.    Related-Party Transactions

        The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with GPC, an affiliate of the Partnership, which extends through December 2013 with annual renewal options. The agreement is accounted for as an operating lease.

        The following provides future minimum payments at December 31, 2008, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2009	$7,262
2010	7,262
2011	7,262
2012	7,262
2013	7,262
Thereafter	—

Total	$36,310

        The expenses under this agreement totaled $8.6 million, $8.3 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. These expenses include annual consumer price index adjustments of approximately $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred rent expense was approximately $121,000 for each of the years ended December 31, 2008, 2007 and 2006 as calculated under SFAS No. 13, "Accounting for Leases."

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Related-Party Transactions (continued)

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $86,000, $74,000 and $78,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009.

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) ("Alliance"), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. The income from these services was approximately $866,000, $626,000 and $757,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement extends through January 1, 2010.

        The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $29.1 million, $42.2 million and $18.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The expenses for the years ended December 31, 2008, 2007 and 2006, including payroll, payroll taxes and bonus accruals, were $27.2 million, $29.0 million and $24.4 million, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. See Note 12, Employee Benefit Plans with Related Party.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2008	2007
Receivables from Alliance	$383	$3,926
Receivables from GPC	325	64
Receivables from the General Partner(1)	1,810	318

Total	$2,518	$4,308

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (continued)

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

        The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest. Based on the way the CEO manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments. Additionally, due to the commingled nature and uses of the Partnership's assets, it is not reasonably possible for the Partnership to allocate assets between the two segments. There were no intersegment sales for any of the years presented below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2008	2007	2006
Wholesale Segment:
Sales	$8,589,180	$6,376,749	$4,071,608
Net product margin(1)
Distillates	$70,045	$86,358	$58,285
Gasoline	36,451	11,463	22,812
Residual oil	11,671	23,667	20,896

Total	$118,167	$121,488	$101,993
Commercial Segment:
Sales	$429,943	$381,085	$400,810

Net product margin(1)	$11,835	$11,485	$13,151
Combined sales and net product margin:
Sales	$9,019,123	$6,757,834	$4,472,418

Net product margin(1)	$130,002	$132,973	$115,144
Depreciation allocated to cost of sales	10,211	5,989	1,918

Combined gross profit	$119,791	$126,984	$113,226

(1)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's consolidated financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $1.8 billion, or 20% of the Partnership's total revenues and 21% of the Partnership's revenues from the Wholesale segment for the year ended December 31, 2008 and $966.4 million, or 14% of the Partnership's total revenues and 15% of the Partnership's revenues from the Wholesale segment for the year ended December 31, 2007. No single customer accounted for 10% or more of the Partnership's sales for the year ended December 31, 2006.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2008	2007	2006
Combined gross profit	$119,791	$126,984	$113,226
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	42,060	45,537	43,027
Operating expenses	31,788	27,703	22,158
Amortization expense	2,937	2,250	1,528

Total operating costs and expenses	76,785	75,490	66,713

Operating income	43,006	51,494	46,513
Interest expense	(20,799)	(17,408)	(11,901)
Other income	—	—	515
Gain on sale of investment	—	14,118	—
Income tax expense	(1,152)	(1,191)	(1,666)

Net income	$21,055	$47,013	$33,461

        There were no foreign sales for the years ended December 31, 2008, 2007 and 2006. The Partnership has no foreign assets.

Note 19.    Fair Value Measurements

        On January 1, 2008, the Partnership partially adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") for its financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Partnership's fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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
Level 3 —	Unobservable inputs based on the entity's own assumptions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.    Fair Value Measurements (continued)

        The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Hedged inventories	$184,307	$—	$184,307	$—
Fair value of forward fixed price contracts	161,787	—	161,787	—
Swap agreements and options	5,069	830	4,239	—

Total assets	$351,163	$830	$350,333	$—

Liabilities:
Obligations on forward fixed price contracts	$(7,954)	$—	$(7,954)	$—
Swap agreements	(231)	—	(231)	—
Interest rate collars	(10,847)	—	(10,847)	—

Total liabilities	$(19,032)	$—	$(19,032)	$—

Note 20.    Legal Proceedings

  General

        Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations. Except as described below and in Note 10, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it. The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent. However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

        On September 17, 2008, the Office of the Attorney General of the State of Connecticut issued Interrogatories and Subpoena Duces Tecum (the "Subpoena") in connection with an investigation of gasoline wholesalers in Connecticut in the wake of Hurricane Ike. The Partnership responded to the Subpoena on behalf of Global Companies LLC. According to the press release issued by the Attorney General's office, similar subpoenas were also issued to other gasoline wholesalers in Connecticut. The Partnership has taken steps to comply with the demand. While the Partnership cannot predict the outcome of the investigation, it does not expect that the outcome will have a material adverse effect on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2008
Sales	$2,720,992	$2,297,709	$2,272,079	$1,728,343	$9,019,123
Gross profit	$35,616	$22,673	$25,928	$35,574	$119,791
Net income (loss)	$8,619	$(1,254)	$1,007	$12,683	$21,055
Limited partners' interest in net income (loss)	$8,470	$(1,232)	$990	$12,463	$20,691
Net income (loss) per limited partner unit—basic and diluted(1)	$0.63	$(0.09)	$0.08	$0.78	$1.40
Cash distributions per limited partner unit(2)	$0.4875	$0.4875	$0.4875	$0.4875	$1.9500
	First	Second	Third	Fourth	Total
Year ended December 31, 2007
Sales	$1,573,176	$1,384,090	$1,598,461	$2,202,107	$6,757,834
Gross profit	$42,252	$21,622	$23,947	$39,163	$126,984
Net income(3)	$32,875	$610	$2,530	$10,998	$47,013
Limited partners' interest in net income	$32,218	$599	$2,486	$10,807	$46,110
Net income (loss) per limited partner unit—basic and diluted(1)	$1.75	$(1.28)	$0.19	$0.72	$1.38
Cash distributions per limited partner unit(2)	$0.4550	$0.4650	$0.4725	$0.4800	$1.8725

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

Note 22.    Subsequent Events

        On January 20, 2009, the Compensation Committee of the board of directors of the general partner approved grants of phantom units under the LTIP in an aggregate amount of 216,051 phantom units.

        On February 13, 2009, the Partnership paid a cash distribution of approximately $6.5 million to its common and subordinated unitholders of record as of the close of business on February 4, 2009.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts—accounts receivable	$2,650	$660	$1	$(337)	$2,974
Year ended December 31, 2007
Allowance for doubtful accounts—accounts receivable	$2,756	$330	$8	$(444)	$2,650
Year ended December 31, 2006
Allowance for doubtful accounts—accounts receivable	$2,084	$690	$42	$(60)	$2,756

 INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2007).
3.2	—
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
4.2	—
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
10.6	—
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

Exhibit Number		Description
10.8^	—	Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.9	—
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
10.10^	—
Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.11	—
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
10.12	—
Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.13	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.14	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.15	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.16	—
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
10.17	—
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

Exhibit Number		Description
10.18	—	Sixth Amendment to Credit Agreement, dated as of November 29, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2007).
10.19	—
Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.20	—
Waiver Letter and Seventh Amendment to Credit Agreement, dated as of March 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2008).
10.21	—
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
10.22	—
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
10.23	—
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
10.24^	—
Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.25^	—
Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2009).
10.26^	—
Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2009).

Exhibit Number		Description
10.27^	—	Amended and Restated Deferred Compensation Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 7, 2009).
10.28^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.29^	—
First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.30*^	—	Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka.
10.31*^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister.
10.32*^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil.
10.33*^	—	Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^
Management contract or compensatory plan or arrangement.

*
Filed herewith.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.