Form 10-Q
period 2009-03-31
GLOBAL PARTNERS LP
filed 2009-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of May 5, 2009.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,989	$945
Accounts receivable less allowance, net	228,332	249,418
Accounts receivable—affiliates	1,096	2,518
Inventories	227,852	240,346
Brokerage margin deposits	13,178	8,991
Fair value of forward fixed price contracts	58,359	161,787
Prepaid expenses and other current assets	29,686	29,302
Total current assets	561,492	693,307
Property and equipment, net	161,527	161,988
Intangible assets, net	30,732	31,403
Other assets	3,729	2,564
Total assets	$757,480	$889,262

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$159,602	$219,783
Working capital revolving credit facility—current portion	78,186	208,210
Environmental liabilities—current portion	4,206	4,191
Accrued expenses and other current liabilities	64,059	54,054
Income taxes payable	591	520
Obligations on forward fixed price contracts and other derivatives	13,244	7,954
Total current liabilities	319,888	494,712
Working capital revolving credit facility—less current portion	183,914	154,090
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,344	2,377
Accrued pension benefit cost	9,536	8,853
Deferred compensation	1,708	1,663
Other long-term liabilities	11,653	12,899
Total liabilities	600,243	745,794

Partners’ equity
Common unitholders (7,428,139 units issued and outstanding at March 31, 2009 and December 31, 2008)	170,486	163,092
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2009 and December 31, 2008)	1,062	(4,189)
General partner interest (1.73% interest with 230,303 equivalent units outstanding at March 31, 2009 and December 31, 2008)	42	(172)
Accumulated other comprehensive loss	(14,353)	(15,263)
Total partners’ equity	157,237	143,468
Total liabilities and partners’ equity	$757,480	$889,262

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Sales	$1,632,955	$2,720,992
Cost of sales	1,582,241	2,685,376
Gross profit	50,714	35,616

Costs and operating expenses:
Selling, general and administrative expenses	18,075	11,073
Operating expenses	8,475	9,025
Amortization expenses	800	724
Total costs and operating expenses	27,350	20,822

Operating income	23,364	14,794

Interest expense	(3,776)	(6,030)

Income before income tax expense	19,588	8,764

Income tax expense	(725)	(145)

Net income	18,863	8,619

Less: General partner’s interest in net income, including incentive distribution rights	(376)	(199)

Limited partners’ interest in net income	$18,487	$8,420

Basic net income per limited partner unit	$1.41	$0.64

Diluted net income per limited partner unit	$1.40	$0.64

Basic weighted average limited partners’ units outstanding	13,071	13,071

Diluted weighted average limited partners’ units outstanding	13,203	13,071

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$18,863	$8,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,713	3,492
Amortization of deferred financing fees	289	190
Loss on disposition of property and equipment and other	—	1
Bad debt expense	640	30
Stock-based compensation expense	530	195
Changes in operating assets and liabilities:
Accounts receivable	20,445	68,822
Accounts receivable — affiliate	1,422	1,274
Inventories	12,494	155,523
Broker margin deposits	(4,187)	(3,606)
Prepaid expenses, all other current assets and other assets	(1,966)	(5,334)
Accounts payable	(60,179)	(78,625)
Income taxes payable	71	109
Change in fair value of forward fixed price contracts	108,719	(34,463)
Accrued expenses and all other current liabilities	10,376	(18,410)
Net cash provided by operating activities	111,230	97,817

Cash flows from investing activities
Capital expenditures	(2,452)	(3,195)
Proceeds from sale of property and equipment	—	9
Net cash used in investing activities	(2,452)	(3,186)

Cash flows from financing activities
Payments on credit facilities, net	(100,200)	(86,600)
Payments on note payable, other	—	(83)
Distributions to partners	(6,534)	(6,534)
Net cash used in financing activities	(106,734)	(93,217)

Increase in cash and cash equivalents	2,044	1,414
Cash and cash equivalents at beginning of period	945	2,110
Cash and cash equivalents at end of period	$2,989	$3,524

Supplemental information
Cash paid during the period for interest	$3,903	$6,237

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2008	$163,092	$(4,189)	$(172)	$(15,263)	$143,468
Stock-based compensation	530	—	—	—	530
Distributions to partners	(3,621)	(2,751)	(162)	—	(6,534)
Comprehensive income:
Net income	10,485	8,002	376	—	18,863
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	1,152	1,152
Change in pension liability	—	—	—	(242)	(242)
Total comprehensive income	—	—	—	—	19,773
Balance at March 31, 2009	$170,486	$1,062	$42	$(14,353)	$157,237

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

The Partnership’s 1.73% general partner interest is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 65,824 common units and 5,642,424 subordinated units, representing a combined 42.9% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2009.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The Partnership’s distillate sales accounted for approximately 63% and 60% of total sales for the three months ended March 31, 2009 and 2008, respectively.  Gasoline sales accounted for approximately 31% and 36% for the three months ended March 31, 2009 and 2008, respectively, and residual oil sales accounted for approximately 6% and 4% for the three months ended March 31, 2009 and 2008, respectively.

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 15% and 19% of total sales for the three months ended March 31, 2009 and 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2.                      Net Income Per Limited Partner Unit

On January 1, 2009, the Partnership adopted Emerging Issues Task Force (“EITF”) Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF 07-04”) which specifies the treatment of earnings per unit calculations when incentive distributions rights (“IDRs”) exist in master limited partnerships.  EITF 07-04 provides that net income for the current period is to be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating net income per unit.  Any residual amount representing undistributed net income (or losses) is assumed to be allocated to the ownership interests in accordance with the contractual provisions of the partnership agreement.

Under the Partnership’s partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners’ interest, and to the General Partner’s interest.

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the quarter ending March 31, 2009 (in thousands, except per unit data):

		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net income	$18,863	$18,487	$376	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	12,329	12,115	214	—
Assumed allocation of net income	$18,863	$18,487	$326	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Dilutive effect of phantom units		132
Diluted weighted average limited partner units outstanding		13,203

Basic net income per limited partner unit		$1.41

Diluted net income per limited partner unit		$1.40

The Partnership applied the provisions of EITF No. 07-04 on a retroactive basis which had an immaterial impact on the limited partners’ interest in net income and net income per limited partner unit for the quarter ended March 31, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the quarter ending March 31, 2008 (in thousands, except per unit data):

		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net income	$8,619	$8,420	$199	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	2,085	2,048	37	—
Assumed allocation of net income	$8,619	$8,420	$149	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Dilutive effect of phantom units		—
Diluted weighted average limited partner units outstanding		13,071

Basic net income per limited partner unit		$0.64

Diluted net income per limited partner unit		$0.64

On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009.  This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

Note 3.                      Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$18,863	$8,619
Change in fair value of interest rate collars	1,152	(2,396)
Change in pension liability	(242)	(564)
Total comprehensive income	$19,773	$5,659

Note 4.                      Inventories

The Partnership hedges substantially all of its inventory purchases through futures contracts and swap agreements.  Hedges are executed when inventory is purchased and are identified with that specific inventory.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                      Inventories (continued)

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Distillates: home heating oil, diesel and kerosene	$147,384	$160,000
Residual oil	24,086	24,878
Gasoline	38,610	40,183
Blend stock	17,772	15,285
Total	$227,852	$240,346

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $23.8 million and $14.8 million at March 31, 2009 and December 31, 2008, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $13.2 million and $8.4 million at March 31, 2009 and December 31, 2008, respectively.  Exchange transactions are valued using current quoted market prices.

Note 5.                      Derivative Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

Effective January 1, 2009, the Partnership adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”) which changes the disclosure requirements for derivative and hedging activities.  SFAS No. 161 requires the Partnership to provide enhanced disclosures about (a) how and why the Partnership uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Partnership’s financial position, financial performance and cash flows.

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2009:

	Units(1)	Unit of Measure
Oil Contracts
Long	11,117	Thousands of barrels
Short	13,713	Thousands of barrels

Natural Gas Contracts
Long	30,320	Decatherms
Short	30,320	Decatherms

Interest Rate Collars	$200,000	Thousands of dollars

(1)    Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial at March 31, 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial at March 31, 2009.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at March 31, 2009 and December 31, 2008 (in thousands):

	Assets			Liabilities
		March 31,	December 31,		March 31,	December 31,
Derivatives Under	Balance Sheet	2009	2008	Balance Sheet	2009	2008
SFAS No. 133	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments

Oil product contracts	Current assets(1)	$80,926	$215,237	Current liabilities(2)	$37,953	$57,506

				Other long-term
Interest rate collars		—	—	liabilities	9,695	10,847
		$80,926	$215,237		$47,648	$68,353

Derivatives not designated as hedging instruments

Oil product contracts	Prepaid expenses and			Accrued expenses and
	other current assets	2,817	6,739	other current liabilities	1,384	6,799

Total derivatives		$83,743	$221,976		$49,032	$75,152

(1)          Fair value of forward fixed price contracts and prepaid expenses and other current assets

(2)          Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)		Hedged	Location of	Amount of Gain (Loss)
Derivatives in	Location of	Recognized in Income		Items in	Gain (Loss)	Recognized in Income
SFAS No. 133	Gain (Loss)	on Derivatives		SFAS No. 133	Recognized in	on Hedged Items
Fair Value	Recognized in	Three Months Ended		Fair Value	Income on	Three Months Ended
Hedging	Income on	March 31,	March 31,	Hedge	Related	March 31,	March 31,
Relationship	Derivative	2009	2008	Relationships	Hedged Item	2009	2008

Oil product contracts	Cost of sales	$(100,224)	$2,532	Inventories	Cost of sales	$100,580	$(2,522)

The Partnership’s derivative financial instruments do not contain credit-risk-related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The composition and fair value of derivative instruments relating to forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Futures contracts	$40,862	$138,741
Swaps and other, net	4,253	15,092
Total	$45,115	$153,833

The total balances of $45.1 million and $153.8 million reflect the fair value of the forward fixed price contract asset net of the corresponding liability on the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively.

The Partnership also markets and sells natural gas.  The Partnership generally conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the sale of product for physical delivery to third-party users.  The Partnership generally takes delivery under its purchase commitments at the same location as it delivers to third-party users.  Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments.  Natural gas is generally purchased and sold at fixed prices and quantities.  Current price quotes from actively traded markets are used in all cases to determine the contracts’ fair value.  Changes in the fair value of these contracts are recognized in earnings as an increase or decrease in cost of sales.

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $13.2 million and $9.0 million at March 31, 2009 and December 31, 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange (“NYMEX”) derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is presented on a net basis on the consolidated balance sheets.  Exposure on forward purchase and sale commitments, swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Cash Flow Hedges

The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions.  To the extent such hedges are effective, the changes in the fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings.

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of March 31, 2009, the three-month LIBOR rate of 1.23% was lower than the floor rate.  As a result, in April 2009, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $300,500 and was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of March 31, 2009, the fair value of the first collar was a liability of approximately $5.0 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.  Ineffectiveness related to the first collar was immaterial at March 31, 2009.

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of March 31, 2009, the one-month LIBOR rate of 0.50% was lower than the floor rate.  As a result, in April 2009, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $184,000 and was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of March 31, 2009, the fair value of the second collar was a liability of approximately $4.7 million and was recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.  Ineffectiveness related to the second collar was immaterial at March 31, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

Recognized in Income
on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other Comprehensive Income		and Amount Excluded from Effectiveness
Derivatives in	on Derivatives		Testing
SFAS No. 133	Three Months Ended		Three Months Ended
Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2009	2008	2009	2008

Interest rate collars	$1,152	$(2,396)	$—	$—

Ineffectiveness related to the interest rate collars was immaterial at March 31, 2009.

Hedges Not Involved in a SFAS No. 133 Relationship

While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products at any one point in time.

The following table presents the amount of gains and losses from derivatives not involved in a SFAS No. 133 hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)
	Location of	Recognized in Income
	Gain (Loss)	on Derivatives
	Recognized in	Three Months Ended
Derivatives Not Designated as Hedging	Income on	March 31,	March 31,
Instruments Under SFAS No. 133	Derivatives	2009	2008

Oil product contracts	Cost of sales	$3,985	$5,555

Note 6.                      Debt

The Partnership has a senior secured credit agreement (the “Credit Agreement”) with total available commitments of $750.0 million.  There are three facilities under the Credit Agreement:

•                  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $650.0 million; the $650.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30;

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

Availability under the Partnership’s working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Credit Agreement, the Partnership can borrow only up to the level of its then current borrowing base.  Availability under the Partnership’s borrowing base may be affected by events beyond the Partnership’s control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and deteriorating economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

During the period from January 1, 2008 through July 20, 2008, borrowings under the Partnership’s working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership’s option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.

Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the three months ended March 31, 2009 and 2008 were approximately 3.9% and 4.6%, respectively.

In addition, the Partnership executed two zero premium interest rate collars with major financial institutions.  The first collar, which became effective on May 14, 2007, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  The second collar, which became effective on October 2, 2008, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate (see Note 5 for further discussion on the interest rate collars).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $183.9 million and $154.1 million at March 31, 2009 and December 31, 2008, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $78.2 million and $208.2 million at March 31, 2009 and December 31, 2008, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2009, the Partnership had total borrowings outstanding under the Credit Agreement of $333.3 million, including $71.2 million outstanding on the acquisition facility.  In addition, the Partnership had outstanding letters of credit of $61.0 million.  The total remaining availability for borrowings and letters of credit at March 31, 2009 and December 31, 2008 was $355.7 million and $211.3 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2009.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Employee Benefit Plan with Related Party

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.  The Partnership’s net periodic benefit cost for the defined benefit pension plan consisted of the following components (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$325	$265
Interest cost	229	200
Expected return on plan assets	(161)	(165)
Recognized net actuarial loss	48	—
Net periodic benefit cost	$441	$300

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million for each of the three months ended March 31, 2009 and 2008.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,500 for each of the three months ended March 31, 2009 and 2008.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $212,000 and $216,500 for the three months ended March 31, 2009 and 2008, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement extends through January 1, 2010.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $2.7 million and $5.8 million for the three months ended March 31, 2009 and 2008, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended March 31, 2009 and 2008, including payroll, payroll taxes and bonus accruals, were $12.3 million and $7.7 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Related Party Transactions (continued)

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31, 2009	December 31, 2008
Receivables from Alliance	$472	$383
Receivables from GPC	255	325
Receivables from the General Partner (1)	369	1,810
Total	$1,096	$2,518

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Cash Distributions (continued)

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2009 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/13/09(1)	$0.4875	$3,621	$2,751	$112	$50	$6,534

(1)          This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2008.  As a result, the General Partner received this additional incentive distribution

On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009 ($1.95 per unit on an annualized basis).  On May 15, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 7, 2009.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended March 31, 2009.

Note 10.               Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Wholesale Segment:
Sales
Distillates	$1,006,616	$1,603,410
Gasoline	501,659	975,068
Residual oil	11,490	18,357
Total	$1,519,765	$2,596,835
Net product margin (1)
Distillates	$33,853	$23,092
Gasoline	11,786	8,544
Residual oil	2,820	3,896
Total	$48,459	$35,532
Commercial Segment:
Sales	$113,190	$124,157
Net product margin (1)	$4,928	$2,606
Combined sales and net product margin:
Sales	$1,632,955	$2,720,992
Net product margin (1)	$53,387	$38,138
Depreciation allocated to cost of sales	2,673	2,522
Combined gross profit	$50,714	$35,616

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Combined gross profit	$50,714	$35,616
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	18,075	11,073
Operating expenses	8,475	9,025
Amortization expenses	800	724
Total operating costs and expenses	27,350	20,822
Operating income	23,364	14,794
Interest expense	(3,776)	(6,030)
Income tax expense	(725)	(145)
Net income	$18,863	$8,619

There were no foreign sales for the three months ended March 31, 2009 and 2008.  The Partnership has no foreign assets.

Note 11.              Environmental Liabilities

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

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.6 million was paid by the Partnership for the year ended December 31, 2008.  The remaining liability of $0.6 million was recorded as a current liability of $0.4 million and a long-term liability of $0.2 million on the accompanying consolidated balance sheet at March 31, 2009.  The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid for the year ended December 31, 2008 for a balance of $7.9 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  Although NYDEC has not yet officially approved the remedial action work plan submitted by the Partnership, the Partnership has responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million.  In connection with the foregoing, the Partnership paid approximately $15,000 for the three months ended March 31, 2009.  The remaining liability of $5.0 million was recorded as a current liability of $2.9 million and a long-term liability of $2.1 million on the accompanying consolidated balance sheet at March 31, 2009.  Subject to NYDEC’s approval of the proposed remedial action work plan, the Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

Global Companies LLC, in addition to several affiliates, has been named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts.  MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions.  In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief.  The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities.  These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York.  The Partnership entered into an agreement, in principle, to settle these cases and, as a result, the Partnership recorded $0.9 million as a current environmental liability on the accompanying consolidated balance sheet at March 31, 2009.  The Partnership does not believe that settlement of these cases will have a material impact on its operations.

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

Note 12.               Long-Term Incentive Plan

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

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

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

SFAS No. 123(R), “Share-Based Payment,” requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date.  The fair value of the Partnership’s award at the August 14, 2007 grant date approximated the fair value of the Partnership’s common unit at that date.

SFAS No. 123(R) requires compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, to be recognized over the requisite service period.  The requisite service period for this award is from August 14, 2007, the grant date, through December 31, 2009, the vesting date.  The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the Requisite Service Period on a straight-line basis.  In accordance with SFAS No. 123(R), the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service and performance history, are revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

With respect to these awards, the Partnership recorded compensation expenses of approximately $0.2 million for each of the three months ended March 31, 2009 and 2008, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2009 is approximately $0.6 million and is expected to be recognized ratably over the remaining Requisite Service Period.

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, will vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded compensation expense related to this phantom unit award of approximately $0.2 million for the three months ended March 31, 2009, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2009 is approximately $0.9 million and is expected to be recognized over the remaining three-year requisite service period.

Five-Year Phantom Units

On February 5, 2009, the Compensation Committee of the board of directors of the General Partner granted awards of 277,777 phantom units under the LTIP to certain employees of the General Partner.  The phantom units will vest and become payable on a one-for-one basis in common units of the Partnership (and/or cash in lieu thereof) on December 31, 2013 (or potentially sooner as described below), subject in each case to continued employment of the respective employee and subject to a performance goal for the phantom units granted to one of the recipients.  Any phantom units that have not vested as of the end of the five year cliff vesting period will be forfeited.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

All or a portion of the phantom units granted to the employees may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods.  Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from February 5, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from June 5, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. “Average Unit Price” means the average closing price of the Partnership’s common unit for any 10-consecutive trading day period.

The fair value of the Partnership’s award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common unit at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The Partnership recorded compensation expense related to this phantom units award of approximately $0.1 million for the three months ended March 31, 2009, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2009 is approximately $0.9 million and is expected to be recognized ratably over the remaining derived service periods.

Status of Non-Vested Units

The following table presents a summary of the status of the non-vested units as of March 31, 2009:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at January 1, 2009	162,320	$18.13
Granted	277,777	3.73
Vested	—	—
Forfeited	—	—
Outstanding non-vested units at March 31, 2009	440,097	$9.04

Note 13.               Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value
	March 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$219,483	$—	$219,483	$—
Fair value of forward fixed price contracts	58,359	—	58,359	—
Swap agreements and options	2,110	1,120	990	—
Total assets	$279,952	$1,120	$278,832	$—

Liabilities:
Obligations on forward fixed price contracts	$(13,244)	$—	$(13,244)	$—
Swap agreements and option contracts	(2,803)	(91)	(2,712)	—
Interest rate collars	(9,695)	—	(9,695)	—
Total liabilities	$(25,742)	$(91)	$(25,651)	$—

For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.  During the quarter ended March 31, 2009, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

Note 14.              Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended
	March 31,
	2009	2008
Federal statutory income tax rate	34%	34%
State income tax rate, net of federal tax benefit	6.4%	6.4%
Partnership income not subject to tax	(36.7)%	(38.7)%
Effective income tax rate	3.7%	1.7%

Note 15.              Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 11 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157.  This statement defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements currently required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The Partnership adopted SFAS No. 157 on January 1, 2008 for its financial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009 for its non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis which did not have a material impact on its consolidated financial statements.  See Note 13.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”) which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008.  The Partnership adopted SFAS No. 141(R) on January 1, 2009 which did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS No. 161”) which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.  The Partnership adopted SFAS No. 161 on January 1, 2009.  See Note 5.

In March 2008, the EITF approved consensus on EITF Issue No. 07-04, which specifies the treatment of earnings per unit calculations when incentive distributions rights exist in master limited partnerships.  Under EITF 07-04, when earnings exceed cash distributions, undistributed earnings are to be allocated to the general partner, limited partners and holders of the incentive distribution rights based on the distribution formula for available cash set forth in the partnership agreement.  Conversely, when cash distributions exceed earnings, net income (or loss) would be reduced (or increased) by distributions to the general partner, limited partners and holders of incentive distribution rights.  The excess of distributions over earnings would be allocated to the general partner and limited partners based on their respective sharing of losses set forth in the partnership agreement.  EITF 07-04 is effective for fiscal years and interim periods beginning after December 15, 2008 and is applied retrospectively.  The Partnership adopted EITF 07-04 on January 1, 2009.  See Note 2.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Partnership adopted FSP FAS 142-3 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities (as defined in EITF 03-06) and, therefore, should be included in the computation of earnings per share pursuant to the two-class method.  However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Upon adoption, FSP EITF 03-6-1 requires that all prior-period earnings per share data presented be adjusted retrospectively.  The Partnership adopted FSP EITF 03-6-1 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

In September 2008, the FASB issued EITF 08-05, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third Party Credit Enhancement” (“EITF 08-05”) which provides guidelines for the determination of the unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  The effect of the credit enhancement is to be excluded in the fair value measurement of the liability, and entities are required to disclose the existence of the inseparable third-party credit enhancement on the issued liability.  EITF 08-05 is effective on a prospective basis beginning in the first reporting period on or after December 15, 2008, with the effect of initial application included in the change in fair value of the liability in the period of adoption.  The Partnership adopted EITF 08-05 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

Note 17.               Subsequent Event

On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from January 1, 2009 through March 31, 2009.  On May 15, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 7, 2009.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in  Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three months ended March 31, 2009, we sold approximately $1.6 billion of refined petroleum products and small amounts of natural gas.

We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two segments, Wholesale and Commercial.  Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the NYMEX or other derivatives to hedge our commodity risk inherent in buying and selling energy commodities.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

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

Our business activities are substantially comprised of purchasing, storing, terminalling and selling refined petroleum products.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backwardated market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information related to commodity risk.

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

•              We commit substantial resources to pursuing acquisitions, though there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions.  Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage and/or marketing assets and related businesses.  In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management pursues businesses that are closely related to or significantly intertwined with our existing lines of business.  Our growth largely depends on our ability to make accretive acquisitions.  We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following:  (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive, but that ultimately may not be accretive.  If any of these events were to occur, our future growth would be limited.  We can give no assurance that our acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses (“SG&A”), (4) operating expenses, (5) degree days, (6) net income per diluted limited partner unit, (7) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (8) distributable cash flow.

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

Net Income Per Diluted Limited Partner Unit

We use net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Net income per diluted limited partner unit is defined as net income, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period.

EBITDA

EBITDA is a non-GAAP financial measure used as a supplemental financial measure by management and external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income, and this measure may vary among other companies.  Therefore, EBITDA may not be comparable to similarly titled measures of other companies.

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

Three Months Ended March 31, 2009 and 2008

During the first quarter of 2009, we experienced the following events:

•                  Refined petroleum product prices dramatically declined compared to the same period in 2008 which we believe contributed to lower revenues and lower financing costs as a result of decreased borrowings to finance inventory.

•                  Temperatures for the first quarter of 2009 were 4% colder than normal and 9% colder than the first quarter of 2008, while temperatures for the first quarter of 2008 were 6% warmer than normal.

•                  We increased our reserve for credit losses by approximately $0.6 million.

•                  We had fewer fixed priced sales of heating oil in the first quarter of 2009 than in the first quarter of 2008.

•                  At times during the first quarter of 2009, residual oil competed more favorably with natural gas.

•                  We believe heating oil conservation continued during the quarter even though prices declined.

•                  Additionally, we experienced the following events during the first quarter of 2008 that we did not experience during the first quarter of 2009:

•                  Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

•                  The opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

•                  Temporary logistical supply issues related to rail capacity adversely affected the performance of our Burlington, Vermont facility.

The following table provides the percentage decreases in refined petroleum product and natural gas prices at March 31, 2009 as compared to March 31, 2008:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per barrel(2)	Natural Gas $ per barrel equivalent(3)
At March 31, 2008	$3.05	$2.62	$72.75	$64.38
At March 31, 2009	$1.34	$1.40	$40.00	$25.96
Change	(56)%	(47)%	(45)%	(60)%

(1)    Source:  New York Mercantile Exchange

(2)    Source:  Platts Oilgram Price Report

(3)    Source:  Platts Gas Daily Report

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income	$18,863	$8,619

Net income per diluted limited partner unit (1)	$1.40	$0.64

EBITDA (2)	$27,366	$18,476

Distributable cash flow (3)	$21,996	$11,809

Wholesale Segment:
Volume (gallons)	1,038,619	1,002,323
Sales
Distillates	$1,006,616	$1,603,410
Gasoline	501,659	975,068
Residual oil	11,490	18,357
Total	$1,519,765	$2,596,835
Net product margin (4)
Distillates	$33,853	$23,092
Gasoline	11,786	8,544
Residual oil	2,820	3,896
Total	$48,459	$35,532
Commercial Segment:
Volume (gallons)	75,728	61,811
Sales	$113,190	$124,157
Net product margin (4)	$4,928	$2,606
Combined sales and net product margin:
Sales	$1,632,955	$2,720,992
Net product margin (4)	$53,387	$38,138
Depreciation allocated to cost of sales	2,673	2,522
Combined gross profit	$50,714	$35,616

Weather conditions:
Normal heating degree days	2,870	2,901
Actual heating degree days	2,977	2,728
Variance from normal heating degree days	4%	(6)%
Variance from prior period actual heating degree days	9%	(7)%

(1)            See Note 2 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.

(2)            EBITDA is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

(3)            Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(4)            Net product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Reconciliation of net income to EBITDA:
Net income	$18,863	$8,619
Depreciation and amortization and amortization of deferred financing fees	4,002	3,682
Interest expense	3,776	6,030
Income tax expense	725	145
EBITDA	$27,366	$18,476

Reconciliation of cash flow provided by operating activities to EBITDA:
Cash flow provided by operating activities	$111,230	$97,817
Net changes in operating assets and liabilities and certain non-cash items	(88,365)	(85,516)
Interest expense	3,776	6,030
Income tax expense	725	145
EBITDA	$27,366	$18,476

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Reconciliation of net income to distributable cash flow:
Net income	$18,863	$8,619
Depreciation and amortization and amortization of deferred financing fees	4,002	3,682
Maintenance capital expenditures	(869)	(492)
Distributable cash flow	$21,996	$11,809

Reconciliation of cash flow provided by operating activities to distributable cash flow:
Cash flow provided by operating activities	$111,230	$97,817
Net changes in operating assets and liabilities and certain non cash items	(88,365)	(85,516)
Maintenance capital expenditures	(869)	(492)
Distributable cash flow	$21,996	$11,809

Consolidated Results

Our total sales for the first quarter of 2009 decreased by $1,088.0 million, or 40%, to $1,633.0 million compared to $2,721.0 million for the same period in 2008.  The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for the three months ended March 31, 2009 compared to the same period in 2008.  Our aggregate volume of product sold increased by approximately 50 million gallons, or 5%, to 1,114 million gallons.  The increase in volume primarily includes increases of approximately 43 million gallons in distillates, attributable to colder temperatures during the first quarter of 2009 compared to the same period in 2008.  Our gross profit for the first quarter of 2009 was $50.7 million, an increase of $15.1 million, or 42%, compared to $35.6 million for the same period in 2008.  The increase was primarily due to higher net product margins in distillates and gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended March 31, 2009 were $1,006.6 million compared to $1,603.4 million for the three months ended March 31, 2008.  The decrease of $596.8 million, or 37%, was due to the decrease in refined petroleum product prices, despite a 36 million gallon increase in volume sold for the first quarter of 2009 compared to the same period in 2008.  We attribute the increase in volume sold primarily to colder temperatures.  Our net product margin from distillate sales increased by $10.8 million to $33.9 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily attributable to better unit margins and an increase in volume.

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2009 were $501.7 million compared to $975.1 million for the same period in 2008.  The decrease of $473.4 million, or 49%, was due primarily to significantly lower gasoline prices and lower gasoline volume sold compared to the prior year.  The reduction in gasoline volume was related to particular supply-related costs of product during the quarter.  Our net product margin from gasoline sales increased by $3.3 million to $11.8 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily attributable to better unit margins.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2009 were $11.5 million compared to $18.3 million for the three months ended March 31, 2008.  The decrease of $6.8 million, or 37%, was primarily due to the decrease in refined petroleum product prices, despite a 1.9 million gallon increase in residual oil volume sold.  The increase in volume sold was the result of residual oil being more competitive against natural gas during the quarter.  Our net product margin contribution from residual oil sales decreased by $1.1 million, or 28%, to $2.8 million for the three months ended March 31, 2009 compared to the same period in 2008 due to intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 70% and 71% of total commercial volume sold for the three months ended March 31, 2009 and 2008, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended March 31, 2009 decreased by 21% compared to the same period in 2008 despite a 16% increase in volume sold.  We attribute the decrease in sales to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

Selling, General and Administrative Expenses

SG&A expenses increased by $7.0 million, or 63%, to $18.1 million for the three months ended March 31, 2009 compared to $11.1 million for the same period in 2008.  The increase was primarily due to increases of $4.9 million in accrued bonuses, $0.6 million in professional fees, $0.6 million in bad debt accrual due to some credit strain on our customer base, $0.4 million in bank fees, $0.3 million in compensation cost on our long-term incentive plan and $0.2 million in other SG&A expenses.

Operating Expenses

Operating expenses decreased by $0.5 million, or 6%, to $8.5 million for the three months ended March 31, 2009 compared to $9.0 million for the same period in 2008.  The decrease was primarily due to $0.5 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut and a $0.2 million decrease in other operating costs, offset by increased costs of approximately $0.2 million related to our recently leased storage facility in Long Island, New York.

Interest Expense

Interest expense for the three months ended March 31, 2009 decreased by $2.2 million, or 37%, to $3.8 million compared to $6.0 million for the same period in 2008.  We attribute the decrease primarily to lower average balances on our working capital credit facility from carrying lower average balances on inventories and accounts receivable due to lower refined petroleum product prices.  In addition, interest rates were lower during the first quarter of 2009 compared to the same period in 2008, and we had decreased borrowings on our working capital revolving credit facility.  The decrease in interest expense was partially offset by an increase in the costs of borrowings commencing with the July 18, 2008 amendment to the credit agreement.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $43.0 million to $241.6 million at March 31, 2009 compared to $198.6 million at December 31, 2008.

On February 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2008.  On April 22, 2009, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business May 7, 2009.  We expect to pay the cash distribution of approximately $6.5 million on May 15, 2009.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $0.9 million and $0.5 million in maintenance capital expenditures for the three months ended March 31, 2009 and 2008, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage, diversifying product availability at various terminals and adding terminals. We generally fund our expansion capital expenditures through our cash generated from operations or our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $1.6 million and $2.7 million in expansion capital expenditures for the three months ended March 31, 2009 and 2008, respectively, to increase our operating capacity and capabilities.  Specifically, for the three months ended March 31, 2009, expansion capital expenditures consisted of approximately $1.0 million in costs related to dock expansion and bringing formerly out-of-service tanks back online at the Albany, New York terminal and $0.6 million in additional terminal equipment at the Providence, Rhode Island terminal.  Comparatively, for the three months ended March 31, 2008, expansion capital expenditures included $1.4 million in expenditures related to construction in process on our then newly leased terminal in Providence, Rhode Island and $1.3 million in other expansion capital expenditures, including approximately $0.5 million related to conversion expenditures to handle ethanol-based gasoline at the Albany, New York terminal.

We believe that we will have cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$111,230	$97,817
Net cash used in investing activities	$(2,452)	$(3,186)
Net cash used in financing activities	$(106,734)	$(93,217)

Cash flow from operating activities generally reflects our net income, the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash provided by operating activities was $111.2 million for the three months ended March 31, 2009 compared to $97.8 million for the three months ended March 31, 2008, for a year-over-year increase in cash provided by operating activities of $13.4 million.

During the three months ended March 31, 2009, refined petroleum product and natural gas prices declined significantly compared to the same period in 2008, causing the carrying values of our accounts receivable, inventories and accounts payable for the three months ended March 31, 2009 to be less than the carrying values we experienced for the three months ended March 31, 2008.  As a result, we had decreases of $21.1 million in accounts receivable, $12.5 million in inventories and $60.2 million in accounts payable.

The increase in cash provided by operating activities is also reflected in the year-over-year increase in net income of $10.2 million and a $143.2 million change in the fair value of our forward fixed price contracts and other derivatives.  For the three months ended March 31, 2009, contracts supporting our forward fixed price hedge program provided funds from the NYMEX of approximately $108.7 million while for the three months ended March 31, 2008 similar hedging activity required margin payments of approximately $34.5 million to the NYMEX due to market direction.

Net cash used in investing activities decreased by $0.7 million for the three months ended March 31, 2009 compared to the same period in 2008 and included $0.9 million in maintenance capital expenditures and $1.6 million in expansion capital expenditures ($1.0 million in costs related to dock expansion and bringing formerly out-of-service tanks back online at the Albany, New York terminal and $0.6 million in additional terminal equipment at the Providence, Rhode Island terminal).  Comparatively, for the three months ended March 31, 2008, net cash used in investing activities included $3.2 million in total capital expenditures comprised of $0.5 million in maintenance capital expenditures and $2.7 million in expansion capital expenditures ($1.4 million related to construction in process on our leased terminal in Providence, Rhode Island and $1.3 million in other expansion capital expenditures).

Net cash used in financing activities increased by $13.5 million for the three months ended March 31, 2009 compared to the same period in 2008 and included $100.2 million in net payments on our credit facilities and $6.5 million in cash distributions to our common and subordinated unitholders and our general partner.  Comparatively, for the three months ended March 31, 2008, net cash used in financing activities included $86.6 million in net payments on our credit facilities and $6.5 million in cash distributions to our common and subordinated unitholders and our general partner.

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

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rate for the three months ended March 31, 2009 and 2008 were approximately 3.9% and 4.6%, respectively.

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

As of March 31, 2009, we had total borrowings outstanding under our credit agreement of $333.3 million, including $71.2 million outstanding on our acquisition facility, and outstanding letters of credit of $61.0 million.  The total remaining availability for borrowings and letters of credit at March 31, 2009 and December 31, 2008 was $355.7 million and $211.3 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2009.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).

The credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.  We have complied with this provision for the year ending December 31, 2009.  It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement.

The credit agreement limits distributions to our unitholders to available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility.  The revolving credit facility is subject to an annual “clean-down” period, requiring us to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year.  We have complied with this provision for the year ending December 31, 2009.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the three months ended March 31, 2009 and 2008 were approximately 3.9% and 4.6%, respectively.

As of March 31, 2009, we had total borrowings outstanding under the credit agreement of $333.3 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of March 31, 2009, the three-month LIBOR rate of 1.23% was lower than the floor rate.  As a result, in April 2009, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $300,500.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of March 31, 2009, the one-month LIBOR rate of 0.50% was lower than the floor rate.  As a result, in April 2009, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $184,000.  See Note 5 of Notes to Consolidated Financial Statements for further discussion on the interest rate collars.

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

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products at any one point in time.

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

At March 31, 2009, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

Gain (loss):

	Fair Value at March 31, 2009	Effect of 10% Price Increase
NYMEX contracts	$19,384	$(8,207)
Swaps, options and other, net	(693)	(1,870)
	$18,691	$(10,077)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2009.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $13.2 million at March 31, 2009.

We are exposed to credit loss in the event of nonperformance by counterparties of futures contracts, forward contracts and swap agreements.  We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition results of operations or cash available for distribution to our unitholders.  Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  We utilize primarily one clearing broker, a major financial institution, for all NYMEX derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 11 in this Quarterly Report on Form 10-Q, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Item 1A.     Risk Factors

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2009		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2009		By:	/s/ Thomas J. Hollister
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