Form 10-Q
period 2009-06-30
GLOBAL PARTNERS LP
filed 2009-08-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of August 4, 2009.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,962	$945
Accounts receivable, net	190,621	249,418
Accounts receivable—affiliates	1,071	2,518
Inventories	369,353	240,346
Brokerage margin deposits	25,863	8,991
Fair value of forward fixed price contracts	8,598	161,787
Prepaid expenses and other current assets	31,570	29,302
Total current assets	630,038	693,307
Property and equipment, net	162,434	161,988
Intangible assets, net	29,939	31,403
Other assets	3,158	2,564
Total assets	$825,569	$889,262

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$132,223	$219,783
Working capital revolving credit facility—current portion	135,814	208,210
Environmental liabilities—current portion	3,296	4,191
Accrued expenses and other current liabilities	63,776	54,054
Income taxes payable	—	520
Obligations on forward fixed price contracts	14,300	7,954
Total current liabilities	349,409	494,712
Working capital revolving credit facility—less current portion	228,986	154,090
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,314	2,377
Accrued pension benefit cost	9,103	8,853
Deferred compensation	1,752	1,663
Other long-term liabilities	9,294	12,899
Total liabilities	672,058	745,794

Partners’ equity
Common unitholders (7,428,139 units issued and 7,367,781 outstanding at June 30, 2009 and 7,428,139 units issued and outstanding at December 31, 2008)	166,335	163,092
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2009 and December 31, 2008)	(1,274)	(4,189)
General partner interest (1.73% interest with 230,303 equivalent units outstanding at June 30, 2009 and December 31, 2008)	(53)	(172)
Accumulated other comprehensive loss	(11,497)	(15,263)
Total partners’ equity	153,511	143,468
Total liabilities and partners’ equity	$825,569	$889,262

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$1,201,149	$2,297,709	$2,834,104	$5,018,701
Cost of sales	1,173,360	2,275,036	2,755,601	4,960,412
Gross profit	27,789	22,673	78,503	58,289

Costs and operating expenses:
Selling, general and administrative expenses	13,299	10,182	31,374	21,255
Operating expenses	9,137	8,771	17,612	17,796
Amortization expenses	803	737	1,603	1,461
Total costs and operating expenses	23,239	19,690	50,589	40,512

Operating income	4,550	2,983	27,914	17,777

Interest expense	(3,422)	(4,087)	(7,198)	(10,117)

Income (loss) before income tax expense	1,128	(1,104)	20,716	7,660

Income tax expense	(150)	(150)	(875)	(295)

Net income (loss)	978	(1,254)	19,841	7,365

Less: General partner’s interest in net income, including incentive distribution rights	(67)	(28)	(443)	(227)

Limited partners’ interest in net income (loss)	$911	$(1,282)	$19,398	$7,138

Basic net income (loss) per limited partner unit	$0.07	$(0.10)	$1.48	$0.55

Diluted net income (loss) per limited partner unit	$0.07	$(0.10)	$1.46	$0.55

Basic weighted average limited partner units outstanding	13,059	13,071	13,065	13,071

Diluted weighted average limited partner units outstanding	13,356	13,071	13,273	13,071

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net income	$19,841	$7,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,460	7,111
Amortization of deferred financing fees	578	381
Loss on disposition of property and equipment and other	—	6
Bad debt expense	1,155	60
Stock-based compensation expense	917	390
Changes in operating assets and liabilities:
Accounts receivable	57,642	37,071
Accounts receivable – affiliate	1,447	(890)
Inventories	(129,007)	(3,153)
Broker margin deposits	(16,872)	(2,941)
Prepaid expenses, all other current assets and other assets	(3,520)	(5,442)
Accounts payable	(87,559)	(40,359)
Income taxes payable	(578)	109
Change in fair value of forward fixed price contracts	159,535	(7,491)
Accrued expenses and all other current liabilities	9,142	1,810
Net cash provided by (used in) operating activities	20,181	(5,973)

Cash flows from investing activities
Capital expenditures	(6,303)	(5,523)
Proceeds from sale of property and equipment	—	13
Net cash used in investing activities	(6,303)	(5,510)

Cash flows from financing activities
Proceeds from credit facilities, net	2,500	26,100
Payments on note payable, other	—	(1,239)
Repurchase of common units	(1,293)	—
Distributions to partners	(13,068)	(13,068)
Net cash (used in) provided by financing activities	(11,861)	11,793

Increase in cash and cash equivalents	2,017	310
Cash and cash equivalents at beginning of period	945	2,110
Cash and cash equivalents at end of period	$2,962	$2,420

Supplemental information
Cash paid during the period for interest	$7,289	$10,320

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2008	$163,092	$(4,189)	$(172)	$(15,263)	$143,468
Stock-based compensation	917	—	—	—	917
Phantom unit dividend	(8)	—	—	—	(8)
Distributions to partners	(7,242)	(5,502)	(324)	—	(13,068)
Repurchase of common units	(1,405)	—	—	—	(1,405)
Comprehensive income:
Net income	10,981	8,417	443	—	19,841
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	3,415	3,415
Change in pension liability	—	—	—	351	351
Total comprehensive income	—	—	—	—	23,607
Balance at June 30, 2009	$166,335	$(1,274)	$(53)	$(11,497)	$153,511

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and small amounts of natural gas and provides ancillary services to companies.

The Partnership has five operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp., Chelsea Sandwich LLC and Global Energy Marketing LLC (“Global Energy”) (the five operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  Global Energy was recently formed to expand the Partnership’s natural gas operations.  It is in the process of obtaining licensure and is not yet operational.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

The Partnership’s 1.73% general partner interest is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  The General Partner and affiliates of the General Partner, including its directors and executive officers, own 142,799 common units and 5,642,424 subordinated units, representing a combined 43.5% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2009.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distillate sales	35%	40%	51%	50%
Gasoline sales	60%	56%	43%	45%
Residual oil sales	5%	4%	6%	5%
	100%	100%	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 25% and 23% of total sales for the three months ended June 30, 2009 and 2008, respectively and approximately 19% and 20% of total sales for the six months ended June 30, 2009 and 2008, respectively.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2.                      Net Income (Loss) Per Limited Partner Unit

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

On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009.  On July 23, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2009 through June 30, 2009.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2009 (in thousands, except per unit data):

	Three months ended June 30, 2009
		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net income	$978	$911	$67	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	(5,556)	(5,461)	(95)	—
Assumed allocation of net income	$978	$911	$17	$50

Denominator:
Basic weighted average limited partner units outstanding		13,059
Dilutive effect of phantom units		297
Diluted weighted average limited partner units outstanding		13,356

Basic net income per limited partner unit		$0.07
Diluted net income per limited partner unit		$0.07

	Six months ended June 30, 2009
		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net income	$19,841	$19,398	$443	$—

Declared distribution	$13,068	$12,744	$224	$100
Assumed allocation of undistributed net income	6,773	6,654	119	—
Assumed allocation of net income	$19,841	$19,398	$343	$100

Denominator:
Basic weighted average limited partner units outstanding		13,065
Dilutive effect of phantom units		208
Diluted weighted average limited partner units outstanding		13,273

Basic net income per limited partner unit		$1.48
Diluted net income per limited partner unit		$1.46

At June 30, 2009, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The Partnership applied the provisions of EITF No. 07-04 on a retroactive basis which had an immaterial impact on the limited partners’ interest in net (loss) income and net (loss) income per limited partner unit for the three and six months ended June 30, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2008 (in thousands, except per unit data):

	Three months ended June 30, 2008
		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net loss	$(1,254)	$(1,282)	$28	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net loss	(7,788)	(7,654)	(134)	—
Assumed allocation of net loss	$(1,254)	$(1,282)	$(22)	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071

Basic net loss per limited partner unit		$(0.10)
Diluted net loss per limited partner unit		$(0.10)

	Six months ended June 30, 2008
		Limited	General Partner Interest
		Partner	General
	Total	Interest	Partner	IDRs
Numerator:
Net income	$7,365	$7,138	$227	$—

Declared distribution	$13,068	$12,744	$224	$100
Assumed allocation of undistributed net income	(5,703)	(5,606)	(97)	—
Assumed allocation of net income	$7,365	$7,138	$127	$100

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071

Basic net income per limited partner unit		$0.55
Diluted net income per limited partner unit		$0.55

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$978	$(1,254)	$19,841	$7,365
Change in fair value of interest rate collars	2,263	2,280	3,415	(116)
Change in pension liability	593	(217)	351	(781)
Total comprehensive income	$3,834	$809	$23,607	$6,468

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

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Distillates: home heating oil, diesel and kerosene	$251,553	$160,000
Residual oil	31,003	24,878
Gasoline	69,644	40,183
Blend stock	17,153	15,285
Total	$369,353	$240,346

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $21.8 million and $14.8 million at June 30, 2009 and December 31, 2008, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $11.5 million and $8.4 million at June 30, 2009 and December 31, 2008, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2009:

	Units(1)	Unit of Measure
Oil Contracts
Long	8,779	Thousands of barrels
Short	(11,760)	Thousands of barrels

Natural Gas Contracts
Long	19,962	Decatherms
Short	(19,962)	Decatherms

Interest Rate Collars	$200,000	Thousands of dollars

(1)             Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial at June 30, 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial at June 30, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at June 30, 2009 and December 31, 2008 (in thousands):

	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
Derivatives Under	Balance Sheet	2009	2008	Balance Sheet	2009	2008
SFAS No. 133	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments and firm commitments

Oil product contracts(1)	(2)	$60,311	$215,237	(3)	$68,762	$57,506

Derivatives not designated as hedging instruments

Oil product contracts	Accrued expenses and other current liabilities	7,411	6,739	Accrued expenses and other current liabilities	7,491	6,799

Total derivatives		$67,772	$221,976		$76,253	$64,305

(1)             Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at June 30, 2009 and December 31, 2008.

(2)             Fair value of forward fixed price contracts, prepaid expenses and other current assets, accrued and other current liabilities and obligations on forward fixed price contracts

(3)             Obligations on forward fixed price contracts and accrued expenses and other current liabilities

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)		Hedged	Location of	Amount of Gain (Loss)
Derivatives in	Location of	Recognized in Income		Items in	Gain (Loss)	Recognized in Income
SFAS No. 133	Gain (Loss)	on Derivatives		SFAS No. 133	Recognized in	on Hedged Items
Fair Value	Recognized in	Three Months Ended		Fair Value	Income on	Three Months Ended
Hedging	Income on	June 30,	June 30,	Hedge	Related	June 30,	June 30,
Relationship	Derivative	2009	2008	Relationships	Hedged Item	2009	2008

Oil product contracts	Cost of sales	$(99,378)	$(85,417)	Inventories and forward fixed price contracts	Cost of sales	$99,699	$85,741

		Amount of Gain (Loss)		Hedged	Location of	Amount of Gain (Loss)
Derivatives in	Location of	Recognized in Income		Items in	Gain (Loss)	Recognized in Income
SFAS No. 133	Gain (Loss)	on Derivatives		SFAS No. 133	Recognized in	on Hedged Items
Fair Value	Recognized in	Six Months Ended		Fair Value	Income on	Six Months Ended
Hedging	Income on	June 30,	June 30,	Hedge	Related	June 30,	June 30,
Relationship	Derivative	2009	2008	Relationships	Hedged Item	2009	2008

Oil product contracts	Cost of sales	$(199,602)	$(82,886)	Inventories and forward fixed price contracts	Cost of sales	$200,247	$83,200

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership’s derivative financial instruments do not contain credit-risk-related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	June 30, 2009	December 31, 2008
Futures contracts, net	$(2,642)	$138,741
Swaps and other, net	(3,060)	15,092
Total	$(5,702)	$153,833

The total balances of $(5.7 million) and $153.8 million reflect the fair value of the forward fixed price contract (liability)/asset net of the corresponding asset/(liability) on the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively.

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $25.9 million and $9.0 million at June 30, 2009 and December 31, 2008, respectively.

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

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of June 30, 2009, the three-month LIBOR rate of 0.91% was lower than the floor rate.  As a result, in August 2009, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $379,000 and, at June 30, 2009, was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of June 30, 2009, the fair value of the first collar was a liability of approximately $4.4 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.  Ineffectiveness related to the first collar was immaterial at June 30, 2009.

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of June 30, 2009, the one-month LIBOR rate of 0.32% was lower than the floor rate.  As a result, in July 2009, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $192,000 and, at June 30, 2009, was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of June 30, 2009, the fair value of the second collar was a liability of approximately $3.0 million and was recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.  Ineffectiveness related to the second collar was immaterial at June 30, 2009.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at June 30, 2009 and December 31, 2008 (in thousands):

	Assets			Liabilities
		June 30,	December 31,		June 30,	December 31,
Derivatives Under	Balance Sheet	2009	2008	Balance Sheet	2009	2008
SFAS No. 133	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate collars		$—	$—	Other long-term liabilities	7,431	10,846

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
Derivatives in	on Derivatives		Testing)		on Derivatives		Testing)
SFAS No. 133	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2009	2008	2009	2008	2009	2008	2009	2008

Interest rate collars	$2,264	$2,280	$—	$—	$3,416	$(116)	$—	$—

Ineffectiveness related to the interest rate collars is recognized as interest expense and was immaterial at June 30, 2009.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.3 million and $2.3 million for the three and six months ended June 30, 2009, respectively.

Derivatives Not Involved in a SFAS No. 133 Relationship

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

The following table presents the amount of gains and losses from derivatives not involved in a SFAS No. 133 hedging relationships recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging	Income on	June 30,	June 30,	June 30,	June 30,
Instruments Under SFAS No. 133	Derivatives	2009	2008	2009	2008

Oil product contracts	Cost of sales	$1,767	$(1,051)	$5,752	$4,503

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rate was approximately 3.8% for each of the three months ended June 30, 2009 and 2008.  The average interest rates were approximately 3.8% and 4.2% for the six months ended June 30, 2009 and 2008, respectively.

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

The Partnership incurs a letter of credit fee of 1.75% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of the three facilities under the Credit Agreement (including the unused portion of either of the seasonal overline facilities exercised by the Partnership) equal to 0.3% to 0.375% per annum, depending on the pricing level and the Combined Interest Coverage Ratio provided in the Credit Agreement.  The Partnership also incurs a facility fee of 0.1% per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time the Partnership elects to exercise either of the seasonal overline facilities.

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $229.0 million and $154.1 million at June 30, 2009 and December 31, 2008, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $135.8 million and $208.2 million at June 30, 2009 and December 31, 2008, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2009, the Partnership had total borrowings outstanding under the Credit Agreement of $436.0 million, including $71.2 million outstanding on the acquisition facility.  In addition, the Partnership had outstanding letters of credit of $54.0 million.  The total remaining availability for borrowings and letters of credit at June 30, 2009 and December 31, 2008 was $260.0 million and $211.3 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2009.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$325	$266	$650	$531
Interest cost	228	200	457	400
Expected return on plan assets	(160)	(165)	(321)	(330)
Recognized net actuarial loss	48	—	96	—
Net periodic benefit cost	$441	$301	$882	$601

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million for each of the three months ended June 30, 2009 and 2008 and approximately $4.2 million for each of the six months ended June 30, 2009 and 2008.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $15,000 and $21,500 for the three months ended June 30, 2009 and 2008, respectively, and approximately $36,500 and $43,000 for the six months ended June 30, 2009 and 2008, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.  As of June 30, 2009, no such notice of termination was given by either party.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $78,800 and $216,500 for the three months ended June 30, 2009 and 2008, respectively, and $191,000 and $433,000 for the six months ended June 30, 2009 and 2008, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement extends through January 1, 2010.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $3.9 million and $13.6 million for the three months ended June 30, 2009 and 2008, respectively, and $6.6 million and $19.4 million for the six months ended June 30, 2009 and 2008, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended June 30, 2009 and 2008, including payroll, payroll taxes and bonus accruals, were $7.6 million and $6.7 million, respectively, and $19.9 million and $14.4 million for the six months ended June 30, 2009 and 2008, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30, 2009	December 31, 2008
Receivables from Alliance	$446	$383
Receivables from GPC	222	325
Receivables from the General Partner (1)	403	1,810
Total	$1,071	$2,518

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

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2009 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/13/09(1)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/15/09(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534

(1)         This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2008.  As a result, the General Partner, as the holder of the IDRs, received this additional incentive distribution.

(2)         This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the first quarter of 2009.  As a result, the General Partner, as the holder of the IDRs received this additional incentive distribution.

In addition, on July 23, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2009 through June 30, 2009 ($1.95 per unit on an annualized basis).  On August 14, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 5, 2009.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended June 30, 2009.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Wholesale Segment:
Sales
Distillates	$405,060	$883,577	$1,411,676	$2,486,987
Gasoline	720,330	1,283,676	1,221,989	2,258,744
Residual oil	5,853	25,220	17,343	43,577
Total	$1,131,243	$2,192,473	$2,651,008	$4,789,308
Net product margin (1)
Distillates	$13,477	$9,329	$47,330	$32,421
Gasoline	12,127	10,424	23,913	18,968
Residual oil	2,294	3,234	5,114	7,130
Total	$27,898	$22,987	$76,357	$58,519
Commercial Segment:
Sales	$69,906	$105,236	$183,096	$229,393
Net product margin (1)	$2,596	$2,323	$7,524	$4,929
Combined sales and net product margin:
Sales	$1,201,149	$2,297,709	$2,834,104	$5,018,701
Net product margin (1)	$30,494	$25,310	$83,881	$63,448
Depreciation allocated to cost of sales	2,705	2,637	5,378	5,159
Combined gross profit	$27,789	$22,673	$78,503	$58,289

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Combined gross profit	$27,789	$22,673	$78,503	$58,289
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	13,299	10,182	31,374	21,255
Operating expenses	9,137	8,771	17,612	17,796
Amortization expenses	803	737	1,603	1,461
Total operating costs and expenses	23,239	19,690	50,589	40,512
Operating income	4,550	2,983	27,914	17,777
Interest expense	(3,422)	(4,087)	(7,198)	(10,117)
Income tax expense	(150)	(150)	(875)	(295)
Net income (loss)	$978	$(1,254)	$19,841	$7,365

There were no foreign sales for the three and six months ended June 30, 2009 and 2008.  The Partnership has no foreign assets.

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

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.6 million was paid by the Partnership.  The remaining liability of $0.6 million was recorded as a current liability of $0.4 million and a long-term liability of $0.2 million on the accompanying consolidated balance sheet at June 30, 2009.  The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid for the year ended December 31, 2008 for a balance of $7.9 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  At June 30, 2009, this liability had a balance of $5.0 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.1 million on the accompanying consolidated balance sheet.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

Global Companies LLC, in addition to several affiliates, was named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether (“MTBE”) contamination of groundwater in Massachusetts.  MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions.  In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief.  The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities.  These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York.  The Partnership entered into an agreement to settle these cases and, as a result, the Partnership paid $0.9 million during the quarter ended June 30, 2009.  The matter with respect to Global Companies LLC and affiliates has been dismissed.

The Partnership’s estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional claims.  Therefore, although the Partnership believes that these reserves are adequate, no assurances can be made that any costs incurred in excess of these reserves or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

With respect to these awards, the Partnership recorded compensation expenses of approximately $0.2 million for each of the three months ended June 30, 2009 and 2008, and $0.4 million for each of the six months ended June 30, 2009 and 2008, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2009 is approximately $0.4 million and is expected to be recognized ratably over the remaining requisite service period.

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, will vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded compensation expense related to this phantom unit award of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2009 is approximately $0.7 million and is expected to be recognized over the remaining three-year requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer.  In addition, in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.

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

The fair value of the Partnership’s award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common unit at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership’s units.  The Partnership recorded compensation expense related to this phantom units award of approximately $28,000 and $0.1 million for the three and six months ended June 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2009 is approximately $0.9 million and is expected to be recognized ratably over the remaining derived service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of assisting it in meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  As of June 30, 2009, the General Partner repurchased 76,975 common units pursuant to the Repurchase Program for approximately $1.4 million, of which 16,617 common units vested and were distributed (see “Three-Year Phantom Units” above).

At June 30, 2009, common units outstanding excluded 60,358 common units (76,975 common units purchased less 16,617 common units vested and distributed) held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.  As of June 30, 2009, 60,358 of the common units purchased under the Repurchase Program had not been distributed.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

Status of Non-Vested Units

The following table presents a summary of the status of the non-vested units as of June 30, 2009:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at January 1, 2009	162,320	$18.13
Granted	277,777	3.73
Vested	(16,617)	11.30
Forfeited	—	—
Outstanding non-vested units at June 30, 2009	423,480	$8.95

Note 13.               Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value
	June 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$347,668	$—	$347,668	$—
Fair value of forward fixed price contracts	8,598	—	8,598	—
Swap agreements and options	2,528	711	1,817	—
Total assets	$358,794	$711	$358,083	$—

Liabilities:
Obligations on forward fixed price contracts	$(14,300)	$—	$(14,300)	$—
Swap agreements and option contracts	(5,357)	(157)	(5,200)	—
Interest rate collars	(7,431)	—	(7,431)	—
Total liabilities	$(27,088)	$(157)	$(26,931)	$—

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements (continued)

For assets and liabilities measured on a non-recurring basis during the period, SFAS No. 157 requires quantitative disclosures about the fair value measurements separately for each major category.  During the quarter ended June 30, 2009, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2009 and December 31, 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

Note 14.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.4%	6.4%
Partnership income not subject to tax	(27.1)%	(54.0)%	(36.2)%	(36.5)%
Effective income tax rate	13.3%	(13.6)%	4.2%	3.9%

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date occurs in fiscal years beginning after December 15, 2008.  The Partnership adopted SFAS No. 141(R) on January 1, 2009 which did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 which enhances the requirements under SFAS No. 133. and requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.  The Partnership adopted SFAS No. 161 on January 1, 2009.  See Note 5.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Partnership adopted FSP FAS 142-3 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities (as defined in EITF 03-06) and, therefore, should be included in the computation of earnings per share pursuant to the two-class method.  However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  Upon adoption, FSP EITF 03-6-1 requires that all prior-period earnings per share data presented be adjusted retrospectively.  The Partnership adopted FSP EITF 03-6-1 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recent Accounting Pronouncements (continued)

In September 2008, the FASB issued EITF 08-05, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third Party Credit Enhancement” (“EITF 08-05”), which provides guidelines for the determination of the unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  The effect of the credit enhancement is to be excluded in the fair value measurement of the liability, and entities are required to disclose the existence of the inseparable third-party credit enhancement on the issued liability.  EITF 08-05 is effective on a prospective basis beginning in the first reporting period on or after December 15, 2008, with the effect of initial application included in the change in fair value of the liability in the period of adoption.  The Partnership adopted EITF 08-05 on January 1, 2009 which did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” which requires those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB28-1 for the period ended June 30, 2009, did not have a material impact on the Partnership’s consolidated financial statements.  See Note 13.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  This FSP provides guidance related to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e., forced liquidation or distressed sale).  This FSP is effective prospectively for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on the Partnership’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted SFAS No. 165 as of June 30, 2009 which did not have an impact on its consolidated financial statements.  See Note 17.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Partnership believes SFAS No. 168 will have an impact on its consolidated financial statements as all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.               Subsequent Events

The Partnership evaluated all events or transactions that occurred through August 7, 2009, the date the Partnership issued its financial statements.  Except as described below, no material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in the accompanying financial statements.

On July 23, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from April 1, 2009 through June 30, 2009.  On August 14, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 5, 2009.

The General Partner repurchased an additional 28,025 common units pursuant to the Repurchase Program from July 1, 2009 through July 10, 2009.

On August 5, 2009, Global Companies LLC (“Global”), a wholly owned subsidiary of the Partnership, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Warex Terminals Corporation (“Warex”), a subsidiary of Warren Equities, Inc., pursuant to which Global agreed to acquire three refined products terminals from Warex for a total purchase price of $47.5 million (the “Terminals Acquisition”).  The terminals, located in Newburgh, New York, have combined gasoline and distillate storage capacity of 950,000 barrels.  The Terminals Acquisition, which is expected to close in the fourth quarter of 2009, is subject to the receipt of certain regulatory approvals and various other customary closing conditions.  Warex is also entering into a long-term throughput contract with Global to use the terminals upon closing of the Terminals Acquisition.

As of August 5, 2009, Global Energy Marketing LLC (“GEM”) entered into a Joinder Agreement with Bank of America, N.A., as Administrative Agent and L/C Issuer, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, and the Partnership and the General Partner, as guarantors, which agreement joins GEM as a party to and an additional guarantor under the Partnership’s Credit Agreement.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three and six months ended June 30, 2009, we sold approximately $1.2 billion and $2.8 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•              The condition of credit markets may adversely affect our liquidity.  During the past year, world financial markets experienced a severe reduction in the availability of credit.  Although we have not been negatively impacted by this condition in the short-term, it is difficult to predict its impact on us in future quarters.  Possible negative impacts include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral.  In addition, we could experience a tightening of trade credit from our suppliers.

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

Three and six months ended June 30, 2009 and 2008

During the three and six months ended June 30, 2009, we experienced the following events:

•                  Refined petroleum product prices dramatically declined compared to the same periods in 2008 which we believe contributed to lower revenues and lower financing costs as a result of decreased borrowings to finance inventory.

•                  Temperatures for the three months ended June 30, 2009 were 9% warmer than normal and 1% warmer than the second quarter of 2008.  Temperatures for the six months ended June 30, 2009 were 1% colder than normal and 7% colder than the same period in 2008.

•                  We increased our reserve for credit losses by expensing approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

•                  We believe heating oil conservation continued during the three and six months ended June 30, 2009 even though prices declined.

•                  Additionally, we experienced the following events during the first quarter of 2008 that we did not experience during the three and six months ended June 30, 2009:

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

The following table provides the percentage decreases in refined petroleum product and natural gas prices at the end of the first two quarters in 2009 as compared to each comparable quarter in 2008:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per barrel(2)	Natural Gas $ per barrel equivalent(3)
At March 31, 2008	$3.05	$2.62	$72.75	$64.38
At March 31, 2009	$1.34	$1.40	$40.00	$25.96
Change	(56)%	(47)%	(45)%	(60)%

At June 30, 2008	$3.90	$3.50	$111.30	$86.37
At June 30, 2009	$1.72	$1.90	$62.50	$26.15
Change	(56)%	(46)%	(44)%	(70)%

(1)          Source:  New York Mercantile Exchange

(2)          Source:  Platts Oilgram Price Report

(3)          Source:  Platts Gas Daily Report

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$978	$(1,254)	$19,841	$7,365

Net income (loss) per diluted limited partner unit (1)	$0.07	$(0.10)	$1.46	$0.55

EBITDA (2)	$8,586	$6,793	$35,952	$25,269

Distributable cash flow (3)	$3,288	$2,248	$25,284	$14,057

Wholesale Segment:
Volume (gallons)	682,771	688,825	1,721,390	1,691,148
Sales
Distillates	$405,060	$883,577	$1,411,676	$2,486,987
Gasoline	720,330	1,283,676	1,221,989	2,258,744
Residual oil	5,853	25,220	17,343	43,577
Total	$1,131,243	$2,192,473	$2,651,008	$4,789,308
Net product margin (4)
Distillates	$13,477	$9,329	$47,330	$32,421
Gasoline	12,127	10,424	23,913	18,968
Residual oil	2,294	3,234	5,114	7,130
Total	$27,898	$22,987	$76,357	$58,519
Commercial Segment:
Volume (gallons)	45,533	41,768	121,261	103,579
Sales	$69,906	$105,236	$183,096	$229,393
Net product margin (4)	$2,596	$2,323	$7,524	$4,929
Combined sales and net product margin:
Sales	$1,201,149	$2,297,709	$2,834,104	$5,018,701
Net product margin (4)	$30,494	$25,310	$83,881	$63,448
Depreciation allocated to cost of sales	2,705	2,637	5,378	5,159
Combined gross profit	$27,789	$22,673	$78,503	$58,289

Weather conditions:
Normal heating degree days	784	784	3,654	3,685
Actual heating degree days	716	721	3,693	3,449
Variance from normal heating degree days	(9)%	(8)%	1%	(6)%
Variance from prior period actual heating degree days	(1)%	(12)%	7%	(8)%

(1)            See Note 2 of Notes to Consolidated Financial Statements for net income (loss) per diluted limited partner unit calculation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$978	$(1,254)	$19,841	$7,365
Depreciation and amortization and amortization of deferred financing fees	4,036	3,810	8,038	7,492
Interest expense	3,422	4,087	7,198	10,117
Income tax expense	150	150	875	295
EBITDA	$8,586	$6,793	$35,952	$25,269

Reconciliation of cash flow (used in) provided by operating activities to EBITDA:
Cash flow (used in) provided by operating activities	$(91,049)	$(103,790)	$20,181	$(5,973)
Net changes in operating assets and liabilities and certain non-cash items	96,063	106,346	7,698	20,830
Interest expense	3,422	4,087	7,198	10,117
Income tax expense	150	150	875	295
EBITDA	$8,586	$6,793	$35,952	$25,269

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$978	$(1,254)	$19,841	$7,365
Depreciation and amortization and amortization of deferred financing fees	4,036	3,810	8,038	7,492
Maintenance capital expenditures	(1,726)	(308)	(2,595)	(800)
Distributable cash flow	$3,288	$2,248	$25,284	$14,057

Reconciliation of cash flow (used in) provided by operating activities to distributable cash flow:
Cash flow (used in) provided by operating activities	$(91,049)	$(103,790)	$20,181	$(5,973)
Net changes in operating assets and liabilities and certain non-cash items	96,063	106,346	7,698	20,830
Maintenance capital expenditures	(1,726)	(308)	(2,595)	(800)
Distributable cash flow	$3,288	$2,248	$25,284	$14,057

Consolidated Results

Our total sales for the second quarter of 2009 decreased by $1,096.6 million, or 48%, to $1,201.1 million compared to $2,297.7 million for the same period in 2008.  The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for the three months ended June 30, 2009 compared to the same period in 2008.  Our aggregate volume of product sold decreased by approximately 2 million gallons to 729 million gallons.  The decrease in volume primarily includes decreases of approximately 7 million gallons and 9 million gallons in distillates and residual oil, respectively, attributable to warmer temperatures during the second quarter of 2009 compared to the same period in 2008.  The decrease in volume sold was offset by an increase of 10 million gallons in gasoline.

The number of actual heating degree days decreased by 1% to 716 for the three months ended June 30, 2009 compared with 721 for the same period in 2008.  Our gross profit for the second quarter of 2009 was $27.8 million, an increase of $5.1 million, or 22%, compared to $22.7 million for the same period in 2008.  The increase was primarily due to higher net product margins in distillates and gasoline.

Our total sales for the six months ended June 30, 2009 decreased by $2,814.6 million, or 44%, to $2,834.1 million compared to $5,018.7 million for the same period in 2008.  The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for the six months ended June 30, 2009 compared to the same period in 2008.  Our aggregate volume of product sold increased by approximately 48 million gallons, or 3%, to 1,843 million gallons.  The increase in volume primarily includes increases of approximately 36 million gallons in distillates and 9 million gallons in gasoline.

The number of actual heating degree days increased 7% to 3,693 for the six months ended June 30, 2009 compared with 3,449 for the same period in 2008.  Our gross profit for the six months ended June 30, 2009 was $78.5 million, an increase of $20.2 million, or 35%, compared to $58.3 million for the same period in 2008.  The increase was primarily due to higher net product margins in distillates and gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended June 30, 2009 were $405.1 million compared to $883.6 million for the three months ended June 30, 2008.  During the first six months of 2009, wholesale distillate sales were $1,411.7 million compared to $2,487.0 million for the same period in 2008.  The decreases of $478.5 million, or 54%, and $1,075.3 million, or 43%, for the three and six months ended June 30, 2009, respectively, were due to the significantly lower refined petroleum product prices.

We experienced an 8 million gallon, or 3%, decrease in distillate volume sold for the second quarter of 2009 compared to the same period in 2008 which was attributed to warmer temperatures and a 27 million gallon, or 3%, increase in distillate volume sold for the six months ended June 30, 2009 compared to the same period in 2008 which was attributed to colder temperatures.

Our net product margin from distillate sales increased by $4.2 million, or 45%, to $13.5 million for the three months ended June 30, 2009 and by $14.9 million, or 46% to $47.3 million for the six months ended June 30, 2009 compared to the same periods in 2008, primarily attributable to better unit margins and, for the six months ended June 30, 2009 compared to the same period in 2008, an increase in volume.

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2009 were $720.3 million compared to $1,283.7 million for the same period in 2008.  During the first six months of 2009, wholesale gasoline sales were $1,222.0 million compared to $2,258.7 million for the same period in 2008.  The decreases of $563.4 million, or 44%, and $1,036.7 million, or 46%, were due primarily to significantly lower gasoline prices compared to the prior periods.

Our net product margin from gasoline sales increased by $1.7 million to $12.1 million for the three months ended June 30, 2009 and by $4.9 million to $23.9 million for the six months ended June 30, 2009 compared to the same periods in 2008.  These increases were primarily attributable to better unit margins and increases in gasoline volume for the three and six months ended June 30, 2009 compared to the same periods in 2008.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2009 were $5.8 million compared to $25.2 million for the three months ended June 30, 2008.  During the first six months of 2009, residual oil sales were $17.3 million compared to $43.6 million for the same period in 2008.  The decreases of $19.4 million, or 77%, and $26.3 million, or 60%, were primarily due to significantly lower refined petroleum product prices compared to the prior periods and decreases in volume sold of 8 million and 6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The decreases in volume sold were the result of continued conservation, current economic conditions and conversion and fuel switching related to the decrease in natural gas prices compared to residual oil prices.

Our net product margin contribution from residual oil sales decreased by $0.9 million, or 29%, to $2.3 million for the three months ended June 30, 2009 and by $2.0 million, or 28%, to $5.1 million for the six months ended June 30, 2009 compared to the same periods in 2008 due to intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 55% and 63% of total commercial volume sold for the three months ended June 30, 2009 and 2008, respectively, and approximately 63% and 68% for the six months ended June 30, 2009 and 2008, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended June 30, 2009 decreased by 40% compared to the same period in 2008.  For the six months ended June 30, 2009, residual oil sales decreased 29% compared to the same period in 2008.  We attribute the decreases in sales to the competitive pricing from natural gas, reductions in production by certain industry participants in our markets and decreases in residual oil volume sold.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.1 million, or 30%, to $13.3 million for the three months ended June 30, 2009 compared to $10.2 million for the same period in 2008.  The increase was primarily due to increases of $0.5 million in bad debt accrual due to some credit strain on our customer base, $0.4 million in employee benefits, $0.3 million in professional fees, $0.2 million in costs associated with the expansion of our natural gas operations, $0.2 million in compensation cost on our long-term incentive plan, $0.1 million in accrued bonuses, $0.1 million in bank fees and $1.3 million in various other SG&A expenses, including information systems, marketing and product promotion and diligence on expansion projects.

SG&A expenses increased by $10.1 million, or 47%, to $31.4 million for the six months ended June 30, 2009 compared to $21.3 million for the same period in 2008.  The increase was primarily due to increases of $5.0 million in accrued bonuses, $1.1 million in bad debt accrual due to some credit strain on our customer base, $0.9 million in professional fees, $0.7 million in employee benefits, $0.5 million in compensation cost on our long-term incentive plan, $0.5 million in bank fees, $0.2 million in costs associated with the expansion of our natural gas operations and $1.2 million in various other SG&A expenses, including information systems, marketing and product promotion and diligence on expansion projects.

Operating Expenses

Operating expenses increased by $0.3 million, or 4%, to $9.1 million for the three months ended June 30, 2009 compared to $8.8 million for the same period in 2008.  The increase was primarily due to increased costs of approximately $0.5 million related to our recently leased storage facility in Long Island, New York and $0.3 million in other operating costs, offset by $0.5 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut.

Operating expenses decreased by $0.2 million, or 1%, to $17.6 million for the six months ended June 30, 2009 compared to $17.8 million for the same period in 2008.  The decrease was primarily due to decreases of $1.0 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut, offset by approximately $0.7 million related to our recently leased storage facility in Long Island, New York and $0.1 million in other operating costs.

Interest Expense

Interest expense for the three months ended June 30, 2009 decreased by $0.7 million, or 16%, to $3.4 million compared to $4.1 million for the same period in 2008.  Interest expense for the six months ended June 30, 2009 decreased by $2.9 million, or 29%, to $7.2 million compared to $10.1 million for the same period in 2008.  We attribute the decreases primarily to lower average balances on our working capital credit facility from carrying lower average balances on inventories and accounts receivable due to lower refined petroleum product prices.  In addition, interest rates were lower during the three and six months ended June 30, 2009 compared to the same periods in 2008.  The decreases in interest expense were partially offset by an increase in the costs of borrowings commencing with the July 18, 2008 amendment to the credit agreement.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $82.0 million to $280.6 million at June 30, 2009 compared to $198.6 million at December 31, 2008.

On February 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2008 and on May 15, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2009.  On July 23, 2009, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2009 through June 30, 2009 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business August 5, 2009.  We expect to pay the cash distribution of approximately $6.5 million on August 14, 2009.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to replace partially or fully depreciated assets to maintain the operating capacity of, or sales generated by, existing assets and extend their useful lives, such as expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety, and to address environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $2.6 million and $0.8 million in maintenance capital expenditures for the six months ended June 30, 2009 and 2008, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business and to expand existing facilities, such as projects that increase operating capacity by increasing tankage, diversifying product availability at various terminals and adding terminals.  We generally fund our expansion capital expenditures through our cash generated from operations or our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $3.7 million and $4.7 million in expansion capital expenditures for the six months ended June 30, 2009 and 2008, respectively, to increase our operating capacity and capabilities.  Specifically, for the six months ended June 30, 2009, expansion capital expenditures consisted of approximately $2.7 million in costs related to dock expansion and bringing formerly out-of-permit tanks back online at the Albany, New York terminal, $0.8 million in additional terminal equipment at the Providence, Rhode Island terminal and $0.2 million in automation costs at our recently leased storage facility in Long Island, New York.  Comparatively, for the six months ended June 30, 2008, expansion capital expenditures included $2.7 million in expenditures related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30 31,
	2009	2008
Net cash provided by (used in) provided by operating activities	$20,181	$(5,973)
Net cash used in investing activities	$(6,303)	$(5,510)
Net cash (used in) provided by financing activities	$(11,861)	$11,793

Cash flow from operating activities generally reflects our net income, the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash provided by operating activities was $20.2 million for the six months ended June 30, 2009 compared to net cash used in operating activities of $6.0 million for the six months ended June 30, 2008.

During the six months ended June 30, 2009, refined petroleum product and natural gas prices declined significantly compared to the same period in 2008, causing the carrying values of our accounts receivable and accounts payable for the six months ended June 30, 2009 to be less than the carrying values we experienced for the six months ended June 30, 2008.  As a result, for the six months ended June 30, 2009, we had decreases of $58.8 million and $87.6 million in accounts receivable and accounts payable, respectively, while, we had decreases of $37.1 million and $40.4 million in accounts receivable and accounts payable, respectively, for the six months ended June 30, 2008.

Due to favorable market conditions, we elected to use our storage capacity to carry increased inventories of approximately $129.0 million for the six months ended June 30, 2009.  Comparatively, for the six months ended June 30, 2008 when prices were higher, inventories increased by only $3.2 million for the six months ended June 30, 2008.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories.

The cash provided by operating activities is also reflected in the year-over-year increase in net income of $12.4 million and a $167.0 million change in the fair value of our forward fixed price contracts.  For the six months ended June 30, 2009, contracts supporting our forward fixed price hedge program provided funds from the NYMEX of approximately $159.5 million while for the six months ended June 30, 2008 similar hedging activity required margin payments of approximately $7.5 million to the NYMEX due to market direction.

Net cash used in investing activities increased by $0.8 million for the six months ended June 30, 2009 compared to the same period in 2008 and included $2.6 million in maintenance capital expenditures and $3.7 million in expansion capital expenditures ($2.7 million in costs related to dock expansion and bringing formerly out-of-permit tanks back online at the Albany, New York terminal, $0.8 million in additional terminal equipment at the Providence, Rhode Island terminal and $0.2 million in automation costs at our recently leased storage facility in Long Island, New York).  Comparatively, for the six months ended June 30, 2008, net cash used in investing activities included $5.5 million in total capital expenditures comprised of $0.8 million in maintenance capital expenditures and $4.7 million in expansion capital expenditures ($2.7 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures).

Net cash used in financing activities was $11.9 million for the six months ended June 30, 2009 and included $13.0 million in cash distributions to our common and subordinated unitholders and our general partner, $1.3 million in the repurchases of common units held on our behalf pursuant to our Repurchase Program and for future satisfaction of our General Partner’s Obligations (as defined in Note 12 of Notes to Consolidated Financial Statements), offset by $2.5 million in net proceeds on our credit facilities.  The $1.3 million in the repurchases of common units excludes approximately $0.1 million of additional funds due upon trade settlement in July 2009.  Comparatively, for the six months ended June 30, 2008, net cash provided by financing activities included net proceeds from our credit facilities of $26.1 million, offset by $13.1 million in cash distributions to our common and subordinated unitholders and our general partner and $1.2 million in payments on our note payable.

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

Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the credit agreement, we can borrow only up to the level of our then current borrowing base.  Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and deteriorating economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or, if obtained, would be on terms acceptable to us.

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rate was approximately 3.8% for each of the three months ended June 30, 2009 and 2008.  The average interest rates were approximately 3.8% and 4.2% for the six months ended June 30, 2009 and 2008, respectively.

We incur a letter of credit fee of 1.75% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of the three facilities under the credit agreement (including the unused portion of either of the seasonal overline facilities exercised by us) equal to 0.3% to 0.375% per annum, depending on the pricing level and the Combined Interest Coverage Ratio provided in the credit agreement.  We also incur a facility fee of 0.1% per annum on any unexercised seasonal overline facility during the period between September 1 and June 30 and a seasonal overline fee of $30,000 each time we elect to exercise either of the seasonal overline facilities.

As of June 30, 2009, we had total borrowings outstanding under our credit agreement of $436.0 million, including $71.2 million outstanding on our acquisition facility, and outstanding letters of credit of $54.0 million.  The total remaining availability for borrowings and letters of credit at June 30, 2009 and December 31, 2008 was $260.0 million and $211.3 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2009.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).

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

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rate was approximately 3.8% for each of the three months ended June 30, 2009 and 2008.  The average interest rates were approximately 3.8% and 4.2% for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, we had total borrowings outstanding under the credit agreement of $436.0 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for under the provisions of SFAS No. 133.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of June 30, 2009, the three-month LIBOR rate of 0.91%

was lower than the floor rate.  As a result, in August, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $379,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of June 30, 2009, the one-month LIBOR rate of 0.32% was lower than the floor rate.  As a result, in July 2009, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $192,000.  See Note 5 of Notes to Consolidated Financial Statements for further discussion on the interest rate collars.

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

At June 30, 2009, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase are shown in the table below (in thousands):

Gain (loss):

	Fair Value at June 30, 2009	Effect of 10% Price Increase
NYMEX contracts	$(31,014)	$(23,255)
Swaps, options and other, net	(2,830)	(5,019)
	$(33,844)	$(28,274)

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2009.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $25.9 million at June 30, 2009.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended June 30, 2009:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit	Programs(1)	Programs(1)
April 1 – April 30, 2009	—	—	—	—
May 1 – May 31, 2009	—	—	—	—
June 1 – June 30, 2009	76,975	18.21	76,975	—

(1)             On May 7, 2009, the board of directors of the general partner announced that it authorized the repurchase of our common units for the purpose of assisting us in meeting the general partner’s anticipated obligations to deliver common units under our LTIP and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner.  We are authorized to spend up to $6.6 million to acquire up to 445,000 of our common units in the aggregate, over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

Joinder Agreement, dated as of August 5, 2009, among Global Energy Marketing LLC, as a new guarantor, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 7, 2009		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2009		By:	/s/ Thomas J. Hollister
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

Joinder Agreement, dated as of August 5, 2009, among Global Energy Marketing LLC, as a new guarantor, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, and Bank of America, N.A., as Administrative Agent and L/C Issuer.

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