Form 10-Q
period 2009-09-30
GLOBAL PARTNERS LP
filed 2009-11-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The issuer had 7,428,139 common units and 5,642,424 subordinated units outstanding as of November 3, 2009.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$684	$945
Accounts receivable, net	195,544	249,418
Accounts receivable—affiliates	4,721	2,518
Inventories	420,301	240,346
Brokerage margin deposits	5	8,991
Fair value of forward fixed price contracts	4,063	161,787
Prepaid expenses and other current assets	35,733	29,302
Total current assets	661,051	693,307

Property and equipment, net	161,208	161,988
Intangible assets, net	29,193	31,403
Other assets	2,800	2,564
Total assets	$854,252	$889,262

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$165,745	$219,783
Working capital revolving credit facility—current portion	113,497	208,210
Environmental liabilities—current portion	3,296	4,191
Accrued expenses and other current liabilities	65,303	54,054
Income taxes payable	48	520
Obligations on forward fixed price contracts	12,254	7,954
Total current liabilities	360,143	494,712

Working capital revolving credit facility—less current portion	254,203	154,090
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,280	2,377
Accrued pension benefit cost	7,440	8,853
Deferred compensation	1,796	1,663
Other long-term liabilities	9,871	12,899
Total liabilities	706,933	745,794

Partners’ equity
Common unitholders (7,428,139 units issued and 7,322,659 outstanding at September 30, 2009 and 7,428,139 units issued and outstanding at December 31, 2008)	162,075	163,092
Subordinated unitholders (5,642,424 units issued and outstanding at September 30, 2009 and December 31, 2008)	(3,152)	(4,189)
General partner interest (1.73% interest with 230,303 equivalent units outstanding at September 30, 2009 and December 31, 2008)	(129)	(172)
Accumulated other comprehensive loss	(11,475)	(15,263)
Total partners’ equity	147,319	143,468
Total liabilities and partners’ equity	$854,252	$889,262

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$1,285,331	$2,272,079	$4,119,435	$7,290,780
Cost of sales	1,256,058	2,246,151	4,011,659	7,206,563
Gross profit	29,273	25,928	107,776	84,217

Costs and operating expenses:
Selling, general and administrative expenses	13,859	10,457	45,233	31,712
Operating expenses	8,666	8,429	26,278	26,225
Amortization expenses	747	738	2,350	2,199
Total costs and operating expenses	23,272	19,624	73,861	60,136

Operating income	6,001	6,304	33,915	24,081

Interest expense	(3,742)	(5,297)	(10,940)	(15,414)

Income before income tax expense	2,259	1,007	22,975	8,667

Income tax expense	(200)	—	(1,075)	(295)

Net income	2,059	1,007	21,900	8,372

Less: General partner’s interest in net income, including incentive distribution rights	(86)	(67)	(529)	(294)

Limited partners’ interest in net income	$1,973	$940	$21,371	$8,078

Basic net income per limited partner unit	$0.15	$0.07	$1.64	$0.62

Diluted net income per limited partner unit	$0.15	$0.07	$1.60	$0.62

Basic weighted average limited partner units outstanding	12,979	13,071	13,037	13,071

Diluted weighted average limited partner units outstanding	13,304	13,071	13,334	13,071

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$21,900	$8,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,149	10,584
Amortization of deferred financing fees	868	657
Loss on disposition of property and equipment and other	1	6
Bad debt expense	1,520	90
Stock-based compensation expense	1,580	555
Changes in operating assets and liabilities:
Accounts receivable	52,354	89,643
Accounts receivable – affiliate	(2,203)	1,540
Inventories	(179,955)	125,008
Broker margin deposits	8,986	7,148
Prepaid expenses, all other current assets and other assets	(7,673)	(6,095)
Accounts payable	(54,037)	(78,470)
Income taxes payable	(471)	109
Change in fair value of forward fixed price contracts	162,024	(86,568)
Accrued expenses and all other current liabilities	9,735	(18,455)
Net cash provided by operating activities	25,778	54,124

Cash flows from investing activities
Capital expenditures	(8,024)	(8,301)
Proceeds from sale of property and equipment	2	13
Net cash used in investing activities	(8,022)	(8,288)

Cash flows from financing activities
Proceeds from (payments on) credit facilities, net	5,400	(26,500)
Payments on note payable, other	—	(1,239)
Repurchase of common units	(3,464)	—
Repurchased units withheld for tax obligations	(386)	—
Distributions to partners	(19,567)	(19,602)
Net cash used in financing activities	(18,017)	(47,341)

Decrease in cash and cash equivalents	(261)	(1,505)
Cash and cash equivalents at beginning of period	945	2,110
Cash and cash equivalents at end of period	$684	$605

Supplemental information
Cash paid during the period for interest	$10,997	$15,414

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2008	$163,092	$(4,189)	$(172)	$(15,263)	$143,468
Stock-based compensation	1,580	—	—	—	1,580
Repurchase of common units	(3,464)	—	—	—	(3,464)
Repurchased units withheld for tax obligations	(386)	—	—	—	(386)
Distributions to partners	(10,828)	(8,253)	(486)	—	(19,567)
Comprehensive income:
Net income	12,081	9,290	529	—	21,900
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	2,741	2,741
Change in pension liability	—	—	—	1,047	1,047
Total comprehensive income	—	—	—	—	25,688
Balance at September 30, 2009	$162,075	$(3,152)	$(129)	$(11,475)	$147,319

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

The Partnership’s 1.73% general partner interest is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  The General Partner and affiliates of the General Partner, including its directors and executive officers, own 229,683 common units and 5,642,424 subordinated units, representing a combined 44.1% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2009.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distillate sales	27%	31%	44%	44%
Gasoline sales	68%	65%	51%	52%
Residual oil sales	5%	4%	5%	4%
	100%	100%	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 27% and 24% of total sales for the three months ended September 30, 2009 and 2008, respectively and approximately 22% and 21% of total sales for the nine months ended September 30, 2009 and 2008, respectively.

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

Note 2.                     Net Income Per Limited Partner Unit

On January 1, 2009, the Partnership adopted guidance issued by the Financial Accounting Standards Board (“FASB”) to the calculation of earnings per share (in the Partnership’s case, net income per limited partner unit).  This guidance specifies the treatment of earnings per unit calculations when incentive distributions rights (“IDRs”) exist in master limited partnerships.  This guidance further provides that net income for the current period is to be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating net income per unit.  Any residual amount representing undistributed net income (or losses) is assumed to be allocated to the ownership interests in accordance with the contractual provisions of the partnership agreement.

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

On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009.  On July 23, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2009 through June 30, 2009.  On October 21, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2009 through September 30, 2009.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, as indicated above, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights.  See Note 9, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2009 (in thousands, except per unit data):

	Three months ended September 30, 2009
		Limited	General Partner Interest
		Partner	General
Numerator:	Total	Interest	Partner	IDRs
Net income	$2,059	$1,973	$86	$—

Declared distribution	$6,483	$6,321	$112	$50
Assumed allocation of undistributed net income	(4,424)	(4,348)	(76)	—
Assumed allocation of net income	$2,059	$1,973	$36	$50

Denominator:
Basic weighted average limited partner units outstanding		12,979
Dilutive effect of phantom units		325
Diluted weighted average limited partner units outstanding		13,304

Basic net income per limited partner unit		$0.15
Diluted net income per limited partner unit		$0.15

	Nine months ended September 30, 2009
		Limited	General Partner Interest
		Partner	General
Numerator:	Total	Interest	Partner	IDRs
Net income	$21,900	$21,371	$529	$—

Declared distribution	$19,522	$19,036	$336	$150
Assumed allocation of undistributed net income	2,378	2,335	43	—
Assumed allocation of net income	$21,900	$21,371	$379	$150

Denominator:
Basic weighted average limited partner units outstanding		13,037
Dilutive effect of phantom units		297
Diluted weighted average limited partner units outstanding		13,334

Basic net income per limited partner unit		$1.64
Diluted net income per limited partner unit		$1.60

At September 30, 2009, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The Partnership applied the guidance issued by the FASB on a retroactive basis which had an immaterial impact on the limited partners’ interest in net income and net income per limited partner unit for the three and nine months ended September 30, 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2008 (in thousands, except per unit data):

	Three months ended September 30, 2008
		Limited	General Partner Interest
		Partner	General
Numerator:	Total	Interest	Partner	IDRs
Net income	$1,007	$940	$67	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	(5,527)	(5,432)	(95)	—
Assumed allocation of net income	$1,007	$940	$17	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071

Basic net income per limited partner unit		$0.07
Diluted net income per limited partner unit		$0.07

	Nine months ended September 30, 2008
		Limited	General Partner Interest
		Partner	General
Numerator:	Total	Interest	Partner	IDRs
Net income	$8,372	$8,078	$294	$—

Declared distribution	$19,602	$19,116	$336	$150
Assumed allocation of undistributed net income	(11,230)	(11,038)	(192)	—
Assumed allocation of net income	$8,372	$8,078	$144	$150

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071

Basic net income per limited partner unit		$0.62
Diluted net income per limited partner unit		$0.62

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$2,059	$1,007	$21,900	$8,372
Change in fair value of interest rate collars	(674)	(251)	2,741	(367)
Change in pension liability	696	(756)	1,047	(1,537)
Total comprehensive income	$2,081	$—	$25,688	$6,468

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

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Distillates: home heating oil, diesel and kerosene	$327,982	$160,000
Residual oil	19,652	24,878
Gasoline	56,055	40,183
Blend stock	16,612	15,285
Total	$420,301	$240,346

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $14.4 million and $14.8 million at September 30, 2009 and December 31, 2008, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $12.9 million and $8.4 million at September 30, 2009 and December 31, 2008, respectively.  Exchange transactions are valued using current quoted market prices.

Note 5.                     Derivative Financial Instruments

Accounting and reporting guidance for derivative instruments and hedging activities requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.

On January 1, 2009, the Partnership adopted additional guidance issued by the FASB which requires the Partnership to provide enhanced disclosures about (a) how and why the Partnership uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the Partnership’s financial position, financial performance and cash flows.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at September 30, 2009:

	Units(1)	Unit of Measure
Oil Contracts
Long	12,570	Thousands of barrels
Short	(16,751)	Thousands of barrels

Natural Gas Contracts
Long	16,753	Thousands of decatherms
Short	(16,753)	Thousands of decatherms

Interest Rate Collars	$200	Thousands of dollars

(1)    Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial at September 30, 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial at September 30, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at September 30, 2009 and December 31, 2008 (in thousands):

	Assets			Liabilities
		September 30,	December 31,		September 30,	December 31,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives	Location (Net)	Fair Value	Fair Value	Location (Net)	Fair Value	Fair Value

Derivatives designated as hedging instruments and firm commitments

Oil product contracts(1)	(2)	$34,455	$207,370	(3)	$43,737	$49,640

Derivatives not designated as hedging instruments

Oil product and natural gas contracts	(2)	8,262	14,606	Accrued expenses and other current liabilities	7,450	14,666

Total derivatives		$42,717	$221,976		$51,187	$64,306

(1)	Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at September 30, 2009 and December 31, 2008.
(2)	Fair value of forward fixed price contracts, prepaid expenses and other current assets and accrued and other current liabilities
(3)	Obligations on forward fixed price contracts and accrued expenses and other current liabilities

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)			Location of	Amount of Gain (Loss)
	Location of	Recognized in Income		Hedged	Gain (Loss)	Recognized in Income
Derivatives in	Gain (Loss)	on Derivatives		Items in	Recognized in	on Hedged Items
Fair Value	Recognized in	Three Months Ended		Fair Value	Income on	Three Months Ended
Hedging	Income on	September 30,	September 30,	Hedge	Related	September 30,	September30,
Relationship	Derivative	2009	2008	Relationships	Hedged Item	2009	2008

Oil product contracts	Cost of sales	$(876)	$96,559	Inventories and forward fixed price contracts	Cost of sales	$879	$(96,945)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

		Amount of Gain (Loss)			Location of	Amount of Gain (Loss)
	Location of	Recognized in Income		Hedged	Gain (Loss)	Recognized in Income
Derivatives in	Gain (Loss)	on Derivatives		Items in	Recognized in	on Hedged Items
Fair Value	Recognized in	Nine Months Ended		Fair Value	Income on	Nine Months Ended
Hedging	Income on	September 30,	September 30,	Hedge	Related	September 30,	September30,
Relationship	Derivative	2009	2008	Relationships	Hedged Item	2009	2008

Oil product contracts	Cost of sales	$(200,478)	$13,673	Inventories and forward fixed price contracts	Cost of sales	$201,126	$(13,745)

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

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	September 30, 2009	December 31, 2008
Futures contracts, net	$(5,760)	$138,741
Swaps and other, net	(2,431)	15,092
Total	$(8,191)	$153,833

The total balances of $(8.2 million) and $153.8 million reflect the fair value of the forward fixed price contract (liability)/asset net of the corresponding asset/(liability) on the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively.

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

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The required brokerage margin balance was $5 thousand and $9.0 million at September 30, 2009 and December 31, 2008, respectively.

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

The Partnership generally enters into master netting arrangements to mitigate counterparty credit risk with respect to its derivatives.  Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Partnership to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy.  Because these arrangements provide the right of offset, and the Partnership’s intent and practice is to offset amounts in the case of contract terminations, the Partnership records fair value of derivative positions on a net basis in accordance with guidance issued by the FASB.

Cash Flow Hedges

The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions.  To the extent such hedges are effective, the changes in the fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for in accordance with guidance issued by the FASB.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of September 30, 2009, the three-month LIBOR rate of 0.45% was lower than the floor rate.  As a result, in November 2009, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $440,000 and, at September 30, 2009, was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of September 30, 2009, the fair value of the first collar was a liability of approximately $4.4 million and was recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.  Ineffectiveness related to the first collar was immaterial at September 30, 2009.

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of September 30, 2009, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in October 2009, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $196,700 and, at September 30, 2009, was recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.  As of September 30, 2009, the fair value of the second collar was a liability of approximately $3.7 million and was recorded in both other long-term liabilities and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

accumulated other comprehensive income in the accompanying consolidated balance sheet.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.  Ineffectiveness related to the second collar was immaterial at September 30, 2009.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at September 30, 2009 and December 31, 2008 (in thousands):

	Assets			Liabilities
		September 30,	December 31,		September 30,	December 31,
	Balance Sheet	2009	2008	Balance Sheet	2009	2008
Derivatives	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Interest rate collars		$—	$—	Other long-term liabilities	$8,105	$10,846

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Recognized in Income
on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness
	on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended
Cash Flow	September 30,	September 30,	September 30,	September 30,
Hedging Relationship	2009	2008	2009	2008

Interest rate collars	$(674)	$(251)	$—	$—

Recognized in Income
on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness
	on Derivatives		Testing)
Derivatives in	Nine Months Ended		Nine Months Ended
Cash Flow	September 30,	September 30,	September 30,	September 30,
Hedging Relationship	2009	2008	2009	2008

Interest rate collars	$2,741	$(367)	$—	$—

Ineffectiveness related to the interest rate collars is recognized as interest expense and was immaterial at September 30, 2009.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.4 million and $3.7 million for the three and nine months ended September 30, 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

Derivatives Not Involved in a Hedging Relationship

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Income on	September 30,	September 30,	September 30,	September 30,
Hedging Instruments	Derivatives	2009	2008	2009	2008

Oil product contracts	Cost of sales	$2,402	$3,030	$8,154	$7,533

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

Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates were approximately 3.5% and 4.5% for the three months ended September 30, 2009 and 2008, respectively, and 3.7% and 4.3% for the nine months ended September 30, 2009 and 2008, respectively.

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

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $254.2 million and $154.1 million at September 30, 2009 and December 31, 2008, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $113.5 million and $208.2 million at September 30, 2009 and December 31, 2008, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt (continued)

As of September 30, 2009, the Partnership had total borrowings outstanding under the Credit Agreement of $438.9 million, including $71.2 million outstanding on the acquisition facility.  In addition, the Partnership had outstanding letters of credit of $64.5 million.  The total remaining availability for borrowings and letters of credit at September 30, 2009 and December 31, 2008 was $246.6 million and $211.3 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2009.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$325	$265	$975	$796
Interest cost	230	200	687	600
Expected return on plan assets	(161)	(166)	(482)	(496)
Recognized net actuarial loss	48	1	144	1
Net periodic benefit cost	$442	$300	$1,324	$901

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $6.3 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $18,500 and $21,500 for the three months ended September 30, 2009 and 2008, respectively, and approximately $55,000 and $64,500 for the nine months ended September 30, 2009 and 2008, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.  As of September 30, 2009, no such notice of termination was given by either party.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (formerly known as Alliance Energy Corp.) (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $95,500 and $216,500 for the three months ended September 30, 2009 and 2008, respectively, and $286,500 and $649,500 for the nine months ended September 30, 2009 and 2008, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement extends through January 1, 2010.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $5.7 million for each of the three months ended September 30, 2009 and 2008, and $12.3 million and $25.1 million for the nine months ended September 30, 2009 and 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended September 30, 2009 and 2008, including payroll, payroll taxes and bonus accruals, were $9.2 million and $6.5 million, respectively, and $29.1 million and $20.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30, 2009	December 31, 2008
Receivables from Alliance	$1,251	$383
Receivables from GPC	207	325
Receivables from the General Partner (1)	3,263	1,810
Total	$4,721	$2,518

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Cash Distributions (continued)

As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4125	98.27%	1.73%
First Target Distribution	Up to $0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

The Partnership paid the following cash distribution during 2009 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution
02/13/09(1)	$0.4875	$3,621	$2,751	$112	$ 50	$ 6,534
05/15/09(2)	$0.4875	$3,621	$2,751	$112	$ 50	$ 6,534
08/14/09(3)	$0.4875	$3,621	$2,751	$112	$ 50	$ 6,534

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

(3)   This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the second quarter of 2009.  As a result, the General Partner, as the holder of the IDRs, received this additional incentive distribution.

In addition, on October 21, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2009 through September 30, 2009 ($1.95 per unit on an annualized basis).  On November 13, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 4, 2009.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended September 30, 2009.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas to customers in the public sector and to large commercial and industrial customers, either through a competitive bidding process or through contracts of various terms, and (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.  Commercial segment customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a limited group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Wholesale Segment:
Sales
Distillates	$329,362	$677,381	$1,741,038	$3,164,368
Gasoline	871,770	1,468,790	2,093,759	3,727,534
Residual oil	6,594	23,765	23,937	67,342
Total	$1,207,726	$2,169,936	$3,858,734	$6,959,244
Net product margin (1)
Distillates	$15,456	$12,001	$62,786	$44,422
Gasoline	10,999	13,554	34,912	32,522
Residual oil	1,814	412	6,928	7,542
Total	$28,269	$25,967	$104,626	$84,486
Commercial Segment:
Sales	$77,605	$102,143	$260,701	$331,536
Net product margin (1)	$3,717	$2,460	$11,241	$7,389
Combined sales and net product margin:
Sales	$1,285,331	$2,272,079	$4,119,435	$7,290,780
Net product margin (1)	$31,986	$28,427	$115,867	$91,875
Depreciation allocated to cost of sales	2,713	2,499	8,091	7,658
Combined gross profit	$29,273	$25,928	$107,776	$84,217

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Combined gross profit	$29,273	$25,928	$107,776	$84,217
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	13,859	10,457	45,233	31,712
Operating expenses	8,666	8,429	26,278	26,225
Amortization expenses	747	738	2,350	2,199
Total operating costs and expenses	23,272	19,624	73,861	60,136
Operating income	6,001	6,304	33,915	24,081
Interest expense	(3,742)	(5,297)	(10,940)	(15,414)
Income tax expense	(200)	—	(1,075)	(295)
Net income	$2,059	$1,007	$21,900	$8,372

There were no foreign sales for the three and nine months ended September 30, 2009 and 2008.  The Partnership has no foreign assets.

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

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.7 million was paid by the Partnership.  The remaining liability of $0.5 million was recorded as a current liability of $0.4 million and a long-term liability of $0.1 million on the accompanying consolidated balance sheet at September 30, 2009.  The remedial action plans submitted by ExxonMobil have been implemented by Global Companies LLC.  The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid for the year ended December 31, 2008 for a balance of $7.9 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  At September 30, 2009, this liability had a balance of $5.0 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.1 million on the accompanying consolidated balance sheet.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

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

Accounting guidance for share-based compensation requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date.  The fair value of the Partnership’s award at the August 14, 2007 grant date approximated the fair value of the Partnership’s common unit at that date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for this award is from August 14, 2007, the grant date, through December 31, 2009, the vesting date.  The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued by the FASB, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service and performance history, are revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

With respect to these awards, the Partnership recorded compensation expenses of approximately $0.2 million for each of the three months ended September 30, 2009 and 2008, and $0.6 million for each of the nine months ended September 30, 2009 and 2008, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2009 is approximately $0.2 million and is expected to be recognized ratably over the remaining requisite service period.

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, will vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded compensation expense related to this phantom unit award of approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2009 is approximately $0.5 million and is expected to be recognized over the remaining three-year requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer.  In addition, in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.

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

All or a portion of the phantom units granted to the employees may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods.  Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from February 5, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from June 5, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. “Average Unit Price” means the closing market price of the Partnership’s common unit for any 10-consecutive trading day period.  On August 21, 2009, the Average Unit Price of $21.00 per unit for the first tranche was achieved and, as a result, 25% of the phantom units vested at a price of $22.50 per unit.  See Note 17.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

The fair value of the Partnership’s award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common unit at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership’s units.  The Partnership recorded compensation expense related to this phantom units award of approximately $0.3 million and $0.4 million for the three and nine months ended September 30, 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2009 is approximately $0.7 million and is expected to be recognized ratably over the remaining derived service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of assisting it in meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  As of September 30, 2009, the General Partner repurchased 174,391 common units pursuant to the Repurchase Program for approximately $3.5 million, of which 16,617 common units vested under the “Three-Year Phantom Units” award and 69,444 common units vested under the “Five-Year Phantom Units” award.

At September 30, 2009, common units outstanding excluded 105,480 common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Status of Non-Vested Units

The following table presents a summary of the status of the non-vested units as of September 30, 2009:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at January 1, 2009	162,320	$18.13
Granted	277,777	3.73
Vested	(86,061)	20.34
Forfeited	—	—
Outstanding non-vested units at September 30, 2009	354,036	$6.90

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements

Certain of the Partnership’s assets and liabilities are measured at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The FASB established a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value
	September 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$397,170	$—	$397,170	$—
Fair value of forward fixed price contracts	4,063	—	4,063	—
Swap agreements and options	1,648	1,513	135	—
Total assets	$402,881	$1,513	$401,368	$—

Liabilities:
Obligations on forward fixed price contracts	$(12,254)	$—	$(12,254)	$—
Swap agreements and option contracts	(1,927)	(139)	(1,788)	—
Interest rate collars	(8,106)	—	(8,106)	—
Total liabilities	$(22,287)	$(139)	$(22,148)	$—

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  During the quarter ended September 30, 2009, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of September 30, 2009 and December 31, 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Federal statutory income tax rate	34.	0%	34.	0%	34.	0%	34.	0%
State income tax rate, net of federal tax benefit	6.	4%	6.	4%	6.	4%	6.	4%
Partnership income not subject to tax	(31.	5)%	(51.	8)%	(35.	7)%	(37.	0)%
Effective income tax rate	8.	9%	(11.	4)%	4.	7%	3.	4%

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

On October 22, 2009, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC’s regulatory review of the Partnership’s planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation.  The Partnership will continue to cooperate with the FTC during its review.  The Partnership cannot predict the outcome of the FTC’s review or its effect on the transaction.  As a result of the FTC review, closing of the transaction will not be completed in 2009 and remains subject to the FTC review, receipt of certain regulatory approvals and various other customary closing conditions.

Note 16.               Recently Issued Accounting Guidance

On September 30, 2009, the Partnership adopted guidance issued by the FASB to the authoritative hierarchy of nongovernmental U.S. GAAP.  These changes establish the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  This guidance and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have an impact on the Partnership’s consolidated financial statements.

On June 30, 2009, the Partnership adopted guidance issued by the FASB to fair value accounting.  This guidance relates to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e., forced liquidation or distressed sale).  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recently Issued Accounting Guidance (continued)

On June 30, 2009, the Partnership adopted guidance issued by the FASB to fair value accounting.  This guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.  See Note 13.

On June 30, 2009, the Partnership adopted guidance issued by the FASB to subsequent events.  This guidance establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The adoption of this guidance did not have an impact on the Partnership’s consolidated financial statements.  See Note 17.

On January 1, 2009, the Partnership adopted guidance issued by the FASB to fair value accounting and disclosures.  This guidance provides guidelines for the determination of the unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  The effect of the credit enhancement is to be excluded in the fair value measurement of the liability, and entities are required to disclose the existence of the inseparable third-party credit enhancement on the issued liability.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

On January 1, 2009, the Partnership adopted guidance issued by the FASB to earnings per share.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, should be included in the computation of earnings per share pursuant to the two-class method.  However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

On January 1, 2009, the Partnership adopted guidance issued by the FASB to earnings per share.  This guidance specifies the treatment of earnings per unit calculations when incentive distribution rights exist in master limited partnerships.  Further, when earnings exceed cash distributions, undistributed earnings are to be allocated to the general partner, limited partners and holders of the incentive distribution rights based on the distribution formula for available cash set forth in the partnership agreement.  Conversely, when cash distributions exceed earnings, net income (or loss) would be reduced (or increased) by distributions to the general partner, limited partners and holders of incentive distribution rights.  The excess of distributions over earnings would be allocated to the general partner and limited partners based on their respective sharing of losses set forth in the partnership agreement.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.  See Note 2.

On January 1, 2009, the Partnership adopted guidance issued by the FASB to intangible assets.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

On January 1, 2009, the Partnership adopted guidance issued by the FASB which requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance and cash flows.  See Note 5.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Recently Issued Accounting Guidance (continued)

On January 1, 2009, the Partnership adopted guidance issued by the FASB to accounting for business combinations.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  This guidance also requires that acquisition-related costs be recognized separately from the acquisition.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.

The Partnership adopted the guidance issued by the FASB to fair value accounting and disclosures.  This guidance defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements.  This guidance applies only to fair value measurements currently required or permitted and are expected to increase the consistency of those measurements.  On January 1, 2008, the Partnership adopted this guidance for its financial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009 for its non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis.  The adoption of this guidance did not have a material impact on the Partnership’s consolidated financial statements.  See Note 13.

Note 17.               Subsequent Events

The Partnership evaluated all events or transactions that occurred through November 6, 2009, the date the Partnership issued its financial statements.  Except as described below, no material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in the accompanying financial statements.

On November 5, 2009, the Partnership filed a definitive proxy statement with the SEC in connection with a proposal to amend its partnership agreement.  The definitive proxy materials will be mailed to unitholders of record as of November 5, 2009.

On October 22, 2009, the FTC issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC’s regulatory review of the Partnership’s planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation.  The Partnership will continue to cooperate with the FTC during its review.  The Partnership cannot predict the outcome of the FTC’s review or its effect on the transaction.  As a result of the FTC review, closing of the transaction will not be completed in 2009 and remains subject to the FTC review, receipt of certain regulatory approvals and various other customary closing conditions

In October 2009, the Partnership executed a forward starting swap with a major financial institution.  This swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR rate with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.

On October 21, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from July 1, 2009 through September 30, 2009.  On November 13, 2009, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 4, 2009.

On October 14, 2009, the General Partner distributed 69,444 common units pursuant to the Repurchase Program (see Note 12).

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

•              Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or to remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding units (including units held by our general partner and its affiliates), which could lower the trading price of our common units.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast.  For the three and nine months ended September 30, 2009, we sold approximately $1.3 billion and $4.1 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•              The condition of credit markets may adversely affect our liquidity.  In the past several months, world financial markets experienced a severe reduction in the availability of credit.  Although we have not been negatively impacted by this condition in the short-term, it is difficult to predict its impact on us in future quarters.  Possible negative impacts include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral.  In addition, we could experience a tightening of trade credit from our suppliers.

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

•              Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.  Results from our supply, marketing and terminalling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products.  Prices in the overall forward market for refined petroleum products may impact our ability to execute advantageous purchasing opportunities.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backwardated market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operation.  Lastly, higher prices for refined petroleum prices may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price.  Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

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

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Distributable cash flow means our net income plus depreciation and amortization less our maintenance capital expenditures.  Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

Three and nine months ended September 30, 2009 and 2008

During the three and nine months ended September 30, 2009, we experienced the following events:

•                  Refined petroleum product prices dramatically declined compared to the same periods in 2008 which we believe contributed to lower revenues and lower financing costs as a result of decreased borrowings to finance inventory.

•                  Temperatures for the three months ended September 30, 2009 were 9% colder than normal and 35% colder than the third quarter of 2008.  Temperatures for the nine months ended September 30, 2009 were 1% colder than normal and 8% colder than the same period in 2008.

•                  We increased our reserve for credit losses by expensing approximately $0.4 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.

•                  We believe heating oil conservation continued during the three and nine months ended September 30, 2009 even though prices declined.

•                  Additionally, we experienced the following events during the first quarter of 2008 that we did not experience during the three and nine months ended September 30, 2009:

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

The following table provides the prices of and percentage decreases in refined petroleum product and natural gas prices at the end of the first three quarters in 2009 as compared to each comparable quarter in 2008:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per barrel(2)	Natural Gas $ per barrel equivalent(3)

At March 31, 2008	$3.05	$2.62	$72.75	$64.38
At March 31, 2009	$1.34	$1.40	$40.00	$25.96
Change	(56%)	(47%)	(45%)	(60%)

At June 30, 2008	$3.90	$3.50	$111.30	$86.37
At June 30, 2009	$1.72	$1.90	$62.50	$26.15
Change	(56%)	(46%)	(44%)	(70%)

At September 30, 2008	$2.86	$2.48	$83.55	$47.41
At September 30, 2009	$1.80	$1.73	$63.15	$22.62
Change	(37%)	(30%)	(24%)	(52%)

(1)     Source:  New York Mercantile Exchange

(2)     Source:  Platts Oilgram Price Report

(3)     Source:  Platts Gas Daily Report

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008
Net income	$2,059	$1,007		$21,900	$8,372

Net income per diluted limited partner unit (1)	$0.15	$0.07		$1.60	$0.62

EBITDA (2)	$9,980	$10,053		$45,932	$35,322

Distributable cash flow (3)	$4,978	$4,151		$30,262	$18,208

Wholesale Segment:
Volume (gallons)	650,983	713,171		2,372,373	2,404,319
Sales
Distillates	$329,362	$677,381		$1,741,038	$3,164,368
Gasoline	871,770	1,468,790		2,093,759	3,727,534
Residual oil	6,594	23,765		23,937	67,342
Total	$1,207,726	$2,169,936		$3,858,734	$6,959,244
Net product margin (4)
Distillates	$15,456	$12,001		$62,786	$44,422
Gasoline	10,999	13,554		34,912	32,522
Residual oil	1,814	412		6,928	7,542
Total	$28,269	$25,967		$104,626	$84,486
Commercial Segment:
Volume (gallons)	46,728	38,439		167,989	142,018
Sales	$77,605	$102,143		$260,701	$331,536
Net product margin (4)	$3,717	$2,460		$11,241	$7,389
Combined sales and net product margin:
Sales	$1,285,331	$2,272,079		$4,119,435	$7,290,780
Net product margin (4)	$31,986	$28,427		$115,867	$91,875
Depreciation allocated to cost of sales	2,713	2,499		8,091	7,658
Combined gross profit	$29,273	$25,928		$107,776	$84,217

Weather conditions:
Normal heating degree days	96	96		3,750	3,781
Actual heating degree days	105	78		3,798	3,527
Variance from normal heating degree days	9%	(19%	)	1%	(7%	)
Variance from prior period actual heating degree days	35%	26%		8%	(7%	)

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reconciliation of net income to EBITDA:
Net income	$2,059	$1,007	$21,900	$8,372
Depreciation and amortization and amortization of deferred financing fees	3,979	3,749	12,017	11,241
Interest expense	3,742	5,297	10,940	15,414
Income tax expense	200	—	1,075	295
EBITDA	$9,980	$10,053	$45,932	$35,322

Reconciliation of cash flow provided by operating activities to EBITDA:
Cash flow provided by operating activities	$5,597	$60,097	$25,778	$54,124
Net changes in operating assets and liabilities and certain non-cash items	441	(55,341)	8,139	(34,511)
Interest expense	3,742	5,297	10,940	15,414
Income tax expense	200	—	1,075	295
EBITDA	$9,980	$10,053	$45,932	$35,322

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reconciliation of net income to distributable cash flow:
Net income	$2,059	$1,007	$21,900	$8,372
Depreciation and amortization and amortization of deferred financing fees	3,979	3,749	12,017	11,241
Maintenance capital expenditures	(1,060)	(605)	(3,655)	(1,405)
Distributable cash flow	$4,978	$4,151	$30,262	$18,208

Reconciliation of cash flow provided by operating activities to distributable cash flow:
Cash flow provided by operating activities	$5,597	$60,097	$25,778	$54,124
Net changes in operating assets and liabilities and certain non-cash items	441	(55,341)	8,139	(34,511)
Maintenance capital expenditures	(1,060)	(605)	(3,655)	(1,405)
Distributable cash flow	$4,978	$4,151	$30,262	$18,208

Consolidated Results

Our total sales for the third quarter of 2009 decreased by $986.7 million, or 43%, to $1,285.3 million compared to $2,272.1 million for the same period in 2008.  The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for the three months ended September 30, 2009 compared to the same period in 2008.  Our aggregate volume of product sold decreased by approximately 54 million gallons to 698 million gallons.  The decrease in volume primarily includes decreases of approximately 35 million gallons, 19 million gallons and 2 million gallons in gasoline, distillates and residual oil, respectively.  Our gross profit for the third quarter of 2009 was $29.3 million, an increase of $3.3 million, or 13%, compared to $25.9 million for the same period in 2008.  The increase was primarily due to higher net product margins in distillates.

Our total sales for the nine months ended September 30, 2009 decreased by $3,171.3 million, or 43%, to $4,119.4 million compared to $7,290.8 million for the same period in 2008.  The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for the nine months ended September 30, 2009 compared to the same period in 2008.  Our aggregate volume of product sold decreased by approximately 6 million gallons to 2,540 million gallons.  The decrease in volume primarily includes decreases of approximately 27 million gallons and 2 million gallons in gasoline and residual oil, respectively, offset by an increase of 16 million gallons in distillates.  Our gross profit for the nine months ended September 30, 2009 was $107.8 million, an increase of $23.6 million, or 28%, compared to $84.2 million for the same period in 2008.  The increase was primarily due to higher net product margins in distillates and gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended September 30, 2009 were $329.3 million compared to $677.4 million for the three months ended September 30, 2008.  During the first nine months of 2009, wholesale distillate sales were $1,741.0 million compared to $3,164.4 million for the same period in 2008.  The decreases of $348.0 million, or 51%, and $1,423.3 million, or 45%, for the three and nine months ended September 30, 2009, respectively, were due to the significantly lower refined petroleum product prices.

We experienced a 21 million gallon, or 11%, decrease in distillate volume sold for the third quarter of 2009 compared to the same period in 2008 which was attributed to increased competition in the marketplace and continued conservation.  We also experienced a 7 million gallon, or 1%, increase in distillate volume sold for the nine months ended September 30, 2009 compared to the same period in 2008.

Our net product margin from distillate sales increased by $3.5 million, or 29%, to $15.5 million for the three months ended September 30, 2009 and by $18.4 million, or 41% to $62.8 million for the nine months ended September 30, 2009 compared to the same periods in 2008, primarily attributable to better unit margins, improved margin and inventory management and advantageous purchasing opportunities.

Gasoline.  Wholesale gasoline sales for the three months ended September 30, 2009 were $871.8 million compared to $1,468.8 million for the same period in 2008.  During the first nine months of 2009, wholesale gasoline sales were $2,093.8 million compared to $3,727.5 million for the same period in 2008.  The decreases of $597.0 million, or 41%, and $1,633.8 million, or 44%, were due primarily to significantly lower gasoline prices compared to the prior periods and decreases in volume.

Our net product margin from gasoline sales decreased by $2.6 million to $11.0 million for the three months ended September 30, 2009 due to competition in the marketplace and a moderate decrease in volume sold.  Our net product margin from gasoline increased by $2.4 million to $34.9 million for the nine months ended September 30, 2009 compared to the same periods in 2008, primarily attributable to better unit margins, improved margin and inventory management and advantageous purchasing opportunities.

Residual Oil.  Wholesale residual oil sales for the three months ended September 30, 2009 were $6.6 million compared to $23.8 million for the three months ended September 30, 2008.  During the first nine months of 2009, residual oil sales were $23.9 million compared to $67.3 million for the same period in 2008.  The decreases of $17.2 million, or 72%, and $43.4 million, or 64%, were primarily due to significantly lower refined petroleum product prices compared to the prior periods and decreases in volume sold.  The decreases in volume sold were the result of continued conservation, current economic conditions and conversion and fuel switching related to the decrease in natural gas prices compared to residual oil prices.

Our net product margin contribution from residual oil sales increased by $1.4 million, or 340%, to $1.8 million for the three months ended September 30, 2009, primarily due to improved year-over-year margin and inventory management.  Our net product margin decreased by $0.6 million, or 8%, to $6.9 million for the nine months ended September 30, 2009 compared to the same periods in 2008 due to intensified competition in the marketplace.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 60% and 63% of total commercial volume sold for the three months ended September 30, 2009 and 2008, respectively, and approximately 62% and 67% for the nine months ended September 30, 2009 and 2008, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales for the quarter ended September 30, 2009 decreased by 25% compared to the same period in 2008.  For the nine months ended September 30, 2009, residual oil sales decreased 28% compared to the same period in 2008.  We attribute the decreases in sales to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.4 million, or 33%, to $13.8 million for the three months ended September 30, 2009 compared to $10.4 million for the same period in 2008.  The increase was primarily due to increases of $0.6 million in accrued bonuses, $0.5 million in compensation cost on our long-term incentive plan, $0.5 million in due diligence costs on potential expansion projects, $0.4 million in professional fees, $0.4 million in bad debt accrual due to some credit strain on our customer base, $0.3 million in costs associated with the expansion of our natural gas operations, and $0.7 million in various other variable SG&A expenses, including information systems and marketing and product promotion.

SG&A expenses increased by $13.5 million, or 43%, to $45.2 million for the nine months ended September 30, 2009 compared to $31.7 million for the same period in 2008.  The increase was primarily due to increases of $5.6 million in accrued bonuses, $1.5 million in bad debt accrual due to some credit strain on our customer base, $1.3 million in professional fees, $1.0 million in compensation cost on our long-term incentive plan, $0.8 million in due diligence costs on potential expansion projects, $0.5 million in employee benefits, $0.5 million in bank fees, $0.5 million in costs associated with the expansion of our natural gas operations and $1.8 million in various other variable SG&A expenses, including information systems and marketing and product promotion.

Operating Expenses

Operating expenses increased by $0.3 million, or 3%, to $8.7 million for the three months ended September 30, 2009 compared to $8.4 million for the same period in 2008.  The increase was primarily due to increased costs of approximately $0.5 million related to our recently leased storage facility in Long Island, New York, offset by a decrease of approximately $0.2 million in other operating expenses.

Operating expenses were relatively flat at $26.3 million for the nine months ended September 30, 2009 and $26.2 million for the same period in 2008.  During the firsts nine months of 2009, operating expenses included an increase of $1.2 million in costs related to our recently leased storage facility in Long Island, New York, offset by decreases of $1.0 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut and $0.2 million in other operating costs.

Interest Expense

Interest expense for the three months ended September 30, 2009 decreased by $1.6 million, or 29%, to $3.7 million compared to $5.3 million for the same period in 2008.  Interest expense for the nine months ended September 30, 2009 decreased by $4.5 million, or 29%, to $10.9 million compared to $15.4 million for the same period in 2008.  We attribute the decreases primarily to lower average balances on our working capital credit facility from carrying lower average balances on inventories and accounts receivable due to lower refined petroleum product prices.  In addition, interest rates were lower during the three and nine months ended September 30, 2009 compared to the same periods in 2008.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements and our capital expenditures.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $102.3 million to $300.9 million at September 30, 2009 compared to $198.6 million at December 31, 2008.

On February 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2008.  On May 15, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2009.  On August 14, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2009.  On October 21, 2009, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2009 through September 30, 2009 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business November 4, 2009.  We expect to pay the cash distribution of approximately $6.5 million on November 13, 2009.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $3.6 million and $1.4 million in maintenance capital expenditures for the nine months ended September 30, 2009 and 2008, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We generally fund our expansion capital expenditures through our cash generated from operations or our acquisition and working capital revolving credit facilities or by issuing additional equity.  We had approximately $4.4 million and $6.9 million in expansion capital expenditures for the nine months ended September 30, 2009 and 2008, respectively, to increase our operating capacity and capabilities.  Specifically, for the nine months ended September 30, 2009, expansion capital expenditures consisted of approximately $3.2 million in costs related to dock expansion and bringing formerly out-of-permit tanks back online at the Albany, New York terminal, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our recently leased storage facility in Long Island, New York and $0.1 million in other expansion capital expenditures.  Comparatively, for the nine months ended September 30, 2008, expansion capital expenditures included $4.9 million in expenditures related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$25,778	$54,124
Net cash used in investing activities	$(8,022)	$(8,288)
Net cash used in financing activities	$(18,017)	$(47,341)

Cash flow from operating activities generally reflects our net income, the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements related to acquisitions and general market conditions.

Net cash provided by operating activities was $25.8 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $54.1 million for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, refined petroleum product and natural gas prices declined significantly compared to the same period in 2008, causing the carrying values of our accounts receivable and accounts payable for the nine months ended September 30, 2009 to be less than the carrying values we experienced for the nine months ended September 30, 2008.  As a result, for the nine months ended September 30, 2009, we had decreases of $53.9 million and $54.0 million in accounts receivable and accounts payable, respectively, while, we had decreases of $125.0 million, $89.7 million and $78.5 million in inventories, accounts receivable and accounts payable, respectively, for the nine months ended September 30, 2008.  Due to favorable market conditions, we elected to use our storage capacity to carry increased inventories of approximately $180.0 million for the nine months ended September 30, 2009.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories.

The cash provided by operating activities is also reflected in the year-over-year increase in net income of $13.5 million and a $248.6 million change in the fair value of our forward fixed price contracts.  For the nine months ended September 30, 2009, contracts supporting our forward fixed price hedge program provided funds from the NYMEX of approximately $162.0 million while for the nine months ended September 30, 2008 similar hedging activity required margin payments of approximately $86.6 million to the NYMEX due to market direction.

Net cash used in investing activities was 8.0 million for the nine months ended September 30, 2009 compared to the same period in 2008 and included $3.6 million in maintenance capital expenditures and $4.4 million in expansion capital expenditures ($3.2 million in costs related to dock expansion and bringing formerly out-of-permit tanks back online at the Albany, New York terminal, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our recently leased storage facility in Long Island, New York and $0.1 million in other expansion capital expenditures).  Comparatively, for the nine months ended September 30, 2008, net cash used in investing activities included $8.3 million in total capital expenditures comprised of $1.4 million in maintenance capital expenditures and $6.9 million in expansion capital expenditures ($4.9 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.1 million related to conversion expenditures to handle ethanol-based gasoline and $0.9 million in other expansion capital expenditures).

Net cash used in financing activities was $18.0 million for the nine months ended September 30, 2009 and primarily included $19.6 million in cash distributions to our common and subordinated unitholders and our general partner, $3.5 million in the repurchases of common units held on our behalf pursuant to our Repurchase Program and for future satisfaction of our General Partner’s Obligations (as defined in Note 12 of Notes to Consolidated Financial Statements) and $0.3 million repurchased units held for tax obligations, offset by $5.4 million in net proceeds from our credit facilities.  Comparatively, for the nine months ended September 30, 2008, net cash used in financing activities included net payments on our credit facilities of $26.5 million, $19.6 million in cash distributions to our common and subordinated unitholders and our general partner and $1.2 million in payments on our note payable.

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

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½%, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½%, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates were approximately 3.5% and 4.5% for the three months ended September 30, 2009 and 2008, respectively, and 3.7% and 4.3% for the nine months ended September 30, 2009 and 2008, respectively.

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

As of September 30, 2009, we had total borrowings outstanding under our credit agreement of $438.9 million, including $71.2 million outstanding on our acquisition facility, and outstanding letters of credit of $64.5 million.  The total remaining availability for borrowings and letters of credit at September 30, 2009 and December 31, 2008 was $246.6 million and $211.3 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2009.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).

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

During the period from January 1, 2008 through July 20, 2008, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1½% and 1½ %, respectively, (2) the cost of funds rate, plus 1%, 1¾% and 1½ %, respectively, or (3) the bank’s base rate.  Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates were approximately 3.5% and 4.5% for the three months ended September 30, 2009 and 2008, respectively, and 3.7% and 4.3% for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, we had total borrowings outstanding under the credit agreement of $438.9 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated as a cash flow hedge and accounted for in accordance with the guidance issued by the Financial Accounting Standards Board.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of September 30, 2009, the three-month LIBOR rate of 0.45% was lower than the floor rate.  As a result, in November 2009, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $440,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of September 30, 2009, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in October 2009, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $196,700.  See Note 5 of Notes to Consolidated Financial Statements for further discussion on the interest rate collars.

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

At September 30, 2009, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

Gain (loss):

	Fair Value at September 30, 2009	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(14,279)	$(29,950)	$29,950
Swaps, options and other, net	(279)	(1,395)	(2,680)
	$(14,558)	$(31,345)	$27,270

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2009.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The required brokerage margin balance was $5 thousand at September 30, 2009.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2009, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC’s regulatory review of the Partnership’s planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation.  The Partnership will continue to cooperate with the FTC during its review.  The Partnership cannot predict the outcome of the FTC’s review or its effect on the transaction.  As a result of the FTC review, closing of the transaction will not be completed in 2009 and remains subject to the FTC review, receipt of certain regulatory approvals and various other customary closing conditions.

Item 1A.     Risk Factors

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended September 30, 2009:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit ($)	Programs(1)	Programs(1)
July 1 – July 31, 2009	28,025	17.91	28,025	—
August 1 – August 31, 2009	39,691	21.86	39,691	—
September 1 – September 30, 2009	29,700	23.06	29,700	—

(1)    On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of assisting us in meeting our general partner’s anticipated obligations to deliver common units under the LTIP and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner.  We are authorized to spend up to $6.6 million to acquire up to 445,000 of our common units in the aggregate, over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 6, 2009		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2009		By:	/s/ Thomas J. Hollister
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