Form 10-K
period 2009-12-31
GLOBAL PARTNERS LP
filed 2010-03-12
CIK 1323468

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2009 was approximately $90,218,519, based on a price per common unit of $18.55, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 9, 2010, 7,428,139 common units and 5,642,424 subordinated units were outstanding.

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

Items 1. and 2.    Business and Properties.

Overview

        We are a publicly traded Delaware limited partnership formed in March 2005. We have five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp., Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, our wholly owned subsidiary. Global Energy was formed to conduct our natural gas operations. It commenced operations in January 2010 after obtaining the necessary licensure. In addition, GLP Finance Corp. ("GLP Finance") is our wholly owned subsidiary. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel.

        We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2009, we sold approximately $5.8 billion of refined petroleum products and small amounts of natural gas. In 2009, we owned, leased or maintained dedicated storage facilities at 22 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 21 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail or truck and that collectively have approximately 9.3 million barrels of storage capacity. We also have throughput, exchange or other supply agreements at more than 50 bulk terminals and inland storage facilities.

        We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two segments, Wholesale and Commercial. In 2009, our Wholesale sales accounted for approximately 94% of our total sales and our Commercial sales accounted for approximately 6%.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results. In 2009, our volume in transportation fuels, which represents a growing portion of our sales, exceeded our heating oil volumes. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. Portions of our heating oil are sold on a forward fixed price basis.

Objective and Business Strategies

        Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following strategies:

  •
  Expand Assets and Marketing Businesses Within and Beyond Our Core Northeast Market.  We continue to pursue strategic and accretive acquisitions of assets and marketing businesses of refined petroleum products including, without limitation, gasoline, other transportation fuels and heating oil, as well as natural gas, within our existing area of operations and in new geographic areas. We also pursue strategic and accretive acquisitions of upstream or downstream retail marketing assets and businesses and transportation assets and businesses related thereto. We target assets or businesses with (1) terminal assets, (2) a marketing division that has, among other attributes, consistent cash flow and stable customer lists or (3) a combination of these attributes. We assign value to the marketing opportunities associated with terminal assets. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we continue to seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with two major suppliers of unbranded gasoline in several northeastern states as well as two distillate suppliers in the Northeast.

  •
  Pursue Organic Expansions and Improvements.  We continue to focus on improved returns through terminal expansions, product expansions, such as natural gas and biofuel, and operating efficiencies.

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

    As a result of these practices, in each of the past nine years, the amount of account receivables that we wrote off was insignificant as a percentage of sales. Our ability to manage our trade credit exposure helps us to expand our marketing business and allowed us to enter into marketing arrangements with third parties where we make the sales and assume the credit risk and the third party retains the commodity risk.

  •
  Minimize Our Exposure to Commodity Price Volatility.  We actively manage our business to minimize commodity price exposure by using hedging techniques. We seek to maintain a position that is substantially balanced between purchases and sales by establishing an offsetting sales position with a positive margin each time we commit to purchase a volume of product.

Product Sales

  General

        We sell our refined petroleum products in two segments, Wholesale and Commercial. The majority of products we sell can be grouped into three categories: gasoline, distillates and residual oil. In 2009, gasoline, distillates and residual oil accounted for approximately 52%, 42% and 6%, respectively, of our total volume sold.

        Gasoline.    We sell grades of unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market. We have the ability to blend gasoline, and we sell conventional gasoline and ethanol blended gasoline in the markets that require such products. Gasoline sales accounted for approximately 51%, 50% and 43% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

        Distillates.    Distillates are divided into home heating oil, diesel and kerosene. In 2009, sales of home heating oil, diesel and kerosene accounted for approximately 79%, 19% and 2%, respectively, of our total volume of distillates sold. Distillate sales accounted for approximately 44%, 46% and 50% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

        We sell generic home heating oil and Heating Oil Plus®, our proprietary premium branded heating oil. Heating Oil Plus® is electronically blended at the delivery facility. In 2009, approximately 11% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus®. In addition, we sell the additive used to create Heating Oil Plus® to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®. In 2009, approximately 34% of the volume of diesel we sold to wholesale resellers was Diesel One®.

        Residual Oil.    We are one of three primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications. Residual oil sales accounted for approximately 5%, 4% and 7% of total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

        We had one customer, ExxonMobil Oil Corporation ("ExxonMobil"), who accounted for approximately 22%, 20% and 14% of our total sales for the years ended December 31, 2009, 2008 and 2007, respectively.

  Wholesale

        In the Wholesale segment, we sell gasoline, home heating oil, diesel, kerosene and residual oil to unbranded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors. In 2009, this segment accounted for approximately 93% of our total volume sold. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput, exchange or other supply agreements. Please read "—Storage."

        In 2009, we sold unbranded gasoline and diesel, including Diesel One®, to approximately 975 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

        We have marketing arrangements with two major suppliers of unbranded gasoline in several northeastern states as well as two distillate suppliers in the Northeast. We enter into marketing arrangements with third parties where we make the sales and assume the credit risk and the third party retains the commodity risk.

        In 2009, we sold home heating oil, including Heating Oil Plus®, to over 1,100 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which currently uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as a vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2009, approximately 27% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2009, we sold residual oil to 21 wholesale distributors. Our Wholesale residual oil sales were accomplished through forward fixed price contracts or by using market-related prices, either posted prices or indexed prices, to reflect current market conditions.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales of unbranded gasoline, home heating oil, diesel, kerosene and residual oil to customers in the public sector and to large commercial and industrial customers, primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes custom blended distillates and residual oil delivered by barges or from a terminal dock. In 2009, this segment accounted for approximately 7% of our total volume sold.

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

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2009, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts and New Hampshire. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

        A majority of the contracts in our bid business are for a term of one year. We offer both fixed and indexed price and volume contracts to customers. The majority of bid activity is priced using an indexed price with the index typically chosen by the issuing authority in its solicitation for the bid proposal. The indexed prices are usually referenced to one of five industry publications and/or the utilization of regulated exchanges.

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

Supply

        Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, Europe and occasionally from Asia. During 2009, we purchased an average of approximately 222,000 barrels per day of refined petroleum products from approximately 105 suppliers. In 2009, our top ten suppliers accounted for approximately 63% of our product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management."

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

        Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term "basis risk" is used to describe the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of commodity at a different time or place, including, without limitation, transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated.

        With respect to the pricing of commodities, we enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchase and forward fixed price sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize the NYMEX and the Chicago Mercantile Exchange ("CME"), which are regulated exchanges for the energy products that they trade, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than make or receive physical deliveries. With respect to other energy products, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such trading policies and procedures, particularly if deception or other intentional misconduct is involved.

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. We own 11 bulk terminals in the Northeast and maintain dedicated storage facilities at another 11 bulk terminals, 10 of which are in the Northeast. Collectively, these bulk terminals provide us with approximately 9.3 million barrels of storage capacity. Additionally, we have throughput, exchange or other supply agreements at more than 50 bulk terminals and inland storage facilities.

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

Competition

        We encounter varying degrees of competition based on product and geographic locations. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. In our core Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of the majority of our residual storage facilities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas ("GHG") emissions from various sources in the United States. At the federal level, legislation was introduced in Congress in 2007, 2008, and 2009 to reduce greenhouse gas emissions in the United States. Such or similar federal legislation, which generally seeks to place an economy-wide cap on emissions of GHGs and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs, could be taken up in 2010 or later years. In addition, in December of 2009, the EPA issued a final rule declaring that six GHGs, including carbon dioxide and methane, "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allows the EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. In late September and early October of 2009, in anticipation of the issuance of the endangerment finding, the EPA officially proposed two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one that would regulate GHG emissions from motor vehicles and the other GHG emissions from large stationary sources such as power plants or industrial facilities. Numerous states, including many where we have operations, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. A regional cap and trade program, referred to as the Regional Greenhouse Gas Initiative, began January 1, 2009, and is designed to stabilize and reduce greenhouse gas emissions from fossil fuel-fired power plants in many Northeastern and Mid-Atlantic states. New federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

        As part of the 2008 Consolidated Appropriations Act, the EPA was also required to issue a rule requiring mandatory reporting of GHG emissions above certain thresholds from all sectors of the U.S. economy. The proposed rule included GHG reporting requirements for oil and natural gas systems ("Subpart W"), including underground natural gas storage facilities, but the EPA received extensive comments to Subpart W relating to the reporting of fugitive and vented methane emissions from the oil and gas sector. As a result, when the final rule was promulgated in October of 2009, the EPA decided not to issue Subpart W so that the agency could further consider alternative data collection procedures and methodologies. We anticipate that the EPA will re-issue a proposed rule regarding the reporting of GHG emissions from oil and natural gas systems sometime in 2010. Any GHG reporting rule covering our facilities will require us to meet additional recordkeeping and reporting requirements, but we do not believe that any such future requirement will have a material adverse affect on our business, financial position or results of operations.

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

        The name GLOBAL, our logos and the name Global Petroleum Corp. are trademarks of Global Companies LLC. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™ and SubZero®.

Facilities

        We lease office space for our principal executive office in Waltham, Massachusetts. The lease expires on December 31, 2015.

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employ approximately 250 full-time employees. We believe we have good relations with our employees.

        Certain of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in 2011. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in May 2010 (with respect to Albany and Newburgh and which we expect will be renewed in the ordinary course) and April 2011 (with respect to Glenwood Landing and Inwood). Certain of the employees assigned to our terminal in Oyster Bay (Commander),

New York are employed under a collective bargaining agreement that expires in April 2010. On February 25, 2010, we received a petition filed with the National Labor Relations Board ("NLRB") by the union representing certain employees assigned to Glenwood Landing and Inwood, New York ("Local 419) seeking to replace the incumbent union at our Oyster Bay, New York terminal ("Local 355"). On March 1, 2010, Local 355 filed a disclaimer of representation with the NLRB with respect to the Oyster Bay employees. We have entered into a Stipulation Election Agreement with Local 419 with respect to the Oyster Bay employees, and a representation election will be held in April 2010. If Local 419 is elected as the representative of the Oyster Bay employees, we will negotiate a new collective bargaining agreement with Local 419 for these employees. We do not believe the results of this election will have a material adverse effect on our operations.

        We have two shared services agreements, one with Global Petroleum Corp. and another with Alliance Energy LLC. The services provided among these entities by any employees shared pursuant to these agreements does not limit the ability of such employees to provide all services necessary to properly run our business. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements."

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

        The amount of cash we have available for distribution depends primarily on our cash flow, including working capital borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

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

        A significant decrease in demand for refined petroleum products in the areas that we serve could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products include:

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

        Results from our purchasing, storing, terminalling and selling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products. Prices in the overall forward market for refined petroleum products may impact our ability to execute advantageous purchasing opportunities. When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operation. Lastly, higher prices for refined petroleum products may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.

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

        We have a significant amount of debt. As of December 31, 2009, our total debt was approximately $533.8 million. We have the ability to incur additional debt, including the capacity to borrow up to $850.0 million under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

We may not be able to obtain funding on acceptable terms or obtain additional requested funding in excess of total commitments under our credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        Over the recent past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding.

        As a result, the cost of raising money in the debt and equity capital markets could increase while the availability of funds from those markets could diminish. The cost of obtaining money from the credit markets could increase as many lenders and institutional investors increase interest rates, enact tighter lending standards and reduce and, in some cases, cease to provide funding to borrowers.

        In addition, we may be unable to obtain adequate funding under our credit agreement because (i) one or more of our lenders may be unable to meet its funding obligations or (ii) our borrowing base under our credit agreement, as redetermined from time to time, may decrease as a result of price fluctuations, counterparty risk, advance rates and borrowing base limitations and customer nonpayment or nonperformance.

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

        Weather conditions have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the gross profit realized on those sales and, consequently, our financial condition, results of operations and cash available for distribution to our unitholders.

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

        We are exposed to risks of loss in the event of nonperformance by our customers and by counterparties of our forward and futures contracts, options and swap agreements and by our suppliers. Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks. The tightening of credit in the financial markets may make it more difficult for customers and counterparties to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment and nonperformance of our customers and counterparties. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties and the nonperformance by our suppliers could reduce our ability to make distributions to our unitholders.

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

        We are subject to competition from other refined petroleum product distributors and suppliers of natural gas that may be able to supply our customers with the same or comparable products and terminalling and storage services on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources and control substantially greater storage capacity than we do. Our ability to compete could be harmed by factors including, but not limited to, price competition and the availability of alternative and less expensive fuels, primarily natural gas.

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

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of two bulk terminals that we operate exclusively for our business and maintain dedicated storage facilities at another nine bulk terminals. The agreements governing these arrangements are subject to expiration at various dates through 2013. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for a terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. (which entity is owned by Alfred A. Slifka and Richard Slifka). As of December 31, 2009, this facility accounted for approximately 22% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2013. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

        Most of our arrangements with our customers are for a single season or on a spot basis. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum product and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

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

        Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to unitholders.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of greenhouse gases, might adversely affect our products and activities, including the storage of refined petroleum products, as well as waste management and our control of air emissions. President Obama stated in his campaign that climate change policy would be a priority of his administration, and the Democratic majority Congress has indicated that it will seek to enact legislation to reduce greenhouse gas emissions. Enactment of laws and passage of regulations regarding greenhouse gas emissions, or other actions to limit carbon dioxide emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations. Please read Items 1 and 2, "Business and Properties—Environmental" for more information.

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products we purchase, store, transport and sell.

        Various federal, state and local government agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Our business includes such commodities. Changes in product quality specifications, such as reduced sulfur content in refined petroleum products, or other more stringent requirements for fuels, could reduce our ability to procure product and our sales volume, require us to incur additional handling costs and/or require the expenditure of capital. For instance, different product specifications for different markets could require additional storage. If we are unable to procure product or recover these costs through increased sales, we may not be able to meet our financial obligations. Failure to comply with these regulations could result in substantial penalties. Please read Item 3, "Legal Proceedings—Environmental" for more information.

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

We depend on unionized labor for the operation of our terminal in Chelsea, Massachusetts and our five terminals in New York and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

        Certain of our employees at the terminal in Chelsea, Massachusetts and truck drivers directly employed by us are employed under collective bargaining agreements that expire in 2011. Certain of our employees at our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in May 2010 (with respect to Albany and Newburgh and which we expect will be renewed in the ordinary course) and April 2011 (with respect to Glenwood Landing and Inwood). Certain of our employees at our terminal in Oyster Bay (Commander), New York are employed under a collective bargaining agreement that expire in April 2010. On February 25, 2010, we received a petition filed with the NLRB by the union representing certain employees assigned to Glenwood Landing and Inwood, New York ("Local 419) seeking to replace the incumbent union at our Oyster Bay, New York terminal ("Local 355"). On March 1, 2010, Local 355 filed a disclaimer of representation with the NLRB with respect to the Oyster Bay employees. We have entered into a Stipulation Election Agreement with Local 419 with respect to the Oyster Bay employees, and a representation election will be held in April 2010. If Local 419 is elected as the representative of the Oyster Bay employees, we will negotiate a new collective bargaining agreement with Local 419 for these employees. We do not believe the results of this election will have a material adverse effect on our operations.

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

        Affiliates of our general partner, including directors and executive officers of our general partner, own a 44.3% limited partner interest in us and the 1.73% general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

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

  •
  Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces distributable cash flow, or a capital expenditure for acquisitions or capital improvements, which does not, and determination can affect the amount of cash distributed to our unitholders and the ability of the subordinated units to convert to common units.

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of December 31, 2009, affiliates of our general partner, including directors and executive officers of our general partner, owned 45.1% of our common and subordinated units. Also, if our general partner is removed without cause during the subordination period, as defined in the partnership agreement, and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

        As of March 9, 2010, we had 7,428,139 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, including the Partnership, provided that current public information is available relating to the Partnership. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for state tax purposes, our cash available for distribution to unitholders would be substantially reduced.

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

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation (referred to as the "Qualifying Income Exception"), affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. Although the legislation considered would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

Unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

        Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and could be taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file the U.S. federal income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although publicly traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued.

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

        We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2009, we conducted business in 16 states, some of which may impose a state income tax. We may own property or conduct business in other states or foreign countries in the future that imposes personal income tax. It is the unitholder's responsibility to file all federal, state and local tax returns. Unitholders are encouraged to consult their professional tax advisors regarding the state and local tax implications to their ownership of our common units.

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

  Environmental

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded total environmental liabilities of approximately $1.2 million. We have implemented the remedial action plans. We do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded total environmental liabilities of approximately $8.0 million. In June 2008, we submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. We have responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, we changed our estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. In July 2009, NYDEC approved the remedial action work plan, and we signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. We do not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the 2006 acquisition of our Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), we assumed certain existing environmental liabilities at the terminal. We did not accrue for these contingencies as we believe that the aggregate amount of these liabilities cannot be reasonably estimated at this time. We also executed an Administrative Order on Consent ("AOC") with the Environmental Protection Agency, Region III ("EPA, Region III") requiring certain investigatory activities at the Global Macungie Terminal. We believe that the investigatory activities required by the AOC have been completed, and we intend to submit a final report concerning these investigatory activities and request that EPA, Region III issue a Notice of Completion with respect to the AOC. Although we cannot predict whether EPA, Region III will grant this request, based upon current information, we do not anticipate that the outcome will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Furthermore, we do not believe that in the event EPA, Region III requests additional activities before issuing a Notice of Completion, those activities will result in material costs or have a material impact on our financial condition, results of operations or cash available for distribution to our unitholders. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

        Global Companies LLC, in addition to several affiliates, was named as one of over 50 defendants in two lawsuits alleging methyl tertiary-butyl ether ("MTBE") contamination of groundwater in Massachusetts. MTBE is an oxygenate that has been used extensively to reduce motor vehicle tailpipe emissions. In the cases of Town of Duxbury, et al. v. Amerada Hess Corp., et al., filed December 31, 2003, and City of Lowell v. Amerada Hess Corp., et al., filed December 30, 2004, plaintiffs allege that manufacturers, refiners and others involved in the distribution of gasoline containing MTBE are liable for the costs of investigating possible MTBE groundwater contamination, treating such contaminated groundwater where found, and related relief including treble damages and injunctive relief. The plaintiffs in these cases generally claim to be public water providers or municipal or other government authorities. These cases have been consolidated in multi-district litigation with over 60 other MTBE cases in federal court in the Southern District of New York. We entered into an agreement to settle these cases and, as a result, we paid $0.9 million during the quarter ended June 30, 2009. The matter with respect to Global Companies LLC and affiliates has been dismissed. See Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        On October 22, 2009, the Federal Trade Commission ("FTC") issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC's regulatory review of our planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation (the "Warex terminals"). We will continue to cooperate with the FTC during its review. We cannot predict the outcome of the FTC's review or its effect on the transaction. Closing of the transaction remains subject to the FTC's review, receipt of certain regulatory approvals and various other customary closing conditions. The FTC could oppose the completion of the transaction as currently structured or require changes that we may not find acceptable. We do not believe that the failure to acquire the Warex terminals would have a material adverse effect on our overall operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On December 9, 2009, we held a special meeting of our unitholders to consider and vote upon the approval to amend and restate the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007, as amended, to:

  •
  replace the terms "operating surplus" and "adjusted operating surplus" with the term "distributable cash flow" and thereby eliminate the term "working capital borrowings" in the partnership agreement;

  •
  increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and

  •
  remove the provisions that currently permit early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have "earned" the minimum quarterly distribution.

        Holders of approximately 70% of our outstanding common units voted in favor of the proposal. The voting results were as follows:

	Votes Cast
				Broker Non-Votes
	For	Against	Abstain
Approval to amend and restate the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007, as amended	4,761,171	404,753	16,801	—

        All holders of our 5,642,424 subordinated units voted for the approval to amend and restate the Second Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of May 9, 2007, as amended.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 3, 2010 was $24.25. At the close of business on March 3, 2010, based upon information received from our transfer agent and brokers and nominees, we had 4,627 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit(1)
	High	Low
2009
Fourth Quarter	$27.40	$18.51	$0.4875	(2)
Third Quarter	26.00	17.04	0.4875
Second Quarter	20.37	11.70	0.4875
First Quarter	14.50	8.58	0.4875
2008
Fourth Quarter	$14.01	$5.89	$0.4875
Third Quarter	16.40	8.29	0.4875
Second Quarter	22.16	15.52	0.4875
First Quarter	29.14	17.39	0.4875

(1)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(2)
On January 20, 2010, the board of directors of our general partner declared this distribution for the period from October 1, 2009 through December 31, 2009 which was paid on February 12, 2010.

        On December 9, 2009, our general partner entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"). The Partnership Agreement amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 2007, as amended, to: (i) replace the terms "operating surplus" and "adjusted operating surplus" with the term "distributable cash flow" and thereby eliminate the term "working capital borrowings," (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have "earned" the minimum quarterly distribution.

        We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.

        Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash is all cash on hand on the date of determination of available cash for the quarter;

  •
  less the amount of cash reserves established by our general partner to:

  •
  provide for the proper conduct of our business;

    •
    comply with applicable law, any of our debt instruments or other agreements; or

    •
    provide funds for distributions to unitholders and to our general partner for any one or more of the next four quarters.

        Affiliates of the Slifka family own 5,642,424 subordinated units. During the subordination period, the common units will have the right to receive distributions of available cash from distributable cash flow before any distributions of available cash from distributable cash flow may be made on the subordinated units in an amount equal to the minimum quarterly distribution of (a) $0.4125 per unit per quarter for all quarters ending on or prior to September 30, 2009 and $0.4625 per unit per quarter for all quarters ending on or after to September 30, 2009, (b) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. These units are deemed "subordinated" units because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

        The subordination period will extend until the first day of any quarter beginning after December 31, 2010 that each of the following tests are met: (1) distributions of available cash from distributable cash flow on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the distributable cash flow generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on each of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before December 31, 2010.

        We will make distributions of available cash from distributable cash flow for any quarter during the subordination period in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages as provided below.

        As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.27%	1.73%
First Target Distribution	$0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

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

Issuer Purchases of Equity Securities

        The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended December 31, 2009:

Period	Total Number Of Units Purchased	Average Price Paid Per Unit ($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2009	—	—	—	—
November 1 – November 30, 2009	10,100	23.30	10,100	—
December 1 – December 31, 2009	10,800	23.64	10,800	—

(1)
On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of assisting us in meeting our general partner's anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner. We are authorized to spend up to $6.6 million to acquire up to 445,000 of our common units in the aggregate, over an extended period of time, consistent with the general partner's obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

	Consolidated				Combined(1)	Successor	Predecessor
	Years Ended December 31,				Year Ended December 31,	October 4 through December 31,	January 1 through October 31,
	2009	2008	2007	2006	2005	2005	2005
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$5,818.4	$9,019.1	$6,757.8	$4,472.4	$4,045.8	$1,248.9	$2,796.9
Cost of sales	5,668.6	8,899.3	6,630.8	4,359.2	3,954.1	1,220.0	2,734.1

Gross profit	149.8	119.8	127.0	113.2	91.7	28.9	62.8
Selling, general and administrative expenses	61.0	42.1	45.5	43.0	40.4	10.5	29.9
Operating expenses	35.0	31.8	27.7	22.2	19.7	4.9	14.8
Amortization expense	3.0	2.9	2.3	1.5	1.6	0.4	1.2

Total operating costs and expenses	99.0	76.8	75.5	66.7	61.7	15.8	45.9

Operating income	50.8	43.0	51.5	46.5	30.0	13.1	16.9
Interest expense	(15.2)	(20.8)	(17.4)	(11.9)	(10.0)	(2.7)	(7.3)
Other income (expense), net	—	—	—	0.5	(0.9)	—	(0.9)
Gain on sale of investment(2)	—	—	14.1	—	—	—	—

Income before income tax expense	35.6	22.2	48.2	35.1	19.1	10.4	8.7
Income tax expense(3)	(1.5)	(1.1)	(1.2)	(1.6)	(1.0)	(1.0)	—

Net Income	34.1	21.1	47.0	33.5	$18.1	9.4	$8.7

Less: General partner's interest in net income	(0.8)	(0.6)	(1.0)	(0.7)	—	(0.2)	—

Limited partners' interest in net income	$33.3	$20.5	$46.0	$32.8	—	$9.2	—

Basic net income per limited partner unit(4)	$2.56	$1.57	$2.38	$2.46	—	$0.70	—

Diluted net income per limited partner unit(4)	$2.51	$1.57	$2.38	$2.46	—	$0.70	—

Basic weighted average limited partner' units outstanding	13.0	13.1	12.4	11.3	—	11.3	—

Diluted weighted average limited partner' units outstanding	13.3	13.1	12.4	11.3	—	11.3	—

Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(61.1)	$99.2	$(115.0)	$(54.5)	$(28.4)	$(34.1)	$5.7
Investment activities	(9.1)	(11.5)	(136.5)	(12.4)	(1.6)	(0.7))	(0.9)
Financing activities	69.9	(88.9)	249.7	69.0	28.4	(31.4))	(3.0)
Other Financial Data:
EBITDA(5)	$66.7	$58.1	$75.2	$51.5	$33.5	$14.4	$19.1
Adjusted EBITDA(5)	66.7	58.1	61.1	51.5	33.5	14.4	19.1
Distributable cash flow(6)	45.4	34.1	38.6	36.0	—	10.0	—
Capital expenditures(7)	9.1	11.5	13.7	5.9	1.8	0.7	1.1
Cash distributions per limited partner unit(8)	1.95	1.95	1.87	1.72	—	—	—
Operating Data:
Normal heating degree days(9)	5,630	5,630	5,630	5,630	5,630	1,875	3,755
Actual heating degree days	5,656	5,426	5,656	5,007	5,875	1,876	3,999
Variance from normal heating degree days	1%	(4)%	1%	(11)%	4%	—	7%
Variance from prior year actual degree days	4%	(4)%	13%	(15)%	2%	1%	3%
Total gallons sold (in millions)	3,404	3,550	3,288	2,486	2,674	758	1,916
Variance in volume sold from prior year	(4)%	8%	32%	(7)%	9%	—	—
Balance Sheet Data (at period end):
Cash and cash equivalents	$0.6	$0.9	$2.1	$3.9	$1.8	$1.8	—
Property and equipment, net	159.3	162.0	161.7	31.7	22.0	22.0	—
Total assets	1,052.7	889.3	1,159.2	638.9	554.7	554.7	—
Total debt	533.8	433.5	496.2	272.3	183.5	183.5	—
Total liabilities	895.3	745.8	998.9	535.7	478.4	478.4	—
Equity	157.4	143.5	160.3	103.2	76.3	76.3	—

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

(6)
Distributable cash flow is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7)
Capital expenditures are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(8)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during 2009, 2008, 2007 and 2006. See Note 15 of Notes to Consolidated Financial Statements included elsewhere in this report.

(9)
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

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the Northeast. In 2009, we sold approximately $5.8 billion of refined petroleum products and small amounts of natural gas.

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

        On December 9, 2009, our general partner entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"). The Partnership Agreement amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 2007, as amended, to: (i) replace the terms "operating surplus" and "adjusted operating surplus" with the term "distributable cash flow" and thereby eliminate the term "working capital borrowings," (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have "earned" the minimum quarterly distribution.

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

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

  •
  The condition of credit markets may adversely affect our liquidity.  In the recent past, world financial markets experienced a severe reduction in the availability of credit. Although we were not negatively impacted by this condition, possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral. In addition, we could experience a tightening of trade credit from our suppliers.

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

  •
  Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.  Results from our purchasing, storing, terminalling and selling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products. Prices in the overall forward market for refined petroleum products may impact our ability to execute advantageous purchasing opportunities. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In a backwardated market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins. When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for us which could adversely affect our results of operation. Lastly, higher prices for refined petroleum products may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price. Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

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

  Selling, General and Administrative Expenses

        Our SG&A expenses include, among other things, marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses. Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, benefits, and pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.

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

  Adjusted Net Income Per Diluted Limited Partner Unit

        We use adjusted net income per diluted limited partner unit to measure our financial performance on a per-unit basis. Adjusted net income per diluted limited partner unit is defined as net income after adding back a non-cash reduction in net income available to limited partners, divided by the weighted average number of outstanding diluted common and subordinated units, or limited partner units, during the period. The non-cash reduction for the year ended December 31, 2007 was the result of accounting for the sale of Class B units (see Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report). Although this non-cash reduction affected net income available to limited partners, it did not affect net income or distributable cash flow to limited partners, nor did it affect total partners' equity.

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

  Distributable Cash Flow

        Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. In December 2009, we amended our partnership agreement to restate the provisions governing conversion of the subordinated units to use distributable cash flow to test whether we have "earned" the minimum quarterly distribution. Distributable cash flow means our net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase distributable cash flow. Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships. Distributable cash flow for the year ended December 31, 2007 reflects the exclusion of the $14.1 million gain on investment (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report). Distributable cash flow should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

  Years Ended December 31, 2009, 2008 and 2007

        During 2009, we continued to optimize our terminal network by initiating organic expansion and other projects, primarily in Albany, New York, Oyster Bay, New York and Linden, New Jersey. These projects added approximately 1.3 million barrels of storage capacity, broadening the depth and breadth of our strategic asset base.

        During the year ended December 31, 2009, we experienced the following events:

  •
  Refined petroleum product prices dramatically declined during the first three quarters of 2009 compared to the same periods in 2008 which we believe contributed to lower revenues and lower financing costs as a result of decreased borrowings to finance inventory.

  •
  Refined petroleum product prices, however, dramatically increased during the fourth quarter of 2009 compared to the fourth quarter of 2008.

  •
  Due to the decline in refined petroleum product prices for most of 2009 and due to favorable market conditions, we elected to use our storage capacity to carry increased inventories of $225.6 million as of December 31, 2009 compared December 31, 2008.

  •
  Temperatures for 2009 were 1% colder than normal and 4% colder than 2008 while temperatures were 4% warmer than normal for 2008.

  •
  We increased our reserve for credit losses by expensing approximately $2.2 million.

  •
  We believe heating oil conservation continued during 2009 even though prices declined.

  •
  We believe the overall economic conditions affected our distillates and gasoline results.

  •
  We continued to experience a decline in our residual oil sales and volumes.

        The following table provides the percentage increases (decreases) in refined petroleum product and natural gas prices at the end of each quarter in 2009 as compared to each comparable quarter in 2008 and at the end of each quarter in 2008 as compared to each comparable quarter in 2007:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)
2009 compared to 2008
At March 31, 2008	$3.05	$2.62	$1.73	$1.53
At March 31, 2009	$1.34	$1.40	$0.95	$0.62
Change	(56)%	(47)%	(45)%	(59)%

At June 30, 2008	$3.90	$3.50	$2.65	$2.06
At June 30, 2009	$1.72	$1.90	$1.49	$0.62
Change	(56)%	(46)%	(44)%	(70)%

At September 30, 2008	$2.86	$2.48	$1.99	$1.13
At September 30, 2009	$1.80	$1.73	$1.50	$0.54
Change	(37)%	(30)%	(25)%	(52)%

At December 31, 2008	$1.41	$1.01	$0.85	$1.13
At December 31, 2009	$2.12	$2.05	$1.71	$1.07
Change	50%	103%	101%	(5)%

2008 compared to 2007
At March 31, 2007	$1.88	$2.11	$1.09	$1.20
At March 31, 2008	$3.05	$2.62	$1.73	$1.53
Change	62%	24%	59%	28%

At June 30, 2007	$2.03	$2.29	$1.31	$1.10
At June 30, 2008	$3.90	$3.50	$2.65	$2.06
Change	92%	53%	102%	87%

At September 30, 2007	$2.24	$2.07	$1.38	$1.01
At September 30, 2008	$2.86	$2.48	$1.99	$1.13
Change	28%	20%	44%	12%

At December 31, 2007	$2.64	$2.48	$1.79	$1.14
At December 31, 2008	$1.41	$1.01	$0.85	$1.13
Change	(47)%	(59)%	(53)%	(1)%

(1)
Source: New York Mercantile Exchange (closing price)

(2)
Source: Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)
Source: Platts Gas Daily Report (Tennessee zone delivered)

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

        In 2008, we experienced higher revenues and higher gasoline sales volumes, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil. Refined petroleum product and natural gas prices were higher during the first nine months of the year compared to 2007 and generally peaked in July of 2008 before dramatically decreasing during the fourth quarter as evidenced in the table above.

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

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit data):

	Years Ended December 31,
	2009	2008	2007
Net income as adjusted for one-time gains(1)	$34,134	$21,055	$32,895
Adjusted net income per diluted limited partner unit(2)	$2.51	$1.57	$3.70
Adjusted EBITDA(3)	$66,660	$58,132	$61,107
Distributable cash flow(4)	$45,433	$34,061	$38,638
Wholesale Segment:
Volume (gallons)	3,177,574	3,348,238	3,043,278
Sales
Distillates	$2,467,883	$4,044,039	$3,354,619
Gasoline	2,954,461	4,469,783	2,906,865
Residual oil	32,803	75,358	115,265

Total	$5,455,147	$8,589,180	$6,376,749
Net product margin(5)
Distillates	$95,098	$70,045	$86,358
Gasoline	40,706	36,451	11,463
Residual oil	9,430	11,671	23,667

Total	$145,234	$118,167	$121,488
Commercial Segment:
Volume (gallons)	226,193	202,088	244,343
Sales	$363,264	$429,943	$381,085

Net product margin(5)	$15,410	$11,835	$11,485
Combined sales and net product margin:
Sales	$5,818,411	$9,019,123	$6,757,834

Net product margin(5)	$160,644	$130,002	$132,973
Depreciation allocated to cost of sales	10,816	10,211	5,989

Combined gross profit	$149,828	$119,791	$126,984

Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,656	5,426	5,656
Variance from normal heating degree days	1%	(4)%	1%
Variance from prior period actual heating degree days	4%	(4)%	13%

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

        The following table presents a reconciliation of net income as adjusted for one-time gains to the most directly comparable GAAP financial measure on a historical basis (in thousands):

	Years Ended December 31,
	2009	2008	2007
Reconciliation of net income to net income as adjusted for one-time gains:
Net income	$34,134	$21,055	$47,013
Gain on sale of investment(1)	—	—	(14,118)

Net income as adjusted for one-time gains	$34,134	$21,055	$32,895

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

        The following table presents a reconciliation of adjusted net income per diluted limited partner unit to the most directly comparable GAAP financial measure on a historical basis:

	Years Ended December 31,
	2009	2008	2007
Reconciliation of net income per diluted limited partner unit to adjusted net income per diluted limited partner unit:
Net income per diluted limited partner unit	$2.51	$1.57	$2.38
Dilutive impact of non-cash reduction	—	—	1.32

Adjusted net income per diluted limited partner unit	$2.51	$1.57	$3.70

        The following table presents reconciliations of EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2009	2008	2007
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$34,134	$21,055	$47,013
Depreciation and amortization and amortization of deferred financing fees	15,909	15,126	9,613
Interest expense	15,188	20,799	17,408
Income tax expense	1,429	1,152	1,191

EBITDA	66,660	58,132	75,225
Gain on sale of investment(1)	—	—	(14,118)

Adjusted EBITDA	$66,660	$58,132	$61,107

Reconciliation of net cash (used in) provided by operating activities to EBITDA and adjusted EBITDA:
Net cash (used in) provided by operating activities	$(61,129)	$99,220	$(115,045)
Net changes in operating assets and liabilities and certain non-cash items	111,172	(63,039)	171,671
Interest expense	15,188	20,799	17,408
Income tax expense	1,429	1,152	1,191

EBITDA	66,660	58,132	75,225
Gain on sale of investment(1)	—	—	(14,118)

Adjusted EBITDA	$66,660	$58,132	$61,107

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

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2009	2008	2007
Reconciliation of net income to distributable cash flow:
Net income	$34,134	$21,055	$47,013
Depreciation and amortization and amortization of deferred financing fees	15,909	15,126	9,613
Gain on sale of investment(1)	—	—	(14,118)
Maintenance capital expenditures	(4,610)	(2,120)	(3,870)

Distributable cash flow	$45,433	$34,061	$38,638

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(61,129)	$99,220	$(115,045)
Net changes in operating assets and liabilities and certain non-cash items	111,172	(63,039)	171,671
Gain on sale of investment(1)	—	—	(14,118)
Maintenance capital expenditures	(4,610)	(2,120)	(3,870)

Distributable cash flow	$45,433	$34,061	$38,638

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Consolidated Sales

        Our total sales for 2009 decreased by $3,200.7 million, or 35%, to $5,818.4 million compared to $9,019.1 million for 2008. The decrease was driven primarily by significantly lower refined petroleum product and natural gas prices for most of 2009 compared to 2008. Our aggregate volume of product sold decreased by approximately 146 million gallons, or 4%, to 3,404 million gallons. The decrease in volume primarily includes decreases of approximately 84 million gallons, 63 million gallons and 11 million gallons in gasoline, distillates and residual oil, respectively, mostly attributed to continued conservation, increased competition in the marketplace and economic conditions, despite colder temperatures. Our gross profit for 2009 was $149.8 million, an increase of $30.0 million, or 25%, compared to $119.8 million for 2008. The increase was primarily due to higher net product margins in distillates and gasoline.

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

  Wholesale Segment

        Distillates.    Wholesale distillate sales for 2009 were $2,467.8 million compared to $4,044.0 million for 2008. The decrease of $1,576.2 million, or 39%, was due to the significantly lower refined petroleum product prices for most of 2009. We experienced a 73 million gallon decrease in distillate volume sold for 2009 compared to 2008 which was attributed to continued conservation, increased competition in the marketplace and economic conditions. Our net product margin from distillate sales increased by $25.1 million, or 36%, to $95.1 million 2009 compared to $70.0 million for 2008, primarily attributable to advantageous purchasing opportunities and improved unit margins through diligent inventory and sales management.

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

        Gasoline.    Wholesale gasoline sales for 2009 were $2,954.5 million compared to $4,469.8 million for 2008. The decrease of $1,515.3 million, or 34%, was due primarily to significantly lower gasoline prices for most of 2009 compared to 2008 and an 84 million gallon decrease in volume sold attributed to continued conservation, increased competition in the marketplace and economic conditions. Our net product margin from gasoline sales increased by $4.2 million to $40.7 million for 2009 compared to $36.5 million for 2008, primarily attributable to advantageous purchasing opportunities and improved unit margins through diligent inventory and sales management.

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

        Residual Oil.    Wholesale residual oil sales for 2009 were $32.8 million compared to $75.4 million for 2008. The decrease of $42.6 million, or 56%, was primarily due to significantly lower refined petroleum product prices for most of 2009 compared to 2008 and a decrease in volume sold. The decrease in volume sold was the result of continued conservation, current economic conditions and conversion and fuel switching related to the decrease in natural gas prices compared to residual oil prices. Our net product margin contribution from residual oil sales decreased by $2.2 million, or 19%, to $9.4 million for 2009 compared to $11.7 million for 2008 due to a decrease in volume sold and intensified competition in the marketplace.

        Wholesale residual oil sales for 2008 were $75.4 million compared to $115.3 million for 2007. The decrease of $39.9 million, or 35%, was primarily due to declines in residual oil volume sold despite an increase in refined petroleum product prices for most of 2008. Our net product margin contribution from residual oil sales decreased by $12.0 million, or 51%, to $11.7 million for 2008 compared to $23.7 million for 2007 due to conversion and fuel switching related to increased residual oil prices for most of 2008 relative to the prices of natural gas, a decrease in volume sold and intensified competition in the marketplace.

  Commercial Segment

        In our Commercial segment, residual oil accounted for approximately 61%, 67% and 75% of total commercial volume sold in 2009, 2008 and 2007, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold. Commercial residual oil sales and volume sold for 2009 decreased by 21% and 2%, respectively, compared to 2008. We attribute the decreases in sales and volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

        Commercial residual oil sales and volume sold for 2008 decreased by 1% and 27%, respectively, compared to 2007. We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants who are contracting their business activities in our territory.

  Selling, General and Administrative Expenses

        SG&A expenses for 2009 increased by approximately $19.0 million to $61.0 million compared to $42.1 million for 2008. We had increases in variable SG&A expenses of approximately $7.7 million in bonuses and $1.9 million in bad debt accruals and credit collections. Increases in other variable SG&A expense for 2009 included $3.6 million in project development and due diligence costs which are generally one-time in nature and, we believe, will position the partnership for future growth. Included in the $3.6 million are some enhancements we made in our information technology infrastructure, including implementing an enterprise-wide system that provides improved access to information about hedging activities, inventory, scheduling, pricing and sales activities.

        The increase in SG&A expenses was also due to increases of approximately $1.2 million in compensation costs on our long-term incentive plan, $0.9 million in salaries, $0.9 million in costs associated with the expansion of our natural gas operations, $0.6 million professional and consulting fees, $0.5 million in bank fees, $0.4 million in building and computer rent expenses, $0.4 million in franchise taxes and $2.4 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $1.5 million curtailment gain associated with the pension plan freeze (see Note 12 of Notes to Consolidated Financial Statements included elsewhere in this report).

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

  Operating Expenses

        Operating expenses were $35.0 million for 2009 compared to $31.8 million for 2008. Operating expenses for 2008, however, included an offset of $2.8 million due to a change in estimate of our remediation obligations under a proposed remedial action work plan submitted by us to NYDEC related to our Albany, New York terminal (see Note 10 of Notes to Consolidated Financial Statements included elsewhere in this report). If not for the $2.8 million offset, operating expenses for 2008 would have been approximately $34.6 million. The increase in 2009 operating expenses was primarily due to increased costs of approximately $1.7 million related to our leased storage facility in Oyster Bay (Commander) New York, offset by decreases of $1.0 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut and $0.3 million in other operating expenses.

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

  Amortization Expense

        Amortization expense was $3.0 million, $2.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase of $0.6 million in 2008 compared to 2007 was primarily the result of amortization related to intangible assets recognized as part of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminal acquisitions in 2007. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Interest Expense

        Interest expense for 2009 decreased by $5.6 million, or 27%, to $15.2 million compared to $20.8 million for 2008. We attribute the decrease primarily to lower average costs on our working capital revolving credit facility from carrying lower average balances on inventories and accounts receivable due to lower refined petroleum product prices for most of 2009. In addition, interest rates were lower during the 2009 compared to 2008.

        Interest expense for 2008 increased by $3.4 million, or 19%, to $20.8 million compared to $17.4 million for 2007. We attribute the increase primarily to higher average costs on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable due to increased refined petroleum product prices for most of 2008, despite the overall interest rate environment. In addition, the costs of borrowings under the credit agreement were increased commencing with the July 18, 2008 amendment to the credit agreement. Also, we had increased borrowings on our working capital and acquisition facilities to fund our terminal acquisitions in May and November of 2007.

  Gain on Sale of Investment

        The $14.1 million gain on sale of investment for the year ended December 31, 2007 represented the amount we realized on the March 2007 sale of our NYMEX Holdings, Inc. and related seats. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital increased by $96.6 million to $295.2 million at December 31, 2009 compared to $198.6 million at December 31, 2008.

        On February 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2008. On May 15, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the first quarter of 2009. On August 14, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the second quarter of 2009. On November 13, 2009, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the third quarter of 2009. On February 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2009.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2009 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations(1)(2)	$556,617	$240,807	$315,810	$—	$—
Operating lease obligations(3)	75,171	20,214	30,002	12,220	12,735
Capital lease obligations	577	271	306	—	—
Other long-term liabilities	10,563	2,048	1,031	1,384	6,100

Total	$642,928	$263,340	$347,149	$13,604	$18,835

(1)
Includes principal and interest on our working capital revolving credit facility at December 31, 2009.

(2)
The credit agreement has a contractual maturity of April 22, 2011 and no payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. In addition, our credit agreement, as amended, provides that in each calendar year the outstanding amount under our working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days.

(3)
Includes operating lease obligations with related parties. Please read Note 17, Related Party Transactions, of Notes to Consolidated Financial Statements.

        In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2009. Pricing is based on spot prices at the time of purchase. Please read Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our terminalling operations require investments to expand, upgrade and enhance existing operations, and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $4.6 million, $2.1 million and $3.9 million in maintenance capital expenditures for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity. We had approximately $4.5 million, $9.4 million and $147.8 million in expansion capital expenditures for the years ended December 31, 2009, 2008 and 2007, respectively. Specifically, for 2009, expansion capital expenditures consisted of approximately $3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our recently leased storage facility in Long Island, New York and $0.2 million in other expansion capital expenditures.

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

        We believe that we will have cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

  Cash Flow (in thousands)

	Years Ended December 31,
	2009	2008	2007
Net cash (used in) provided by operating activities	$(61,129)	$99,220	$(115,045)
Net cash used in investing activities	$(9,062)	$(11,510)	$(136,464)
Net cash provided by (used in) financing activities	$69,908	$(88,875)	$249,758

        Cash flow from operating activities generally reflects our net income, the purchasing patterns of inventory, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

        Net cash used in operating activities was $61.1 million for the year ended December 31, 2009 compared to net cash provided by operating activities of $99.2 million for year ended December 31, 2008, for a year-over-year decrease in cash from operating activities of $160.3 million.

        During the first three quarters of 2009, refined petroleum product and natural gas prices declined significantly compared to same periods in 2008, while refined petroleum product prices rose significantly during the fourth quarter of 2009 compared to the fourth quarter of 2008. Due to favorable market conditions, we elected to use our storage capacity to carry increased inventories. As a result of these factors, for the year ended December 31, 2009 compared to the year ended December 31, 2008, we had increases of approximately $225.6 million in inventories, $89.3 million in accounts receivable and $47.2 million in accounts payable and accrued expenses and other current liabilities. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories. The cash used in operating activities was offset by $34.1 million in net income and a $171.9 million change in the fair value of our forward fixed price contracts. For the year ended December 31, 2009, contracts supporting our forward fixed price hedge program provided these funds from the NYMEX due to market direction.

        Net cash provided by operating activities was $99.2 million for the year ended December 31, 2008 compared to cash used in operating activities of $115.0 million for the year ended December 31, 2007, for a year-over-year increase in cash from operating activities of $214.2 million.

        While refined petroleum product prices were higher for most of 2008 compared to 2007, they declined significantly during the fourth quarter of 2008, thereby causing the carrying values of our accounts receivable, inventories and accounts payable at December 31, 2008 to be less than the carrying values we experienced at the beginning of the year. As a result, we had decreases of $243.9 million in inventories, $192.5 million in accounts receivable, $151.6 million in accounts payable and $15.7 million accrued expenses and all other current liabilities. During the year ended December 31, 2007, we experienced increases in refined petroleum products prices, and we funded additional working capital requirements due to our acquisition of the Albany and Newburgh, New York and Burlington, Vermont terminals in May of 2007.

        The increase in cash provided by operating activities for 2008 compared to 2007 also included net income of $21.1 million, offset by $14.1 million representing the gain on the sale of our NYMEX Holdings, Inc. shares and related NYMEX seats in the first quarter of 2007, and a $195.0 million change in the fair value of our forward fixed price contracts and other derivatives. For the year ended December 31, 2008, contracts supporting our forward fixed price hedge program required these margin payments to the NYMEX due to market direction while for the year ended December 31, 2007, similar hedging activity provided funds from the NYMEX of $107.3 million.

        Net cash used in investing activities decreased by $2.4 million for the year ended December 31, 2009 compared to the year ended December 31, 2008 and included $4.6 million in maintenance capital expenditures and $4.5 million in expansion capital expenditures ($3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our recently leased storage facility in Long Island, New York and $0.2 million in other expansion capital expenditures).

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

        Net cash used in investing activities for year ended December 31, 2007 included $151.7 million in total capital expenditures comprised of $3.9 million in maintenance capital expenditures and $147.8 million in expansion capital expenditures. Expansion capital expenditures included $102.6 million to acquire the Albany and Newburgh, New York and Burlington, Vermont terminals and $35.4 million to acquire the Glenwood Landing and Inwood, New York terminals (for a total of $138.0 million in terminal acquisitions), $6.2 million related to construction in process on our leased terminal in Providence, Rhode Island and $3.6 million in other expansion capital expenditures. The net cash used in investing activities was offset by gross proceeds of $15.3 million from the sale of our investment in NYMEX Holdings, Inc. and related NYMEX seats.

        Net cash provided by financing activities was $69.9 million for the year ended December 31, 2009 compared to net cash used in financing activities of $88.9 million for the year ended December 31, 2008 and primarily included $100.3 million in net proceeds from our credit facilities, offset by $26.1 million in cash distributions to our common and subordinated unitholders and our general partner, $4.0 million in the repurchases of common units pursuant to our Repurchase Program for future satisfaction of our general partner's obligations and $0.3 million in repurchased units held for tax obligations. The general partner's obligations include anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner (see Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report).

        Net cash used in financing activities increased by $338.6 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. Net cash used in financing activities was $88.9 million for the year ended December 31, 2008 and included $61.5 million in net payments on our credit facilities, $26.1 million in cash distributions to our common and subordinated unitholders and our general partner, and $1.2 million in payments on our note payable. Comparatively, net cash provided by financing activities was $249.7 million for the year ended December 31, 2007 included net borrowings on our credit facilities of $224.3 million, consisting of $153.1 million in borrowings on our working capital revolving credit facility and $71.2 million in borrowings from our acquisition facility to fund the purchase of the Albany, Newburgh, Glenwood Landing and Inwood, New York and Burlington, Vermont terminals, and net proceeds of $49.1 million from the issuance of Class B units, offset by $23.3 million in cash distributions to our common and subordinated unitholders.

  Credit Agreement

        We, our general partner, our operating company and our operating subsidiaries have a four-year senior secured credit agreement. Pursuant to the credit agreement, we exercised our accordion feature (discussed below) and requested an increase in the Total WC Revolver Commitment (as defined in the credit agreement) in an amount equal to $100.0 million. On December 4, 2009, certain lenders under the credit agreement agreed to fund the $100.0 million increase, bringing the total available commitments under the credit agreement from $750.0 million to $850.0 million. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

        The credit agreement will mature on April 22, 2011. There are three facilities under our credit agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $750.0 million; the $750.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30;

  •
  an $85.0 million acquisition facility to be used for funding acquisitions similar to our business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

  •
  a $15.0 million revolving credit facility to be used for general purposes,

        In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to: (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $850.0 million. Any such request for an increase by us must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility. We, however, cannot provide assurance that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $850.0 million.

        Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the credit agreement, we can borrow only up to the level of our then current borrowing base. Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions. These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.

        During the period from January 1, 2008 through July 20, 2008 and for the year ended December 31, 2007, borrowings under our working capital revolving credit, acquisition and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates for the credit agreement were 3.6%, 4.6% and 6.3% for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        As of December 31, 2009, we had total borrowings outstanding under our credit agreement of $533.8 million, including $71.2 million outstanding on our acquisition facility. In addition, we had outstanding letters of credit of $105.0 million. The total remaining availability for borrowings and letters of credit at December 31, 2009 and 2008 was $211.2 million $211.3 million, respectively.

        The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio. We were in compliance with the foregoing covenants at December 31, 2009. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).

        The credit agreement provides that in each calendar year the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days. We have complied with this provision for the year ended December 31, 2009. It is anticipated that the seasonal decrease in working capital as we exit our heating season will contribute to a decrease in borrowings outstanding under our credit agreement.

        The credit agreement limits distributions to our unitholders to available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility. The revolving credit facility is subject to an annual "clean-down" period, requiring us to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year. We have complied with this provision for the year ended December 31, 2009.

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

        The lending group under the credit agreement includes the following institutions: Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/k/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; Calyon New York Branch; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2009, 2008 and 2007.

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

  Inventory

        We hedge substantially all of our inventory purchases through futures contracts and swap agreements. Hedges are executed when inventory is purchased and are identified with that specific inventory. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and replace it at a later date. Similarly, these suppliers may draw inventory from us and replace it at a later date. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current quoted market prices.

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

        We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements, and we have lease income from office space leased to an unrelated third party at one of our terminals. Additionally, we have capital leases for other computer equipment. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

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

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. Any net differential for exchange agreements is recorded as a nonmonetary adjustment of inventory costs in the purchases component of cost of sales in the statement of income.

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

        Interest Rate Hedges—We executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge. The first collar, which expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar's strike rates. The second collar, which expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates. Changes in the fair values of the collars are recorded as either an asset or a liability with a corresponding amount recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet.

        Forward Starting Swap—In October 2009, we executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

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

  Interest Rate Risk

        We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit facility. Therefore, from time to time, we utilize interest rate collars and swaps to hedge interest obligations on specific and anticipated debt issuances.

        During the period from January 1, 2008 through July 20, 2008 and for the year ended December 31, 2007, borrowings under our working capital revolving credit, acquisition credit and revolving credit facilities bore interest at our option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate. Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates were 3.6%, 4.6% and 6.3% for the years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009, we had total borrowings outstanding under the credit agreement of $533.8 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        We executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for in accordance with the guidance issued by the Financial Accounting Standards Board. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings. Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings. As of December 31, 2009, the three-month LIBOR rate of 0.27% was lower than the floor rate. As a result, in January 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $444,000.

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

Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings. Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings. As of December 31, 2009, the one-month LIBOR rate of 0.23% was lower than the floor rate. As a result, in January 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $205,000.

        In addition, in October 2009, we executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. See Note 3 of Notes to Consolidated Financial Statements for additional information on the interest rate collars and the forward starting swap.

  Commodity Risk

        We hedge our exposure to price fluctuations with respect to refined petroleum products in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX and the Chicago Mercantile Exchange and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

        We enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchases and forward fixed price sales of refined petroleum products. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX and the Chicago Mercantile Exchange, which are regulated exchanges for energy products that it trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries. With respect to other energy products, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        At December 31, 2009, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

        (Loss) gain:

	Fair Value at December 31, 2009	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(12,221)	$(38,535)	$38,535
Swaps, options and other, net	(1,130)	(8,849)	(5,123)

	$(13,351)	$(47,384)	$33,412

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2009. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The brokerage margin balance was $18.1 million at December 31, 2009.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of

1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2009.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2009 and 2008, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2010

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

        The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	77	Chairman
Richard Slifka	69	Vice Chairman
Eric Slifka	44	President, Chief Executive Officer and Director
Thomas J. Hollister	55	Chief Operating Officer, Chief Financial Officer and Director
Edward J. Faneuil	57	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	62	Executive Vice President, Treasurer and Chief Accounting Officer
David K. McKown	72	Director
Robert J. McCool	71	Director
Kenneth I. Watchmaker	67	Director

        Alfred A. Slifka was elected Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors for over fifty years. Mr. Slifka served as Chairman of the board of directors of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a member of, is employed by and serves as Chairman of the board of directors of Alliance Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of the New England Fuel Institute, Petroleum Institute Research Foundation, and Children's Hospital. He is a past member of the boards of directors of Citibank and Trust and of Griffiths Consumer Company, the board of overseers of Beth Israel Deaconess Hospital, and numerous other civic and charitable organizations. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board.

        Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a member of, is employed by and serves as Treasurer and Vice Chairman of the board of directors of Alliance Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States. Mr. Slifka also is a shareholder, a director and the Treasurer of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of directors of New England Fuel Institute, Independent Fuel Terminal Operators Association (where he also serves as president), and National Oil Heat Research Alliance. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Vice Chairman of the Board. Alfred A. Slifka and Richard Slifka are brothers.

        Eric Slifka was elected President, Chief Executive Officer and a director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is a member of the board of directors and an owner of Alliance Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States. He currently serves as a member of the board of directors of the Mass Oil Heat Council, the National Oilheat Research Alliance and the Energy Policy Research Foundation. He also is a member of the boards of directors of the Cystic Fibrosis Foundation, Massachusetts Youth Committed to Winning, and Buckingham, Browne & Nichols. Mr. Slifka's extensive experience in all aspects of our business and his position as President and Chief Executive Officer of our general partner make him uniquely qualified to serve as a director of our general partner. Mr. Slifka is the son of Alfred A. Slifka and the nephew of Richard Slifka.

        Thomas J. Hollister was elected to serve as a director of our general partner in August 2009. He has served as Chief Operating Officer and Chief Financial Officer of our general partner since January 2007 and Chief Financial Officer of our general partner since July 2006, when he was first employed with our general partner. From 2005 to March 2006, Mr. Hollister served as Vice Chairman of Citizens Financial Group and as Chairman, President and Chief Executive Officer of Citizens Capital, Inc., Citizens Financial Group's private equity and venture capital business. From 2004 to 2005, he served as President and Chief Executive Officer of Charter One Bank. From 1998 to 2004 he served as President and Chief Executive Officer of Citizens Bank of Massachusetts. Mr. Hollister currently serves on the board of directors of Brookline Bancorp, where he serves as audit chair. He is the former chair of the Greater Boston Chamber of Commerce and currently serves on its Executive Committee. He is chair of the board of Tufts Medical Center and vice-chair of the board of Wheaton College. He is chair of the Initiative for a New Economy. He previously served on the boards of directors of the Massachusetts Bankers Association, Macomber Construction Company, the Massachusetts Housing Investment Corporation, Savings Bank Life Insurance of Massachusetts and the Massachusetts Community & Banking Council (where he served as chair of the board). Mr. Hollister has received awards on behalf of his work for the Massachusetts Association of Community Development Corporations, Habitat for Humanity, the New England Center for Children, Rogerson Communities and the Small Business Administration. His extensive financial and executive experience, as well as his broad community ties, are assets for our board of directors.

        Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He currently serves on the board of directors of New England Fuel Institute.

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

        David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a major research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston's energy lending group and the head of BankBoston's real estate and corporate finance departments. He also was a managing director of BankBoston's private equity unit. Mr. McKown has served on the boards of 4 public companies and 4 private companies in a variety of industries. He currently serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown's extensive financial expertise and longstanding work in BankBoston's energy practice make him well qualified to serve as a director of our general partner.

        Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. He has been an Advisor to Tetco Inc., a privately held company in the energy industry, since 1967. Mr. McCool has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. acquisitions. Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil's North and South America marketing and refining business. Mr. McCool's extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner.

        Kenneth I. Watchmaker was elected to serve as a director of our general partner, a member of the conflicts and compensation committees of the board of directors of our general partner, and chair of the audit committee of the board of directors of our general partner in October 2005. He subsequently became chair of our general partner's compensation committee as well. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 until March 2006, when he elected to retire in connection with the sale of Reebok International Ltd to adidas-Salomon AG. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at Ernst & Young LLP., where he had various responsibilities including partner in charge of merger and acquisition services, regional partner in charge of bankruptcy and insolvency services and regional partner in charge of retail industry services. Mr. Watchmaker also serves as a director and the chair of the audit committee of American Biltrite Inc. Mr. Watchmaker's broad audit and accounting experience, as well as his significant corporate and financial experience as a senior executive with public companies, make him a valuable member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that during the year ended December 31, 2009, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except one Form 4 filing with respect to phantom units awarded to Mr. Eric Slifka which was filed on October 16, 2009.

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

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2009.

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

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Mr. Thomas J. Hollister, our Chief Financial Officer ("CFO") and Chief Operating Officer, and the two other most highly compensated executive officers during 2009, who are Mr. Charles A. Rudinsky, our Treasurer and Chief Accounting Officer, and Mr. Edward J. Faneuil, our Executive Vice President and General Counsel. Messrs. Slifka, Hollister and Faneuil are parties to employment agreements with our general partner. Mr. Rudinsky is an employee at will with no employment agreement.

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

Compensation Methodology

        Our general partner uses third-party consultants to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans. In 2008, our general partner engaged W.F. Conover III, Ltd. as an independent compensation consultant to provide advice and assistance to the Compensation Committee on matters related to named executive officer compensation as well as our general compensation programs (i.e., short-term and long-term incentive programs). In 2009, Michael Conover, the principal at W.F. Conover III, Ltd. who provided consulting services to our general partner, moved to BDO Seidman, LLP. References to "Conover" hereinafter mean our compensation consultant, whether the consulting services were provided through W.F. Conover III, Ltd. or BDO Seidman, LLP.

        Conover has worked with our management and the Compensation Committee to assess the competitiveness of our executive compensation program and to undertake a more comprehensive, broad-based analysis of market information. Specifically, in 2008 Conover utilized the following data sources to develop overall consensus values for executive compensation: (i) data from the Watson Wyatt Worldwide Executive Compensation Survey: Energy (2008 Report) for 15 energy companies with revenues from $4 billion to $8 billion; (ii) data with respect to a group of more than 220 companies with market capitalizations of $200 million to $600 million, a range which was comparable to our market capitalization at the time of the study; and (iii) data with respect to a multi-factor based group of 17 energy and non-energy companies which had market capitalizations of $200 million to $600 million and between 100 to 600 employees. Conover also examined the responsibilities assigned to each of our executive officer positions in relation to the external positions to which they were compared, exercised judgment in terms of the relevance of each of the market data sources, and made adjustments to arrive at a competitive market benchmark for each executive position.

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

        The multi-factor based group of 17 energy and non-energy companies referenced above includes:

    American Ecology Corp.
    American Vanguard Corp.
    Aventine Renewable Energy
    Balchem Corp.
    Electro Rent Corp.
    EnergySouth, Inc.
    Flotek Industries Inc.
    Fuel Tech, Inc.
    Houston Wire & Cable Co.
    Metalico Inc.
    Penford Corp.
    Pioneer Companies Inc.
    Semco Energy Inc.
    Symyx Technologies Inc.
    Topps Co. Inc.
    Uranium Resources Inc.
    Verenium Corp.

        In 2008, Conover also worked with our Compensation Committee to revise the structure of our CEO's compensation by reducing his base salary, establishing an annual short-term incentive program with both performance-based and discretionary components, and granting him phantom units that vest over the term of his new multi-year employment agreement with our general partner.

        In 2008 and 2009, Conover worked with our Compensation Committee to develop new short and long-term incentive plans for our named executive officers. These plans were structured to support the overall objectives of our compensation program by linking a significant portion of our named executive officers' compensation to our short and longer-term business goals. In 2009 several of our general partner's employees (including the named executive officers) were granted phantom units with elapsed time and performance-based vesting requirements.

Elements of Compensation

        Our executive compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. When our performance goals are met, we expect the total compensation levels (i.e., salary plus short and long-term incentives) for our named executive officers to fall between the median (50th percentile) and 75th percentile compensation levels in our competitive marketplace. When we perform above or below our performance goals, we expect that will be reflected in our compensation levels.

        The elements of 2009 executive officer compensation of our general partner are base salary, discretionary bonus, short and long-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

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

  •
  Our Chief Accounting Officer, who also serves as our Treasurer, is responsible for our financial analyses for our acquisition due diligence.

        Base salaries for three of our four named executive officers are set by the terms of their respective employment agreements. These terms place their salaries above our positioning goal. However, salaries for our named executive officers were not increased in 2009. Effective as of January 1, 2009, our CEO's base salary was reduced and a contractual annual cost of living adjustment was eliminated in his new employment agreement. These decisions reflect our commitment to managing salaries toward our goal in the future.

Short-Term Incentive Awards—Contractual

        No contractual incentives were paid to our named executive officers in 2009. Mr. Slifka, Mr. Faneuil and Mr. Rudinsky also did not receive contractual incentives in 2007 or 2008.

        Thomas Hollister, our COO and CFO, is entitled to annual contractual bonuses under his employment agreement with our general partner based upon our achievement of specific targets established by the Compensation Committee. In 2007 Mr. Hollister was entitled to a contractual bonus of $130,000 because our distributable cash flow was in excess of the distributable cash flow target established by the Compensation Committee for the 2007 calendar year. Mr. Hollister was not entitled to a contractual bonus in 2008 because the distributable cash flow target established by the Compensation Committee for 2008 was not achieved. In 2009, the Compensation Committee implemented our general partner's Short-Term Incentive Plan (see Short-Term Incentive Plan), and Mr. Hollister was paid a discretionary bonus thereunder in an amount in excess of what he would have received as a contractual bonus under his employment agreement with our general partner. For purposes of determining whether a specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures.

Annual Bonuses—Discretionary

        Our general partner establishes a cash bonus pool each year to fund discretionary bonus awards. The bonus pool is determined based on the amount of distributable cash flow generated by us, as adjusted by the Compensation Committee. The Compensation Committee determined discretionary bonus awards to our CEO. Discretionary bonus awards for all other named executive officers were determined by the Compensation Committee based upon recommendations by our CEO, taking into account our performance and the individual performance of each of our named executive officers.

        Our performance was measured by distributable cash flow, by the organic development of our existing markets, and by the achievement of accretive acquisitions that are "bolt-on" and/or "step-out" in nature. "Bolt-on" acquisitions expand our geographic reach into markets that are adjacent to our existing markets, and allow us to leverage our existing expertise and customer and supplier relationships. "Step-out" transactions involve our acquisition of physical assets and expansion into new markets. In addition to considering the nature and scope of the transactional work performed by our named executive officers in 2007, review of their individual performance included consideration for each named executive officer's role in (i) maintaining compliance with applicable securities and corporate governance requirements such as Section 404 of the Sarbanes-Oxley Act of 2002, (ii) developing and deepening our investor relations, and (iii) advancing our growth strategies. The discretionary bonus payments awarded to each of Messrs. Slifka, Hollister, Faneuil and Rudinsky for their performance in 2007 were $675,000, $220,000, $125,000 and $125,000, respectively.

        The Compensation Committee elected to not award any discretionary bonus payments in respect of 2008. Consequently, no discretionary bonus payments were awarded to our named executive officers for 2008.

        Our compensation program for named executive officers contains a provision for the Compensation Committee to award a discretionary bonus to recognize significant contributions made by an executive in the course of the year. Typically, these are one-time awards and not associated with any of our incentive plans. For 2009, the Compensation Committee awarded discretionary bonuses of $115,000 and $50,000, respectively, to Messrs. Hollister and Faneuil. These bonuses recognized Mr. Hollister's and Mr. Faneuil's successful accomplishment of several critical objectives for the Partnership during 2009.

Short-Term Incentive Plan

        Our general partner established a cash bonus pool for 2009 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner's short-term incentive plan for 2009 (the "STIP") included a performance-based component, for which 60% of the cash bonus pool was available (the "STIP Performance Component"), and a discretionary component, for which 40% of the cash bonus pool was available (the "STIP Discretionary Component"). Incentive awards earned under the STIP were based on the Partnership's actual performance in relation to a specified objective for distributable cash flow established by our Compensation Committee in February 2009 (the "DCF objective"). The Partnership's DCF objective for 2009 was $38 million, which was exceeded by the Partnership's actual distributable cash flow of $45.4 million (or 119.5% of the DCF objective) for 2009.

        Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his base salary. The 2009 incentive target values were: 100% (or $800,000) for Mr. Slifka; 58% (or $337,500) for Mr. Hollister; 37% (or $137,500) for Mr. Faneuil; and 41% or ($112,500) for Mr. Rudinsky. 60% of the target value for each named executive officer was allocated to his STIP Performance Component (the "60% Performance-Based Payout Target"), and 40% was allocated to his STIP Discretionary Component (the "40% Discretionary Payout Target").

        STIP Performance Component (60% of the award opportunity):    Under the terms of the STIP, 100% of the STIP Performance Component was earned when the DCF objective was achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, and a reduced payout under the STIP Performance Component when the DCF objective is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. Using the award payout grid, the Partnership's actual distributable cash flow of 119% of the DCF objective in 2009 resulted in award payouts equal to 129% of each named executive officer's 60% Performance-Based Payout Target.

        STIP Discretionary Component (40% of the award opportunity):    The Compensation Committee uses the same performance metric to determine the size of the cash bonus pool available for awards under the STIP Discretionary Component as it uses to determine award payouts under the STIP Performance Component. Accordingly, by applying the award payout grid to the Partnership's actual distributable cash flow of 119% of the DCF objective in 2009, the cash bonus pool available for all 2009 STIP Discretionary Component payout awards was capped at 129% of the aggregate amount of all 2009 40% Discretionary Payout Targets. Individual award payouts under the STIP Discretionary Component are entirely within the discretion of the Compensation Committee, taking into account the recommendations of the general partner's CEO. For 2009, these awards could range from 0% to 129% of each named executive officer's 40% Discretionary Payout Target.

        Each of our named executive officers earned a short-term incentive award for 2009. A summary of these awards appears in the table below:

Name		Target Value as a Percentage of Salary	Target Value ($)	2009 Award Payouts ($)
Eric Slifka	Total Award	100%	800,000	1,032,968
	Performance	60%	480,000	619,781
	Discretionary	40%	320,000	413,187
Thomas J. Hollister	Total Award	58%	337,500	435,784
	Performance	35%	202,500	261,470
	Discretionary	23%	135,000	174,313
Edward J. Faneuil	Total Award	37%	137,500	177,541
	Performance	22%	82,500	106,525
	Discretionary	15%	55,000	71,017
Charles A. Rudinsky	Total Award	41%	112,500	125,261
	Performance	25%	67,500	87,157
	Discretionary	16%	45,000	38,104

Long-Term Incentive Plan

        2007 Awards.    Commencing in 2006 and continuing into 2007, Wilson Group™ made recommendations to management and the Compensation Committee with respect to the development and implementation of our LTIP as a performance-based non-cash incentive for our named executive officers, non-executive officers, managers and independent directors.

        On August 14, 2007, the Compensation Committee made the initial grant of awards of phantom units and associated distribution equivalent rights ("DERs") under the LTIP to the named executive officers and independent directors of our general partner (see "Employment and Related Agreements—Equity Award" below). The vesting of these phantom units was subject to a performance goal which had two components: (a) quarterly distributions to the holders of our limited partner units could not decrease at any time during the period from January 1, 2007 through December 31, 2009 (the "Restricted Period"); and (b) cumulative distributable cash flow over the Restricted Period had to equal or exceed the cumulative amount necessary to have achieved a certain coverage over pro forma average annual distribution increases of a certain percentage per limited partner unit (determined on a fully diluted basis, and giving effect to distributions to the general partner, including incentive distributions). On March 10, 2009, the Compensation Committee determined that the performance goal for these phantom units had been achieved on December 31, 2009. Additionally, on December 31, 2009 the named executive officers continued to be employed by our general partner and the independent directors continued in their service as directors of our general partner, which was also a condition for the vesting of their respective phantom unit awards. Upon the Compensation Committee's determination that the performance target was achieved, the phantom units that were granted on August 14, 2007 became payable on a one-for-one basis in our common units (or cash equivalent) and the DERs that were granted in tandem with the phantom units also vested. Our general partner intends to deliver promptly to the named executive officers and independent directors (i) common units purchased by our general partner in the open market, and (ii) cash (to the extent not used by each recipient to satisfy his tax obligations in respect of the award) in payment for the phantom units and DERs.

        2008 CEO Award.    On December 31, 2008, pursuant to a contractual commitment in Eric Slifka's employment agreement with our general partner, the Compensation Committee granted to Mr. Slifka

99,700 phantom units together with a contingent right to receive an amount in cash equal to the number of then outstanding phantom units granted to Mr. Slifka multiplied by the cash distributions per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units vest in six equal installments on June 30 and December 31 of 2009, 2010 and 2011; provided, however, that in accordance with the terms of Mr. Slifka's employment agreement, if Mr. Slifka's employment is terminated (i) for reason of death or disability, or (ii) without cause or for constructive termination, in either case within 12 months following a change in control, then all unvested phantom units shall vest on the applicable termination date. Additionally, if Mr. Slifka's employment is terminated without cause or for constructive termination but such termination does not occur within 12 months following a change in control, then a prorated portion of the phantom units scheduled to vest at the end of the then applicable six-month period will vest on the date of termination, such proration to be based upon the number of full months' service provided by Mr. Slifka during such six-month period. In accordance with Mr. Slifka's employment agreement, 16,617 phantom units vested on each of June 30, 2009 and December 31, 2009. The general partner delivered to Mr. Slifka common units that it purchased in the open market and cash (to the extent not used by Mr. Slifka to satisfy his tax obligations in respect of the award) in payment for the vested phantom units.

        2009 Awards.    On February 5, 2009, the Compensation Committee granted 88,183, 61,728, 48,501 and 17,637 phantom units (without DERs) under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Grant levels were established by the Compensation Committee to achieve the overall objectives of the compensation program.

        The phantom units granted in 2009 will vest and become payable on a one-for-one basis in common units (and/or cash in lieu thereof) on December 31, 2013 (or potentially sooner as described below). All or a portion of the phantom units granted to our named executive officers may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods. Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from January 20, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from May 20, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. "Average Unit Price" means the closing market price per common unit for any 10-consecutive trading day period.

        The phantom units granted to Mr. Slifka on February 5, 2009 that do not otherwise vest early as described above will be subject to a performance goal. Specifically, any unvested phantom units held by Mr. Slifka on December 31, 2013 will vest only if the Partnership makes cumulative distributions on all units of the Partnership outstanding during the 20 consecutive quarters ending December 31, 2013 in an amount equal to or exceeding the minimum quarterly distribution (as defined in the Partnership's Agreement of Limited Partnership) on all such units.

        Any phantom units granted on February 5, 2009 that have not vested as of the end of the five year cliff vesting period will be forfeited. Additionally, upon a change of control event (as defined in the grant, as amended), all outstanding phantom units that were granted on February 5, 2009 to Messrs. Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Slifka, without regard to the achievement of the performance goal.)

        A portion (25%) of the February 5, 2009 phantom units vested on August 21, 2009 when the Compensation Committee determined that the first Average Unit Price condition ($21.00 for 10 consecutive trading days) was satisfied. The general partner delivered common units that it purchased in the open market to the named executive officers in payment for these vested phantom units.

        Additional vesting opportunities will commence after January 20, 2011.

Retirement and Health Benefits; Perquisites

        Each of our named executive officers is eligible to participate in our general partner's health insurance plans, pension plans, 401(k) savings and profit sharing plan and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under the general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or upon termination due to death, disability or retirement. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's pension plan was frozen on December 31, 2009. Our general partner's 401(k) savings and profit sharing plan provides for discretionary matching contributions by our general partner equal to 50% of each employee's contribution, up to a maximum contribution of 4% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan. Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning and/or tax advice.

Relationship of Compensation Elements to Compensation Objectives

        We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties.

        We use a short-term incentive plan with performance-based and discretionary components to align a significant portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial results such as achieving increased quarterly distributions, expanding our terminalling storage capacity and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively manage weather sensitivity in our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

        The long-term incentive plan provides incentive and rewards eligible participants for the achievement of long-term objectives, facilitates the retention of key employees by investing in our long-term performance, continues to make our compensation mix more competitive, and aligns the interests of management with those of our unitholders.

        We offer a mix of traditional perquisites such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees, that are tailored to address our executive officers' individual needs to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Eric Slifka	2009	800,000	—	1,147,261	1,032,968	34,648	80,313	3,095,190
President and	2008	1,049,889	—	1,126,610	—	39,908	82,576	2,298,983
CEO(1)(7)	2007	1,030,000	675,000	703,169	—	17,098	90,485	2,515,752
Thomas J. Hollister	2009	578,000	115,000	803,081	435,784	24,637	40,184	1,996,686
COO and CFO(8)	2008	577,500	—	—	—	25,680	26,779	629,959
	2007	563,750	220,000	261,602	130,000	17,077	27,903	1,220,332
Edward J. Faneuil	2009	376,000	50,000	630,998	177,541	224,953	48,963	1,508,455
EVP, General Counsel	2008	375,953	—	—	—	64,782	27,783	468,518
and Secretary(5)(9)	2007	367,001	125,000	228,787	—	35,634	24,760	781,182
Charles A. Rudinsky	2009	273,000	—	229,457	125,261	372,687	34,507	1,034,912
EVP, Treasurer and	2008	273,000	—	—	—	136,180	15,272	424,452
Chief Accounting	2007	266,500	125,000	112,644	—	43,727	12,626	560,497
Officer(5)(10)

(1)
The above table reflects the 2008 and 2007 compensation paid to Mr. Slifka pursuant to his employment agreement with our general partner that expired on December 31, 2008. On December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner, pursuant to which his base salary was reduced to $800,000.

(2)
These discretionary bonuses represent the amounts paid to the named executive officers by our general partner in 2008 for services performed during 2007, and were awarded by the Compensation Committee. No discretionary bonuses were paid for services performed during 2008. Mr. Hollister and Mr. Faneuil were paid discretionary bonuses of $115,000 and $50,000, respectively, for services performed during 2009, which discretionary bonuses were in addition to the payments they received for services performed during 2009 under the 2009 Short-Term Incentive Plan.

(3)
In accordance with accounting guidance related to stock-based compensation, the dollar values shown in the "Stock Awards" column represent the grant date fair value of awards as described below:

(a)
LTIP—2009 Awards.    On February 5, 2009, the Compensation Committee granted awards of 88,183, 61,728, 48,501 and 17,637 phantom units, respectively, to Messrs. Slifka, Hollister, Faneuil and Rudinsky. Twenty-five percent of these phantom units (22,046, 15,432, 12,125 and 4,409, respectively) vested on August 21, 2009 and were paid on a one-for-one basis in our common units. See "Elements of Compensation—Long-Term Incentive Plan" for the terms of the 2009 Awards.

(b)
LTIP—2008 CEO Award.    On December 31, 2008, pursuant to Mr. Slifka's employment agreement with our general partner, the Compensation Committee granted Mr. Slifka an award of 99,700 phantom units which have vested or will vest in six approximately equal installments on June 30, 2009, December 31, 2009, June 30, 2010, December 31, 2010, June 30, 2011 and December 31, 2011. See "Elements of Compensation—Long-Term Incentive Plan" for the terms of the 2008 CEO Award.

  (c)
  LTIP—2007 Awards.    On August 14, 2007, the Compensation Committee granted awards of 24,541, 9,120, 7,976 and 3,927 phantom units and associated DERs, respectively, to Messrs. Slifka, Hollister, Faneuil and Rudinsky. These phantom units and associated DERs vested on December 31, 2009 and will be paid in common units purchased by our general partner on the open market and in cash (to the extent not used to satisfy the recipient's tax obligations in respect of the award. See "Elements of Compensation—Long-Term Incentive Plan" for the terms of the 2007 Awards.

(4)
The contractual bonus received by Mr. Hollister in 2007 was paid in accordance with the provisions of his employment agreement with our general partner. The bonuses paid to each of the named executive officers for services performed during 2009 were determined in accordance with our general partner's Short-Term Incentive Plan described above under Elements of Compensation—Short-Term Incentive Plan.

(5)
With respect to Messrs. Faneuil and Rudinsky, the amounts shown under "Change in Pension Value and Nonqualified Deferred Compensation Earnings" include $159,355 and $277,318, respectively, representing the full amounts they each would receive on a lump sum basis under their respective supplemental executive retirement plan agreements with our general partner. Mr. Faneuil's interest in his SERP benefit will fully vest on December 31, 2014, to the extent he remains continuously employed with our general partner through such date. Mr. Rudinsky's interest in his SERP benefit will fully vest on July 19, 2012, to the extent he remains continuously employed with our general partner through such date. See Elements of Compensation—Supplemental Executive Retirement Plan Agreements for additional information regarding the SERP agreements.

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

(7)
With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2009, 2008 and 2007 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of automobiles provided by us for Mr. Slifka's use; life insurance and long-term disability insurance premiums paid by us; club memberships in the aggregate amounts of $16,627, $23,442 and $8,095 for 2009, 2008 and 2007, respectively; and professional financial planning and tax advice fees in the aggregate amount of $20,500 paid by us.

(8)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2009, 2008 and 2007 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Hollister's use; and long-term disability insurance premiums paid by us.

(9)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2009, 2008 and 2007 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil's use; long-term disability insurance premiums paid by us; and club membership fees paid by us.

(10)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2009, 2008 and 2007 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky's use; and life insurance and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        The following table sets forth information regarding awards made to our named executive officers during the year ended December 31, 2009.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)(3)
					Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Eric Slifka(2)	02/05/09	—	88,183	88,183	1,147,261
Thomas J. Hollister(2)	02/05/09	—	61,728	61,728	803,081
Edward J. Faneuil(2)	02/05/09	—	48,501	48,501	630,998
Charles A. Rudinsky(2)	02/05/09	—	17,637	17,637	229,457

(1)
The grant date fair value of the phantom units was determined by multiplying the number of units reported in the table by $13.01 (the grant date fair value of awards computed in accordance with accounting guidance related to stock-based compensation).

(2)
On February 5, 2009, the general partner awarded grants of phantom units under the LTIP to each of our named executive officers. These phantom units will vest on December 31, 2013, subject to the continued employment of the recipient and, in the case of Mr. Slifka, subject to a performance goal; provided, however, that all or some of these phantom units may vest earlier subject to the satisfaction of successive "Average Unit Price" conditions pursuant to which the closing price per common unit for any 10-consecutive day trading period equals or exceeds certain specified targets. Phantom units that were awarded to Mr. Slifka are eligible for accelerated vesting upon satisfaction of each Average Unit Price condition regardless of whether the performance goal has been satisfied. On August 21, 2009, the Average Unit Price of $21.00 per unit for the first tranche was achieved and, as a result, 25% of the phantom units vested at a price of $22.50 per unit. As a result, Messrs. Slifka, Hollister, Faneuil and Rudinsky received 22,046, 15,432, 12,125 and 4,409 common units, respectively.

  Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards in the form of phantom units granted (i) under the LTIP to Mr. Slifka on December 31, 2008 pursuant to his employment agreement with our general partner, and (ii) under the LTIP on February 5, 2009. The awards shown on the table below are all of the equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Eric Slifka	132,603	3,044,565
Thomas J. Hollister	46,296	1,062,956
Edward J. Faneuil	36,376	835,193
Charles A. Rudinsky	13,228	303,715

(1)
The market values of the equity awards shown in the table above were calculated based on the closing price of $22.96 per common unit on December 31, 2009.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of the plan.

  Restricted Units Vested

        The following table provides information concerning the restricted unit awards that vested during 2009 with respect to the named executive officers. There were no options outstanding to named executive officers during 2009.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Eric Slifka(1)	46,587	1,059,496
Thomas J. Hollister(1)	24,552	556,615
Edward J. Faneuil(1)	20,101	455,941
Charles A. Rudinsky(1)	7,636	173,294

(1)
Phantom units vested as follows:

  Under the August 14, 2007 award: 24,541, 9,120, 7,976 and 3,227 phantom units vested on December 31, 2009 for Messrs. Slifka, Hollister, Faneuil and Rudinsky, respectively. The closing market price on the vesting date was $22.96 per unit.

  Under the February 5, 2009 award: 22,046, 15,432, 12,125 and 4,409 phantom units vested on August 21, 2009 for Messrs. Slifka, Hollister, Faneuil and Rudinsky, respectively. The closing market price on the vesting date was $22.50 per unit.

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

        The agreement provides for a base salary of $800,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, the agreement provides that Mr. Slifka: is (a) eligible to receive a cash bonus, payable annually, no later than two and one-half months after each fiscal year end in an amount to be determined at the discretion of the Compensation Committee; (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts to be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first month of each fiscal year during the term of the agreement, with the annual "award target" amount being 100% of his base salary and the annual maximum cash incentive amount being 200% of his base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end; and (c) entitled to participate in our general partner's LTIP, including without limitation (i) the December 31, 2008 grant to Mr. Slifka of 99,700 phantom units (with a contingent right to receive cash in amounts equal to the number of awarded phantom units outstanding multiplied by the cash distributions per common unit made by the Partnership from time to time), and (ii) the February 5, 2009 grant to Mr. Slifka of 88,183 performance-restricted phantom units under the LTIP. See "Elements of Compensation—Long-Term Incentive Plan." As determined by the Compensation Committee, Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate. He is entitled to participate in such other benefit plans and programs as the general partner may provide for its executives in general.

        Mr. Slifka's employment agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The agreement also includes a nonsolicitation provision, which will continue for one year following Mr. Slifka's termination of employment. The agreement is subject to the non-competition provisions included in the Omnibus Agreement dated October 4, 2005 (and filed as Exhibit 10.1 to the Partnership's Form 8-K filed on October 11, 2005), which non-competition obligations shall continue to apply to Mr. Slifka throughout the term of his employment agreement (including the renewal term, if any) and, in the event Mr. Slifka's employment with our general partner is terminated (x) by our general partner without cause or by Mr. Slifka for reasons constituting constructive termination, (y) by our general partner for cause, or (z) by Mr. Slifka for reasons other than constructive termination, the non-competition provisions included in the Omnibus Agreement shall remain in effect for one year following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement, as amended, relating to termination, change in control and related payment obligations.

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In 2009, Mr. Hollister's base salary was $578,000. Mr. Hollister also is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target set by the Compensation Committee. No such bonus was earned in respect of calendar year 2008. Under the short-term incentive plan established by our general partner in 2009, Mr. Hollister's 2009 target award has been set at an amount that exceeds his contractual bonus amount. The employment agreement provides that Mr. Hollister also is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement, as amended, relating to termination, change of control and related payment obligations.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and continues through December 31, 2011 unless terminated earlier in accordance with the terms of the agreement. The agreement provides for an annual base salary of $358,050 for the 12-month period commencing July 1, 2006. Thereafter, Mr. Faneuil's base salary will be reviewed by the Compensation Committee at least annually. In 2009, Mr. Faneuil's base salary was $376,000. Mr. Faneuil also is entitled to receive bonuses in accordance with the then applicable short-term incentive plan as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k)

and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter. Mr. Faneuil also has entered into a deferred compensation agreement with our general partner. See "—Deferred Compensation Agreement" below for a description of this non-qualified deferred compensation plan. Mr. Faneuil also has entered into a supplemental executive retirement plan ("SERP") agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Faneuil's SERP agreement. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's employment agreement, as amended, and in his amended and restated deferred compensation agreement relating to termination, change of control and related payment obligations.

        Charles A. Rudinsky, Executive Vice President, Treasurer and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2009, Mr. Rudinsky's base salary was $273,000. Mr. Rudinsky also has entered into a supplemental executive retirement plan ("SERP") agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Rudinsky's SERP agreement.

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

  Supplemental Executive Retirement Plan Agreements

        On December 31, 2009, our general partner entered into SERP agreements with each of Edward J. Faneuil and Charles A. Rudinsky. The value of the SERP benefits to be provided under the agreements, expressed as single lump sum payments, will be $159,355 for Mr. Faneuil and $277,318 for Mr. Rudinsky. Each of Messrs. Faneuil and Rudinsky will acquire a fully vested and nonforfeitable interest in his respective SERP benefit only to the extent he is continuously employed with our general partner from December 31, 2009 through the vesting dates set forth in his agreement, or if he dies or becomes Disabled (as such term is defined in the agreements) or if there is a Change in Control (as such term is defined in the agreements). See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's and Mr. Rudinsky's SERP agreements relating to termination, change of control and related payment obligations.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2009 termination date.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	With a Change in Control ($)	Nonrenewal ($)
Eric Slifka(1)
Severance Amount	—	3,665,936	3,665,936	3,665,936	5,498,904	800,000
LTIP awards(5)	670,951	4,259,055	4,259,055	1,692,287	4,259,055	607,407
Fringe benefits	—	80,313	80,313	80,313	80,313	—
Life insurance benefits	—	210,000	—	—	—	—

Total	670,951	8,215,304	8,005,304	5,438,536	9,838,272	1,407,407
Thomas J. Hollister(2)
Severance Amount	—	—	—	1,156,000	2,027,568	—
Discretionary bonus	115,000	115,000	115,000	115,000	115,000	—
LTIP awards(5)	1,312,297	249,341	249,341	425,182	1,312,297	—
Fringe benefits	—	—	—	80,368	80,368	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,427,297	574,341	364,341	1,776,550	3,535,233	—
Edward J. Faneuil(3)
Severance Amount	—	—	—	752,000	1,107,082	—
Discretionary bonus	50,000	50,000	50,000	50,000	50,000	—
Deferred Compensation	892,140	892,140	892,140	—	—	—
SERP benefit	155,359	155,359	155,359
LTIP awards(5)	1,071,257	218,064	218,064	552,132	1,071,257	—
Fringe benefits	—	—	—	48,963	48,963	—
Life insurance benefits	—	210,000	—	—	—	—

Total	2,168,756	1,525,563	1,315,563	1,403,095	2,277,302	—
Charles A. Rudinsky(4)
SERP benefit	277,318	277,318	277,318
LTIP awards(5)	105,950	—	—	—	—	—
Life insurance benefits	—	336,000	—	—	—	—

Total	383,268	613,318	277,318	—	—	—

(1)
Eric Slifka

        On December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner for an initial term commencing January 1, 2009 and continuing through December 31, 2012.

        This employment agreement may be terminated at any time by either party with proper notice. Under the employment agreement, assuming Mr. Slifka's employment was terminated on December 31, 2009 for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2009, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

  (i)
  a lump sum payment of $1,600,000 (equal to his then base salary multiplied by 200%); plus

  (ii)
  a lump sum payment of $2,065,936 (equal to his target incentive amount under the short-term incentive plan multiplied by 200%); plus

  (iii)
  his interests in our general partner's long-term incentive plans, as described below.

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

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2009, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

  (i)
  a lump sum payment of $1,600,000 (an amount equal to his then base salary multiplied by 200%); provided, however, that the lump sum payment would be increased to $2,400,000 (an amount equal to his then base salary multiplied by 300%) if such termination were for reasons constituting Constructive Termination and such termination occurred within 12 months following a "Change in Control" (defined below); plus

  (ii)
  a lump sum payment of $2,065,936 (an amount equal to his target incentive amount under the then applicable Short-Term Incentive Plan multiplied by 200%); provided, however, that the lump sum payment would be increased to $3,098,904 (an amount equal to his target incentive amount under the then applicable Short-Term Incentive Plan multiplied by 300%) if such termination were for reasons constituting Constructive Termination and such termination occurred within 12 months following a "Change in Control" (defined below); plus

  (iii)
  his interests in our general partner's long-term incentive plans, as described below.

        Also, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of Mr. Slifka's spouse and dependents for 24 months following the date of termination. For purposes of Mr. Slifka's employment agreement, "Constructive Termination" means termination of employment as a result of (a) any substantial diminution, without Mr. Slifka's written consent, in his working conditions consisting of (i) a material reduction in his duties and responsibilities, (ii) any change in the reporting structure so that he no longer reports solely to our Board of Directors, or (iii) a relocation of his place of work further than forty (40) miles from Waltham, Massachusetts, or (b) an uncured breach by the general partner of a material provision of the employment agreement, as amended. Pursuant to Mr. Slifka's employment agreement, a "Change in Control" would be deemed to have occurred upon (1) the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner; provided, however, if any one person, entity or group is considered to own more than 50% of the total fair market value or total voting power of the membership interests of our general partner, the acquisition of additional membership interests by the same person, entity or group shall not be deemed to be a Change in Control; (2) a consolidation or merger (in one transaction or a series of related transactions) of our general partner pursuant to which the holders of our general partner's equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 50% of the voting power of the entity surviving such transaction or series of related transactions; or (3) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our business and/or assets to a person other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly.

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans:

  (i)
  Assuming a Change in Control event had occurred on December 31, 2009, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Slifka under our LTIP on August 14, 2007 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $563,461 and the value of the associated DERs would have been $107,489, for a total value of $670,951.

  (ii)
  Assuming, at December 31, 2009, that Mr. Slifka's employment had been terminated for death or Disability, or by our general partner without Cause or by Mr. Slifka for Constructive Termination, in either case within twelve months following a Change in Control, then:

  (a)
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on August 14, 2007 automatically would become fully vested. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $563,461 and the value of the associated DERs would have been $107,489, for a total value of $670,951;

  (b)
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $1,907,586 and the value of the associated DERs would have been $162,012, for a total value of $2,069,598.

  (c)
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on February 5, 2009 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $1,518,506. There were no DERs associated with the February 5, 2009 grant.

  (iii)
  Assuming, at December 31, 2009, that Mr. Slifka's employment had been terminated by our general partner without Cause or by Mr. Slifka for Constructive Termination, but such termination did not occur within twelve months following a Change in Control, then:

  i.
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on August 14, 2007 automatically would become fully vested on the date that the Compensation Committee determines that the performance goal was achieved. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $563,461 and the value of the associated DERs would have been $107,489, for a total value of $670,951;

    ii.
    because Mr. Slifka was employed by our general partner for all six months of the vesting period for the installment that vested on December 31, 2009, 16,617 of the outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $381,526 and the value of the associated DERs would have been $32,403, for a total value of $413,929.

    iii.
    because Mr. Slifka was employed by our general partner for two years of the five year vesting period for his February 5, 2009 LTIP award, he would become fully vested in 2/5 of the then outstanding and unvested phantom units granted to him, or 26,455 phantom units, automatically without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $607,407. There were no DERs associated with the February 5, 2009 grant.

        In the event of termination for "Cause" (defined below), assuming a termination date of December 31, 2009, Mr. Slifka would have been entitled to receive the Accrued Obligations only. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement or of the Omnibus Agreement, which agreement contains non-competition provisions applicable to Mr. Slifka.

        If Mr. Slifka's employment agreement is not renewed by our general partner effective January 1, 2011 and he does not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the current term of his employment agreement, he will be entitled to be paid a lump sum payment equal to 100% of his then base salary plus a proportionate amount of the then outstanding and unvested phantom units awarded to him under our LTIP on February 5, 2009 plus any Accrued Obligations. For purposes of the above table we have assumed that Mr. Slifka's employment agreement was due to be renewed as of December 31, 2009 and we used Mr. Slifka's current base salary.

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

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Hollister 9,120 phantom units and associated DERs under the LTIP on August 14, 2007, and 61,728 phantom units (without DERs) on February 5, 2009. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2009. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2009, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Hollister on August 14, 2007 and all outstanding and unvested phantom units that were granted to him on February 5, 2009 automatically would become fully vested. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of the August 14, 2007 awarded phantom units would have been $209,395 and the value of the associated DERs would have been $39,946, for a total value of $249,341, and the fair value of the February 5, 2009 awarded phantom units would have been $1,062,956. In the event of a change in control Mr. Hollister also would have been entitled to receive the discretionary bonus of $115,000 which he earned in respect of his services to us during 2009. Pursuant to Mr. Hollister's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2009 by our general partner for "Cause" (defined below) or by Mr. Hollister voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Hollister's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2009 by reason of Mr. Hollister's death or "Disability" (defined below), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations plus accelerated vesting of all outstanding and unvested phantom units and associated DERs that were granted to Mr. Hollister on August 14, 2007. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of the August 14, 2007 awarded phantom units would have been $209,395 and the value of the associated DERs would have been $39,946, for a total value of $249,341. Pursuant to Mr. Hollister's employment agreement, "Disability" means a physical or mental disability or impairment which renders Mr. Hollister unable, with or without reasonable accommodation, to perform the essential functions of his duties for a period of at least 90 consecutive days and, following the expiration of the initial 90-day period, a medical doctor or other appropriate health care provider, in either case selected solely by our general partner, has delivered an opinion to our general partner that such physical or mental disability or impairment is expected to continue for at least an additional 90 consecutive days.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2009 by our general partner without Cause, or by Mr. Hollister for reasons constituting "Constructive Termination" (defined below), Mr. Hollister would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($1,156,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($871,568), for a total severance amount of $2,027,568. Such severance payment would be payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. Additionally, in the absence of any Change in Control, all of the outstanding and unvested phantom units and associated DERs that were granted to Mr. Hollister on August 14, 2007 would automatically vest. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of the August 14, 2007 awarded phantom units would have been $209,395 and the value of the associated DERs would have been $39,946, for a total value of $249,341. Mr. Hollister's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Hollister's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Chief Operating Officer or Chief Financial Officer, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. Assuming a December 31, 2009 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described above.

        Our general partner is obligated to reimburse Mr. Hollister for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Hollister's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Internal Revenue Code of 1986 (the "Internal Revenue Code") on any payments to Mr. Hollister in connection with the employment agreement, as amended.

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

        In the event of a change in control (defined below), Mr. Faneuil's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Faneuil 7,976 phantom units and associated DERs under the LTIP on August 14, 2007, and 48,501 phantom units (without DERs) on February 5, 2009. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2009. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2009, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Faneuil on August 14, 2007 and all outstanding and unvested phantom units that were granted to him on February 5, 2009 automatically would become fully vested. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of the August 14, 2007 awarded phantom units would have been $183,129 and the value of the associated DERs would have been $34,935, for a total value of $218,064, and the fair value of the February 5, 2009 awarded phantom units would have been $1,071,257. In the event of a change in control Mr. Faneuil also would have been entitled to receive the discretionary bonus of $50,000 which he earned in respect of his services to us during 2009. Pursuant to Mr. Faneuil's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2009 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Faneuil's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2009 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($752,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($355,082), for a total severance amount of $1,107,082. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. Mr. Faneuil's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice-President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of Mr. Faneuil's employment agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2009 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Our general partner and Mr. Faneuil also entered into an amended and restated deferred compensation agreement, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the

"Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's "separation from service" (as defined in the Code) with our general partner for reasons other than "Cause" (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil's employment prior to August 1, 2014 for Cause or Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined in the deferred compensation agreement). On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil's death prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including the event of Mr. Faneuil's death before August 1, 2014), our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including if the Change of Control occurred or the determination that Mr. Faneuil became disabled were made before August 1, 2014), our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the deferred compensation agreement. "Cause" means (a) any uncured material breach by Mr. Faneuil of his obligations under the deferred compensation agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit "A" to the deferred compensation agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

        Mr. Faneuil entered into a SERP agreement with our general partner on December 31, 2009. The value of the benefit to be provided under the SERP agreement, expressed as a single lump sum payment, is $159,355. Mr. Faneuil will acquire a fully vested and nonforfeitable interest in his SERP benefit only to the extent he is continuously employed with our general partner from December 31, 2009 through the vesting dates set forth in his SERP agreement, or if he dies or becomes Disabled (as such term is defined in the SERP agreement) after December 31, 2009 while employed with our general partner or if there is a Change in Control (as such term is defined in the SERP agreement).

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

(4)   Charles A. Rudinsky

        On August 14, 2007, the Compensation Committee granted Mr. Rudinsky 3,927 phantom units and associated DERs under the LTIP. Upon a change of control event (as defined in the grant, as amended), all of the then outstanding phantom units and associated DERs under this grant that have not otherwise vested automatically will become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $22.96 per unit at December 31, 2009, the fair value of these phantom units would have been $88,750 and the value of the associated DERs would have been $17,200, for a total value of $105,950.

        Mr. Rudinsky entered into a SERP agreement with our general partner on December 31, 2009. The value of the benefit to be provided under this SERP agreement, expressed as a single lump sum payment, is $277,318. Mr. Rudinsky will acquire a fully vested and nonforfeitable interest in his SERP benefit only to the extent he is continuously employed with our general partner from December 31, 2009 through the vesting dates set forth in his SERP agreement, or if he dies or becomes Disabled (as such term is defined in the SERP agreement) after December 31, 2009 while employed with our general partner or if there is a Change in Control (as such term is defined in the SERP agreement).

(5)   LTIP Awards

        On February 5, 2009, the Compensation Committee made additional grants of 88,183, 61,728, 48,501 and 17,637 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Upon a change of control event (as defined in the grant, as amended), all outstanding phantom units that were granted on February 5, 2009 to Messrs. Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Slifka, without regard to the achievement of the performance goal.). See "Elements of Compensation—Long-Term Incentive Plan" for information regarding performance restrictions and additional vesting terms.

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2009 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2009

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	23	263,536	—
Thomas J. Hollister	(1)	4	83,090	—
Edward J. Faneuil	(1)	19	439,552	—
Charles A. Rudinsky(2)	(1)	26	773,302	—

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

        All employees who (1) are 21 years of age or older, (2) are not covered by a collective bargaining agreement providing for union pension benefits, (3) have been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Pension Plan and (4) have worked for our predecessor, our general partner or one of our operating subsidiaries at least 1,000 hours during the applicable plan year are eligible to participate in the Global Partners LP Pension Plan (the "Pension Plan"). An employee is fully vested in benefits under the Pension Plan after completing five years of service or upon termination due to death, disability or retirement. When an employee retires at age 65, the employee can elect to receive either a lump sum distribution or monthly benefit payments under the Pension Plan equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the Pension Plan. However, if an employee completes less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. If an employee is terminated before age 65, his benefit beginning at age 65 would be based on his Average Compensation multiplied by a fraction, the numerator of which is a number of years of service at termination (not to exceed 30) and the denominator of which is the number of years such employee would have served (not to exceed 30) had he stayed until age 65. An employee who is terminated after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60. Effective December 31, 2009, the Pension Plan was amended to freeze participation in and benefit accruals under the Pension Plan.

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

401(k) Savings and Profit Sharing Plan

        The 401(k) Savings and Profit Sharing Plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. Effective January 1, 2010, our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 50% of each employee's contribution, up to a maximum contribution of 4% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. Eligible employees may elect to contribute up to 60% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions are subject to a vesting schedule ranging from two to six years. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Compensation of Directors

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2009, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total ($)
Alfred Slifka	60,000	—	—	60,000
Richard Slifka	62,000	—	—	62,000
Eric Slifka(2)	—	—	34,648	—
Thomas J. Hollister(3)	—	—	24,637	—
Robert J. McCool	86,000	35,190	—	121,190
David McKown	86,000	35,190	—	121,190
Kenneth I. Watchmaker	93,500	35,190	—	128,690

(1)
On August 14, 2007, Messrs. McCool, McKown and Watchmaker, as our independent directors, were each granted 1,227 phantom units and associated DERs under the LTIP. None of the phantom units granted were outstanding at December 31, 2009 as the phantom units vested on that date and became payable on a one-for-one basis in our common units (or cash equivalent) in connection with the achievement of certain performance goals over the vesting period. The DERs that were granted in tandem with the phantom units vested and became payable in cash simultaneously with the vesting of the phantom units. The amounts above were calculated in accordance with accounting guidance for share-based compensation. The fair value of the award at the August 14, 2007 grant date approximated the fair value of our common unit at that date. See Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the LTIP.

(2)
Mr. Eric Slifka, as an executive officer of our general partner, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. He was granted phantom units and associated DERs under the LTIP in 2007, phantom units and DERs under the LTIP in 2008, and phantom units without DERs in 2009 and he participated in the Global Partners LP Pension Plan pursuant to his employment agreement with our general partner, and not in his capacity as a director.

(3)
Mr. Thomas Hollister, as an executive officer of our general partner, is otherwise compensated for his services and therefore receives no separate compensation for his service as a director. He was granted phantom units and associated DERs under the LTIP in 2007 and phantom units without DERs in 2009 and he participated in the Global Partners LP Pension Plan pursuant to his employment agreement with our general partner, and not in his capacity as a director.

        Employees of our general partner who also serve as directors do not receive additional compensation. In 2009, directors who are not employees of our general partner (1) received: (a) $50,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2009, the chair of the audit committee received an additional $7,500.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2009, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and is an employee of Alliance Energy LLC, which is a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and is the Treasurer and an employee of Alliance Energy LLC. Mr. Eric Slifka serves as a director of Alliance Energy LLC.

Compensation Committee Report

        The Compensation Committee of Global GP LLC held six meetings during fiscal year 2009. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 9, 2010 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Kayne Anderson Capital Advisors L.P.(2)	2,208,176	29.7%	—	—	16.9%
Richard A. Kayne(2)	2,208,176	29.7%	—	—	16.9%
Global GP LLC (3)	109,763	1.5%	—	—	*
Global Petroleum Corp.(4)	2,267	*	1,723,196	30.5%	13.2%
Larea Holdings LLC(5)	742	*	564,242	10.0%	4.3%
Larea Holdings II LLC(6)	371	*	282,121	5.0%	2.2%
Montello Oil Corporation(7)	3,086	*	2,344,992	41.6%	17.9%
Sandwich Terminal, L.L.C.(8)	11	*	8,464	*	*
Chelsea Terminal Limited Partnership(9)	947	*	719,409	12.8%	5.5%
Amy Cook(6)	6,171	*	282,121	5.0%	2.2%
Karen Dattilo(6)	6,171	*	282,121	5.0%	2.2%
Andrew Slifka(6)	6,171	*	282,121	5.0%	2.2%
Alfred A. Slifka(4)(7)(8)(9)(10)	6,411	*	4,796,061	85.0%	36.7%
Richard Slifka(4)(7)(8)(9)(10)	6,311	*	4,796,061	85.0%	36.7%
Eric Slifka(5)	76,122	*	564,242	10.0%	4.9%
Thomas J. Hollister	20,432	*	—	—	*
Edward J. Faneuil	20,675	*	—	—	*
Charles A. Rudinsky	8,009	*	—	—	*
David K. McKown	—	—	—	—	—
Robert J. McCool	8,800	*	—	—	*
Kenneth I. Watchmaker	—	—	—	—	—
All directors and executive officers as a group (9 persons)	140,449	1.9%	5,360,303	95.0%	42.1%

*
Less than 1%

(1)
The address for each person or entity listed, other than Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
According to a Schedule 13G/A filed on February 10, 2010, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 2,208,176 common units, or 29.73% of total common units outstanding, representing a 16.89% limited partner interest in Global Partners LP. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(3)
Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees, and meeting obligations under existing employment agreements with the officers of our general partner. Affiliates of the Slifka family own 100% of the ownership interests in Global GP LLC. These affiliates of the Slifka family disclaim beneficial ownership of the units owned by Global GP LLC. The units beneficially owned by our general partner are excluded from the units beneficially owned by all directors and executive officers as a group.

(4)
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

(5)
Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of Alfred A. Slifka.

(6)
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

(7)
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

(8)
Alfred A. Slifka and Richard Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(9)
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

(10)
Beneficially owned unit amounts for each of Alfred A. Slifka and Richard Slifka include the units owned by Global Petroleum Corp., Montello Oil Corporation, Sandwich Terminal, L.L.C. and Chelsea Terminal Limited Partnership. Alfred A. Slifka and Richard Slifka are brothers.

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2009:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Affiliates of our general partner, including directors and executive officers of our general partner, own 250,583 common units and 5,642,424 subordinated units representing a 44.3% limited partner interest in us. In addition, our general partner owns a 1.73% general partner interest in us.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions of 98.27% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 250,583 common units and all of the subordinated units, and 1.73% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 49.73% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 1.73% general partner interest and $10.9 million on their common units and subordinated units.

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

        Eric Slifka further agreed, pursuant to his employment agreement with our general partner, that the noncompetition obligations contained in the omnibus agreement shall continue to apply to him throughout the term of his employment agreement (including the renewal term, if any) and, in the event his employment is terminated (a) by our general partner without cause or by Mr. Slifka for reasons constituting constructive termination, (b) by our general partner for cause, or (c) by Mr. Slifka for reasons other than constructive termination, for one additional year from the date of such termination

        In addition, pursuant to Eric Slifka's employment agreement, Eric Slifka also agreed that for a period of one year following his date of termination, he will not solicit or induce any employee of our general partner to terminate his/her employment with, or otherwise cease his/her relationship with our general partner.

  Indemnification

        Under the omnibus agreement, Global Petroleum Corp. and certain of its affiliates and our general partner (collectively, the "Indemnitors") will indemnify us for five years after the closing of our initial public offering against certain potential environmental liabilities associated with the operation of the assets and occurring before the closing date of our initial public offering and indefinitely against claims for covered environmental liabilities made before the fifth anniversary of the closing of our initial public offering and indefinitely against potential liabilities resulting from the two lawsuits alleging MTBE contamination in the groundwater in Massachusetts in which Global Companies LLC is a named defendant. We entered into an agreement to settle these cases and, as a result, paid $0.9 million during the quarter ended June 30, 2009. The matter with respect to Global Companies LLC and affiliates has been dismissed. Please read Item 3, "Legal Proceedings—Environmental." The obligation of the Indemnitors will not exceed $7.5 million and they do not have any indemnification obligation in any 12-month period (starting with the closing date of our initial public offering) until our losses for that period exceed $400,000 in the aggregate and then only to the extent such aggregate losses exceed $400,000. Any unused amounts, including carried over unused amounts, will be carried over to the next 12-month period. After the fifth anniversary of the closing of our initial public offering, the annual deductible (not including carried over amounts) will be reduced to $150,000. The Indemnitors have no indemnification obligations with respect to environmental matters for claims made as a result of changes in environmental laws promulgated after the closing date of our initial public offering.

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

Shared Services Agreements

        We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy LLC. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under each agreement, we provide Global Petroleum Corp. and Alliance Energy LLC with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy LLC, as applicable, pay us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. We paid to Global Petroleum Corp. a net total of $73,000, $86,000 and $74,000 and received from Alliance Energy LLC a total of $382,000, $866,000 and $626,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The agreement with Global Petroleum Corp. is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2009, no such notice of termination was given by either party. The agreement with Alliance Energy LLC extends through January 1, 2011.

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title of all products stored at this terminal. The term of this agreement ends December 31, 2013. The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.4 million, $8.5 million and $8.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

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

        We sell refined petroleum products to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $19.8 million, $29.1 million and $42.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2009 and 2008 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2009	2008
Audit Fees(1)	$1,744	$1,489
Audit Related Fees	45	36
Tax Fees(2)	739	810

Total	$2,528	$2,335

(1)
Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2009 and 2008.

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

  (b)
  The following documents are filed as Exhibits to this report:

3.1	—	Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).
4.1	—
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
10.30^	—
Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2009).
10.31^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 13, 2009).
10.32^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 13, 2009).
10.33^	—
Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.34	—
Joinder Agreement, dated as of August 5, 2009, among Global Energy Marketing LLC, as a new guarantor, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009).

10.35^	—	Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.36^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 12, 2010	By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2010.

Signature	Title

/s/ ERIC SLIFKA Eric Slifka	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS J. HOLLISTER Thomas J. Hollister	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ CHARLES A. RUDINSKY Charles A. Rudinsky	Executive Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)
/s/ ALFRED A. SLIFKA Alfred A. Slifka	Chairman
/s/ RICHARD SLIFKA Richard Slifka	Vice Chairman
/s/ DAVID K. MCKOWN David K. McKown	Director
/s/ ROBERT J. MCCOOL Robert J. McCool	Director
/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2009 and 2008, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2010

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$662	$945
Accounts receivable (less allowance of $3,006 and $2,974 as of December 31, 2009 and 2008, respectively)	335,912	246,638
Accounts receivable—affiliates	1,565	2,518
Inventories	465,923	240,346
Brokerage margin deposits	18,059	8,991
Fair value of forward fixed price contracts	3,089	161,787
Prepaid expenses and other current assets	37,648	32,082

Total current assets	862,858	693,307
Property and equipment, net	159,292	161,988
Intangible assets, net	28,557	31,403
Other assets	1,996	2,564

Total assets	$1,052,703	$889,262

Liabilities and partners' equity
Current liabilities:
Accounts payable	$243,449	$219,783
Working capital revolving credit facility—current portion	221,711	208,210
Environmental liabilities—current portion	3,296	4,191
Accrued expenses and other current liabilities	77,604	54,054
Income taxes payable	461	520
Obligations on forward fixed price contracts and other derivatives	21,114	7,954

Total current liabilities	567,635	494,712
Working capital revolving credit facility—less current portion	240,889	154,090
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,254	2,377
Accrued pension benefit cost	2,751	8,853
Deferred compensation	1,840	1,663
Other long-term liabilities	8,714	12,899

Total liabilities	895,283	745,794
Commitments and contingencies (See Note 14)	—	—
Partners' equity
Common unitholders (7,428,139 units issued and 7,380,996 outstanding at December 31, 2009 and 7,428,139 units issued and outstanding at December 31, 2008)	165,129	163,092
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2009 and 2008)	(713)	(4,189)
General partner interest (1.73% interest with 230,303 equivalent units outstanding at December 31, 2009 and 2008)	(29)	(172)
Accumulated other comprehensive loss	(6,967)	(15,263)

Total partners' equity	157,420	143,468

Total liabilities and partners' equity	$1,052,703	$889,262

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Years Ended December 31,
	2009	2008	2007
Sales	$5,818,411	$9,019,123	$6,757,834
Cost of sales	5,668,583	8,899,332	6,630,850

Gross profit	149,828	119,791	126,984
Costs and operating expenses:
Selling, general and administrative expenses	61,048	42,060	45,537
Operating expenses	35,043	31,788	27,703
Amortization expenses	2,986	2,937	2,250

Total costs and operating expenses	99,077	76,785	75,490

Operating income	50,751	43,006	51,494
Interest expense	(15,188)	(20,799)	(17,408)
Gain on sale of investment	—	—	14,118

Income before income tax expense	35,563	22,207	48,204
Income tax expense	(1,429)	(1,152)	(1,191)

Net income	34,134	21,055	47,013
Less: General partner's interest in net income, including incentive distribution rights	(791)	(564)	(962)

Limited partners' interest in net income	$33,343	$20,491	$46,051

Basic net income per limited partner unit	$2.56	$1.57	$2.38

Diluted net income per limited partner unit	$2.51	$1.57	$2.38

Basic weighted average limited partner units outstanding	13,017	13,071	12,444

Diluted weighted average limited partner units outstanding	13,279	13,071	12,444

Distributions per limited partner unit	$1.95	$1.95	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$34,134	$21,055	$47,013
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,740	14,188	9,150
Amortization of deferred financing fees	1,169	938	463
Loss on disposition of property and equipment and other	4	5	5
Bad debt expense	2,172	660	330
Stock-based compensation expense	1,946	745	297
Curtailment gain	(1,479)	—	—
Gain on sale of investment	—	—	(14,118)
Changes in operating assets and liabilities:
Accounts receivable	(91,446)	191,868	(236,915)
Accounts receivable—affiliate	953	1,790	(2,320)
Inventories	(225,577)	243,913	(196,192)
Broker margin deposits	(9,068)	3,554	(11,920)
Prepaid expenses, all other current assets and other assets	(6,226)	(15,821)	337
Accounts payable	23,666	(151,559)	149,307
Income taxes payable	(59)	778	(1,424)
Change in fair value of forward fixed price contracts	171,858	(194,983)	107,265
Accrued expenses, all other current liabilities and other long-term liabilities	22,084	(17,911)	33,677

Net cash (used in) provided by operating activities	(61,129)	99,220	(115,045)
Cash flows from investing activities
Terminal acquisitions	—	—	(138,020)
Capital expenditures	(9,075)	(11,524)	(13,720)
Proceeds from sale of investment	—	—	15,262
Proceeds from sale of property and equipment	13	14	14

Net cash used in investing activities	(9,062)	(11,510)	(136,464)
Cash flows from financing activities
Proceeds from (payments on) credit facilities, net	100,300	(61,500)	224,300
Proceeds from common unit issuance, net of discount and fees	—	—	49,099
Payments on note payable, other	—	(1,239)	(319)
Repurchase of common units	(3,956)	—	—
Repurchased units withheld for tax obligation	(386)	—	—
Distributions to partners	(26,050)	(26,136)	(23,322)

Net cash provided by (used in) financing activities	69,908	(88,875)	249,758
Cash and cash equivalents
Decrease in cash and cash equivalents	(283)	(1,165)	(1,751)
Cash and cash equivalents at beginning of year	945	2,110	3,861

Cash and cash equivalents at end of year	$662	$945	$2,110

Supplemental information
Cash paid during the year for interest	$15,280	$20,703	$16,581

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	Class B Units	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2006	$104,212	$—	$(13,672)	$(560)	$13,259	$103,239
Proceeds of issuance of Class B units, net	—	49,099	—	—	—	49,099
Non-cash reduction on issuance of Class B units (Note 16)	(16,400)	16,400	—	—	—	—
Conversion of Class B units	65,499	(65,499)	—	—	—	—
Stock-based compensation	297	—	—	—	—	297
Distributions to partners	(12,267)	—	(10,565)	(490)	—	(23,322)
Comprehensive income:
Net income	23,930	—	22,121	962	—	47,013
Other comprehensive income:
Realized gain on NYMEX shares	—	—	—	—	(12,837)	(12,837)
Change in fair value of interest rate collar	—	—	—	—	(1,328)	(1,328)
Change in pension liability	—	—	—	—	(1,810)	(1,810)

Total comprehensive income	—	—	—	—	—	31,038

Balance December 31, 2007	165,271	—	(2,116)	(88)	(2,716)	160,351
Stock-based compensation	745	—	—	—	—	745
Distributions to partners	(14,484)	—	(11,004)	(648)	—	(26,136)
Comprehensive income:
Net income	11,560	—	8,931	564	—	21,055
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	—	(9,518)	(9,518)
Change in pension liability	—	—	—	—	(3,029)	(3,029)

Total comprehensive income	—	—	—	—	—	8,508

Balance December 31, 2008	163,092	—	(4,189)	(172)	(15,263)	143,468
Stock-based compensation	1,946	—	—	—	—	1,946
Distributions to partners	(14,398)	—	(11,004)	(648)	—	(26,050)
Phantom unit dividends	(32)	—	—	—	—	(32)
Repurchase of common units	(3,956)	—	—	—	—	(3,956)
Repurchased units withheld for tax obligations	(386)	—	—	—	—	(386)
Comprehensive income:
Net income	18,863	—	14,480	791	—	34,134
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	—	3,879	3,879
Curtailment gain	—	—	—	—	3,619	3,619
Change in pension liability	—	—	—	—	798	798

Total comprehensive income	—	—	—	—	—	42,430

Balance December 31, 2009	$165,129	$—	$(713)	$(29)	$(6,967)	$157,420

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

        The Partnership has five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp., Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership. Global Energy was recently formed to expand the Partnership's natural gas operations. It is in the process of obtaining licensure and is not yet operational. In addition, GLP Finance Corp. ("GLP Finance") is a wholly owned subsidiary of the Partnership. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

        On May 9, 2007, the Partnership issued 1,785,715 unregistered Class B units in a private placement from which it received gross proceeds of $50.0 million. The Class B units were convertible into common units on a one-for-one basis. In connection with the issuance of the Class B units, the Partnership agreed to a discount in the purchase price of approximately $0.8 million, which is the approximate amount of the product of (i) the 1,785,715 Class B units, and (ii) $0.4650, the amount of the Partnership's first quarter 2007 per unit distribution that was paid to the common and subordinated unitholders on May 15, 2007. Such discount was paid by the Partnership to the purchasers of the Class B units substantially contemporaneously with the payment of the Partnership's first quarter 2007 distribution and resulted in net proceeds to the Partnership of $49.2 million. On May 22, 2007, the Class B units converted into common units on a one-for-one basis. See Note 16 for additional information on the private placement.

        The Partnership's 1.73% general partner interest (reduced from 2% following the private placement of Class B units discussed above and in Note 16) is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. Affiliates of the General Partner, including its directors and executive officers, own 250,853 common units and 5,642,424 subordinated units, representing a combined 44.3% limited partner interest.

        On December 9, 2009, the Partnership's General Partner entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the "Third Amendment and Restatement") which amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 2007, as amended, to: (i) replace the terms "operating surplus" and "adjusted operating surplus" with the term "distributable cash flow" and thereby eliminate the term "working capital borrowings;" (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether the Partnership has "earned" the minimum quarterly distribution. See Note 15.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated. Due to changes in operating procedures and efficiencies during 2008, the Partnership changed its estimate of the inventory reserve account by approximately $2.5 million. In addition, the Partnership changed its estimate of the environmental liability with respect to the Albany, New York terminal by approximately $2.8 million (see Note 10). The total change in estimates resulted in an increase in net income of approximately $5.3 million, or $0.41 per limited partner unit, for the year ended December 31, 2008.

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

Accounts Receivable

        The Partnership's accounts receivable result from sales of refined petroleum products and natural gas to its customers. The majority of the Partnership's accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2009 and 2008, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

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

        Inventories consisted of the following at December 31 (in thousands):

	2009	2008
Distillates: home heating oil, diesel and kerosene	$339,737	$160,000
Residual oil	39,787	24,878
Gasoline	64,645	40,183
Blend stock	21,754	15,285

Total	$465,923	$240,346

        In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $22.9 million and $14.8 million at December 31, 2009 and 2008, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $10.2 million and $8.4 million at December 31, 2009 and 2008, respectively. Exchange transactions are valued using current quoted market prices.

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

Buildings, docks, terminal facilities and improvements	15-25 years
Fixtures, equipment and automobiles	3-7 years

Long-Lived Assets

        Accounting and reporting guidance for property, plant and equipment requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No impairments of long-lived assets were recorded during 2009, 2008 and 2007.

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

Leases

        The Partnership leases office space and computer equipment and also has entered into terminal and throughput lease arrangements with various unrelated oil terminals. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

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

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. Any net differential for exchange agreements is to be recorded a nonmonetary adjustment of inventory costs.

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

        Substantially all of the Partnership's income is "qualifying income" for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership's financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Third Amended and Restated Agreement of Limited Partnership of Global Partners LP. Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the Partnership's consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in the Partnership is not available to the Partnership.

        Global Montello Group Corp. ("Global Montello") is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of Global Montello for the years ended December 31, 2009, 2008 and 2007. The after-tax earnings of Global Montello are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for Global Montello. See Note 4.

        The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2009 (tax years ended December 31, 2009, 2008 and 2007). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2009.

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

        The following table presents the Partnership's products as a percentage of total sales for the years ended December 31:

	2009	2008	2007
Gasoline	51%	50%	43%
Distillates	44%	46%	50%
Residual oil	5%	4%	7%

Total	100%	100%	100%

        The Partnership had one customer, ExxonMobil Oil Corporation ("ExxonMobil") who accounted for approximately 22%, 20% and 14% of sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

recognized in earnings as an increase or decrease in cost of sales. Ineffectiveness related to these hedging activities was immaterial at December 31, 2009 and 2008.

        The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Partnership's forward purchase and sale commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature. Ineffectiveness related to these hedging activities was immaterial at December 31, 2009 and 2008.

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

  Cash Flow Hedges

        The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions. To the extent such hedges are effective, the changes in the fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into interest expense in the same period during which the hedged transaction affects earnings. The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"). The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

        In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. See Note 3 for additional information on the interest rate collars and the forward starting swap.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Net Income Per Limited Partner Unit

        On January 1, 2009, the Partnership adopted guidance issued by the FASB to the calculation of earnings per share (in the Partnership's case, net income per limited partner unit). This guidance specifies the treatment of earnings per unit calculations when incentive distributions rights ("IDRs") exist in master limited partnerships. This guidance further provides that net income for the current period is to be reduced by the amount of available cash that will be distributed with respect to that period for purposes of calculating net income per unit. Any residual amount representing undistributed net income (or losses) is assumed to be allocated to the ownership interests in accordance with the contractual provisions of the partnership agreement.

        Under the Partnership's partnership agreement, for any quarterly period, the IDRs participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership's undistributed net income or losses. Accordingly, the Partnership's undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners' interest, and to the General Partner's interest.

        On April 22, 2009, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2009 through March 31, 2009. On July 23, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2009 through June 30, 2009. On October 21, 2009, the board declared a quarterly cash distribution of $0.4875 per unit for the period from July 1, 2009 through September 30, 2009. On January 20, 2010, the board declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2009 through December 31, 2009. These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the incentive distribution rights, and enabled the Partnership to reach its second target distribution with respect to such incentive distribution rights. See Note 15, "Partners' Equity, Allocation and Cash Distributions" for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2009
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income	$34,134	$33,343	$791	$—
Declared distribution	$26,262	$25,614	$448	$200
Assumed allocation of undistributed net income	7,872	7,729	143	—

Assumed allocation of net income(1)	$34,134	$33,343	$591	$200

Denominator:
Basic weighted average limited partner units outstanding		13,017
Dilutive effect of phantom units (Note 13)		262

Diluted weighted average limited partner units outstanding		13,279
Basic net income per limited partner unit		$2.56

Diluted net income per limited partner unit		$2.51

	Year Ended December 31, 2008
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income	$21,055	$20,491	$564	$—
Declared distribution	$26,136	$25,488	$448	$200
Assumed allocation of undistributed net income	(5,081)	(4,997)	(84)	—

Assumed allocation of net income(1)	$21,055	$20,491	$364	$200

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071
Basic net income per limited partner unit		$1.57

Diluted net income per limited partner unit		$1.57

(1)
Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was 1.73% for the years ended December 31, 2009 and 2008.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

	Year Ended December 31, 2007
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income	$47,013	$46,051	$962	$—
Declared distribution	$24,617	$24,070	$438	$109
Assumed allocation of undistributed net income	22,396	21,981	415	—

Assumed allocation of net income(1)	47,013	46,051	853	109
Non-cash reduction allocated to limited partners(2)	(16,400)	(16,400)	—	—

Net income available to limited partners	$30,613	$29,651	$853	$109

Denominator:
Basic weighted average limited partner units outstanding(3)		12,444
Diluted weighted average limited partner units outstanding(3)		12,444
Basic net income per limited partner unit		$2.38

Diluted net income per limited partner unit		$2.38

(1)
Calculation includes the effect of the private placement of Class B units on May 9, 2007 and, as a result, the general partner interest was, based on a weighted average, 1.92% for the year ended December 31, 2007.

(2)
In connection with the private placement of Class B units (see Note 16), the Partnership was required to record a non-cash reduction in net income available to limited partners for the year ended December 31, 2007 because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. Although this non-cash reduction affected net income available to limited partners, it did not affect net income nor did it affect total partners' equity.

(3)
Per unit data includes the weighted average effect of the private placement of Class B units which converted to common units for year ended December 31, 2007.

        At December 31, 2009, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations (as defined in Note 13). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

        The Partnership applied the guidance issued by the FASB on a retroactive basis which had an immaterial impact on the limited partners' interest in net income and net income per limited partner unit for the years ended December 31, 2008 and 2007.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Pension Plan	Derivatives	Total
Balance at December 31, 2007	$(1,388)	$(1,328)	$(2,716)
Change in fair value of interest rate collars	—	(9,518)	(9,518)
Change in pension liability	(3,029)	—	(3,029)

Balance at December 31, 2008	(4,417)	(10,846)	(15,263)
Change in fair value of interest rate collars	—	3,879	3,879
Curtailment gain	3,619	—	3,619
Change in pension liability	798	—	798

Balance at December 31, 2009	$—	$(6,967)	$(6,967)

Recent Accounting Pronouncements

        On September 30, 2009, the Partnership adopted guidance issued by the FASB to the authoritative hierarchy of nongovernmental U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issue Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. This guidance and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have an impact on the Partnership's consolidated financial statements.

        On June 30, 2009, the Partnership adopted guidance issued by the FASB related to fair value accounting. This guidance relates to: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (2) circumstances that may indicate that a transaction is not orderly (i.e., forced liquidation or distressed sale). The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements.

        On June 30, 2009, the Partnership adopted guidance issued by the FASB related to fair value accounting. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements. See Note 19.

        On June 30, 2009, the Partnership adopted guidance issued by the FASB related to subsequent events. This guidance establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this guidance did not have an impact on the Partnership's consolidated financial statements. See Note 22.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        On January 1, 2009, the Partnership adopted guidance issued by the FASB related to earnings per share. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, therefore, should be included in the computation of earnings per share pursuant to the two-class method. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements.

        On January 1, 2009, the Partnership adopted guidance issued by the FASB related to earnings per share. This guidance specifies the treatment of earnings per unit calculations when incentive distribution rights exist in master limited partnerships. Further, when earnings exceed cash distributions, undistributed earnings are to be allocated to the general partner, limited partners and holders of the incentive distribution rights based on the distribution formula for available cash set forth in the partnership agreement. Conversely, when cash distributions exceed earnings, net income (or loss) would be reduced (or increased) by distributions to the general partner, limited partners and holders of incentive distribution rights. The excess of distributions over earnings would be allocated to the general partner and limited partners based on their respective sharing of losses set forth in the partnership agreement. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements. See Note 2.

        On January 1, 2009, the Partnership adopted guidance issued by the FASB related to intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements.

        On January 1, 2009, the Partnership adopted guidance issued by the FASB which requires enhanced disclosures about an entity's derivatives and hedging activities and how they affect an entity's financial position, financial performance and cash flows. See Note 3.

        On January 1, 2009, the Partnership adopted guidance issued by the FASB to accounting for business combinations. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This guidance also requires that acquisition-related costs be recognized separately from the acquisition. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements.

        The Partnership adopted the guidance issued by the FASB to fair value accounting and disclosures. This guidance defines fair value, establishes guidelines for measuring fair value and requires additional disclosures regarding fair value measurements. This guidance applies only to fair value measurements currently required or permitted and is expected to increase the consistency of those measurements. On January 1, 2008, the Partnership adopted this guidance for its financial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009 for its non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on the Partnership's consolidated financial statements. See Note 19.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments

        On January 1, 2009, the Partnership adopted additional guidance issued by the FASB which requires the Partnership to provide enhanced disclosures about (a) how and why the Partnership uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect the Partnership's financial position, financial performance and cash flows. The following table presents the volume of activity related to the Partnership's derivative financial instruments at December 31, 2009:

	Units(1)	Unit of Measure
Oil Contracts
Long	9,637	Thousands of barrels
Short	(14,547)	Thousands of barrels
Natural Gas Contracts
Long	15,135	Thousands of decatherms
Short	(15,135)	Thousands of decatherms
Interest Rate Collars	$200	Millions of dollars
Forward starting swap	$100	Millions of dollars

(1)
Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

  Fair Value Hedges

        The following table presents the gross fair values of the Partnership's derivative instruments and firm commitments and their location in the Partnership's consolidated balance sheets at December 31, (in thousands):

	Assets			Liabilities
Derivatives	Balance Sheet Location (Net)	2009 Fair Value	2008 Fair Value	Balance Sheet Location (Net)	2009 Fair Value	2008 Fair Value
Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(2)	$4,085	$175,557	(3)	$23,030	$25,202
Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(2)	11,067	29,215	Accrued expenses and other current liabilities	10,805	28,060

Total derivatives		$15,152	$204,772		$33,835	$53,262

(1)
Includes forward fixed price purchase and sale contracts as recognized in the Partnership's consolidated balance sheets at December 31, 2009 and 2008

(2)
Fair value of forward fixed price contracts, prepaid expenses and other current assets and accrued and other current liabilities

(3)
Obligations on forward fixed price contracts and accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

        The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivative
Derivatives in Fair Value Hedging Relationship		2009	2008	2007
Oil product contract	Cost of sales	$(254,440)	$179,644	$(159,489)

		Amount of Gain (Loss) Recognized in Income on Hedged Items
	Location of Gain (Loss) Recognized in Income on Related Hedged Item
Hedged Items in Fair Value Hedge Relationships		2009	2008	2007
Oil product contract	Cost of sales	$255,218	$(180,345)	$161,456

        The Partnership's derivative financial instruments do not contain credit-risk-related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

        The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership's consolidated balance sheet being hedged by the following derivative instruments at December 31 (in thousands):

	2009	2008
Futures contracts	$(14,605)	$138,741
Swaps and other, net	(3,420)	15,092

Total	$(18,025)	$153,833

        The total balances of $(18.0) million and $153.8 million reflect the fair value of the forward fixed price contract (liability)/asset net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

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

        The Partnership has a daily margin requirement with its broker based on the prior day's market results on open futures contracts. The brokerage margin balance was $18.1 million and $9.0 million at December 31, 2009 and 2008, respectively.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

counterparties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange ("NYMEX") derivative transactions and the right of offset exists. Accordingly, the fair value of all derivative instruments is presented on a net basis on the consolidated balance sheets. Exposure on forward purchase and sale commitments, swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. See Note 2 for additional information on fair value hedges.

        The Partnership generally enters into master netting arrangements to mitigate counterparty credit risk with respect to its derivatives. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Partnership to terminate all contracts upon occurrence of certain events, such as a counterparty's default or bankruptcy. Because these arrangements provide the right of offset, and the Partnership's intent and practice is to offset amounts in the case of contract terminations, the Partnership records fair value of derivative positions on a net basis in accordance with guidance issued by the FASB.

  Cash Flow Hedges

        The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge and accounted for in accordance with guidance issued by the FASB. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. As of December 31, 2009, the three-month LIBOR rate of 0.27% was lower than the floor rate. As a result, in January 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $444,000 and, at December 31, 2009, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The fair values of the first collar were liabilities of approximately $3.9 million and $5.3 million as of December 31, 2009 and 2008, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively. The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar's strike rates.

        On September 29, 2008, the Partnership executed its second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. As of December 31, 2009, the one-month LIBOR rate of 0.23% was lower than the floor rate. As a result, in January 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $205,000 and, at December 31, 2009, such amount was recorded in accrued expenses and other current liabilities in the accompanying

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

consolidated balance sheet. The fair values of the second collar were liabilities of approximately $3.2 million and $5.5 million as of December 31, 2009 and 2008, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates.

        In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. The fair value of the swap was an asset of approximately $80,000 as of December 31, 2009 and was recorded in other long-term assets in the accompanying consolidated balance sheet. Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

        The following table presents the fair value of the Partnership's derivative instruments and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

	Assets			Liabilities
Derivatives	Balance Sheet Location	2009 Fair Value	2008 Fair Value	Balance Sheet Location	2009 Fair Value	2008 Fair Value
Derivatives designated as hedging instruments				Other long-term liabilities
Interest rate collars		$—	$—		$7,047	$10,846
Forward starting swap	Other assets	80	—		—	—

        The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership's consolidated statements of income for years ended December 31 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationship	2009	2008	2007	2009	2008	2007
Interest rate collars	$3,799	$(9,518)	$(1,328)	$—	$—	$—
Forward starting swap	80	—	—	—	—	—

Total	$3,879	$(9,518)	$(1,328)	$—	$—	$—

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    Derivative Financial Instruments (Continued)

        Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial at December 31, 2009, 2008 and 2007. The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $5.2 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. There was no such reclassification for the year ended December 31, 2007.

  Derivatives Not Involved in a Hedging Relationship

        While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues inherent in the business, such as weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products at any one point in time.

        The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
		2009	2008	2007
Oil product contracts	Cost of sales	$8,766	$10,469	$2,694

Note 4.    Income Taxes

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2009	2008	2007
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.3%
Partnership income not subject to tax	(36.4)%	(35.2)%	(37.8)%

Effective income tax rate	4.0%	5.2%	2.5%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Income Taxes (Continued)

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2009	2008	2007
Current:
Federal	$1,106	$903	$984
State	381	279	288

Total current	1,487	1,182	1,272
Deferred:
Federal	(43)	(23)	(62)
State	(15)	(7)	(19)

Total deferred	(58)	(30)	(81)

Total	$1,429	$1,152	$1,191

        At December 31, 2009 and 2008, the Partnership had net deferred tax assets of approximately $140,000 and $80,000, respectively, which primarily represent the difference between tax and book amortization.

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2009	2008	2007
Income before income tax expense	$35,563	$22,207	$48,204
Non-taxable income	(32,580)	(19,669)	(45,560)

Income subject to income tax expense	$2,983	$2,538	$2,644

        The Partnership made approximately $1.6 million, $0.4 million and $2.7 million in income tax payments during 2009, 2008 and 2007, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.    Terminal Acquisitions (Continued)

        Final purchase price allocations based on fair market values of acquired assets have been completed. The following table presents the allocation of the aggregate purchase price of the assets acquired and environmental liabilities assumed during 2007 (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$99,571
Land	20,692
Fixtures, equipment and automobiles	251
Intangible assets	26,722

Total assets purchased	147,236
Less environmental liabilities assumed (see Note 10)	(9,216)

Total purchase price	$138,020

Note 6.    Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Buildings, docks, terminal facilities and improvements	$153,954	$148,815
Land	26,110	26,110
Fixtures, equipment and automobiles	8,866	7,639
Construction in process	5,028	2,361

	193,958	184,925
Less accumulated depreciation	(34,666)	(22,937)

Total	$159,292	$161,988

  Construction in process

        In November 2007, the Partnership entered into two separate sublease agreements for land located at the Port of Providence in Rhode Island. The terminal at one parcel opened for business in January 2008 and provides the Partnership with storage for distillates and biofuels. The terminal at the other parcel opened for business in November 2008 and provides the Partnership with storage for refined petroleum products. The initial term of each sublease began on November 1, 2007 and will expire on April 29, 2012. Each sublease is being accounted for as an operating lease and has option terms that, if exercised, would extend the sublease through August 29, 2036. Total expenses under the subleases were approximately $583,000, $586,000 and $127,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009 and 2008, the Partnership was in the application development stage of internally developing software currently intended for internal use. The capitalized balance related to the development of this software was $3.2 million and $1.8 million as of December 31, 2009 and 2008, respectively. As the software has not been implemented for its intended use, no amortization was recorded for the years ended December 31, 2009, 2008 and 2007.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Property and Equipment (Continued)

        The Partnership had other construction in process of approximately $1.8 million and $0.5 million as of December 31, 2009 and 2008, respectively.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $10.8 million, $10.2 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $1.0 million for each of the years ended December 31, 2009, 2008 and 2007.

        There were no fully depreciated assets written off for the years ended December 31, 2009 and 2008.

Note 7.    Intangible Assets

        Intangible assets consisted of the following at December 31 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2009
Intangible assets subject to amortization:
Terminalling services	$26,365	$(3,378)	$22,987	20 years
Workforce	347	(42)	305	20 years
Customer relationships	11,462	(6,836)	4,626	8-12 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(572)	370	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,562	(12,274)	28,288
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,831	$(12,274)	$28,557

December 31, 2008
Intangible assets subject to amortization:
Terminalling services	$26,365	$(2,061)	$24,304	20 years
Workforce	347	(24)	323	20 years
Customer relationships	11,462	(5,632)	5,830	8-12 years
Software	1,139	(1,025)	114	5 years
Covenants not to compete	803	(240)	563	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,423	(9,289)	31,134
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,692	$(9,289)	$31,403

        The aggregate amortization expense was approximately $3.0 million, $2.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.    Intangible Assets (Continued)

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2010	$2,735
2011	2,646
2012	2,177
2013	1,765
2014	1,734
Thereafter	17,231

Total intangible assets subject to amortization	28,288
Brand names, not subject to amortization	269

Total intangible assets	$28,557

Note 8.    Investment in Equity Securities

        The Partnership held an investment in NYMEX Holdings, Inc. which was accounted for under the accounting guidance for investments—debt and equity securities. On March 6, 2007, the Partnership sold its investment in NYMEX Holdings, Inc. along with its NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million in the accompanying statements of income for the year ended December 31, 2007.

Note 9.    Debt

Credit Agreement

        The Partnership has a senior secured credit agreement (the "Credit Agreement"). Pursuant to the Credit Agreement, the Partnership exercised its accordion feature (discussed below) and requested an increase in the Total WC Revolver Commitment (as defined in the Credit Agreement) in an amount equal to $100.0 million. On December 4, 2009, certain lenders under the Credit Agreement agreed to fund the $100.0 million increase, bringing the total available commitments under the Credit Agreement from $750.0 million to $850.0 million. There are three facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $750.0 million; the $750.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30;

  •
  an $85.0 million acquisition facility to be used for funding acquisitions similar to the Partnership's business line that have a purchase price of $25.0 million or less or $35.0 million or less in the aggregate in any 12-month period; and

  •
  a $15.0 million revolving credit facility to be used for general purposes.

        In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to: (1) the acquisition facility by up to another $50.0 million, for a total acquisition facility of up to $135.0 million; and (2) the working capital

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (Continued)

revolving credit facility by up to another $100.0 million, for a total working capital revolving credit facility of up to $850.0 million. Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and no more than three such requests may be made for each facility. The Partnership, however, cannot provide assurance that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $850.0 million.

        Availability under the Partnership's working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the Credit Agreement, the Partnership can borrow only up to the level of its then current borrowing base. Availability under the Partnership's borrowing base may be affected by events beyond the Partnership's control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions. These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

        During the period from January 1, 2008 through July 20, 2008 and for the year ended December 31, 2007, borrowings under the Partnership's working capital revolving credit, acquisition and revolving credit facilities bore interest at the Partnership's option at (1) the Eurodollar rate, plus 1%, 1 1/2% and 1 1/2%, respectively, (2) the cost of funds rate, plus 1%, 1 3/4% and 1 1/2%, respectively, or (3) the bank's base rate.

        Commencing July 21, 2008, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement). Commencing July 21, 2008, borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio. The average interest rates for the Credit Agreement were 3.6%, 4.6% and 6.3% for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        Further, in October 2009, the Partnership executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. See Note 3 for additional information on the interest rate collars and the forward starting swap.

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

        The Credit Agreement will mature on April 22, 2011. The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $240.9 million and $154.1 million at December 31, 2009 and 2008, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the working capital revolving credit facility was approximately $221.7 million and $208.2 million at December 31, 2009 and 2008, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2009, the Partnership had total borrowings outstanding under the Credit Agreement of $533.8 million, including $71.2 million outstanding on the acquisition facility. In addition, the Partnership had outstanding letters of credit of $105.0 million. The total remaining availability for borrowings and letters of credit at December 31, 2009 and 2008 was $211.2 million and $211.3 million, respectively.

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

        The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2009. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

        The Credit Agreement also requires that in each calendar year, the outstanding amount under the working capital revolving credit facility must be equal to or less than $263.0 million for a period of ten consecutive calendar days. The Partnership has complied with this provision for the year ended December 31, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.    Debt (Continued)

        The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership's available cash and permits borrowings to fund such distributions only under the $15.0 million revolving credit facility. The revolving credit facility is subject to an annual "clean-down" period, requiring the Partnership to reduce the amount outstanding under the revolving credit facility to $0 for 30 consecutive calendar days in each calendar year. The Partnership has complied with this provision for the year ended December 31, 2009.

        The lending group under the Credit Agreement includes the following institutions: Bank of America, N.A.; Standard Chartered Bank; JPMorgan Chase Bank, N.A.; Societe Generale; RBS Citizens, National Association; Sovereign Bank; Fortis Capital Corp.; Webster Bank National Association; KeyBank National Association; TD Bank, N.A. (f/k/a TD BankNorth, N.A.); Wells Fargo Bank, N.A.; Wachovia Bank, National Association; Calyon New York Branch; and The Bank of Tokyo-Mitsubishi UFJ, Ltd.

Term Note—Note Payable

        In 2001, the Partnership purchased the Fore River Terminal in South Portland, Maine. The purchase price included issuance by the Partnership of a promissory note for $3.0 million with a 7% interest rate. The note was secured by the property acquired and was fully paid in May 2008.

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

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.7 million was paid by the Partnership as of December 31, 2009. The remaining liability of $0.5 million was recorded as a current liability of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Environmental Liabilities (Continued)

$0.4 million and a long-term liability of $0.1 million in the accompanying consolidated balance sheet at December 31, 2009. The Partnership has implemented the remedial action plans. The Partnership does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million, of which approximately $0.1 million was paid for the year ended December 31, 2008 for a balance of $7.9 million. In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. The Partnership responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. At December 31, 2009, this liability had a balance of $5.0 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.1 million in the accompanying consolidated balance sheet. In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the "Global Macungie Terminal"), the Partnership assumed certain existing environmental liabilities at the terminal. The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time. The Partnership also executed an Administrative Order on Consent ("AOC") with the U.S. Environmental Protection Agency, Region III ("EPA, Region III") requiring certain investigatory activities at the Global Macungie Terminal. The Partnership believes that the investigatory activities required by the AOC have been completed, and it intends to submit a final report concerning these investigatory activities and request that EPA, Region III issue a Notice of Completion with respect to the AOC. Although the Partnership cannot predict whether EPA, Region III will grant this request, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it. Furthermore, the Partnership does not believe that in the event EPA, Region III requests additional activities before issuing a Notice of Completion, those activities will result in material costs or have a material impact on the Partnership's operations.

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

Note 11.    Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2009	2008
Barging transportation, product storage and other ancillary costs	$21,019	$15,208
Swaps and other derivatives	4,113	1,268
Trustee taxes (taxes other than income tax)	41,484	32,578
Employee compensation	7,468	1,681
Other	3,520	3,319

Total	$77,604	$54,054

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Contributions under the plan are determined annually, at the sole discretion of the General Partner's board of directors. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan have been equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's compensation. Matching contributions greater than this level are allowed under the plan. Effective January 1, 2010, the discretionary percentage match by the General Partner increased from 3% to 4% of the employee's compensation. The General Partner's matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. This plan had expenses of approximately $498,000, $500,000 and $385,000 for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has a qualified pension plan (the "Plan") that covers all eligible employees. Accounting and reporting guidance related to compensation—retirement benefits requires the Partnership to recognize the overfunded or underfunded status of its defined benefit pension plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status through comprehensive income in the year in which such changes occur. The funded status is measured as the difference between the fair value of plan assets and the Plan's benefit obligation, with the benefit obligation including all actuarial gains and losses, prior service cost and any remaining transition amounts.

        Effective December 31, 2009, the Plan was amended to freeze participation in and benefit accruals under the Plan. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements will receive increased benefits under the Plan, effective December 31, 2009. As a result of the freeze, the Partnership recognized a curtailment gain of approximately $1.5 million which was recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2009. The curtailment gain consisted of approximately $5.1 million in a change in benefit obligation and approximately $3.6 million in an unrecognized net actuarial loss.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

        The following presents reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and the accumulated benefit obligation at December 31 (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$15,403	$13,486
Service cost	1,300	1,061
Interest cost	916	800
Actuarial loss	572	551
Curtailment gain	(5,098)	—
Benefits paid	(536)	(496)

Projected benefit obligation at end of year	12,557	15,402
Change in plan assets:
Fair value of plan assets at beginning of year	6,549	8,250
Actual return on plan assets	1,822	(1,818)
Employer contributions	1,971	613
Benefits paid	(536)	(496)

Fair value of plan assets at end of year	9,806	6,549

Funded status at end of year	$(2,751)	$(8,853)
Unrecognized net actuarial loss	—	4,417

Net amount recognized	$(2,751)	$(4,436)

Accumulated benefit obligation	$12,557	$10,852

        The following presents amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	2009	2008
Accrued pension benefit cost	$2,751	$8,853
Accumulated other comprehensive loss	—	(4,417)

Net amount recognized	$2,751	$4,436

        All of the Partnership's prior service costs and transition amounts have been fully amortized at December 31, 2009, 2008 and 2007. There was no unrecognized net actuarial gain or loss for the year ended December 31, 2009. The unrecognized net actuarial loss of $4.4 million is reflected in accumulated other comprehensive income as of December 31, 2008 and in Note 2.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

        The following presents the components of the net periodic benefit cost for the Plan (in thousands):

	2009	2008	2007
Service cost	$1,300	$1,061	$814
Interest cost	916	800	654
Expected return on plan assets	(643)	(662)	(632)
Recognized net actuarial loss	192	3	—

Net periodic benefit cost	$1,765	$1,202	$836

        The following presents the weighted-average actuarial assumptions used in determining the Plan's annual pension expense:

	2009	2008	2007
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	4.0%	4.0%	4.0%

        The following presents the benefits as of December 31, 2009 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2010	$1,895
2011	226
2012	371
2013	494
2014	511
2015-2019	3,575

Total	$7,072

        The General Partner expects to contribute, and the Partnership expects to reimburse the General Partner for, approximately $1.2 million to the Plan for 2009. The Partnership contributed approximately $845,000 during 2009 and will make the rest of this contribution in 2010. For 2010, the minimum funding contribution will be approximately $600,000, which will be paid during 2010 and up through 2011.

Investment Policy Summary

        The fundamental investment objective of the Plan is to provide a rate of return sufficient to fund the retirement benefits under the Plan at a reasonable cost to the General Partner, which is the Plan sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Plan's actuaries in projecting the funding cost of the Plan under the applicable Employee Retirement Income Security Act, or ERISA, standards. To do so, the General Partner's Pension Committee (the "Committee") may appoint one or more investment managers to invest all or portions of the assets of the Plan in accordance with specific investment guidelines, objectives, standards and benchmarks.

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

        The fair values by category of the General Partner's Plan assets, all of which is with unrelated parties, at December 31 was as follows (in thousands):

	2009	2008
Cash equivalents	$378	$—
Taxable municipal bond	158	—
U.S. treasury bonds	—	119
Mortgage backed securities	741	707
Corporate bonds	3,631	2,624
Equity securities	4,898	3,100

Total	$9,806	$6,550

        Please read Note 19, Fair Value Measurements.

Expected Long-term Rate of Return on Plan Assets

        The expected long-term rate of return on assets assumption is based on historical experience and consultation with the General Partner's actuarial consultants. The current 8.0% assumption compares to the historical weighted average compound return of 5.1% actually achieved by the Plan assets in the Companies' eleven years of existence. Because the Plan was only in existence since December 1999, the time period over which the 5.1% return was calculated does not accurately reflect the long-term investment return which the Plan sponsor expects to be achieved. The Plan was created in December 1999 with a transfer of assets from the pension plan of Global Petroleum Corp. ("GPC"). Considering the investment return of the Plan from 1995 through December 1998, the calculation of the average investment return would increase the 5.1% investment return to 9.6% over a 15-year period.

Non-qualified Pension and Deferred Compensation Plans

        The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $0.1 million per year for the period from 2010 through 2018 for an aggregate amount of $1.2 million. The Partnership had a discounted obligation of approximately $0.9 million recorded in long-term liabilities at December 31, 2009 and 2008.

        The General Partner also has two non-qualified deferred compensation arrangements. One arrangement is for an executive officer that calls for annual payments of $70,000 for fifteen consecutive years from the commencement date. The other arrangement is for a former executive officer that calls for annual payments of $85,000 for fifteen consecutive years from the commencement date. The Partnership had a total discounted obligation of approximately $1.0 million and $0.7 million recorded in long-term liabilities at December 31, 2009 and 2008, respectively. In accordance with the provisions of the Partnership's partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officers under these non-qualified deferred compensation arrangements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Employee Benefit Plans with Related Party (Continued)

Supplemental Executive Retirement Plan

        The General Partner, on behalf of the Partnership, entered into Supplemental Executive Retirement Plan ("SERP") agreements with four employees. Such SERP agreements were effective December 31, 2009 and are intended to reduce the adverse effects of the pension freeze on these four employees. The SERP agreements are intended to provide for benefits generally comparable in value to the increase in benefits the employee would have received under the Plan if such increased benefits could be provided to the employee under the Plan consistent with applicable tax qualification requirements. Total expenses related to the SERP were immaterial at December 31, 2009.

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

  Long-Term Incentive Plan

        On August 14, 2007, the Compensation Committee of the board of directors of the General Partner granted awards of phantom units and associated DERs under the LTIP to certain employees and non-employee directors of the General Partner. The phantom units granted vested on December 31, 2009 and became payable on a one-for-one basis in common units of the Partnership (or cash equivalent) in connection with the achievement of certain performance goals over the vesting period. The DERs that were granted in tandem with the phantom units vested and became payable in cash simultaneously with the vesting of the phantom units.

        Accounting guidance for share-based compensation requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the award at the August 14, 2007 grant date approximated the fair value of the Partnership's common unit at that date.

        Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership's award, is recognized over the requisite service period. The requisite

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (Continued)

service period for these awards is from August 14, 2007, the grant date, through December 31, 2009, the vesting date. The Partnership recognized as compensation expense the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. In accordance with the guidance issued by the FASB, the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership's service and performance history, did not change in subsequent periods as actual forfeitures did not differ from estimates.

        The Partnership recorded compensation expenses with respect to these awards of approximately $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to these awards was fully recognized as of December 31, 2009.

  Three-Year Phantom Units

        On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units, which are subject to graded vesting, vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.

        Compensation expense related to these phantom units is recognized using the accelerated attribution method. The Partnership recorded compensation expenses related to this phantom unit award of approximately $0.7 million for the year ended December 31, 2009 which is included in selling, general and administrative expenses in the accompanying statements of income. For the year ended December 31, 2008, compensation expense related to this phantom unit award was immaterial. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2009 was approximately $0.4 million and is expected to be recognized over the remaining requisite service period. On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer, and in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000. On December 31, 2009, 16,617 common units vested under this award and were distributed, and in January 2010, the Partnership paid a cash distribution related to these units of approximately $32,000.

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

        All or a portion of the phantom units granted to the employees may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods. Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (Continued)

any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from February 5, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from June 5, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. "Average Unit Price" means the closing market price of the Partnership's common unit for any 10-consecutive trading day period. On August 21, 2009, the Average Unit Price of $21.00 per unit for the first tranche was achieved and, as a result, 25% of the phantom units vested at a price of $22.50 per unit.

        The fair value of the award at the February 5, 2009 grant date approximated the fair value of the Partnership's common unit at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period. Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model. The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership's common units. The Partnership recorded compensation expense related to this phantom unit award of approximately $0.5 million for the year ended December 31, 2009 which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2009 was approximately $0.6 million and is expected to be recognized ratably over the remaining derived service periods.

  Repurchase Program

        In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership's common units (the "Repurchase Program") for the purpose of assisting it in meeting the General Partner's anticipated obligations to deliver common units under the LTIP and meeting the General Partner's obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the "General Partner's Obligations"). The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner's Obligations. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. As of December 31, 2009, the General Partner repurchased 195,291 common units pursuant to the Repurchase Program for approximately $4.0 million, of which 62,620 phantom units vested under the "Long-term Investment Plan," 33,234 phantom units vested under the "Three-Year Phantom Units" award and 69,444 phantom units vested under the "Five-Year Phantom Units" award.

        At December 31, 2009, common units outstanding excluded 47,143 common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.    Long-Term Incentive Plan (Continued)

  Status of Non-Vested Units

        The following table presents a summary of the status of the non-vested units as of December 31:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2007	64,951	$29.00
Granted	99,700	11.30
Vested	—	—
Forfeited	(2,331)	29.00

Outstanding non-vested units at December 31, 2008	162,320	18.13
Granted	277,777	3.73
Vested	(102,678)	18.87
Forfeited	—	—

Outstanding non-vested units at December 31, 2009	337,419	$6.05

        Additionally, accounting guidance for share-based compensation requires that the income tax effects of share-based payments be recognized for financial reporting purposes if such awards would result in deductions on the Partnership's income tax return. Global Montello is a taxable entity for federal and state income tax purposes. In the ordinary course of business, the Partnership charges a portion of its selling, general and administrative expenses to Global Montello and, therefore, a portion of the compensation expense on the LTIP is allocated to Global Montello which results in a deduction for the Partnership. The amount allocated to Global Montello for such LTIP related costs was immaterial for the years ended December 31, 2009, 2008 and 2007.

Note 14.    Commitments and Contingencies

        The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.    Commitments and Contingencies (Continued)

payments under leases with non-cancelable terms of one year or more at December 31, 2009 (in thousands):

2010	$1,864
2011	1,559
2012	1,280
2013	1,060
2014	1,062
Thereafter	5,879

Total	$12,704

        Total expenses under the operating lease arrangements amounted to approximately $1.9 million, $1.6 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Partnership also has lease income from office space leased at one of its owned terminals for $0.2 million per year through April of 2009.

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $0.7 million and $0.9 million at December 31, 2009 and 2008, respectively. Depreciation expense for equipment under the capital leases was approximately $177,000, $166,000 and $69,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Terminal and Throughput Leases

        The Partnership entered into terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2009 (in thousands):

2010	$13,002
2011	7,767
2012	4,317
2013	1,438
2014	252
Thereafter	336

Total	$27,112

Purchase Commitments

        The minimum volume purchase requirements for 2010 under the Partnership's existing supply agreements are 408 million gallons. All existing purchase commitments expire in 2010. The Partnership purchased approximately 0.9 billion, 0.9 billion and 1.7 billion gallons of product under the Partnership's existing supply agreements for $1.4 billion, $2.2 billion and $3.3 billion in 2009, 2008 and 2007, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

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

Note 15.    Partners' Equity, Allocations and Cash Distributions

Issuance of Units

        On October 4, 2005, the Partnership completed an initial public offering of 5,635,000 common units. Upon the closing of the Partnership's IPO (and taking into account the underwriters' exercise of their over-allotment option), GPC and certain affiliates of the Slifka family received an aggregate of 5,642,424 subordinated units, which constituted 49% ownership of the Partnership at that time, a 2% general partner interest and 7,424 common units.

Units Outstanding

        Partners' equity at December 31, 2009 consisted of 7,428,139 common units outstanding (including 250,583 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98.27% effective ownership interest in the Partnership, and 230,303 general partner units representing a 1.73% general partner interest in the Partnership.

        At December 31, 2009, common units outstanding excluded 47,143 common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations. See Note 13, "Long-Term Incentive Plan—Repurchase Program."

Common Units

        During the subordination period, as defined in the Partnership's partnership agreement, the common units will have the right to receive distributions of available cash from "distributable cash flow" (as defined in the Partnership's partnership agreement) before any distributions of available cash from distributable cash flow may be made on the subordinated units in an amount equal to the minimum quarterly distribution of (a) $0.4125 per unit per quarter for all quarters ending on or prior to September 30, 2009 and $0.4625 per unit per quarter for all quarters ending on or after to September 30, 2009 (b) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after December 31, 2010 that each of the following tests are met: (1) distributions of available cash from distributable cash flow on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the distributable cash flow generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on each of the outstanding common units and subordinated units during those periods on a fully

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

diluted basis and the related distribution on the general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the General Partner without cause, the subordination period may end before December 31, 2010.

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

Subordinated Units

        During the subordination period, the subordinated units have no right to receive distributions of available cash from distributable cash flow until the common units receive distributions of available cash from distributable cash flow in an amount equal to the minimum quarterly distribution of (a) $0.4125 per unit per quarter for all quarters ending on or prior to September 30, 2009 and $0.4625 per unit per quarter for all quarters ending on or after to September 30, 2009, (b) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages will be paid to subordinated units.

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

General Partner Units

        The Partnership's general partner interest is represented by general partner units. The General Partner is entitled to a percentage (equal to the general partner interest) of all cash distributions of available cash on all common and subordinated units. The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, holders of the incentive distribution rights and the General Partner will receive.

        The general partner units have the management rights as set forth in the Partnership's partnership agreement.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from distributable cash flow after the target distribution levels have been

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

achieved, as defined in the Partnership's partnership agreement. The General Partner currently holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the Partnership's partnership agreement.

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

Cash Distributions

        The Partnership intends to consider regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors. The Credit Agreement prohibits the Partnership from making cash distributions if any potential default or event of default, as defined in the Credit Agreement, occurs or would result from the cash distribution.

        Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of available cash is all cash on hand on the date of determination of available cash for the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership's business, to comply with applicable law, any of the Partnership's debt instruments, or other agreements or to provide funds for distributions to unitholders and to the General Partner for any one or more of the next four quarters.

        The Partnership will make distributions of available cash from distributable cash flow for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.27% to the common unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.27% to the subordinated unitholders, pro rata, and 1.73% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the incentive distribution rights, based on the percentages as provided below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

        As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.4625	98.27%	1.73%
First Target Distribution	$0.4625	98.27%	1.73%
Second Target Distribution	above $0.4625 up to $0.5375	85.27%	14.73%
Third Target Distribution	above $0.5375 up to $0.6625	75.27%	24.73%
Thereafter	above $0.6625	50.27%	49.73%

        The Partnership paid the following cash distributions during 2009, 2008 and 2007 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	General Partner Incentive Distribution	Total Cash Distribution
2007
02/14/07(1)	$0.4550	$2,567	$2,567	$105	$—	$5,239
05/15/07(1)(2)	0.4650	2,624	2,624	107	4	5,359
08/14/07(3)	0.4725	3,510	2,666	109	20	6,305
11/14/07(4)	0.4800	3,566	2,708	110	35	6,419
2008
02/14/08(5)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/08(5)	0.4875	3,621	2,751	112	50	6,534
08/14/08(5)	0.4875	3,621	2,751	112	50	6,534
11/14/08(5)	0.4875	3,621	2,751	112	50	6,534
2009
02/13/09(5)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/15/09(5)	0.4875	3,621	2,751	112	50	6,534
08/14/09(5)	0.4875	3,621	2,751	112	50	6,534
11/13/09(5)	0.4875	3,621	2,751	112	50	6,534

(1)
Prior to the private placement of Class B units on May 9, 2007 (see Note 16), the limited partner interest was 98% and the general partner interest was 2%.

(2)
This distribution of $0.4650 per unit resulted in the Partnership reaching its second target distribution for the first quarter of 2007. As a result, the General Partner received this additional incentive distribution.

(3)
This distribution of $0.4725 per unit resulted in the Partnership reaching its second target distribution for the second quarter of 2007. As a result, the General Partner received this additional incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.    Partners' Equity, Allocations and Cash Distributions (Continued)

(4)
This distribution of $0.4800 per unit resulted in the Partnership reaching its second target distribution for the third quarter of 2007. As a result, the General Partner received this additional incentive distribution.

(5)
The distributions of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2007, for each of the four quarters of 2008 and for each of the first three quarters of 2009. As a result, the General Partner received this additional incentive distribution for each respective quarter.

        On January 20, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2009 through December 31, 2009 ($1.95 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business February 3, 2010. On February 12, 2010, the Partnership paid the total cash distribution of approximately $6.5 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.    Unitholders' Equity (Continued)

        In connection with the private placement and in accordance with accounting and reporting guidance related to debt, the Partnership recorded a non-cash reduction in net income available to limited partners for the year ended December 31, 2007. This non-cash reduction was required to be recorded because the fair value of the Partnership's common units on May 9, 2007 (the date on which the Class B units were issued) was greater than the purchase price of the Class B units, which was established at the time of the execution of the Unit Purchase Agreement on March 14, 2007. The non-cash reduction was approximately $16.4 million computed as the product of (i) the 1,785,715 Class B units, and (ii) the difference between the fair value of a common unit on the date of issuance ($36.71) and the conversion rate after the price reduction ($27.53). The non-cash reduction resulted in the Partnership recognizing a $16.4 million decrease in common unit equity and a corresponding increase in Class B unit equity. Additionally, the Partnership recorded accretion of $16.4 million as a non-cash distribution to common unitholders for the year ended December 31, 2007.

        Although this non-cash reduction affected net income available to limited partners for the year ended December 31, 2007, it did not affect net income, nor did it affect total partners' equity.

Note 17.    Related-Party Transactions

        The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with GPC, an affiliate of the Partnership, which extends through December 2013 with annual renewal options thereafter. The agreement is accounted for as an operating lease.

        The following provides future minimum payments at December 31, 2009, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2010	$7,262
2011	7,262
2012	7,262
2013	7,262
2014	—
Thereafter	—

Total	$29,048

        The expenses under this agreement totaled $8.5 million, $8.6 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These expenses include annual consumer price index adjustments of approximately $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Partnership did not record deferred rent expense for the year ended December 31, 2009. Deferred rent expense was approximately $121,000 for each of the years ended December 31, 2008 and 2007 as calculated under accounting guidance issued by the FASB related to leases.

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $73,000, $86,000 and $74,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and either

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.    Related-Party Transactions (Continued)

party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2009, no such notice of termination was given by either party.

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance Energy LLC ("Alliance"), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. The income from these services was approximately $382,000, $866,000 and $626,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement extends through January 1, 2011.

        The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $19.8 million, $29.1 million and $42.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The expenses for the years ended December 31, 2009, 2008 and 2007, including payroll, payroll taxes and bonus accruals, were $39.0 million, $27.2 million and $29.0 million, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. See Note 12, Employee Benefit Plans with Related Party.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2009	2008
Receivables from Alliance	$838	$383
Receivables from GPC	251	325
Receivables from the General Partner(1)	476	1,810

Total	$1,565	$2,518

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (Continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2009	2008	2007
Wholesale Segment:
Sales
Distillates	$2,467,883	$4,044,039	$3,354,619
Gasoline	2,954,461	4,469,783	2,906,865
Residual oil	32,803	75,358	115,265

Total	$5,455,147	$8,589,180	$6,376,749
Net product margin(1)
Distillates	$95,098	$70,045	$86,358
Gasoline	40,706	36,451	11,463
Residual oil	9,430	11,671	23,667

Total	$145,234	$118,167	$121,488
Commercial Segment:
Sales	$363,264	$429,943	$381,085

Net product margin(1)	$15,410	$11,835	$11,485
Combined sales and net product margin:
Sales	$5,818,411	$9,019,123	$6,757,834

Net product margin(1)	$160,644	$130,002	$132,973
Depreciation allocated to cost of sales	10,816	10,211	5,989

Combined gross profit	$149,828	$119,791	$126,984

(1)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's consolidated financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $1.3 billion (22%), $1.8 billion (20%), and $966.4 million (14%) of the Partnership's total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Segment Reporting (Continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2009	2008	2007
Combined gross profit	$149,828	$119,791	$126,984
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	61,048	42,060	45,537
Operating expenses	35,043	31,788	27,703
Amortization expense	2,986	2,937	2,250

Total operating costs and expenses	99,077	76,785	75,490

Operating income	50,751	43,006	51,494
Interest expense	(15,188)	(20,799)	(17,408)
Gain on sale of investment	—	—	14,118
Income tax expense	(1,429)	(1,152)	(1,191)

Net income	$34,134	$21,055	$47,013

        There were no foreign sales for the years ended December 31, 2009, 2008 and 2007. The Partnership has no foreign assets.

Note 19.    Fair Value Measurements

        Certain of the Partnership's assets and liabilities are measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The FASB established a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.    Fair Value Measurements (Continued)

        The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
	Fair Value December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Hedged inventories	$472,533	$—	$472,533	$—
Fair value of forward fixed price contracts	3,089	—	3,089	—
Swap agreements and options	3,009	2,966	43	—
Forward starting swap	80	—	80	—

Total	478,711	2,966	475,745	—
Pension plan assets:
Cash equivalents	378	378	—	—
Mortgage backed securities	741	—	741	—
Corporate bonds	3,631	—	3,631	—
Tax municipal bond	158	—	158	—
Equity securities (common stock by industry):
Consumer	998	998	—	—
Energy	317	317	—	—
Financials	342	342	—	—
Health care	773	773	—	—
Industrials	842	842	—	—
Information technology	971	971	—	—
Materials	91	91	—	—
Telecommunication services	118	118	—	—
Utilities	446	446	—	—

Total equity securities	4,898	4,898	—	—

Total pension plan assets	$9,806	$5,276	$4,530	—

Liabilities:
Obligations on forward fixed price contracts	$(21,114)	$—	$(21,114)	$—
Swap agreements and option contracts	(3,669)	(118)	(3,551)	—
Interest rate collars	(7,047)	—	(7,047)	—

Total liabilities	$(31,830)	$(118)	$(31,712)	$—

        For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. During the year ended December 31, 2009, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.    Fair Value Measurements (Continued)

  Financial Instruments

        The fair value of the Partnership's financial instruments approximated the carrying value as of December 31, 2009 and 2008, in each case due to the short-term and the variable interest rate nature of the financial instruments.

Note 20.    Legal Proceedings

  General

        Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations. Except as described below and in Note 10 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it. The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent. However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

  Other

        On October 22, 2009, the Federal Trade Commission ("FTC") issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC's regulatory review of the Partnership's planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation (the "Warex terminals"). The Partnership will continue to cooperate with the FTC during its review. The Partnership cannot predict the outcome of the FTC's review or its effect on the transaction. Closing of the transaction remains subject to the FTC's review, receipt of certain regulatory approvals and various other customary closing conditions. The FTC could oppose the completion of the transaction as currently structured or require changes that the Partnership may not find acceptable. The Partnership does not believe that the failure to acquire the Warex terminals would have a material adverse effect on its overall operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.    Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2009
Sales	$1,632,955	$1,201,149	$1,285,331	$1,698,976	$5,818,411
Gross profit	$50,714	$27,789	$29,273	$42,052	$149,828
Net income	$18,863	$978	$2,059	$12,234	$34,134
Limited partners' interest in net income	$18,487	$911	$1,973	$11,972	$33,343
Basic net income per limited partner unit(1)	$1.41	$0.07	$0.15	$0.92	$2.56
Diluted net income per limited partner unit(1)	$1.40	$0.07	$0.15	$0.91	$2.51
Cash distributions per limited partner unit(2)	$0.4875	$0.4875	$0.4875	$0.4875	$1.9500

(1)
See Note 2 for net income per limited partner unit calculation.

(2)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

	First	Second	Third	Fourth	Total
Year ended December 31, 2008
Sales	$2,720,992	$2,297,709	$2,272,079	$1,728,343	$9,019,123
Gross profit	$35,616	$22,673	$25,928	$35,574	$119,791
Net income (loss)	$8,619	$(1,254)	$1,007	$12,683	$21,055
Limited partners' interest in net income (loss)	$8,420	$(1,282)	$940	$12,413	$20,491
Basic net income (loss) per limited partner unit(1)	$0.64	$(0.10)	$0.07	$0.95	$1.57
Diluted net income (loss) per limited partner unit(1)	$0.64	$(0.10)	$0.07	$0.95	$1.57
Cash distributions per limited partner unit(2)	$0.4875	$0.4875	$0.4875	$0.4875	$1.9500

(1)
See Note 2 for net income per limited partner unit calculation.

(2)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

Note 22.    Subsequent Events

        The Partnership evaluated all events or transactions that occurred through the date the Partnership issued its financial statements. Except as described below, no material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in the accompanying financial statements.

        On January 26, 2010, the lenders under the Credit Agreement consented to increase the Partnership's capital expenditures covenant for the fiscal year ending December 31, 2010 from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22.    Subsequent Events (Continued)

$10.0 million to $20.0 million provided: (a) no Default or Event of Default (as defined in the Credit Agreement) has occurred and is continuing as of the date of such consent, at the time of making or becoming legally obligated to make any such capital expenditures, or as a result of making or becoming legally obligated to make any such capital expenditures; (b) the aggregate amount of capital expenditures does not exceed $20.0 million for the fiscal year ending December 31, 2010; (c) such capital expenditures increase is only for the fiscal year ending December 31, 2010; and (d) the Partnership pay a work fee of $5,000 for each such consenting lender.

        On February 12, 2010, the Partnership paid a cash distribution of approximately $6.5 million to its common and subordinated unitholders of record as of the close of business on February 3, 2010.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts—accounts receivable	$2,974	$2,172	$14	$(2,154)	$3,006
Year ended December 31, 2008
Allowance for doubtful accounts—accounts receivable	$2,650	$660	$1	$(337)	$2,974
Year ended December 31, 2007
Allowance for doubtful accounts—accounts receivable	$2,756	$330	$8	$(444)	$2,650

 INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).
4.1	—
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

Exhibit Number		Description
10.9	—	Second Amendment to Credit Agreement, dated as of August 2, 2006, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2006).
10.10^	—
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

Exhibit Number		Description
10.19	—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.20	—
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
10.28^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).

Exhibit Number		Description
10.29^	—	First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.30^	—
Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2009).
10.31^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 13, 2009).
10.32^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 13, 2009).
10.33^	—
Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.34	—
Joinder Agreement, dated as of August 5, 2009, among Global Energy Marketing LLC, as a new guarantor, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009).
10.35^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.36^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
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