Form 10-Q
period 2010-03-31
GLOBAL PARTNERS LP
filed 2010-05-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The issuer had 11,338,139 common units and 5,642,424 subordinated units outstanding as of May 3, 2010.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$750	$662
Accounts receivable, net	268,347	335,912
Accounts receivable—affiliates	4,222	1,565
Inventories	443,259	465,923
Brokerage margin deposits	10,301	18,059
Fair value of forward fixed price contracts	12,730	3,089
Prepaid expenses and other current assets	35,193	37,648
Total current assets	774,802	862,858

Property and equipment, net	158,236	159,292
Intangible assets, net	27,866	28,557
Other assets	1,431	1,996
Total assets	$962,335	$1,052,703

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$187,648	$243,449
Working capital revolving credit facility—current portion	109,788	221,711
Environmental liabilities—current portion	3,296	3,296
Accrued expenses and other current liabilities	73,802	77,604
Income taxes payable	128	461
Obligations on forward fixed price contracts and other derivatives	19,380	21,114
Total current liabilities	394,042	567,635

Working capital revolving credit facility—less current portion	231,412	240,889
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,200	2,254
Accrued pension benefit cost	2,395	2,751
Deferred compensation	1,946	1,840
Other long-term liabilities	10,767	8,714
Total liabilities	713,962	895,283

Partners’ equity
Common unitholders (11,338,139 units issued and 11,274,695 outstanding at March 31, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	254,692	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2010 and December 31, 2009)	2,651	(713)
General partner interest (230,303 equivalent units outstanding at March 31, 2010 and December 31, 2009)	108	(29)
Accumulated other comprehensive loss	(9,078)	(6,967)
Total partners’ equity	248,373	157,420
Total liabilities and partners’ equity	$962,335	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended March 31,
		2010	2009

Sales		$1,962,384	$1,632,955
Cost of sales		1,916,977	1,582,241
Gross profit		45,407	50,714

Costs and operating expenses:
Selling, general and administrative expenses		16,578	18,075
Operating expenses		8,659	8,475
Amortization expenses		691	800
Total costs and operating expenses		25,928	27,350

Operating income		19,479	23,364

Interest expense		(4,064)	(3,776)

Income before income tax expense		15,415	19,588

Income tax expense		(387)	(725)

Net income		15,028	18,863

Less:	General partner’s interest in net income, including incentive distribution rights	(299)	(376)

Limited partners’ interest in net income		$14,729	$18,487

Basic net income per limited partner unit		$1.08	$1.41

Diluted net income per limited partner unit		$1.06	$1.40

Basic weighted average limited partner units outstanding		13,585	13,071

Diluted weighted average limited partner units outstanding		13,838	13,203

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$15,028	$18,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,662	3,713
Amortization of deferred financing fees	387	289
Gain on disposition of property and equipment and other	(1)	—
Bad debt expense	190	640
Stock-based compensation expense	128	530
Changes in operating assets and liabilities:
Accounts receivable	67,375	20,445
Accounts receivable – affiliate	(2,657)	1,422
Inventories	22,664	12,494
Broker margin deposits	7,758	(4,187)
Prepaid expenses, all other current assets and other assets	2,554	(1,966)
Accounts payable	(55,801)	(60,179)
Income taxes payable	(334)	71
Change in fair value of forward fixed price contracts	(11,375)	108,719
Accrued expenses, all other current liabilities and other long-term liabilities	(4,084)	10,376
Net cash provided by operating activities	45,494	111,230

Cash flows from investing activities
Capital expenditures	(1,930)	(2,452)
Proceeds from sale of property and equipment	16	—
Net cash used in investing activities	(1,914)	(2,452)

Cash flows from financing activities
Proceeds from public offering, net	84,792	—
Payments on credit facilities, net	(121,400)	(100,200)
Repurchased units withheld for tax obligations	(404)	—
Distributions to partners	(6,480)	(6,534)
Net cash used in financing activities	(43,492)	(106,734)

Increase in cash and cash equivalents	88	2,044
Cash and cash equivalents at beginning of period	662	945
Cash and cash equivalents at end of period	$750	$2,989

Supplemental information
Cash paid during the period for interest	$4,071	$3,903

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offering, net	84,792	—	—	—	84,792
Stock-based compensation	128	—	—	—	128
Distributions to partners	(3,621)	(2,751)	(162)	—	(6,534)
Phantom unit dividends	54	—	—	—	54
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	8,614	6,115	299	—	15,028
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	(2,232)	(2,232)
Change in pension liability	—	—	—	121	121
Total comprehensive income	—	—	—	—	12,917
Balance at March 31, 2010	$254,692	$2,651	$108	$(9,078)	$248,373

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

The Partnership has five operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp., Chelsea Sandwich LLC and Global Energy Marketing LLC (“Global Energy”) (the five operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  Global Energy was formed to conduct the Partnership’s natural gas operations.  It commenced operations in January 2010 after obtaining the necessary licensure.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit, which included a 510,000 common unit purchase option exercised by the underwriters.  Net proceeds were approximately $84.8 million, after deducting approximately $4.2 million in underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness under its senior secured credit agreement.  See Note 14 for additional information related to the public offering.

The Partnership’s 1.34% general partner interest (reduced from 1.73% following the Partnership’s public offering discussed above and in Note 14) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 241,141 common units and 5,642,424 subordinated units, representing a combined 34.2% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” of such Annual Report on Form 10-K are the same used in the preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2010.

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

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended March 31,
	2010	2009
Distillate sales: home heating oil, diesel and kerosene	50%	63%
Gasoline sales	45%	31%
Residual oil sales	5%	6%
	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 17% and 15% of total sales for the three months ended March 31, 2010 and 2009, respectively.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2.                      Net Income Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners’ interest, and to the General Partner’s interest.

On January 20, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2009 through December 31, 2009.  This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs and enabled the Partnership to reach its second target distribution with respect to such IDRs.  See Note 9, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three months ended March 31, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$15,028	$14,729	$299	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net income	6,573	6,451	122	—
Assumed allocation of net income	$15,028	$14,729	$234	$65

Denominator:
Basic weighted average limited partner units outstanding(2)		13,585
Dilutive effect of phantom units		253
Diluted weighted average limited partner units outstanding(2)		13,838

Basic net income per limited partner unit		$1.08
Diluted net income per limited partner unit		$1.06

	Three months ended March 31, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$18,863	$18,487	$376	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	12,329	12,115	214	—
Assumed allocation of net income	$18,863	$18,487	$326	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Dilutive effect of phantom units		132
Diluted weighted average limited partner units outstanding		13,203

Basic net income per limited partner unit		$1.41

Diluted net income per limited partner unit		$1.40

(1)    On March 19, 2010, the general partner interest was reduced to 1.34% as a result of the public offering (see Note 14).  This calculation includes the effect of the public offering and is based on a weighted average of 1.66% for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the general partner interest was 1.73%.

(2)    At March 31, 2010, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$15,028	$18,863
Change in fair value of interest rate collars and forward starting swap	(2,232)	1,152
Change in pension liability	121	(242)
Total comprehensive income	$12,917	$19,773

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

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Distillates: home heating oil, diesel and kerosene	$292,379	$339,737
Residual oil	43,756	39,787
Gasoline	65,323	64,645
Blend stock	41,801	21,754
Total	$443,259	$465,923

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $25.1 million and $22.9 million at March 31, 2010 and December 31, 2009, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $20.4 million and $10.2 million at March 31, 2010 and December 31, 2009, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2010:

	Units(1)	Unit of Measure
Oil Contracts
Long	7,495	Thousands of barrels
Short	(11,934)	Thousands of barrels

Natural Gas Contracts
Long	14,585	Thousands of decatherms
Short	(14,585)	Thousands of decatherms

Interest Rate Collars	$200	Millions of dollars

Forward Starting Swap	$100	Millions of dollars

(1)    Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2010 and 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2010 and 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at March 31, 2010 and December 31, 2009 (in thousands):

		March 31,	December 31,
	Balance Sheet	2010	2009
Asset Derivatives	Location (Net)	Fair Value	Fair Value

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(2)	$3,360	$4,085

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(2)	15,006	11,067

Total asset derivatives		$18,366	$15,152

Liability Derivatives

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(3)	$9,959	$23,030

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(4)	14,277	10,805

Total liability derivatives		$24,236	$33,835

(1)  Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at March 31, 2010 and December 31, 2009.

(2)  Fair value of forward fixed price contracts, prepaid expenses and other current assets and accrued and other current liabilities

(3)  Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities

(4)  Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives in Fair Value	Recognized in	March 31,
Hedging Relationship	Income on Derivative	2010	2009

Oil product contracts	Cost of sales	$(27)	$(100,224)

		Amount of Gain (Loss)
		Recognized in Income on
		Hedged Items
	Location of Gain (Loss)	Three Months Ended
Hedged Items in Fair Value	Recognized in Income	March 31,
Hedge Relationships	on Related Hedged Item	2010	2009

Oil product contracts	Cost of sales	$27	$100,580

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

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	March 31, 2010	December 31, 2009
Futures contracts	$(5,381)	$(14,605)
Swaps and other, net	(1,269)	(3,420)
Total	$(6,650)	$(18,025)

The total balances of $(6.6) million and $(18.0) million reflect the fair value of the forward fixed price contract liability net of the corresponding asset on the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $10.3 million and $18.1 million at March 31, 2010 and December 31, 2009, respectively.

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

The Partnership generally enters into master netting arrangements to mitigate counterparty credit risk with respect to its derivatives.  Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Partnership to terminate all contracts upon occurrence of certain events, such as a counterparty’s default or bankruptcy.  Because these arrangements provide the right of offset, and the Partnership’s intent and practice is to offset amounts in the case of contract terminations, the Partnership records fair value of derivative positions on a net basis.

Cash Flow Hedges

The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions.  To the extent such hedges are effective, the changes in the fair value of the derivative instrument is reported as a component of other comprehensive income and reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of March 31, 2010, the three-month LIBOR rate of 0.25% was lower than the floor rate.  As a result, in April 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $428,000 and, at March 31, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  The fair values of the first collar, excluding accrued interest, were liabilities of approximately $3.5 million and $3.9 million as of March 31, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of March 31, 2010, the one-month LIBOR rate of 0.23% was lower than the floor rate.  As a result, in April 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $206,000 and, at March 31, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the second collar, excluding accrued interest, were liabilities of approximately $3.9 million and $3.2 million as of March 31, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.

In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  The fair value of the swap was a liability of approximately $1.8 million as of March 31, 2010 and was recorded in other long-term liabilities in the accompanying consolidated balance sheets.  The fair value of the swap was an asset of approximately $80,000 as of December 31, 2009 and was recorded in other long-term assets in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at March 31, 2010 and December 31, 2009 (in thousands):

		March 31,	December 31,
Derivatives Designated as	Balance Sheet	2010	2009
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Forward starting swap	Other assets	$—	$80

Liability derivatives
Interest rate collars	Other long-term liabilities	$7,416	$7,047
Forward starting swap	Other long-term liabilities	1,783	—
Total liability derivatives		$9,199	$7,047

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

			Recognized in Income
	Amount of Gain (Loss)		on Derivatives
	Recognized in Other		(Ineffectiveness Portion
	Comprehensive Income		and Amount Excluded
	on Derivatives		from Effectiveness Testing)
	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2010	2009	2010	2009

Interest rate collars	$(368)	$1,152	$—	$—
Forward starting swap	(1,864)	—	—	—
Total	$(2,232)	$1,152	$—	$—

Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the three months ended March 31, 2010 and 2009.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.5 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in	March 31,	March 31,
Hedging Instruments	Income on Derivatives	2010	2009

Oil product contracts	Cost of sales	$(522)	$3,985

Note 6.                      Debt

The Partnership has a senior secured credit agreement (the “Credit Agreement”).  Pursuant to the Credit Agreement, the Partnership exercised its accordion feature (discussed below) and requested an increase in the Total WC Revolver Commitment (as defined in the Credit Agreement) in an amount equal to $100.0 million.  On December 4, 2009, certain lenders under the Credit Agreement agreed to fund the $100.0 million increase, bringing the total available commitments under the Credit Agreement from $750.0 million to $850.0 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

There are three facilities under the Credit Agreement:

•             a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $750.0 million; the $750.0 million includes two $50.0 million seasonal overline facilities that are available each year only during the period between September 1 and June 30;

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio (as such term is defined in the Credit Agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the Credit Agreement, as amended, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the Credit Agreement were 3.3% and 3.9% for the three months ended March 31, 2010 and 2009, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

Further, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  See Note 5 for additional information on the interest rate collars and the forward starting swap.

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

The Credit Agreement will mature on April 22, 2011.  The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $231.4 million and $240.9 million at March 31, 2010 and December 31, 2009, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $109.8 million and $221.7 million at March 31, 2010 and December 31, 2009, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2010, the Partnership had total borrowings outstanding under the Credit Agreement of $412.4 million, including $71.2 million outstanding on the acquisition facility.  In addition, the Partnership had outstanding letters of credit of $32.8 million.  The total remaining availability for borrowings and letters of credit at March 31, 2010 and December 31, 2009 was $404.8 million and $211.2 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  On January 26, 2010, the lenders under the Credit Agreement consented to increase the Partnership’s capital expenditures limit for the fiscal year ending December 31, 2010 from $10.0 million to $20.0 million.  The Partnership was in compliance with the foregoing covenants at March 31, 2010.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

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

	Three Months Ended
	March 31,
	2010	2009
Service cost	$53	$325
Interest cost	163	229
Expected return on plan assets	(169)	(161)
Recognized net actuarial loss	—	48
Net periodic benefit cost	$47	$441

Effective December 31, 2009, the General Partner’s qualified pension plan (the “Plan”) was amended to freeze participation in and benefit accruals under the Plan.  Primarily for this reason, the net periodic benefit cost decreased by approximately $0.4 million for the three months ended March 31, 2010 compared to the same period in 2009.

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through December 2013 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,870 and $21,500 for the three months ended March 31, 2010 and 2009, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.  As of March 31, 2010, no such notice of termination was given by either party.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $49,000 and $212,000 for the three months ended March 31, 2010 and 2009, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement extends through January 1, 2011.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $7.3 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended March 31, 2010 and 2009, including payroll, payroll taxes and bonus accruals, were $10.4 million and $12.3 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2010	2009
Receivables from Alliance	$938	$838
Receivables from GPC	246	251
Receivables from the General Partner (1)	3,038	476
Total	$4,222	$1,565

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

The Partnership will make distributions of available cash from distributable cash flow for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.66% to the common unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.66% to the common

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Cash Distributions (continued)

unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.66% to the subordinated unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the IDRs, based on the percentages as provided below.

As the holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.66%	1.34%
First Target Distribution	$0.4625	98.66%	1.34%
Second Target Distribution	above $0.4625 up to $0.5375	85.66%	14.34%
Third Target Distribution	above $0.5375 up to $0.6625	75.66%	24.34%
Thereafter	above $0.6625	50.66%	49.34%

The Partnership paid the following cash distribution during 2010 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/12/10 (1)	$ 0.4875	$ 3,621	$ 2,751	$ 112	$ 50	$ 6,534

(1)         This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2009.  As a result, the General Partner, as the holder of the IDRs, received this additional incentive distribution.

In addition, on April 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2010 through March 31, 2010 ($1.95 per unit on an annualized basis).  On May 14, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 5, 2010.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended March 31, 2010.

Note 10.               Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two operating segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Wholesale Segment:
Sales
Distillates	$959,257	$1,006,616
Gasoline	872,326	501,659
Residual oil	12,129	11,490
Total	$1,843,712	$1,519,765
Net product margin (1)
Distillates	$34,020	$33,853
Gasoline	6,350	11,786
Residual oil	2,856	2,820
Total	$43,226	$48,459
Commercial Segment:
Sales	$118,672	$113,190
Net product margin (1)	$4,918	$4,928
Combined sales and net product margin:
Sales	$1,962,384	$1,632,955
Net product margin (1)	$48,144	$53,387
Depreciation allocated to cost of sales	2,737	2,673
Combined gross profit	$45,407	$50,714

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Combined gross profit	$45,407	$50,714
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	16,578	18,075
Operating expenses	8,659	8,475
Amortization expenses	691	800
Total operating costs and expenses	25,928	27,350
Operating income	19,479	23,364
Interest expense	(4,064)	(3,776)
Income tax expense	(387)	(725)
Net income	$15,028	$18,863

There were no foreign sales for the three months ended March 31, 2010 and 2009.  The Partnership has no foreign assets.

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

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.7 million was paid by the Partnership as of March 31, 2010.  The remaining liability of $0.5 million was recorded as a current liability of $0.4 million and a long-term liability of $0.1 million in the accompanying consolidated balance sheet at March 31, 2010.  The Partnership has implemented the remedial action plans and does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  At March 31, 2010, this liability had a balance of $5.0 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.1 million in the accompanying consolidated balance sheet.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the “Global Macungie Terminal”), the Partnership assumed certain existing environmental liabilities at the terminal.  The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time.  The Partnership also executed an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency, Region III (“EPA, Region III”) requiring certain investigatory activities at the Global Macungie Terminal.  The Partnership believes that the investigatory activities required by the AOC have been completed, and a final report concerning these investigatory activities has been submitted.  In accordance with the AOC, the Partnership intends to request that EPA, Region III issue a Notice of Completion with respect to the AOC.  Although the Partnership cannot predict whether EPA, Region III will grant this request, based upon current information, the Partnership does not anticipate that the outcome will have a material adverse effect on it.  Furthermore, the Partnership does not believe that in the event EPA, Region III requests additional activities before issuing a Notice of Completion, those activities will result in material costs or have a material impact on the Partnership’s operations.

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

The Partnership recorded compensation expense with respect to these awards of approximately $0.2 million for the three months ended March 31, 2009 which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to these awards was fully recognized as of December 31, 2009.  In March 2010, the Partnership distributed 62,620 common units in settlement of this award, and in April 2010, the Partnership paid approximately $305,000 in associated DERs.

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded compensation expense related to this phantom unit award of approximately $89,000 and $230,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2010 is approximately $0.3 million and is expected to be recognized over the remaining requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer, and in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.  On December 31, 2009, 16,617 common units vested under this award and were distributed, and in January 2010, the Partnership paid a cash distribution related to these units of approximately $32,000.

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

All or a portion of the phantom units granted to the employees may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified target prices during specified periods.  Specifically, if the Average Unit Price equals or exceeds: (i) $21.00 at any time prior to December 31, 2013, then 25% of the phantom units will automatically vest; (ii) $27.00 at any time during the period from February 5, 2011 through December 31, 2013, then an additional 25% of the phantom units will automatically vest; and (iii) $34.00 at any time during the period from June 5, 2012 through December 31, 2013, then all of the remaining phantom units will automatically vest. “Average Unit Price” means the closing market price of the Partnership’s common units for any 10-consecutive trading day period.  On August 21, 2009, the Average Unit Price of $21.00 per unit for the first tranche was achieved and, as a result, 25% of the phantom units vested at a price of $22.50 per unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

The fair value of the award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common units at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership’s common units.  The Partnership recorded compensation expense related to this phantom unit award of approximately $39,000 and $111,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2010 is approximately $0.6 million and is expected to be recognized ratably over the remaining derived service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of assisting it in meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  As of March 31, 2010, the General Partner repurchased 195,291 common units pursuant to the Repurchase Program for approximately $4.0 million, of which 62,620 phantom units vested under the “Long-Term Incentive Plan,” 33,234 phantom units vested under the “Three-Year Phantom Units” award and 69,444 phantom units vested under the “Five-Year Phantom Units” award.

At March 31, 2010 and December 31, 2009, common units outstanding excluded 63,444 and 47,143 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Status of Non-Vested Units

The following table presents a summary of the status of the non-vested units as of March 31, 2010:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at January 1, 2010	337,419	$6.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding non-vested units at March 31, 2010	337,419	$6.05

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements

Certain of the Partnership’s assets and liabilities are measured at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The Financial Accounting Standards Board (“FASB”) established a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following three levels:

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Fair Value
	March 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$460,631	$—	$460,631	$—
Fair value of forward fixed price contracts	12,730	—	12,730	—
Swap agreements and option contracts	1,382	858	524	—
Total	$474,743	$858	$473,885	$—

Liabilities:
Obligations on forward fixed price contracts	$(19,380)	$—	$(19,380)	$—
Swap agreements and option contracts	(599)	(13)	(586)	—
Interest rate collars	(7,416)	—	(7,416)	—
Forward starting swap	(1,783)	—	(1,783)	—
Total liabilities	$(29,178)	$(13)	$(29,165)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collars and forward starting swap.  The Partnership has not changed its valuation techniques or inputs during the quarter ended March 31, 2010.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  During the quarter ended March 31, 2010, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of March 31, 2010 and December 31, 2009, in each case due to the short-term and the variable interest rate nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Unitholders’ Equity

On March 16, 2010, the Partnership entered into an Underwriting Agreement (the “Underwriting Agreement”) relating to the public offering of 3,400,000 common units representing limited partner interests in the Partnership (the “Common Units”), at a public offering price of $22.75, less underwriting discounts and commissions of $1.00 per Common Unit.  Pursuant to the Underwriting Agreement, the Partnership also granted the underwriters an option to purchase an additional 510,000 Common Units from the Partnership at the same price, which option has been exercised.  On March 19, 2010, the Partnership completed the public offering of the 3,910,000 Common Units for approximately $89.0 million.  The net proceeds from the offering of $84.8 million, after deducting approximately $4.2 million in underwriting fees and offering expenses, were used to reduce indebtedness under the Partnership’s Credit Agreement.

Note 15.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended March 31,
	2010		2009
Federal statutory income tax rate	34.	0%	34.	0%
State income tax rate, net of federal tax benefit	6.	4%	6.	4%
Partnership income not subject to tax	(37.	9)%	(36.	7)%
Effective income tax rate	2.	5%	3.	7%

Note 16.               Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below and in Note 11 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as the General Partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

On October 22, 2009, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC’s regulatory review of the Partnership’s planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation.  In April 2010, the FTC closed its regulatory review and determined that no further action is warranted by the FTC.  The Partnership currently expects to close the transaction by the third quarter of 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Legal Proceedings (continued)

Certain of the Partnership’s employees at its terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  On February 25, 2010, the Partnership received a petition filed with the National Labor Relations Board (“NLRB”) by the union representing certain employees assigned to Glenwood Landing and Inwood, New York (“Local 419”) seeking to replace the incumbent union at the Partnership’s Oyster Bay, New York terminal (“Local 355”) with respect to certain hourly employees.  On March 1, 2010, Local 355 filed a disclaimer of representation with the NLRB with respect to the Oyster Bay hourly employees.  A representation election was held in April 2010 pursuant to the terms of a Stipulated Election Agreement with Local 419 with respect to these employees.  Local 419 was elected as the representative of these employees, and the Partnership will negotiate a new collective bargaining agreement with Local 419.  The Partnership does not believe the results of these negotiations will have a material adverse effect on its operations.

Note 17.               New Accounting Standard

In January 2010, guidance issued by the FASB related to fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements and enhanced detail in the Level 3 reconciliation.  This guidance clarifies the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3.  The updated guidance was effective for the Partnership on January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Partnership on January 1, 2011.  The adoption had no impact on the Partnership’s consolidated financial statements.  See Note 13 for details regarding the Partnership’s assets and liabilities measured at fair value.

Note 18.               Subsequent Events

The Partnership evaluated all events or transactions that occurred through the date the Partnership issued its financial statements.  Except as described below, no material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in the accompanying financial statements.

On April 20, 2010, the board of directors of the General Partner granted 1,200 phantom units under the LTIP to each of the three independent directors.  The phantom units vest on December 31, 2010.

On April 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from January 1, 2010 through March 31, 2010.  On May 14, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business May 5, 2010.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the information contained in or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements do not relate strictly to historical or current facts and include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “foresee,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by our partnership or its subsidiaries are also forward-looking statements.  Forward-looking statements are not guarantees of performance.  Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document.  These risks and uncertainties include, among other things:

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.  Developments in any of these areas could cause our results to differ materially from results that have been or may be anticipated or projected.

All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date of this Form 10-Q or, in the case of forward-looking statements, contained in any document incorporated by reference, the date of such document, and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in New England and New York.  For the three months ended March 31, 2010, we sold approximately $2.0 billion of refined petroleum products and small amounts of natural gas.

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

On December 9, 2009, our general partner entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”).  The Partnership Agreement amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 2007, as amended, to: (i) replace the terms “operating surplus” and “adjusted operating surplus” with the term “distributable cash flow” and thereby eliminate the term “working capital borrowings,” (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have “earned” the minimum quarterly distribution.

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

Our business activities are substantially comprised of purchasing, storing, terminalling and selling refined petroleum products.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backwardated market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information related to commodity risk.

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

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  In December 2009, we amended our partnership agreement to restate the provisions governing conversion of the subordinated units to use distributable cash flow to test whether we have “earned” the minimum quarterly distribution.  Distributable cash flow means our net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase distributable cash flow.  Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow should not be considered as an alternative to net income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

Three months ended March 31, 2010 and 2009

During the three months ended March 31, 2010, we experienced the following events:

•                  Refined petroleum product prices dramatically increased during the first quarter of 2010 compared to the same period in 2009.

•                  The first quarter of 2010 was marked by significant margin pressure in the gasoline market compared to the first quarter of 2009.

•                  Temperatures for the three months ended March 31, 2010 were 9% warmer than normal and 12% warmer than the first quarter of 2009.

•                  We decreased our reserve for credit losses by $450,000 for the three months ended March 31, 2010 compared to the same period in 2009.

•                  We believe heating oil conservation continued during the three months ended March 31, 2010.

The following table provides the prices of and percentage increases in refined petroleum product and natural gas prices at March 31, 2010 as compared to March 31, 2009:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)

At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%

(1)  Source:  New York Mercantile Exchange (closing price)

(2)  Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)  Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2010		2009
Net income	$15,028		$18,863

Net income per diluted limited partner unit (1)	$1.06		$1.40

EBITDA (2)	$23,528		$27,366

Distributable cash flow (3)	$18,593		$21,996

Wholesale Segment:
Volume (gallons)	891,032		1,038,619
Sales
Distillates	$959,257		$1,006,616
Gasoline	872,326		501,659
Residual oil	12,129		11,490
Total	$1,843,712		$1,519,765
Net product margin (4)
Distillates	$34,020		$33,853
Gasoline	6,350		11,786
Residual oil	2,856		2,820
Total	$43,226		$48,459
Commercial Segment:
Volume (gallons)	68,301		75,728
Sales	$118,672		$113,190
Net product margin (4)	$4,918		$4,928
Combined sales and net product margin:
Sales	$1,962,384		$1,632,955
Net product margin (4)	$48,144		$53,387
Depreciation allocated to cost of sales	2,737		2,673
Combined gross profit	$45,407		$50,714

Weather conditions:
Normal heating degree days	2,870		2,870
Actual heating degree days	2,624		2,977
Variance from normal heating degree days	(9%	)	4%
Variance from prior period actual heating degree days	(12%	)	9%

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reconciliation of net income to EBITDA:
Net income	$15,028	$18,863
Depreciation and amortization and amortization of deferred financing fees	4,049	4,002
Interest expense	4,064	3,776
Income tax expense	387	725
EBITDA	$23,528	$27,366

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$45,494	$111,230
Net changes in operating assets and liabilities and certain non-cash items	(26,417)	(88,365)
Interest expense	4,064	3,776
Income tax expense	387	725
EBITDA	$23,528	$27,366

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reconciliation of net income to distributable cash flow:
Net income	$15,028	$18,863
Depreciation and amortization and amortization of deferred financing fees	4,049	4,002
Maintenance capital expenditures	(484)	(869)
Distributable cash flow	$18,593	$21,996

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$45,494	$111,230
Net changes in operating assets and liabilities and certain non-cash items	(26,417)	(88,365)
Maintenance capital expenditures	(484)	(869)
Distributable cash flow	$18,593	$21,996

Consolidated Results

Our total sales for three months ended March 31, 2010 increased by $329.4 million, or 20%, to $1,962.4 million compared to $1,633.0 million for the same period in 2009.  The increase was driven primarily by significantly higher refined petroleum product prices for the three months ended March 31, 2010 compared to the same period in 2009.  Our aggregate volume of product sold decreased by approximately 155 million gallons, or 14%, to 959 million gallons.  The decrease in volume primarily includes decreases of approximately 173 million gallons and 19 million gallons in distillates and residual oil, respectively, attributable to warmer temperatures during the first quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The decrease in volume sold was offset by a 28 million gallon increase in gasoline.  Our gross profit for the first quarter of 2010 was $45.4 million, a decrease of $5.3 million, or 10%, compared to $50.7 million for the same period in 2009, primarily due to a lower net product margin in gasoline.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended March 31, 2010 were $959.3 million compared to $1,006.6 million for the three months ended March 31, 2009.  The decrease of $47.3 million, or 5%, was due to a 171 million gallon decrease in volume sold due to warmer temperatures during the first quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions, despite the increase in refined petroleum product prices.  Our net product margin from distillate sales increased, however, by $0.1 million to $34.0 million for the three months ended March 31, 2010 compared to $33.9 million for the same period in 2009, primarily attributable to improved unit margins through sales and inventory management and favorable market conditions.

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2010 were $872.3 million compared to $501.7 million for the same period in 2009.  The increase of $370.6 million, or 74%, was due primarily to significantly higher gasoline prices and an increase in gasoline volume sold compared to the prior year.  The increase in gasoline volume was due to some select selling opportunities during the quarter.  Our net product margin from gasoline sales decreased by $5.4 million to $6.4 million compared to $11.8 million for the three months ended March 31, 2009, primarily attributable to market pressure in the gasoline markets and unfavorable market conditions.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2010 were $12.1 million compared to $11.5 million for the three months ended March 31, 2009.  The increase of $0.6 million, or 5%, was primarily due to the increase in refined petroleum product prices, despite a 5 million gallon decrease in residual oil volume sold.  The decrease in volume sold was primarily due to warmer temperatures during the first quarter of 2010 compared to same period in 2009, continued conservation, economic conditions and conversion and fuel switching due to the comparative price advantage of natural gas over residual oil.  Our net product margin contribution from residual oil sales was relatively flat at $2.8 million for each of the three months ended March 31, 2010 and 2009.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 54% and 67% of total commercial volume sold for the three months ended March 31, 2010 and 2009, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales and volume sold for the three months ended March 31, 2010 decreased by less than 1% and by 28%, respectively, compared to the same period in 2009.  We attribute the decreases in sales and volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.5 million, or 8%, to $16.6 million for the three months ended March 31, 2010 compared to $18.1 million for the same period in 2009.  The decrease was primarily due to decreases of $3.9 million in incentive compensation, $0.4 million in bad debt accruals and $0.2 million in compensation cost under the LTIP, offset by increases of $1.3 million in salaries, $0.8 million in professional fees, $0.3 million in costs associated with the expansion of our natural gas operations, $0.3 million in project development costs and $0.3 million in various other SG&A expenses.  The overall decrease in SG&A expenses was offset by an increase of $1.0 million in legal, consulting and other expenses related to the FTC’s regulatory review of our planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation (see Note 16 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses increased by $0.2 million, or 2%, to $8.7 million for the three months ended March 31, 2010 compared to $8.5 million for the three months ended March 31, 2009.  The increase was primarily due to $0.3 million in expenses related to our leased storage facility in Oyster Bay (Commander) New York and $0.1 million in other operating expenses, offset by a decrease $0.2 million in operating expenses at our Albany, New York terminal.

Interest Expense

Interest expense for the three months ended March 31, 2010 increased by $0.3 million, or 8%, to $4.1 million compared to $3.8 million for the same period in 2009.  We attribute the increase primarily to higher average balances on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable, reflecting increased refined petroleum product prices, as well as carrying more distillate barrels of inventory during the first quarter of 2010 compared to the first quarter of 2009.  The increase in interest expense was offset by a decrease in the average interest rate for the first three months of 2010 compared to the same period in 2009.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $85.6 million to $380.8 million at March 31, 2010 compared to $295.2 million at December 31, 2009 as a result of the public offering discussed below.

On February 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2009.  On April 21, 2010, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2010 through March 31, 2010 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business May 5, 2010.  We expect to pay the cash distribution of approximately $8.5 million on May 14, 2010.

On March 19, 2010, we completed our public offering of 3,910,000 common units representing limited partner interests at a price of $22.75 per common unit, which included a 510,000 common unit purchase option exercised by the underwriters.  Net proceeds were approximately $84.8 million, after deducting approximately $4.2 million in underwriting fees and offering expenses.  We used the net proceeds to reduce indebtedness under our credit agreement.  See Note 14 of Notes to Consolidated Financial Statements for additional information related to the public offering.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $0.5 million and $0.9 million in maintenance capital expenditures for the three months ended March 31, 2010 and 2009, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or credit our agreement or by issuing additional equity.  We had approximately $1.4 million and $1.6 million in expansion capital expenditures for the three months ended March 31, 2010 and 2009, respectively.  Specifically, for the three months ended March 31, 2010, expansion capital expenditures consisted of approximately $1.1 million in costs related to our terminal and rail expansion project in Albany, New York and $0.3 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal.  The $1.1 million in costs in Albany include a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.  Comparatively, for the three months ended March 31, 2009, expansion capital expenditures included approximately $1.0 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion and $0.6 million in additional terminal equipment at the Providence, Rhode Island terminal.

We believe that we will have cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities..

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$45,494	$111,230
Net cash used in investing activities	$(1,914)	$(2,452)
Net cash used in financing activities	$(43,492)	$(106,734)

Cash flow from operating activities generally reflects our net income, our inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

Net cash provided by operating activities was $45.5 million for the three months ended March 31, 2010 compared to $111.2 million for the same period in 2009, for a quarter-over-quarter decrease in cash from operating activities of $65.7 million.  The decrease was primarily due to the quarter-over-quarter change in the fair value of forward fixed price contracts of approximately $120.1 million and the $3.8 million decrease in net income.  Specifically, the contracts supporting our forward fixed price hedge program required margin payments of $11.4 million to the NYMEX due to market direction in the three months ended March 31, 2010, while for the three months ended March 31, 2009, similar hedging activity provided funds from the NYMEX of $108.7 million.  Despite the quarter-over-quarter increase in refined petroleum product prices, the overall decrease in cash provided by operating activities was offset by the seasonal change in the carrying values of accounts receivables and inventories.  Such carrying values provided a combined $90.0 million in funds for the three months ended March 31, 2010 compared to $33.0 million for the three months ended March 31, 2009, an increase of $57.0 million.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2010 compared to $2.5 million for the same period in 2009, and included $0.5 million in maintenance capital expenditures and $1.4 million in expansion capital expenditures ($1.1 million in costs related to our terminal and rail expansion project in Albany, New York and $0.3 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal).  The $1.1 million in costs in Albany include a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.  Comparatively, for the three months ended March 31, 2009, net cash used in investing activities included $0.9 million in maintenance capital expenditures and $1.6 million in expansion capital expenditures ($1.0 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion and $0.6 million in additional terminal equipment at the Providence, Rhode Island terminal).

Net cash used in financing activities was $43.5 million for the three months ended March 31, 2010 compared to $106.7 million for the same period in 2009, and included net payments on our credit facilities of $121.4 million, $6.5 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP, offset by $84.8 million in net proceeds from our recent public offering.  Comparatively, for the three months ended March 31, 2009, net cash used in financing activities included $100.2 million in net payments on our credit facilities and $6.5 million in cash distributions to our common and subordinated unitholders and our general partner.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the credit agreement were 3.3% and 3.9% for the three months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, we had total borrowings outstanding under our credit agreement of $412.4 million, including $71.2 million outstanding on our acquisition facility.  In addition, we had outstanding letters of credit of $32.8 million.  The total remaining availability for borrowings and letters of credit at March 31, 2010 and December 31, 2009 was $404.8 million and $211.2 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA ratio, a minimum combined interest coverage ratio and a maximum leverage ratio.  On January 26, 2010, the lenders under the credit agreement consented to increase our capital expenditures limit for the fiscal year ending December 31, 2010 from $10.0 million to $20.0 million.  We were in compliance with the foregoing covenants at March 31, 2010.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We utilize two interest rate collars and a forward starting swap to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit agreement.  Therefore, from time to time, we utilize interest rate collars and swaps to hedge interest obligations on specific and anticipated debt issuances.

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio (as defined in the credit agreement).  Borrowings under the acquisition and revolving credit facilities bear interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Interest Coverage Ratio.  The average interest rates for the credit agreement were approximately 3.3% and 3.9% for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, we had total borrowings outstanding under the credit agreement of $412.4 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of March 31, 2010, the three-month LIBOR rate of 0.25% was lower than the floor rate.  As a result, in April 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $428,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of March 31, 2010, the one-month LIBOR rate of 0.23% was lower than the floor rate.  As a result, in April 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $206,000.

In addition, in October 2009, we executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  See Note 5 of Notes to Consolidated Financial Statements for additional information on the interest rate collars and the forward starting swap.

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

At March 31, 2010, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at March 31, 2010	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(22,225)	$(38,179)	$38,179
Swaps, options and other, net	746	(4,634)	1,498
	$(21,479)	$(42,813)	$39,677

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2010.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $10.3 million at March 31, 2010.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in Note 11 in this Quarterly Report on Form 10-Q, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

On October 22, 2009, the Federal Trade Commission (“FTC”) issued a Civil Investigative Demand and a Subpoena Duces Tecum in connection with the FTC’s regulatory review of our planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation.  In April 2010, the FTC closed its regulatory review and determined that no further action is warranted by the FTC.  We currently expect to close the transaction by the third quarter of 2010.

Certain of our employees at our terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  On February 25, 2010, we received a petition filed with the National Labor Relations Board (“NLRB”) by the union representing certain employees assigned to Glenwood Landing and Inwood, New York (“Local 419”) seeking to replace the incumbent union at our Oyster Bay, New York terminal (“Local 355”) with respect to certain hourly employees.  On March 1, 2010, Local 355 filed a disclaimer of representation with the NLRB with respect to the Oyster Bay hourly employees.  A representation election was held in April 2010 pursuant to the terms of a Stipulated Election Agreement with Local 419 with respect to these employees.  Local 419 was elected as the representative of these employees, and we will negotiate a new collective bargaining agreement with Local 419.  We do not believe the results of these negotiations will have a material adverse effect on our operations.

Item 1A.     Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

Item 6.		Exhibits

3.1		—

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 7, 2010		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2010		By:	/s/ Thomas J. Hollister
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