Form 10-Q
period 2010-06-30
GLOBAL PARTNERS LP
filed 2010-08-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The issuer had 11,338,139 common units and 5,642,424 subordinated units outstanding as of August 3, 2010.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,271	$662
Accounts receivable, net	252,520	335,912
Accounts receivable—affiliates	3,239	1,565
Inventories	443,296	465,923
Brokerage margin deposits	19,826	18,059
Fair value of forward fixed price contracts	8,195	3,089
Prepaid expenses and other current assets	49,689	37,648
Total current assets	781,036	862,858

Property and equipment, net	197,852	159,292
Intangible assets, net	34,766	28,557
Other assets	15,238	1,996
Total assets	$1,028,892	$1,052,703

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$202,603	$243,449
Working capital revolving credit facility—current portion	101,328	221,711
Environmental liabilities—current portion	3,326	3,296
Accrued expenses and other current liabilities	88,469	77,604
Income taxes payable	—	461
Obligations on forward fixed price contracts and other derivatives	9,562	21,114
Total current liabilities	405,288	567,635

Working capital revolving credit facility—less current portion	269,272	240,889
Acquisition facility	97,800	71,200
Environmental liabilities—less current portion	3,607	2,254
Accrued pension benefit cost	2,461	2,751
Deferred compensation	2,051	1,840
Other long-term liabilities	15,546	8,714
Total liabilities	796,025	895,283

Partners’ equity
Common unitholders (11,338,139 units issued and 11,291,312 outstanding at June 30, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	247,980	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2010 and December 31, 2009)	(458)	(713)
General partner interest (230,303 equivalent units outstanding at June 30, 2010 and December 31, 2009)	(19)	(29)
Accumulated other comprehensive loss	(14,636)	(6,967)
Total partners’ equity	232,867	157,420
Total liabilities and partners’ equity	$1,028,892	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales	$1,530,451	$1,201,149	$3,492,835	$2,834,104
Cost of sales	1,502,740	1,173,360	3,419,717	2,755,601
Gross profit	27,711	27,789	73,118	78,503

Costs and operating expenses:
Selling, general and administrative expenses	13,891	13,299	30,469	31,374
Operating expenses	9,803	9,137	18,462	17,612
Amortization expenses	734	803	1,425	1,603
Total costs and operating expenses	24,428	23,239	50,356	50,589

Operating income	3,283	4,550	22,762	27,914

Interest expense	(4,374)	(3,422)	(8,438)	(7,198)

(Loss) income before income tax expense	(1,091)	1,128	14,324	20,716

Income tax expense	—	(150)	(387)	(875)

Net (loss) income	(1,091)	978	13,937	19,841

Less: General partner’s interest in net (loss) income, including incentive distribution rights	(50)	(67)	(349)	(443)

Limited partners’ interest in net (loss) income	$(1,141)	$911	$13,588	$19,398

Basic net (loss) income per limited partner unit	$(0.07)	$0.07	$0.89	$1.48

Diluted net (loss) income per limited partner unit	$(0.07)	$0.07	$0.88	$1.46

Basic weighted average limited partner units outstanding	16,917	13,059	15,260	13,065

Diluted weighted average limited partner units outstanding	17,155	13,356	15,496	13,273

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$13,937	$19,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,566	7,460
Amortization of deferred financing fees	1,008	578
Gain on disposition of property and equipment and other	(4)	—
Bad debt expense	280	1,155
Stock-based compensation expense	(49)	917
Changes in operating assets and liabilities:
Accounts receivable	83,112	57,642
Accounts receivable – affiliate	(1,674)	1,447
Inventories	22,627	(129,007)
Broker margin deposits	(1,767)	(16,872)
Prepaid expenses, all other current assets and other assets	(25,653)	(3,520)
Accounts payable	(40,846)	(87,559)
Income taxes payable	(1,179)	(578)
Change in fair value of forward fixed price contracts	(16,658)	159,535
Accrued expenses, all other current liabilities and other long-term liabilities	9,864	9,142
Net cash provided by operating activities	50,564	20,181

Cash flows from investing activities
Terminal acquisition	(46,046)	—
Capital expenditures	(4,828)	(6,303)
Proceeds from sale of property and equipment	43	—
Net cash used in investing activities	(50,831)	(6,303)

Cash flows from financing activities
Proceeds from public offering, net	84,584	—
(Payments on) proceeds from credit facilities, net	(65,400)	2,500
Repurchase of common units	—	(1,293)
Repurchased units withheld for tax obligations	(404)	—
Distributions to partners	(14,904)	(13,068)
Net cash provided by (used in) in financing activities	3,876	(11,861)

Increase in cash and cash equivalents	3,609	2,017
Cash and cash equivalents at beginning of period	662	945
Cash and cash equivalents at end of period	$4,271	$2,962

Supplemental information
Cash paid during the period for interest	$8,200	$7,289

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offering, net	84,584	—	—	—	84,584
Stock-based compensation	(49)	—	—	—	(49)
Distributions to partners	(9,063)	(5,502)	(339)	—	(14,904)
Phantom unit dividends	(48)	—	—	—	(48)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	7,831	5,757	349	—	13,937
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	(7,111)	(7,111)
Change in pension liability	—	—	—	(558)	(558)
Total comprehensive income	—	—	—	—	6,268
Balance at June 30, 2010	$247,980	$(458)	$(19)	$(14,636)	$232,867

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

On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit.  Net proceeds were approximately $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness under its senior secured credit agreement.  See Note 15 for additional information related to the public offering.

The Partnership’s 1.34% general partner interest (reduced from 1.73% following the Partnership’s public offering discussed above and in Note 15) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 241,141 common units and 5,642,424 subordinated units, representing a combined 34.2% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distillate sales: home heating oil, diesel and kerosene	30%	35%	42%	51%
Gasoline sales	65%	60%	53%	43%
Residual oil sales	5%	5%	5%	6%
	100%	100%	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 22% and 25% of total sales for the three months ended June 30, 2010, and 2009, respectively and approximately 20% and 19% of total sales for the six months ended June 30, 2010 and 2009, respectively.

Note 2.                     Net (Loss) Income Per Limited Partner Unit

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

On April 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2010 through March 31, 2010.  On July 21, 2010, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2010 through June 30, 2010.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to reach its second target distribution with respect to such IDRs.  See Note 9, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Net (Loss) Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit for the three and six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended June 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net loss(1)	$(1,091)	$(1,141)	$50	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net loss	(9,546)	(9,419)	(127)	—
Assumed allocation of net loss	$(1,091)	$(1,141)	$(15)	$65

Denominator:
Basic weighted average limited partner units outstanding(2)		16,917
Dilutive effect of phantom units		238
Diluted weighted average limited partner units outstanding(2)		17,155

Basic net loss per limited partner unit		$(0.07)
Diluted net loss per limited partner unit		$(0.07)

	Three Months Ended June 30, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$978	$911	$67	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	(5,556)	(5,461)	(95)	—
Assumed allocation of net income	$978	$911	$17	$50

Denominator:
Basic weighted average limited partner units outstanding		13,059
Dilutive effect of phantom units		297
Diluted weighted average limited partner units outstanding		13,356

Basic net income per limited partner unit		$0.07
Diluted net income per limited partner unit		$0.07

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Net (Loss) Income Per Limited Partner Unit (continued)

	Six Months Ended June 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$13,937	$13,588	$349	$—

Declared distribution	$16,910	$16,556	$224	$130
Assumed allocation of undistributed net income	(2,973)	(2,968)	(5)	—
Assumed allocation of net income	$13,937	$13,588	$219	$130

Denominator:
Basic weighted average limited partner units outstanding(2)		15,260
Dilutive effect of phantom units		236
Diluted weighted average limited partner units outstanding(2)		15,496

Basic net income per limited partner unit		$0.89
Diluted net income per limited partner unit		$0.88

	Six Months Ended June 30, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$19,841	$19,398	$443	$—

Declared distribution	$13,068	$12,744	$224	$100
Assumed allocation of undistributed net income	6,773	6,654	119	—
Assumed allocation of net income	$19,841	$19,398	$343	$100

Denominator:
Basic weighted average limited partner units outstanding		13,065
Dilutive effect of phantom units		208
Diluted weighted average limited partner units outstanding		13,273

Basic net income per limited partner unit		$1.48
Diluted net income per limited partner unit		$1.46

(1)             Calculation includes the effect of the public offering on March 19, 2010 (see Note 15) and, as a result, the general partner interest was reduced to 1.34% for the three months ended June 30, 2010 and, based on a weighted average, 1.68% for the six months ended June 30, 2010.  For the three and six months ended June 30, 2009, the general partner interest was 1.73%.

(2)             At June 30, 2010, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Comprehensive (Loss) Income

The components of comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(1,091)	$978	$13,937	$19,841
Change in fair value of interest rate collars and forward starting swap	(4,879)	2,263	(7,111)	3,415
Change in pension liability	(679)	593	(558)	351
Total comprehensive (loss) income	$(6,649)	$3,834	$6,268	$23,607

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

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Distillates: home heating oil, diesel and kerosene	$283,033	$339,737
Residual oil	44,330	39,787
Gasoline	88,827	64,645
Blend stock	27,106	21,754
Total	$443,296	$465,923

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $34.7 million and $22.9 million at June 30, 2010 and December 31, 2009, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $30.9 million and $10.2 million at June 30, 2010 and December 31, 2009, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2010:

	Units(1)	Unit of Measure
Oil Contracts
Long	10,192	Thousands of barrels
Short	(14,373)	Thousands of barrels

Natural Gas Contracts
Long	20,487	Thousands of decatherms
Short	(20,487)	Thousands of decatherms

Interest Rate Collars	$200	Millions of dollars

Forward Starting Swap	$100	Millions of dollars

(1)            Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2010 and 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2010 and 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at June 30, 2010 and December 31, 2009 (in thousands):

		June 30,	December 31,
	Balance Sheet	2010	2009
Asset Derivatives	Location (Net)	Fair Value	Fair Value

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(2)	$5,919	$4,085

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(2)	9,798	11,067

Total asset derivatives		$15,717	$15,152

Liability Derivatives

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(3)	$4,636	$23,030

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(4)	9,602	10,805

Total liability derivatives		$14,238	$33,835

(1)      Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at June 30, 2010 and December 31, 2009.

(2)      Fair value of forward fixed price contracts and prepaid expenses and other current assets

(3)      Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities

(4)      Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives in Fair Value	Recognized in	June 30,		June 30,
Hedging Relationships	Income on Derivative	2010	2009	2010	2009

Oil product contracts	Cost of sales	$42,230	$(99,378)	$42,203	$(199,602)

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedged Items in Fair Value	Recognized in	June 30,		June 30,
Hedged Relationships	Income on Hedged Items	2010	2009	2010	2009

Inventories and forward fixed price contracts	Cost of sales	$(42,332)	$99,699	$(42,305)	$200,247

The Partnership’s derivative financial instruments do not contain credit risk-related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	June 30, 2010	December 31, 2009
Futures contracts	$(865)	$(14,605)
Swaps and other, net	(502)	(3,420)
Total	$(1,367)	$(18,025)

The total balances of $(1.4) million and $(18.0) million reflect the fair value of the forward fixed price contract liability net of the corresponding asset on the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $19.8 million and $18.1 million at June 30, 2010 and December 31, 2009, respectively.

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

Cash Flow Hedges

The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions.  To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income and reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of June 30, 2010, the three-month LIBOR rate of 0.43% was lower than the floor rate.  As a result, in August 2010, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $442,600 and, at June 30, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  The fair values of the first collar, excluding accrued interest, were liabilities of approximately $2.7 million and $3.9 million as of June 30, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of June 30, 2010, the one-month LIBOR rate of 0.35% was lower than the floor rate.  As a result, in July 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $189,200 and, at June 30, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the second collar, excluding accrued interest, were liabilities of approximately $4.9 million and $3.2 million as of June 30, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.

In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  The fair value of the swap was a liability of approximately $6.5 million as of June 30, 2010 and was recorded in other long-term liabilities in the accompanying consolidated balance sheets.  The fair value of the swap was an asset of approximately $80,000 as of December 31, 2009 and was recorded in other long-term assets in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at June 30, 2010 and December 31, 2009 (in thousands):

		June 30,	December 31,
Derivatives Designated as	Balance Sheet	2010	2009
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Forward starting swap	Other assets	$—	$80

Liability derivatives
Interest rate collars	Other long-term liabilities	$7,577	$7,047
Forward starting swap	Other long-term liabilities	6,501	—
Total liability derivatives		$14,078	$7,047

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three and six months ended June 30, 2010 and 2009 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2010	2009	2010	2009	2010	2009	2010	2009

Interest rate collars	$(161)	$2,263	$—	$—	$(529)	$3,415	$—	$—
Forward starting swap	(4,718)	—	—	—	(6,582)	—	—	—
Total	$(4,879)	$2,263	$—	$—	$(7,111)	$3,415	$—	$—

Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the three and six months ended June 30, 2010 and 2009.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.5 million and $3.0 million for the three and six months ended June 30, 2010, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2009, respectively.

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivatives	2010	2009	2010	2009

Oil product contracts	Cost of sales	$1,652	$1,767	$1,131	$5,752

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt

On May 14, 2010, the Partnership entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), increasing the Aggregate Commitments (as defined in the Credit Agreement) available under the Credit Agreement to $950.0 million from $850.0 million under the previous credit agreement.  The Credit Agreement will mature on May 14, 2014.

There are two facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $800.0 million; and

•              a $150.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $200.0 million, for a total credit facility of up to $1.15 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $950.0 million.

Availability under the Partnership’s working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Credit Agreement, the Partnership’s borrowings cannot exceed the then current borrowing base.  Availability under the Partnership’s borrowing base may be affected by events beyond the Partnership’s control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

During the period from January 1, 2009 through May 13, 2010, borrowings under the previous credit agreement under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the acquisition and revolving credit facilities bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio.

Commencing May 14, 2010 under the Credit Agreement, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Utilization Amount (as defined in the Credit Agreement).  Borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Combined Senior Secured Leverage Ratio (as defined in the Credit Agreement).  The average interest rates for the Credit Agreement were 4.1% and 3.8% for the three months ended June 30, 2010 and 2009, respectively, and 3.6% and 3.8% for the six months ended June 30, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt (continued)

The Partnership executed two zero premium interest rate collars and a forward starting swap which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on the interest rate collars and the forward starting swap.

The Partnership incurs a letter of credit fee of 2.50% – 3.00% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $269.3 million and $240.9 million at June 30, 2010 and December 31, 2009, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $101.3 million and $221.7 million at June 30, 2010 and December 31, 2009, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2010, the Partnership had total borrowings outstanding under the Credit Agreement of $468.4 million, including $97.8 million outstanding on the acquisition facility.  In addition, the Partnership had outstanding letters of credit of $43.5 million.  The total remaining availability for borrowings and letters of credit at June 30, 2010 and December 31, 2009 was $438.1 million and $211.2 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2010.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  Under the Credit Agreement, the clean down requirement of the previous credit agreement was eliminated.

The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s available cash.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The lending group under the Credit Agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Radobank Nederland” New York Branch; Sovereign Bank (Santander Group); Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RZB Finance LLC; Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$54	$325	$107	$650
Interest cost	164	228	327	457
Expected return on plan assets	(171)	(160)	(340)	(321)
Recognized net actuarial loss	—	48	—	96
Net periodic benefit cost	$47	$441	$94	$882

Effective December 31, 2009, the General Partner’s qualified pension plan (the “Plan”) was amended to freeze participation in and benefit accruals under the Plan.  Primarily for this reason, the net periodic benefit cost decreased by approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through July 2014 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.1 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $4.3 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,900 and $15,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $43,700 and $36,500 for the six months ended June 30, 2010 and 2009, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.  As of June 30, 2010, no such notice of termination was given by either party.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $49,000 and $78,800 for the three months ended June 30, 2010 and 2009, respectively, and $98,000 and $191,000 for the six months ended June 30, 2010 and 2009, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement extends through January 1, 2011.

On May 12, 2010, the Partnership and Alliance entered into a letter agreement with respect to shared services for the year ending December 31, 2010, pursuant to which the Partnership will provide information technology infrastructure to Alliance for $106,000 for the year in addition to production and project support and routine information technology maintenance at a rate of $100.00 an hour.  Also for the year ending December 31, 2010, the Partnership will provide limited legal services to Alliance for $75,000 and limited accounting, treasury, tax and human resources support for $15,000.  The income from these services was approximately $35,000 for the three months ended June 30, 2010.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $6.2 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively, and $13.5 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended June 30, 2010 and 2009, including payroll, payroll taxes and bonus accruals, were $9.4 million and $7.6 million, respectively, and $19.8 million and $19.9 million for the six months ended June 30, 2010 and 2009, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2010	2009
Receivables from Alliance	$674	$838
Receivables from GPC	121	251
Receivables from the General Partner (1)	2,444	476
Total	$3,239	$1,565

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Cash Distributions (continued)

Within 45 days after the end of each quarter, the Partnership will distribute all of its available cash (as defined in its partnership agreement) to unitholders of record on the applicable record date.  The amount of available cash is all cash on hand on the date of determination of available cash for the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments, or other agreements or to provide funds for distributions to unitholders and the General Partner for any one or more of the next four quarters.

The Partnership will make distributions of available cash from distributable cash flow for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.66% to the common unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.66% to the common unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.66% to the subordinated unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the IDRs, based on the percentages as provided below.

As the holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.66%	1.34%
First Target Distribution	$0.4625	98.66%	1.34%
Second Target Distribution	above $0.4625 up to $0.5375	85.66%	14.34%
Third Target Distribution	above $0.5375 up to $0.6625	75.66%	24.34%
Thereafter	above $0.6625	50.66%	49.34%

The Partnership paid the following cash distribution during 2010 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/12/10 (1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/10 (2)	$0.4875	$5,527	$2,751	$112	$65	$8,455

(1)          Prior to the Partnership’s public offering (see Note 15), the limited partner interest was 98.27% and the general partner interest was 1.73%.

(2)          This distribution of $0.4875 per unit resulted in the Partnership reaching its second target distribution for the fourth quarter of 2009 and the first quarter of 2010.  As a result, the General Partner, as the holder of the IDRs, received an additional incentive distribution.

In addition, on July 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2010 through June 30, 2010 ($1.95 per unit on an annualized basis).  On August 13, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 4, 2010.  This distribution will result in the Partnership reaching its second target distribution for the quarter ended June 30, 2010.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Wholesale Segment:
Sales
Distillates	$442,595	$405,060	$1,401,852	$1,411,676
Gasoline	983,556	720,330	1,855,882	1,221,989
Residual oil	8,268	5,853	20,397	17,343
Total	$1,434,419	$1,131,243	$3,278,131	$2,651,008
Net product margin (1)
Distillates	$6,460	$13,477	$40,480	$47,330
Gasoline	18,960	12,127	25,310	23,913
Residual oil	2,434	2,294	5,290	5,114
Total	$27,854	$27,898	$71,080	$76,357
Commercial Segment:
Sales	$96,032	$69,906	$214,704	$183,096
Net product margin (1)	$2,804	$2,596	$7,722	$7,524
Combined sales and net product margin:
Sales	$1,530,451	$1,201,149	$3,492,835	$2,834,104
Net product margin (1)	$30,658	$30,494	$78,802	$83,881
Depreciation allocated to cost of sales	2,947	2,705	5,684	5,378
Combined gross profit	$27,711	$27,789	$73,118	$78,503

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Combined gross profit	$27,711	$27,789	$73,118	$78,503
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	13,891	13,299	30,469	31,374
Operating expenses	9,803	9,137	18,462	17,612
Amortization expenses	734	803	1,425	1,603
Total operating costs and expenses	24,428	23,239	50,356	50,589
Operating income	3,283	4,550	22,762	27,914
Interest expense	(4,374)	(3,422)	(8,438)	(7,198)
Income tax expense	—	(150)	(387)	(875)
Net (loss) income	$(1,091)	$978)	$13,937	$19,841

There were no foreign sales for the three and six months ended June 30, 2010 and 2009.  The Partnership has no foreign assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Acquisition

On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the “Warex Terminals”) for $46.0 million plus the assumption of certain environmental liabilities (see Note 12).  In addition, the Partnership purchased approximately $9.0 million of inventory in the normal course of business that was stored in the acquired terminals.  The Partnership incurred acquisition expenses of approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2010, respectively.  The Partnership financed the acquisition through its acquisition facility.  This acquisition has been accounted for as a business combination.

The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the environmental liabilities assumed.  The final allocation for this acquisition may be different from the preliminary estimates presented below.  The impact of any adjustments to the final allocation is not expected to be material to the Partnership’s results for the year ending December 31, 2010.  The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634
Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)
Total purchase price	$46,046

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships	$6,524	$(36)	$6,488	15 years
Supply agreements	1,110	(6)	1,104	15 years
Total intangible assets	$7,634	$(42)	$7,592

Note 12. Environmental Liabilities

The Partnership currently owns or leases properties where refined petroleum products are being or have been handled.  These properties and the refined petroleum products handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

In connection with the June 2010 acquisition of the Warex Terminals, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.5 million, which were recorded as a long-term liability in the accompanying consolidated balance sheet at June 30, 2010.  The Partnership does not believe that completion of the ongoing remediation efforts will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.7 million was paid by the Partnership as of June 30, 2010.  The remaining liability of $0.5 million was recorded as a current liability of $0.4 million and a long-term liability of $0.1 million in the accompanying consolidated balance sheet at June 30, 2010.  The Partnership has implemented the remedial action plans and does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  At June 30, 2010, this liability had a balance of $4.9 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.0 million in the accompanying consolidated balance sheet.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

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

The Partnership recorded compensation expenses with respect to these awards of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to these awards was fully recognized as of December 31, 2009.  In March 2010, the Partnership distributed 62,620 common units in settlement of this award, and in April 2010, the Partnership paid approximately $305,000 in associated DERs.

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Long-Term Incentive Plan (continued)

compensation expenses related to this phantom unit award of approximately $89,000 and $230,000 for the three months ended June 30, 2010 and 2009, respectively, and $178,000 and $460,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2010 is approximately $216,000 and is expected to be recognized over the remaining requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer, and in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.  On December 31, 2009, 16,617 common units vested under this award and were distributed, and in January 2010, the Partnership paid a cash distribution related to these units of approximately $32,000.  On June 30, 2010, 16,617 common units vested under this award, and in July 2010, the Partnership distributed these units and paid a cash distribution related to these units of approximately $48,600.

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

The fair value of the award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common units at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership’s common units.  The Partnership recorded compensation expenses related to this phantom unit award of approximately $39,000 and $28,000 for the three months ended June 30, 2010 and 2009, respectively, and $78,000 and $83,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2010 is approximately $549,000 and is expected to be recognized ratably over the remaining derived service period.

Non-Employee Directors Phantom Units

On April 20, 2010, the Compensation Committee of the board of directors of the General Partner granted awards of 3,600 phantom units to certain non-employee directors of the General Partner.  The phantom units granted vest on December 31, 2010 and will become payable on a one-for-one basis in common units of the Partnership (or cash equivalent).  The fair value of this award at the April 20, 2010 grant date approximated the fair value of the Partnership’s common units at that date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Long-Term Incentive Plan (continued)

The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  Compensation expense related to this award was immaterial for the three months ended June 30, 2010.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2010 is approximately $82,000 and is expected to be recognized ratably over the remaining requisite service period.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of assisting it in meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Through June 30, 2010, the General Partner repurchased 195,291 common units pursuant to the Repurchase Program for approximately $4.0 million, of which 62,620 phantom units vested under the “Long-Term Incentive Plan,” 49,851 phantom units vested under the “Three-Year Phantom Units” award and 69,444 phantom units vested under the “Five-Year Phantom Units” award.

At June 30, 2010 and December 31, 2009, common units outstanding excluded 46,827 and 47,143 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Status of Non-Vested Units

The following table presents a summary of the status of the non-vested units as of June 30, 2010:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at January 1, 2010	337,419	$6.05
Granted	3,600	22.80
Vested	(16,617)	11.30
Forfeited	—	—
Outstanding non-vested units at June 30, 2010	324,402	$5.96

Note 14.               Fair Value Measurements

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Fair Value as of June 30, 2010				Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$435,631	$—	$435,631	$—	$472,533	$—	$472,533	$—
Fair value of forward fixed price contracts	8,195	—	8,195	—	3,089	—	3,089	—
Swap agreements and options	2,756	84	2,672	—	3,009	2,966	43	—
Forward starting swap	—	—	—	—	80	—	80	—
Total assets	$446,582	$84	$446,498	$—	$478,711	$2,966	$475,745	$—

Liabilities:
Obligations on forward fixed price contracts	$(9,562)	$—	$(9,562)	$—	$(21,114)	$—	$(21,114)	$—
Swap agreements and option contracts	(345)	—	(345)	—	(3,669)	(118)	(3,551)	—
Interest rate collars	(14,077)	—	(14,077)	—	(7,047)	—	(7,047)	—
Total liabilities	$(23,984)	$—	$(23,984)	$—	$(31,830)	$(118)	$(31,712)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collars and forward starting swap.  The Partnership has not changed its valuation techniques or inputs during the three and six month periods ended June 30, 2010.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  During the quarter ended June 30, 2010, the Partnership did not remeasure assets or liabilities at fair value on a non-recurring basis.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2010 and December 31, 2009, in each case due to the short-term and the variable interest rate nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.               Unitholders’ Equity

On March 16, 2010, the Partnership entered into an Underwriting Agreement (the “Underwriting Agreement”) relating to the public offering of 3,400,000 common units representing limited partner interests in the Partnership, at a public offering price of $22.75, less underwriting discounts and commissions of $1.00 per common unit.  Pursuant to the Underwriting Agreement, the Partnership also granted the underwriters an option to purchase an additional 510,000 common units from the Partnership at the same price, which option was exercised.  On March 19, 2010, the Partnership completed the public offering of 3,910,000 common units for approximately $89.0 million.  The net proceeds from the offering of $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses, were used to reduce indebtedness under the Credit Agreement.

Note 16.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.4%	6.4%
Partnership income not subject to tax	(40.4)%	(27.1)%	(37.7)%	(36.2)%
Effective income tax rate	—%	13.3%	2.7%	4.2%

Note 17.               Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below and in Note 12 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as the General Partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

Certain of the Partnership’s employees at its terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  The Partnership is in the process of negotiating a new collective bargaining agreement with a newly-elected union representing these employees and does not believe the results of these negotiations will have a material adverse effect on its operations.

Certain of the Partnership’s employees at its terminals in Albany and Newburgh, New York acquired from ExxonMobil in 2007 are employed under a collective bargaining agreement that expired in May, 2010. The Partnership is in the process of negotiating a new collective bargaining agreement with the incumbent union and does not believe the results of these negotiations will have a material adverse effect on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.              New Accounting Standard

In January 2010, guidance issued by the FASB related to fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements and enhanced detail in the Level 3 reconciliation.  This guidance clarifies the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3.  The updated guidance was effective for the Partnership on January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Partnership on January 1, 2011.  The adoption had no impact on the Partnership’s consolidated financial statements.  See Note 14 for details regarding the Partnership’s assets and liabilities measured at fair value.

Note 19.              Subsequent Events

The Partnership evaluated all events or transactions that occurred through the date the Partnership issued its financial statements.  Except as described below, no material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in the accompanying financial statements.

On July 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit ($1.95 per unit on an annualized basis) for the period from April 1, 2010 through June 30, 2010.  On August 13, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business August 4, 2010.

On May 24, 2010, Global Companies LLC (“Global”), a wholly owned subsidiary of the Partnership, entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with ExxonMobil Oil Corporation and Exxon Mobil Corporation (collectively, “ExxonMobil Corporation”), pursuant to which Global agreed to acquire 190 Mobil branded retail gas stations in Massachusetts, Rhode Island and New Hampshire (the “Subject States”) for a purchase price of $200.0 million.  In connection with the transaction, the Partnership will assume certain environmental liabilities.  In addition, ExxonMobil Corporation has agreed to assign to Global the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  The Partnership will also enter into a long-term Brand Fee Agreement, which will entitle the Partnership to sell Mobil branded gasoline and diesel fuel in the Subject States, as well as Maine and Vermont.

Global has deposited approximately $4.8 million in an escrow account.  In August 2010, upon the completion of the due diligence period, Global will be required to make an additional deposit of $6.0 million.  Global is only entitled to the return of the deposits under limited circumstances.

Of the 221 stations that are the subject of the Purchase Agreement, 179 are located in Massachusetts, 22 are located in Rhode Island and 20 are located in New Hampshire.  Of the 190 stations that are the subject of the Purchase Agreement, 42 are directly operated by ExxonMobil Corporation and 148 are dealer operated subject to existing franchise agreements to be assigned to and assumed by Global.  Global is required to make (or to cause its management company to make) offers of employment to certain ExxonMobil Corporation employees impacted by the sale of these stations.

Subject to approval of its independent directors, the Partnership intends to negotiate a contract for the management of the company operated stations and the dealer relationships with Alliance.  Alliance is an experienced operator of retail gasoline stations.  Alliance is approximately 95% owned by members of the Slifka family, who also own the general partner of the Partnership.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.              Subsequent Events (continued)

ExxonMobil Corporation has long-term throughput contracts with Global for the use of five refined products terminals acquired from ExxonMobil Corporation in 2007.  Global supplies refined products to ExxonMobil Corporation at each of these terminals.  ExxonMobil is also a supplier of refined products to the Partnership at other locations.

The transaction is subject to various customary commercial closing conditions and is expected to be completed by late in the third quarter or early fourth quarter of 2010.  The Partnership currently expects to finance the purchase of the assets with borrowings under its revolving credit agreement with its bank group and/or by accessing the capital markets.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in New England and New York.  For the three and six months ended June 30, 2010, we sold approximately $1.5 billion and $3.5 billion, respectively, of refined petroleum products and small amounts of natural gas.

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

On December 9, 2009, our general partner entered into the Third Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”).  The Partnership Agreement amended the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated May 9, 2007, as amended, to: (i) replace the terms “operating surplus” and “adjusted operating surplus” with the term “distributable cash flow” and thereby eliminate the term “working capital borrowings” and permit us to eliminate the clean down requirement in our credit facility, (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have “earned” the minimum quarterly distribution.

On May 24, 2010, Global Companies LLC (“Global”), a wholly owned subsidiary of ours, entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with ExxonMobil Oil Corporation and Exxon Mobil Corporation (collectively, “ExxonMobil Corporation”), pursuant to which Global agreed to acquire 190 Mobil branded retail gas stations in Massachusetts, Rhode Island and New Hampshire (the “Subject States”) for a purchase price of $200.0 million.  In connection with the transaction, we will assume certain environmental liabilities.  In addition, ExxonMobil Corporation has agreed to assign to Global the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  We will also enter into a long-term Brand Fee Agreement, which will entitle us to sell Mobil branded gasoline and diesel fuel in the Subject States, as well as Maine and Vermont.  We expect to close the acquisition by late in the third quarter or early fourth quarter of 2010.  See Note 19 of Notes to Consolidated Financial Statements for additional information on the transaction.

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

Three and six months ended June 30, 2010 and 2009

During the three and six months ended June 30, 2010, we experienced the following events:

•                     Refined petroleum product prices increased during the three and six months ended June 30, 2010 compared to the same periods in 2009.

•                     Our second quarter 2010 gasoline margin improved compared to the first quarter of 2010.  The first quarter of 2010 was marked by significant margin pressure in the gasoline market compared to the first quarter of 2009.

•                     Temperatures for the three months ended June 30, 2010 were 36% warmer than normal and 30% warmer than the second quarter of 2009.  Temperatures for the six months ended June 30, 2010 were 14% warmer than normal and 15% warmer than the comparable period in 2009.

•                     Our reserve for credit losses for the three and six months ended June 30, 2010 were less by $425,000 and $875,000, respectively, compared to the comparable periods in 2009.

•                     We believe heating oil conservation continued during the three and six months ended June 30, 2010.

The following table provides the prices of and percentage increases in refined petroleum product and natural gas prices at the end of the first two quarters in 2010 as compared to each comparable quarter in 2009:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)

At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%

At June 30, 2009	$1.72	$1.90	$1.49	$0.62
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
Change	15%	8%	8%	21%

(1)  Source:  New York Mercantile Exchange (closing price)

(2)  Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)  Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Net (loss) income	$(1,091)		$978		$13,937		$19,841

Net (loss) income per diluted limited partner unit (1)	$(0.07)		$0.07		$0.88		$1.46

EBITDA (2)	$7,808		$8,586		$31,336		$35,952

Distributable cash flow (3)	$2,861		$3,288		$21,454		$25,284

Wholesale Segment:
Volume (gallons)	682,034		682,771		1,573,066		1,721,390
Sales
Distillates	$442,595		$405,060		$1,401,852		$1,411,676
Gasoline	983,556		720,330		1,855,882		1,221,989
Residual oil	8,268		5,853		20,397		17,343
Total	$1,434,419		$1,131,243		$3,278,131		$2,651,008
Net product margin (4)
Distillates	$6,460		$13,477		$40,480		$47,330
Gasoline	18,960		12,127		25,310		23,913
Residual oil	2,434		2,294		5,290		5,114
Total	$27,854		$27,898		$71,080		$76,357
Commercial Segment:
Volume (gallons)	53,811		45,533		122,112		121,261
Sales	$96,032		$69,906		$214,704		$183,096
Net product margin (4)	$2,804		$2,596		$7,722		$7,524
Combined sales and net product margin:
Sales	$1,530,451		$1,201,149		$3,492,835		$2,834,104
Net product margin (4)	$30,658		$30,494		$78,802		$83,881
Depreciation allocated to cost of sales	2,947		2,705		5,684		5,378
Combined gross profit	$27,711		$27,789		$73,118		$78,503

Weather conditions:
Normal heating degree days	784		784		3,654		3,654
Actual heating degree days	503		716		3,127		3,693
Variance from normal heating degree days	(36%	)	(9%	)	(14%	)	1%
Variance from prior period actual heating degree days	(30%	)	(1%	)	(15%	)	7%

(1)            See Note 2 of Notes to Consolidated Financial Statements for net (loss) income per diluted limited partner unit calculation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(1,091)	$978	$13,937	$19,841
Depreciation and amortization and amortization of deferred financing fees	4,525	4,036	8,574	8,038
Interest expense	4,374	3,422	8,438	7,198
Income tax expense	—	150	387	875
EBITDA	$7,808	$8,586	$31,336	$35,952

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$5,070	$(91,049)	$50,564	$20,181
Net changes in operating assets and liabilities and certain non-cash items	(1,636)	96,063	(28,053)	7,698
Interest expense	4,374	3,422	8,438	7,198
Income tax expense	—	150	387	875
EBITDA	$7,808	$8,586	$31,336	$35,952

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(1,091)	$978	$13,937	$19,841
Depreciation and amortization and amortization of deferred financing fees	4,525	4,036	8,574	8,038
Maintenance capital expenditures	(573)	(1,726)	(1,057)	(2,595)
Distributable cash flow	$2,861	$3,288	$21,454	$25,284

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$5,070	$(91,049)	$50,564	$20,181
Net changes in operating assets and liabilities and certain non-cash items	(1,636)	96,063	(28,053)	7,698
Maintenance capital expenditures	(573)	(1,726)	(1,057)	(2,595)
Distributable cash flow	$2,861	$3,288	$21,454	$25,284

Consolidated Results

Our total sales for the second quarter of 2010 increased by $329.3 million, or 27%, to $1,530.4 million compared to $1,201.1 million for the same period in 2009.  The increase was driven primarily by higher refined petroleum product prices for the three months ended June 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold increased by approximately 7 million gallons, or 1%, to 736 million gallons.  The increase in volume primarily includes increases of approximately 38 million gallons in gasoline and 5 million gallons in residual oil.  The overall increase in volume was offset by a 36 million gallon decrease in distillates attributable to significantly warmer temperatures during the second quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased by 30% to 503 for the three months ended June 30, 2010 compared with 716 for the same period in 2009.  Our gross profit for the second quarter of 2010 was $27.7 million compared to $27.8 million for the same period in 2009.

Our total sales for the six months ended June 30, 2010 increased by $658.7 million, or 23%, to $3,492.8 million compared to $2,834.1 million for the same period in 2009.  The increase was driven primarily by significantly higher refined petroleum product and natural gas prices for the six months ended June 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold decreased by approximately 148 million gallons, or 8%, to 1,695 million gallons.  The decrease in volume primarily includes decreases of approximately 209 million gallons and 14 million gallons in distillates and residual oil, respectively, attributable to significantly warmer temperatures during the first six months of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased 15% to 3,127 for the six months ended June 30, 2010 compared with 3,693 for the same period in 2009.  The overall decrease in volume sold was offset by a 66 million gallon increase in gasoline.  Our gross profit for the six months ended June 30, 2010 was $73.1 million, a decrease of $5.4 million, or 7%, compared to $78.5 million for the same period in 2009, due primarily to a lower net product margin in distillates and warmer temperatures.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended June 30, 2010 increased by $37.5 million, or 9%, to $442.6 million compared to $405.1 million for the three months ended June 30, 2009 primarily due to increased refined petroleum product prices.  During the first six months of 2010, wholesale distillate sales decreased by $9.8 million to $1,401.9 million compared to $1,411.7 million for the same period in 2009, attributable to a 209 million gallon decrease in volume sold due to significantly warmer temperatures during the first six months of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  Primarily for the same reasons, our net product margin from distillate sales decreased by $7.0 million, or 52%, to $6.5 million for the three months ended June 30, 2010 and by 6.8 million, or 14%, to $40.5 million for the six months ended June 30, 2010 compared the same periods in 2009.

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2010 were $983.6 million compared to $720.3 million for the same period in 2009.  During the first six months of 2010, wholesale gasoline sales were $1,855.9 million compared to $1,222.0 million for the same period in 2009.  The increases of $263.3 million, or 36%, and $633.9 million, or 51%, were due primarily to higher gasoline prices and increases in gasoline volume sold compared to the prior periods.  The increases in gasoline volume were due to select selling opportunities and increased demand during the three and six month periods ended June 30, 2010.  Our net product margin from gasoline sales increased by $6.8 million to $19.0 million for the three months ended June 30, 2010 and by $1.4 million to $25.3 million for the six months ended June 30, 2010 compared to the same periods in 2009.  These increases were primarily attributable to improved unit margins and increases in gasoline volume sold for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2010 were $8.2 million compared to $5.8 million for the three months ended June 30, 2009.  During the first six months of 2010, residual oil sales were $20.3 million compared to $17.3 million for the same period in 2009.  The increases of $2.4 million, or 41%, and $3.0 million, or 17%, were primarily due to the increase in refined petroleum product prices.  For the first six months of 2010, we experienced a 5 million gallon decrease in residual oil volume sold, primarily due to warmer temperatures compared to the same period in 2009, continued conservation, challenging economic conditions, system conversions and fuel switching due to the comparative price advantage of natural gas over residual oil.  Our net product margin contribution from residual oil sales increased by $0.1 million to $2.4 million for the three months ended June 30, 2010 and by $0.2 million to $5.3 million for the six months ended June 30, 2010 compared to the same periods in 2009.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 56% and 55% of total commercial volume sold for the three months ended June 30, 2010 and 2009, respectively, and approximately 55% and 63% for the six months ended June 30, 2010 and 2009, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales increased by approximately 50% due to a 20% increase in volume sold and increased refined petroleum product prices for the three months ended June 30, 2010.  Commercial residual oil sales increased by approximately 17% for the six months ended June 30, 2010, despite a 12% decrease in volume sold.  We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

Selling, General and Administrative Expenses

SG&A expenses increased by $0.6 million, or 4%, to $13.9 million for the three months ended June 30, 2010 compared to $13.3 million for the same period in 2009.  The increase was primarily due to increases of $1.2 million in salaries, $0.8 million in bank fees, $0.6 million in professional fees and $0.2 million in other SG&A expenses, offset by decreases of $1.0 million in short-term incentive compensation, $0.5 million in bad debt accruals, $0.5 million in compensation cost under our long-term incentive plan and $0.2 million in pension and 401(k) expenses.

SG&A expenses decreased by $0.9 million, or 3%, to $30.5 million for the six months ended June 30, 2010 compared to $31.4 million for the same period in 2009.  The decrease was primarily due to decreases of $4.9 million in short-term incentive compensation, $0.9 million in bad debt accruals, $0.7 million in compensation cost under our long-term incentive plan and $0.4 million in pension and 401(k) expenses, offset by increases of $2.5 million in salaries, $1.4 million in professional fees, $0.8 million in bank fees, $0.3 million in costs associated with the expansion of our natural gas operations, $0.3 million in project development costs and $0.7 million in various other SG&A expenses.  The overall decrease in SG&A expenses was achieved despite an increase of $1.3 million in legal, consulting and other expenses related to the FTC’s regulatory review of our acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses increased by $0.7 million, or 7%, to $9.8 million for the three months ended June 30, 2010 compared to $9.1 million for the same period in 2009.  The increase primarily represents the costs associated with the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).

Operating expenses increased by $0.9 million, or 5%, to $18.5 million for the six months ended June 30, 2010 compared to $17.6 million for the same period in 2009.  The increase was primarily due to $0.7 million in expenses associated with the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements), $0.3 million in expenses related to our leased storage facility in Oyster Bay (Commander) New York and $0.1 million in other operating expenses, offset by a decrease $0.2 million in operating expenses at our Albany, New York terminal.

Interest Expense

Interest expense for the three months ended June 30, 2010 increased by $1.0 million, or 28%, to $4.4 million compared to $3.4 million for the same period in 2009.  Interest expense for the six months ended June 30, 2010 increased by $1.2 million, or 17%, to $8.4 million compared to $7.2 million for the same period in 2009.  We attribute the increase primarily to higher average balances on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable reflecting increased refined petroleum product prices.  Also, we had additional borrowing costs as a result of the acquisition of the Warex Terminals.  In addition, the costs of borrowings under the credit agreement were increased commencing with the May 14, 2010 amendment to the credit agreement.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $80.5 million to $375.7 million at June 30, 2010 compared to $295.2 million at December 31, 2009 as a result of the public offering discussed below.

On February 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2009, and on May 14, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.5 million for the first quarter of 2010.  On July 21, 2010, the board of directors of our general partner declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2010 through June 30, 2010 ($1.95 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business August 4, 2010. We expect to pay the cash distribution of approximately $8.5 million on August 13, 2010.

On March 19, 2010, we completed a public offering of 3,910,000 common units at a price of $22.75 per common unit, which included a 510,000 common unit purchase option exercised by the underwriters.  Net proceeds were approximately $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses.  We used the net proceeds to reduce indebtedness under our credit agreement.  See Note 15 of Notes to Consolidated Financial Statements for additional information related to the public offering.

On May 24, 2010, Global entered into the Purchase Agreement with ExxonMobil Corporation, pursuant to which Global agreed to acquire 190 Mobil branded retail gas stations in the Subject States for a purchase price of $200.0 million.  In connection with the transaction, we will assume certain environmental liabilities.  In addition, ExxonMobil Corporation has agreed to assign to Global the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  We will also enter into a long-term Brand Fee Agreement, which will entitle us to sell Mobil branded gasoline and diesel fuel in the Subject States, as well as Maine and Vermont.  We expect to close the acquisition by late in the third quarter or early fourth quarter of 2010 and we currently expect to finance the purchase of the assets with borrowings under our revolving credit agreement with our bank group and/or by accessing the capital markets.  Global has deposited approximately $4.8 million in an escrow account and in August 2010, upon the completion of the due diligence period, Global will be required to make an additional deposit of $6.0 million.  Global is only entitled to the return of the deposits under limited circumstances.  See Note 19 of Notes to Consolidated Financial Statements for additional information on the transaction.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $1.0 million and $2.6 million in maintenance capital expenditures for the six months ended June 30,

2010 and 2009, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $49.8 million and $3.7 million in expansion capital expenditures for the six months ended June 30, 2010 and 2009, respectively.  Specifically, for the six months ended June 30, 2010, expansion capital expenditures included approximately $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in costs related to our Albany, New York terminal, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $3.3 million in costs in Albany include costs related to our terminal and rail expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.

Comparatively, for the six months ended June 30, 2009, expansion capital expenditures included approximately $2.7 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.8 million in additional terminal equipment at the Providence, Rhode Island terminal and $0.2 million in automation costs at our leased storage facility in Long Island, New York.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$50,564	$20,181
Net cash used in investing activities	$(50,831)	$(6,303)
Net cash provided by (used in) financing activities	$3,876	$(11,861)

Cash flow from operating activities generally reflects our net income, inventory purchasing patterns, the timing of collections on accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $50.6 million for the six months ended June 30, 2010 compared to $20.2 million for the same period in 2009, for a period-over-period increase in cash from operating activities of $30.3 million.  For the six months ended June 30, 2010, we had seasonal decreases of $83.1 million, $22.6 million and $40.8 million in accounts receivable, inventories and accounts payable, respectively.  Comparatively, for the six months ended June 30, 2009, we had seasonal decreases of $57.6 million and $87.6 million in accounts receivable and accounts payable, respectively, and an increase in inventories of $129.0 million due to favorable market conditions in which we elected to use our storage capacity to carry increased inventories.

The overall increase in cash provided by operating activities was offset by the period-over-period change in the fair value of forward fixed price contracts of approximately $176.2 million and the $5.9 million decrease in net income.  Specifically, the contracts supporting our forward fixed price hedge program required margin payments of $16.7 million to the NYMEX due to market direction in the six months ended June 30, 2010, while for the six months ended June 30,

2009, similar hedging activity provided funds from the NYMEX of $159.5 million.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories.

Net cash used in investing activities was $50.8 million for the six months ended June 30, 2010 compared to $6.3 million for the same period in 2009, and included $1.0 million in maintenance capital expenditures and $49.8 million in expansion capital expenditures.  The $49.8 million included $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in costs related to our terminal and rail expansion project in Albany, New York, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures.  The $3.3 million in costs in Albany include a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.  Comparatively, for the six months ended June 30, 2009, net cash used in investing activities included $2.6 million in maintenance capital expenditures and $3.7 million in expansion capital expenditures ($2.7 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.8 million in additional terminal equipment at the Providence, Rhode Island terminal and $0.2 million in automation costs at our leased storage facility in Long Island, New York).

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2010 compared to net cash used in financing activities of $11.9 million for the same period in 2009, and included $84.6 million in net proceeds from our public offering, offset by net payments on our credit facilities of $65.4 million, $14.9 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP.  Comparatively, for the six months ended June 30, 2009, net cash used in financing activities included $13.1 million in cash distributions to our common and subordinated unitholders and our general partner and $1.3 million in the repurchases of common units held on our behalf pursuant to our Repurchase Program and for satisfaction of our General Partner’s Obligations (as defined in Note 13 of Notes to Consolidated Financial Statements), offset by $2.5 million in net proceeds on our credit facilities.

Credit Agreement

On May 14, 2010, we, our general partner, our operating company and our operating subsidiaries amended and restated our credit agreement, increasing the Aggregate Commitments (as defined in the credit agreement) available under the credit agreement to $950.0 million from $850.0 million under the previous credit agreement.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on May 14, 2014.

There are two facilities under our credit agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $800.0 million; and

•              a $150.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $200.0 million, for a total credit facility of up to $1.15 billion.  Any such request for an increase by us must be in a minimum amount of $5.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $950.0 million.

Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the credit agreement, our borrowings cannot exceed the then current borrowing base.  Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.

We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or, if obtained, would be on terms acceptable to us.

During the period from January 1, 2009 through May 13, 2010, borrowings under the previous credit agreement under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the acquisition and revolving credit facilities bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio.

Commencing May 14, 2010 under the credit agreement, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Utilization Amount (as defined in the credit agreement).  Borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.1% and 3.8% for the three months ended June 30, 2010 and 2009, respectively, and 3.6% and 3.8% for the six months ended June 30, 2010 and 2009, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of June 30, 2010, we had total borrowings outstanding under our credit agreement of $468.4 million, including $97.8 million outstanding on our acquisition facility.  In addition, we had outstanding letters of credit of $43.5 million.  The total remaining availability for borrowings and letters of credit at June 30, 2010 and December 31, 2009 was $438.1 million and $211.2 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2010.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  Under the credit agreement, the clean down requirement of the previous credit agreement was eliminated.

The credit agreement limits distributions to our unitholders to available cash.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

The lending group under the credit agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Radobank Nederland” New York Branch; Sovereign Bank (Santander Group); Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RZB Finance LLC; Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

On May 14, 2010, we amended our credit agreement.  During the period from January 1, 2009 through May 13, 2010, borrowings under the previous credit agreement under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the acquisition and revolving credit facilities bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio.  Commencing May 14, 2010 under the credit agreement, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Utilization Amount (as defined in the credit agreement).  Borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.1% and 3.8% for the three months ended June 30, 2010 and 2009, respectively, and 3.6% and 3.8% or the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, we had total borrowings outstanding under the credit agreement of $468.4 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of June 30, 2010, the three-month LIBOR rate of 0.43% was lower than the floor rate.  As a result, in August 2010, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $442,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of June 30, 2010, the one-month LIBOR rate of 0.35% was lower than the floor rate.  As a result, in July 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $189,200.

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

At June 30, 2010, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at June 30, 2010	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$14,410	$(31,118)	$31,118
Swaps, options and other, net	4,403	(494)	6,054
	$18,813	$(31,612)	$37,172

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2010.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $19.8 million at June 30, 2010.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in Note 12 in this Quarterly Report on Form 10-Q, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

Other

Certain of our employees at our terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  We are in the process of negotiating a new collective bargaining agreement with a newly-elected union representing these employees and do not believe the results of these negotiations will have a material adverse effect on our operations.

Certain of our employees at our terminals in Albany and Newburgh, New York acquired from ExxonMobil in 2007 are employed under a collective bargaining agreement that expired in May, 2010. We are in the process of negotiating a new collective bargaining agreement with the incumbent union and do not believe the results of these negotiations will have a material adverse effect on our operations.

Item 1A.     Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

Unitholders may have liability to repay distributions.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them.  Under Delaware law, the Partnership may not make a distribution to unitholders if the distribution would cause the Partnership’s liabilities to exceed the fair value of its assets.  Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount.  Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to the Partnership that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the Partnership’s partnership agreement.  Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the Partnership are not counted for purposes of determining whether a distribution is permitted.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity prices, interest rate and other risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Partnership, that participate in that market.  The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation.  The financial reform legislation may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time.  The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  The new legislation and any new regulations could significantly increase the cost of some derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties.

Item 6.		Exhibits

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1		—

Amended and Restated Credit Agreement, dated as of May 14, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2010).

10.2		—

Letter Agreement for 2010 Shared Services Fee Structure, dated as of May 12, 2010 between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2010).

10.3		—

First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).

10.4*		—	Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†	Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

*	Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 6, 2010		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2010		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1		—

Amended and Restated Credit Agreement, dated as of May 14, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2010).

10.2		—

Letter Agreement for 2010 Shared Services Fee Structure, dated as of May 12, 2010 between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2010).

10.3		—

First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).

10.4*		—	Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†       Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

*       Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.