Form 10-Q/A
period 2010-03-31
GLOBAL PARTNERS LP
filed 2010-11-02
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Global Partners LP (the “Partnership”) for the fiscal quarter ended March 31, 2010, as filed with the Securities and Exchange Commission on May 7, 2010, and restates its unaudited financial statements as of and for the three months ended March 31, 2010, the notes thereto and related disclosures, to reflect the error described below.  As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

Subsequent to the quarter ended March 31, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in the Partnership’s sales and net income being understated and accrued tax liability being overstated for the quarter ended March 31, 2010.

The unaudited financial statements and the notes thereto included herein have been restated to reflect this adjustment, and disclosure of the adjustment has been made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the convenience of the reader, Amendment No. 1 restates the 10-Q in its entirety.  Except as stated above, no other information has been changed from the originally filed Form 10-Q.  The Partnership has included new certifications of its officers pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,
	2010	December 31,
	(Restated)	2009
Assets
Current assets:
Cash and cash equivalents	$750	$662
Accounts receivable, net	268,347	335,912
Accounts receivable—affiliates	4,222	1,565
Inventories	443,259	465,923
Brokerage margin deposits	10,301	18,059
Fair value of forward fixed price contracts	12,730	3,089
Prepaid expenses and other current assets	35,193	37,648
Total current assets	774,802	862,858

Property and equipment, net	158,236	159,292
Intangible assets, net	27,866	28,557
Other assets	1,431	1,996
Total assets	$962,335	$1,052,703

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$187,648	$243,449
Working capital revolving credit facility—current portion	109,788	221,711
Environmental liabilities—current portion	3,296	3,296
Accrued expenses and other current liabilities	71,441	77,604
Income taxes payable	128	461
Obligations on forward fixed price contracts and other derivatives	19,380	21,114
Total current liabilities	391,681	567,635

Working capital revolving credit facility—less current portion	231,412	240,889
Acquisition facility	71,200	71,200
Environmental liabilities—less current portion	2,200	2,254
Accrued pension benefit cost	2,395	2,751
Deferred compensation	1,946	1,840
Other long-term liabilities	10,767	8,714
Total liabilities	711,601	895,283

Partners’ equity
Common unitholders (11,338,139 units issued and 11,274,695 outstanding at March 31, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	256,053	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at March 31, 2010 and December 31, 2009)	3,611	(713)
General partner interest (230,303 equivalent units outstanding at March 31, 2010 and December 31, 2009)	148	(29)
Accumulated other comprehensive loss	(9,078)	(6,967)
Total partners’ equity	250,734	157,420
Total liabilities and partners’ equity	$962,335	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010
	(Restated)	2009

Sales	$1,964,745	$1,632,955
Cost of sales	1,916,977	1,582,241
Gross profit	47,768	50,714

Costs and operating expenses:
Selling, general and administrative expenses	16,578	18,075
Operating expenses	8,659	8,475
Amortization expenses	691	800
Total costs and operating expenses	25,928	27,350

Operating income	21,840	23,364

Interest expense	(4,064)	(3,776)

Income before income tax expense	17,776	19,588

Income tax expense	(387)	(725)

Net income	17,389	18,863

Less: General partner’s interest in net income, including incentive distribution rights	(339)	(376)

Limited partners’ interest in net income	$17,050	$18,487

Basic net income per limited partner unit	$1.26	$1.41

Diluted net income per limited partner unit	$1.23	$1.40

Basic weighted average limited partner units outstanding	13,585	13,071

Diluted weighted average limited partner units outstanding	13,838	13,203

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010 (Restated)	2009
Cash flows from operating activities
Net income	$17,389	$18,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,662	3,713
Amortization of deferred financing fees	387	289
Gain on disposition of property and equipment and other	(1)	—
Bad debt expense	190	640
Stock-based compensation expense	128	530
Changes in operating assets and liabilities:
Accounts receivable	67,375	20,445
Accounts receivable — affiliate	(2,657)	1,422
Inventories	22,664	12,494
Broker margin deposits	7,758	(4,187)
Prepaid expenses, all other current assets and other assets	2,554	(1,966)
Accounts payable	(55,801)	(60,179)
Income taxes payable	(334)	71
Change in fair value of forward fixed price contracts	(11,375)	108,719
Accrued expenses, all other current liabilities and other long-term liabilities	(6,445)	10,376
Net cash provided by operating activities	45,494	111,230

Cash flows from investing activities
Capital expenditures	(1,930)	(2,452)
Proceeds from sale of property and equipment	16	—
Net cash used in investing activities	(1,914)	(2,452)

Cash flows from financing activities
Proceeds from public offering, net	84,792	—
Payments on credit facilities, net	(121,400)	(100,200)
Repurchased units withheld for tax obligations	(404)	—
Distributions to partners	(6,480)	(6,534)
Net cash used in financing activities	(43,492)	(106,734)

Increase in cash and cash equivalents	88	2,044
Cash and cash equivalents at beginning of period	662	945
Cash and cash equivalents at end of period	$750	$2,989

Supplemental information
Cash paid during the period for interest	$4,071	$3,903

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offering, net	84,792	—	—	—	84,792
Stock-based compensation	128	—	—	—	128
Distributions to partners	(3,621)	(2,751)	(162)	—	(6,534)
Phantom unit dividends	54	—	—	—	54
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	9,975	7,075	339	—	17,389
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	(2,232)	(2,232)
Change in pension liability	—	—	—	121	121
Total comprehensive income	—	—	—	—	15,278
Balance at March 31, 2010	$256,053	$3,611	$148	$(9,078)	$250,734

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

Note 2.                      Restatement

Subsequent to the quarter ended March 31, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in the Partnership’s sales and net income being understated and accrued tax liability being overstated for the quarter ended March 31, 2010.  As a result, the Partnership has restated its unaudited financial statements for the correction of an error as of and for the three months ended March 31, 2010.  The error had no impact on the Partnership’s previously reported net cash provided by operating activities.

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated balance sheet as of March 31, 2010 (in thousands):

	Previously Reported	Adjustments	Restated
Liabilities and partners’ equity
Accrued expenses and other current liabilities	$73,802	$(2,361)	$71,441
Total current liabilities	$394,042	$(2,361)	$391,681
Total liabilities	$713,962	$(2,361)	$711,601

Partners’ equity
Common unitholders	$254,692	$1,361	$256,053
Subordinated unitholders	$2,651	$960	$3,611
General partner interest	$108	$40	$148
Total partners’ equity	$248,373	$2,361	$250,734

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of income for the three months ended March 31, 2010 (in thousands, except per unit data):

	Previously Reported	Adjustments	Restated
Sales	$1,962,384	$2,361	$1,964,745
Gross profit	$45,407	$2,361	$47,768
Operating income	$19,479	$2,361	$21,840
Income before income taxes	$15,415	$2,361	$17,776
Net income	$15,028	$2,361	$17,389
General partner’s interest in net income, including incentive distribution rights	$(299)	$(40)	$(339)
Limited partners’ interest in net income	$14,729	$2,321	$17,050
Basic net income per limited partner unit	$1.08	$0.18	$1.26
Diluted net income per limited partner unit	$1.06	$0.17	$1.23

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of cash flows for the three months ended March 31, 2010 (in thousands).

	Previously Reported	Adjustments	Restated
Net income	$15,028	$2,361	$17,389
Accrued expenses, all other current liabilities and other long-term liabilities	$(4,084)	$(2,361)	$(6,445)

Note 3.                      Net Income Per Limited Partner Unit

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

On January 20, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from October 1, 2009 through December 31, 2009.  This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs and enabled the Partnership to reach its second target distribution with respect to such IDRs.  See Note 10, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

	Three months ended March 31, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$17,389	$17,050	$339	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net income	8,934	8,772	162	—
Assumed allocation of net income	$17,389	$17,050	$274	$65

Denominator:
Basic weighted average limited partner units outstanding(2)		13,585
Dilutive effect of phantom units		253
Diluted weighted average limited partner units outstanding(2)		13,838

Basic net income per limited partner unit		$1.26
Diluted net income per limited partner unit		$1.23

	Three months ended March 31, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$18,863	$18,487	$376	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	12,329	12,115	214	—
Assumed allocation of net income	$18,863	$18,487	$326	$50

Denominator:
Basic weighted average limited partner units outstanding		13,071
Dilutive effect of phantom units		132
Diluted weighted average limited partner units outstanding		13,203

Basic net income per limited partner unit		$1.41

Diluted net income per limited partner unit		$1.40

(1)    On March 19, 2010, the general partner interest was reduced to 1.34% as a result of the public offering (see Note 15).  This calculation includes the effect of the public offering and is based on a weighted average of 1.66% for the three months ended March 31, 2010.  For the three months ended March 31, 2009, the general partner interest was 1.73%.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                      Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$17,389	$18,863
Change in fair value of interest rate collars and forward starting swap	(2,232)	1,152
Change in pension liability	121	(242)
Total comprehensive income	$15,278	$19,773

Note 5.                      Inventories

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

Note 6.                      Derivative Financial Instruments

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

Note 6.                      Derivative Financial Instruments (continued)

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

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

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

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

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

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

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

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

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

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

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

Note 7.                      Debt

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

Note 7.       Debt (continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.       Debt (continued)

Further, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  See Note 6 for additional information on the interest rate collars and the forward starting swap.

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

Note 7.       Debt (continued)

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

Note 8.                      Employee Benefit Plan with Related Party

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

Note 9.                      Related Party Transactions

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

(Unaudited)

Note 9.                      Related Party Transactions (continued)

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

Note 10.               Cash Distributions

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

The Partnership will make distributions of available cash from distributable cash flow for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.66% to the common unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.66% to the common

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Cash Distributions (continued)

unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.66% to the subordinated unitholders, pro rata, and 1.34% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the IDRs, based on the percentages as provided below.

As the holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.66%	1.34%
First Target Distribution	$0.4625	98.66%	1.34%
Second Target Distribution	above $0.4625 up to $0.5375	85.66%	14.34%
Third Target Distribution	above $0.5375 up to $0.6625	75.66%	24.34%
Thereafter	above $0.6625	50.66%	49.34%

The Partnership paid the following cash distribution during 2010 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/12/10 (1)	$0.4875	$3,621	$2,751	$112	$ 50	$ 6,534

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

Note 11.               Segment Reporting

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

Note 11.               Segment Reporting (continued)

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Wholesale Segment:
Sales
Distillates	$959,257	$1,006,616
Gasoline	874,687	501,659
Residual oil	12,129	11,490
Total	$1,846,073	$1,519,765
Net product margin (1)
Distillates	$34,020	$33,853
Gasoline	8,711	11,786
Residual oil	2,856	2,820
Total	$45,587	$48,459
Commercial Segment:
Sales	$118,672	$113,190
Net product margin (1)	$4,918	$4,928
Combined sales and net product margin:
Sales	$1,964,745	$1,632,955
Net product margin (1)	$50,505	$53,387
Depreciation allocated to cost of sales	2,737	2,673
Combined gross profit	$47,768	$50,714

(1)    Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Combined gross profit	$47,768	$50,714
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	16,578	18,075
Operating expenses	8,659	8,475
Amortization expenses	691	800
Total operating costs and expenses	25,928	27,350
Operating income	21,840	23,364
Interest expense	(4,064)	(3,776)
Income tax expense	(387)	(725)
Net income	$17,389	$18,863

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

Note 16.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended
	March 31,
	2010	2009
Federal statutory income tax rate	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%
Partnership income not subject to tax	(38.2)%	(36.7)%
Effective income tax rate	2.2%	3.7%

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

Note 17.               Legal Proceedings (continued)

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

•                     The first quarter of 2010 was marked by margin pressure in the gasoline market compared to the first quarter of 2009.

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

The following table provides the prices of and percentage increases in refined petroleum product and natural gas prices at March 31, 2010 as compared to March 31, 2009:

	Heating		Residual	Natural
	Oil	Gasoline	Oil	Gas
	$ per	$ per	$ per	$ per gallon
Period:	gallon(1)	gallon(1)	gallon(2)	equivalent(3)

At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%

(1)  Source:  New York Mercantile Exchange (closing price)

(2)  Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)  Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2010		2009
Net income	$17,389		$18,863

Net income per diluted limited partner unit (1)	$1.23		$1.40

EBITDA (2)	$25,889		$27,366

Distributable cash flow (3)	$20,954		$21,996

Wholesale Segment:
Volume (gallons)	891,032		1,038,619
Sales
Distillates	$959,257		$1,006,616
Gasoline	874,687		501,659
Residual oil	12,129		11,490
Total	$1,846,073		$1,519,765
Net product margin (4)
Distillates	$34,020		$33,853
Gasoline	8,711		11,786
Residual oil	2,856		2,820
Total	$45,587		$48,459
Commercial Segment:
Volume (gallons)	68,301		75,728
Sales	$118,672		$113,190
Net product margin (4)	$4,918		$4,928
Combined sales and net product margin:
Sales	$1,964,745		$1,632,955
Net product margin (4)	$50,505		$53,387
Depreciation allocated to cost of sales	2,737		2,673
Combined gross profit	$47,768		$50,714

Weather conditions:
Normal heating degree days	2,870		2,870
Actual heating degree days	2,624		2,977
Variance from normal heating degree days	(9%	)	4%
Variance from prior period actual heating degree days	(12%	)	9%

(1)            See Note 3 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reconciliation of net income to EBITDA:
Net income	$17,389	$18,863
Depreciation and amortization and amortization of deferred financing fees	4,049	4,002
Interest expense	4,064	3,776
Income tax expense	387	725
EBITDA	$25,889	$27,366

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$45,494	$111,230
Net changes in operating assets and liabilities and certain non-cash items	(24,056)	(88,365)
Interest expense	4,064	3,776
Income tax expense	387	725
EBITDA	$25,889	$27,366

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reconciliation of net income to distributable cash flow:
Net income	$17,389	$18,863
Depreciation and amortization and amortization of deferred financing fees	4,049	4,002
Maintenance capital expenditures	(484)	(869)
Distributable cash flow	$20,954	$21,996

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$45,494	$111,230
Net changes in operating assets and liabilities and certain non-cash items	(24,056)	(88,365)
Maintenance capital expenditures	(484)	(869)
Distributable cash flow	$20,954	$21,996

Consolidated Results

Our total sales for three months ended March 31, 2010 increased by $331.7 million, or 20%, to $1,964.7 million compared to $1,633.0 million for the same period in 2009.  The increase was driven primarily by significantly higher refined petroleum product prices for the three months ended March 31, 2010 compared to the same period in 2009.  Our aggregate volume of product sold decreased by approximately 155 million gallons, or 14%, to 959 million gallons.  The decrease in volume primarily includes decreases of approximately 173 million gallons and 19 million gallons in distillates and residual oil, respectively, attributable to warmer temperatures during the first quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The decrease in volume sold was offset by a 28 million gallon increase in gasoline.  Our gross profit for the first quarter of 2010 was $47.7 million, a decrease of $3.0 million, or 6%, compared to $50.7 million for the same period in 2009, primarily due to a lower net product margin in gasoline.

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

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2010 were $874.6 million compared to $501.7 million for the same period in 2009.  The increase of $372.9 million, or 74%, was due primarily to significantly higher gasoline prices and an increase in gasoline volume sold compared to the prior year.  The increase in gasoline volume was due to some select selling opportunities during the quarter.  Our net product margin from gasoline sales decreased by $3.1 million to $8.7 million compared to $11.8 million for the three months ended March 31, 2009, primarily attributable to market pressure in the gasoline markets and unfavorable market conditions.

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

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.5 million, or 8%, to $16.6 million for the three months ended March 31, 2010 compared to $18.1 million for the same period in 2009.  The decrease was primarily due to decreases of $3.9 million in incentive compensation, $0.4 million in bad debt accruals and $0.2 million in compensation cost under the LTIP, offset by increases of $1.3 million in salaries, $0.8 million in professional fees, $0.3 million in costs associated with the expansion of our natural gas operations, $0.3 million in project development costs and $0.3 million in various other SG&A expenses.  The overall decrease in SG&A expenses was offset by an increase of $1.0 million in legal, consulting and other expenses related to the FTC’s regulatory review of our planned acquisition of three refined petroleum terminal facilities in Newburgh, New York from Warex Terminals Corporation (see Note 17 of Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $87.9 million to $383.1 million at March 31, 2010 compared to $295.2 million at December 31, 2009 as a result of the public offering discussed below.

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

Net cash provided by operating activities was $45.5 million for the three months ended March 31, 2010 compared to $111.2 million for the same period in 2009, for a quarter-over-quarter decrease in cash from operating activities of $65.7 million.  The decrease was primarily due to the quarter-over-quarter change in the fair value of forward fixed price contracts of approximately $120.1 million and the $1.5 million decrease in net income.  Specifically, the contracts supporting our forward fixed price hedge program required margin payments of $11.4 million to the NYMEX due to market direction in the three months ended March 31, 2010, while for the three months ended March 31, 2009, similar hedging activity provided funds from the NYMEX of $108.7 million.  Despite the quarter-over-quarter increase in refined petroleum product prices, the overall decrease in cash provided by operating activities was offset by the seasonal change in the carrying values of accounts receivables and inventories.  Such carrying values provided a combined $90.0 million in funds for the three months ended March 31, 2010 compared to $33.0 million for the three months ended March 31, 2009, an increase of $57.0 million.

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

In addition, in October 2009, we executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  See Note 6 of Notes to Consolidated Financial Statements for additional information on the interest rate collars and the forward starting swap.

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

Subsequent to the quarter ended March 31, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in our sales and net income being understated and accrued tax liability being overstated for the quarter ended March 31, 2010.  As a result, management and the Audit Committee of our general partner made the decision to restate our consolidated financial statements as of and for the period ended March 31, 2010. The Partnership has primary as well as secondary controls in place, and documented, with respect to state and federal fuel taxes.  The Partnership discovered the error during a normal course control procedure.  The error was limited to one particular type of sales transaction (i.e., not a systemic issue).  The impact was limited to two offsetting entries:  the tax liability account and sales account.  The Partnership believes that: (1) bills to this customer were accurate in the course of the affected period, and no other customers were affected by the error, (2) the error did not cause an under/overpayment of taxes, and (3) there was no impact on previously reported net cash provided by operating activities.  Management has determined that the error did not rise to the level of a material weakness.  The error, which resulted from a unique set of invoicing circumstances for a particular customer, did expose a significant deficiency.  The Partnership’s existing internal control framework has been supplemented with an enhanced control process in relation to any new large, unique, or abnormal sales contracts.  After re-evaluating our disclosure controls and procedures in light of the error and resulting deficiency described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 2, 2010		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2010		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†	Previously filed.