Form 10-Q/A
period 2010-06-30
GLOBAL PARTNERS LP
filed 2010-11-02
CIK 1323468

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Global Partners LP (the “Partnership”) for the fiscal quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010, and restates its unaudited financial statements as of and for the three and six months ended June 30, 2010, the notes thereto and related disclosures, to reflect the error described below.  As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

Subsequent to the quarter ended June 30, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in the Partnership’s sales and net income being understated and accrued tax liability being overstated as of and for the three and six months ended June 30, 2010.

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

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2010	2009
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,271	$662
Accounts receivable, net	252,520	335,912
Accounts receivable—affiliates	3,239	1,565
Inventories	443,296	465,923
Brokerage margin deposits	19,826	18,059
Fair value of forward fixed price contracts	8,195	3,089
Prepaid expenses and other current assets	49,689	37,648
Total current assets	781,036	862,858

Property and equipment, net	197,852	159,292
Intangible assets, net	34,766	28,557
Other assets	15,238	1,996
Total assets	$1,028,892	$1,052,703

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$202,603	$243,449
Working capital revolving credit facility—current portion	101,328	221,711
Environmental liabilities—current portion	3,326	3,296
Accrued expenses and other current liabilities	81,858	77,604
Income taxes payable	—	461
Obligations on forward fixed price contracts and other derivatives	9,562	21,114
Total current liabilities	398,677	567,635

Working capital revolving credit facility—less current portion	269,272	240,889
Acquisition facility	97,800	71,200
Environmental liabilities—less current portion	3,607	2,254
Accrued pension benefit cost	2,461	2,751
Deferred compensation	2,051	1,840
Other long-term liabilities	15,546	8,714
Total liabilities	789,414	895,283

Partners’ equity
Common unitholders (11,338,139 units issued and 11,291,312 outstanding at June 30, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	252,141	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at June 30, 2010 and December 31, 2009)	1,895	(713)
General partner interest (230,303 equivalent units outstanding at June 30, 2010 and December 31, 2009)	78	(29)
Accumulated other comprehensive loss	(14,636)	(6,967)
Total partners’ equity	239,478	157,420
Total liabilities and partners’ equity	$1,028,892	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
		(Restated)		(Restated)

Sales		$1,534,701	$1,201,149	$3,499,446	$2,834,104
Cost of sales		1,502,740	1,173,360	3,419,717	2,755,601
Gross profit		31,961	27,789	79,729	78,503

Costs and operating expenses:
Selling, general and administrative expenses		13,891	13,299	30,469	31,374
Operating expenses		9,803	9,137	18,462	17,612
Amortization expenses		734	803	1,425	1,603
Total costs and operating expenses		24,428	23,239	50,356	50,589

Operating income		7,533	4,550	29,373	27,914

Interest expense		(4,374)	(3,422)	(8,438)	(7,198)

Income before income tax expense		3,159	1,128	20,935	20,716

Income tax expense		—	(150)	(387)	(875)

Net income		3,159	978	20,548	19,841

Less:	General partner’s interest in net income, including incentive distribution rights	(107)	(67)	(446)	(443)

Limited partners’ interest in net income		$3,052	$911	$20,102	$19,398

Basic net income per limited partner unit		$0.18	$0.07	$1.32	$1.48

Diluted net income per limited partner unit		$0.18	$0.07	$1.30	$1.46

Basic weighted average limited partner units outstanding		16,917	13,059	15,260	13,065

Diluted weighted average limited partner units outstanding		17,155	13,356	15,496	13,273

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Restated)
Cash flows from operating activities
Net income	$20,548	$19,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,566	7,460
Amortization of deferred financing fees	1,008	578
Gain on disposition of property and equipment and other	(4)	—
Bad debt expense	280	1,155
Stock-based compensation expense	(49)	917
Changes in operating assets and liabilities:
Accounts receivable	83,112	57,642
Accounts receivable — affiliate	(1,674)	1,447
Inventories	22,627	(129,007)
Broker margin deposits	(1,767)	(16,872)
Prepaid expenses, all other current assets and other assets	(25,653)	(3,520)
Accounts payable	(40,846)	(87,559)
Income taxes payable	(1,179)	(578)
Change in fair value of forward fixed price contracts	(16,658)	159,535
Accrued expenses, all other current liabilities and other long-term liabilities	3,253	9,142
Net cash provided by operating activities	50,564	20,181

Cash flows from investing activities
Terminal acquisition	(46,046)	—
Capital expenditures	(4,828)	(6,303)
Proceeds from sale of property and equipment	43	—
Net cash used in investing activities	(50,831)	(6,303)

Cash flows from financing activities
Proceeds from public offering, net	84,584	—
(Payments on) proceeds from credit facilities, net	(65,400)	2,500
Repurchase of common units	—	(1,293)
Repurchased units withheld for tax obligations	(404)	—
Distributions to partners	(14,904)	(13,068)
Net cash provided by (used in) in financing activities	3,876	(11,861)

Increase in cash and cash equivalents	3,609	2,017
Cash and cash equivalents at beginning of period	662	945
Cash and cash equivalents at end of period	$4,271	$2,962

Supplemental information
Cash paid during the period for interest	$8,200	$7,289

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offering, net	84,584	—	—	—	84,584
Stock-based compensation	(49)	—	—	—	(49)
Distributions to partners	(9,063)	(5,502)	(339)	—	(14,904)
Phantom unit dividends	(48)	—	—	—	(48)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	11,992	8,110	446	—	20,548
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	(7,111)	(7,111)
Change in pension liability	—	—	—	(558)	(558)
Total comprehensive income	—	—	—	—	12,879
Balance at June 30, 2010	$252,141	$1,895	$78	$(14,636)	$239,478

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

On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit.  Net proceeds were approximately $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness under its senior secured credit agreement.  See Note 16 for additional information related to the public offering.

The Partnership’s 1.34% general partner interest (reduced from 1.73% following the Partnership’s public offering discussed above and in Note 16) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 241,141 common units and 5,642,424 subordinated units, representing a combined 34.2% limited partner interest.

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

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distillate sales: home heating oil, diesel and kerosene	30%	35%	41%	51%
Gasoline sales	65%	60%	54%	43%
Residual oil sales	5%	5%	5%	6%
	100%	100%	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 23% and 25% of total sales for the three months ended June 30, 2010, and 2009, respectively and approximately 20% and 19% of total sales for the six months ended June 30, 2010 and 2009, respectively.

Note 2.                      Restatement

Subsequent to the quarter ended June 30, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in the Partnership’s sales and net income being understated and accrued tax liability being overstated as of and for the three and six months ended June 30, 2010.  As a result, the Partnership has restated its unaudited financial statements for the correction of an error as of and for the three and six months ended June 30, 2010.  The error had no impact on the Partnership’s previously reported net cash provided by operating activities.

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated balance sheet as of June 30, 2010 (in thousands):

	Previously Reported	Adjustments	Restated
Liabilities and partners’ equity
Accrued expenses and other current liabilities	$88,469	$(6,611)	$81,858
Total current liabilities	$405,288	$(6,611)	$398,677
Total liabilities	$796,025	$(6,611)	$789,414

Partners’ equity
Common unitholders	$247,980	$4,161	$252,141
Subordinated unitholders	$(458)	$2,353	$1,895
General partner interest	$(19)	$97	$78
Total partners’ equity	$232,867	$6,611	$239,478

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of operations for the three months and six months ended June 30, 2010 (in thousands, except per unit data):

Three Months Ended June 30, 2010

	Previously Reported	Adjustments	Restated
Sales	$1,530,451	$4,250	$1,534,701
Gross profit	$27,711	$4,250	$31,961
Operating income	$3,283	$4,250	$7,533
Loss (income) before income taxes	$(1,091)	$4,250	$3,159
Net (loss) income	$(1,091)	$4,250	$3,159
General partner’s interest in net (loss) income, including incentive distribution rights	$(50)	$(57)	$(107)
Limited partners’ interest in net (loss) income	$(1,141)	$4,193	$3,052
Basic net income per limited partner unit	$(0.07)	$0.25	$0.18
Diluted net income per limited partner unit	$(0.07)	$0.25	$0.18

	Six Months Ended June 30, 2010
	Previously Reported	Adjustments	Restated
Sales	$3,492,835	$6,611	$3,499,446
Gross profit	$73,118	$6,611	$79,729
Operating income	$22,762	$6,611	$29,373
Income before income taxes	$14,324	$6,611	$20,935
Net income	$13,937	$6,611	$20,548
General partner’s interest in net income, including incentive distribution rights	$(349)	$(97)	$(446)
Limited partners’ interest in net income	$13,588	$6,514	$20,102
Basic net income per limited partner unit	$0.89	$0.43	$1.32
Diluted net income per limited partner unit	$0.88	$0.42	$1.30

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of cash flows for the six months ended June 30, 2010 (in thousands).

	Previously Reported	Adjustments	Restated
Net income	$13,937	$6,611	$20,548
Accrued expenses, all other current liabilities and other long-term liabilities	$9,864	$(6,611)	$3,253

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

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended June 30, 2010
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net income(1)	$3,159	$3,052	$107	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net income	(5,296)	(5,226)	(70)	—
Assumed allocation of net income	$3,159	$3,052	$42	$65

Denominator:
Basic weighted average limited partner units outstanding(2)		16,917
Dilutive effect of phantom units		238
Diluted weighted average limited partner units outstanding(2)		17,155

Basic net income per limited partner unit		$0.18
Diluted net income per limited partner unit		$0.18

	Three Months Ended June 30, 2009
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net income(1)	$978	$911	$67	$—

Declared distribution	$6,534	$6,372	$112	$50
Assumed allocation of undistributed net income	(5,556)	(5,461)	(95)	—
Assumed allocation of net income	$978	$911	$17	$50

Denominator:
Basic weighted average limited partner units outstanding		13,059
Dilutive effect of phantom units		297
Diluted weighted average limited partner units outstanding		13,356

Basic net income per limited partner unit		$0.07
Diluted net income per limited partner unit		$0.07

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net Income Per Limited Partner Unit (continued)

	Six Months Ended June 30, 2010
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net income(1)	$20,548	$20,102	$446	$—

Declared distribution	$16,910	$16,556	$224	$130
Assumed allocation of undistributed net income	3,638	3,546	92	—
Assumed allocation of net income	$20,548	$20,102	$316	$130

Denominator:
Basic weighted average limited partner units outstanding(2)		15,260
Dilutive effect of phantom units		236
Diluted weighted average limited partner units outstanding(2)		15,496

Basic net income per limited partner unit		$1.32
Diluted net income per limited partner unit		$1.30

	Six Months Ended June 30, 2009
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net income(1)	$19,841	$19,398	$443	$—

Declared distribution	$13,068	$12,744	$224	$100
Assumed allocation of undistributed net income	6,773	6,654	119	—
Assumed allocation of net income	$19,841	$19,398	$343	$100

Denominator:
Basic weighted average limited partner units outstanding		13,065
Dilutive effect of phantom units		208
Diluted weighted average limited partner units outstanding		13,273

Basic net income per limited partner unit		$1.48
Diluted net income per limited partner unit		$1.46

(1)             Calculation includes the effect of the public offering on March 19, 2010 (see Note 16) and, as a result, the general partner interest was reduced to 1.34% for the three months ended June 30, 2010 and, based on a weighted average, 1.61% for the six months ended June 30, 2010.  For the three and six months ended June 30, 2009, the general partner interest was 1.73%.

(2)             At June 30, 2010, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 14).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                      Comprehensive (Loss) Income

The components of comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$3,159	$978	$20,548	$19,841
Change in fair value of interest rate collars and forward starting swap	(4,879)	2,263	(7,111)	3,415
Change in pension liability	(679)	593	(558)	351
Total comprehensive (loss) income	$(2,399)	$3,834	$12,879	$23,607

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2010 and 2009 (in thousands):

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and six months ended June 30, 2010 and 2009 (in thousands):

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2010 and 2009 (in thousands):

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

Note 7.                      Debt

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

The Partnership incurs a letter of credit fee of 2.50% — 3.00% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

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

(1)          Prior to the Partnership’s public offering (see Note 16), the limited partner interest was 98.27% and the general partner interest was 1.73%.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Wholesale Segment:
Sales
Distillates	$442,595	$405,060	$1,401,852	$1,411,676
Gasoline	987,806	720,330	1,862,493	1,221,989
Residual oil	8,268	5,853	20,397	17,343
Total	$1,438,669	$1,131,243	$3,284,742	$2,651,008
Net product margin (1)
Distillates	$6,460	$13,477	$40,480	$47,330
Gasoline	23,210	12,127	31,921	23,913
Residual oil	2,434	2,294	5,290	5,114
Total	$32,104	$27,898	$77,691	$76,357
Commercial Segment:
Sales	$96,032	$69,906	$214,704	$183,096
Net product margin (1)	$2,804	$2,596	$7,722	$7,524
Combined sales and net product margin:
Sales	$1,534,701	$1,201,149	$3,499,446	$2,834,104
Net product margin (1)	$34,908	$30,494	$85,413	$83,881
Depreciation allocated to cost of sales	2,947	2,705	5,684	5,378
Combined gross profit	$31,961	$27,789	$79,729	$78,503

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Combined gross profit	$31,961	$27,789	$79,729	$78,503
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	13,891	13,299	30,469	31,374
Operating expenses	9,803	9,137	18,462	17,612
Amortization expenses	734	803	1,425	1,603
Total operating costs and expenses	24,428	23,239	50,356	50,589
Operating income	7,533	4,550	29,373	27,914
Interest expense	(4,374)	(3,422)	(8,438)	(7,198)
Income tax expense	—	(150)	(387)	(875)
Net income	$3,159	$978)	$20,548	$19,841

There were no foreign sales for the three and six months ended June 30, 2010 and 2009.  The Partnership has no foreign assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Acquisition

On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the “Warex Terminals”) for $46.0 million plus the assumption of certain environmental liabilities (see Note 13).  In addition, the Partnership purchased approximately $9.0 million of inventory in the normal course of business that was stored in the acquired terminals.  The Partnership incurred acquisition expenses of approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2010, respectively.  The Partnership financed the acquisition through its acquisition facility.  This acquisition has been accounted for as a business combination.

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

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Long-Term Incentive Plan (continued)

compensation expenses related to this phantom unit award of approximately $89,000 and $230,000 for the three months ended June 30, 2010 and 2009, respectively, and $178,000 and $460,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2010 is approximately $216,000 and is expected to be recognized over the remaining requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer, and in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.  On December 31, 2009, 16,617 common units vested under this award and were distributed, and in January 2010, the Partnership paid a cash distribution related to these units of approximately $32,000.  On June 30, 2010, 16,617 common units vested under this award, and in July 2010, the Partnership distributed these units and paid a cash distribution related to these units of approximately $48,600.

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

(Unaudited)

Note 14.               Long-Term Incentive Plan (continued)

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

Note 15.               Fair Value Measurements

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

Note 16.              Unitholders’ Equity

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

Note 17.              Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.4%	6.4%
Partnership income not subject to tax	(40.4)%	(27.1)%	(38.6)%	(36.2)%
Effective income tax rate	—%	13.3%	1.8%	4.2%

Note 18.              Legal Proceedings

General

Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations.  Except as described below and in Note 13 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it.  The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as the General Partner believes are reasonable and prudent.  However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.              New Accounting Standard

In January 2010, guidance issued by the FASB related to fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements and enhanced detail in the Level 3 reconciliation.  This guidance clarifies the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3.  The updated guidance was effective for the Partnership on January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Partnership on January 1, 2011.  The adoption had no impact on the Partnership’s consolidated financial statements.  See Note 15 for details regarding the Partnership’s assets and liabilities measured at fair value.

Note 20.              Subsequent Events

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

Note 20.              Subsequent Events (continued)

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

On May 24, 2010, Global Companies LLC (“Global”), a wholly owned subsidiary of ours, entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with ExxonMobil Oil Corporation and Exxon Mobil Corporation (collectively, “ExxonMobil Corporation”), pursuant to which Global agreed to acquire 190 Mobil branded retail gas stations in Massachusetts, Rhode Island and New Hampshire (the “Subject States”) for a purchase price of $200.0 million.  In connection with the transaction, we will assume certain environmental liabilities.  In addition, ExxonMobil Corporation has agreed to assign to Global the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  We will also enter into a long-term Brand Fee Agreement, which will entitle us to sell Mobil branded gasoline and diesel fuel in the Subject States, as well as Maine and Vermont.  We expect to close the acquisition by late in the third quarter or early fourth quarter of 2010.  See Note 20 of Notes to Consolidated Financial Statements for additional information on the transaction.

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

(2)  Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)  Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Net income	$3,159		$978		$20,548		$19,841

Net income per diluted limited partner unit (1)	$0.18		$0.07		$1.30		$1.46

EBITDA (2)	$12,058		$8,586		$37,947		$35,952

Distributable cash flow (3)	$7,111		$3,288		$28,065		$25,284

Wholesale Segment:
Volume (gallons)	682,034		682,771		1,573,066		1,721,390
Sales
Distillates	$442,595		$405,060		$1,401,852		$1,411,676
Gasoline	987,806		720,330		1,862,493		1,221,989
Residual oil	8,268		5,853		20,397		17,343
Total	$1,438,669		$1,131,243		$3,284,742		$2,651,008
Net product margin (4)
Distillates	$6,460		$13,477		$40,480		$47,330
Gasoline	23,210		12,127		31,921		23,913
Residual oil	2,434		2,294		5,290		5,114
Total	$32,104		$27,898		$77,691		$76,357
Commercial Segment:
Volume (gallons)	53,811		45,533		122,112		121,261
Sales	$96,032		$69,906		$214,704		$183,096
Net product margin (4)	$2,804		$2,596		$7,722		$7,524
Combined sales and net product margin:
Sales	$1,534,701		$1,201,149		$3,499,446		$2,834,104
Net product margin (4)	$34,908		$30,494		$85,413		$83,881
Depreciation allocated to cost of sales	2,947		2,705		5,684		5,378
Combined gross profit	$31,961		$27,789		$79,729		$78,503

Weather conditions:
Normal heating degree days	784		784		3,654		3,654
Actual heating degree days	503		716		3,127		3,693
Variance from normal heating degree days	(36%	)	(9%	)	(14%	)	1%
Variance from prior period actual heating degree days	(30%	)	(1%	)	(15%	)	7%

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation of net income to EBITDA:
Net income	$3,159	$978	$20,548	$19,841
Depreciation and amortization and amortization of deferred financing fees	4,525	4,036	8,574	8,038
Interest expense	4,374	3,422	8,438	7,198
Income tax expense	—	150	387	875
EBITDA	$12,058	$8,586	$37,947	$35,952

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$5,070	$(91,049)	$50,564	$20,181
Net changes in operating assets and liabilities and certain non-cash items	2,614	96,063	(21,442)	7,698
Interest expense	4,374	3,422	8,438	7,198
Income tax expense	—	150	387	875
EBITDA	$12,058	$8,586	$37,947	$35,952

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reconciliation of net income to distributable cash flow:
Net income	$3,159	$978	$20,548	$19,841
Depreciation and amortization and amortization of deferred financing fees	4,525	4,036	8,574	8,038
Maintenance capital expenditures	(573)	(1,726)	(1,057)	(2,595)
Distributable cash flow	$7,111	$3,288	$28,065	$25,284

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$5,070	$(91,049)	$50,564	$20,181
Net changes in operating assets and liabilities and certain non-cash items	2,614	96,063	(21,442	7,698
Maintenance capital expenditures	(573)	(1,726)	(1,057)	(2,595)
Distributable cash flow	$7,111	$3,288	$28,065	$25,284

Consolidated Results

Our total sales for the second quarter of 2010 increased by $333.6 million, or 28%, to $1,534.7 million compared to $1,201.1 million for the same period in 2009.  The increase was driven primarily by higher refined petroleum product prices for the three months ended June 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold increased by approximately 7 million gallons, or 1%, to 736 million gallons.  The increase in volume primarily includes increases of approximately 38 million gallons in gasoline and 5 million gallons in residual oil.  The overall increase in volume was offset by a 36 million gallon decrease in distillates attributable to significantly warmer temperatures during the second quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased by 30% to 503 for the three months ended June 30, 2010 compared with 716 for the same period in 2009.  Our gross profit for the second quarter of 2010 was $32.0 million, an increase of $4.2 million, or 15%, compared to $27.8 million for the same period in 2009.

Our total sales for the six months ended June 30, 2010 increased by $665.3 million, or 23%, to $3,499.4 million compared to $2,834.1 million for the same period in 2009.  The increase was driven primarily by significantly higher refined petroleum product and natural gas prices for the six months ended June 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold decreased by approximately 148 million gallons, or 8%, to 1,695 million gallons.  The decrease in volume primarily includes decreases of approximately 209 million gallons and 14 million gallons in distillates and residual oil, respectively, attributable to significantly warmer temperatures during the first six months of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased 15% to 3,127 for the six months ended June 30, 2010 compared with 3,693 for the same period in 2009.  The overall decrease in volume sold was offset by a 66 million gallon increase in gasoline.  Our gross profit for the six months ended June 30, 2010 was $79.7 million, an increase of $1.2 million, or 2%, compared to $78.5 million for the same period in 2009, due primarily to improved unit margins in gasoline, offset by a lower net product margin in distillates and warmer temperatures.

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

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2010 were $987.8 million compared to $720.3 million for the same period in 2009.  During the first six months of 2010, wholesale gasoline sales were $1,862.5 million compared to $1,222.0 million for the same period in 2009.  The increases of $267.5 million, or 37%, and $640.5 million, or 52%, were due primarily to higher gasoline prices and increases in gasoline volume sold compared to the prior periods.  The increases in gasoline volume were due to select selling opportunities and increased demand during the three and six month periods ended June 30, 2010.  Our net product margin from gasoline sales increased by $11.1 million to $23.2 million for the three months ended June 30, 2010 and by $8.0 million to $31.9 million for the six months ended June 30, 2010 compared to the same periods in 2009.  These increases were primarily attributable to improved unit margins and increases in gasoline volume sold for the three and six months ended June 30, 2010 compared to the same periods in 2009.

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

SG&A expenses decreased by $0.9 million, or 3%, to $30.5 million for the six months ended June 30, 2010 compared to $31.4 million for the same period in 2009.  The decrease was primarily due to decreases of $4.9 million in short-term incentive compensation, $0.9 million in bad debt accruals, $0.7 million in compensation cost under our long-term incentive plan and $0.4 million in pension and 401(k) expenses, offset by increases of $2.5 million in salaries, $1.4 million in professional fees, $0.8 million in bank fees, $0.3 million in costs associated with the expansion of our natural gas operations, $0.3 million in project development costs and $0.7 million in various other SG&A expenses.  The overall decrease in SG&A expenses was achieved despite an increase of $1.3 million in legal, consulting and other expenses related to the FTC’s regulatory review of our acquisition of the Warex Terminals (see Note 12 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses increased by $0.7 million, or 7%, to $9.8 million for the three months ended June 30, 2010 compared to $9.1 million for the same period in 2009.  The increase primarily represents the costs associated with the acquisition of the Warex Terminals (see Note 12 of Notes to Consolidated Financial Statements).

Operating expenses increased by $0.9 million, or 5%, to $18.5 million for the six months ended June 30, 2010 compared to $17.6 million for the same period in 2009.  The increase was primarily due to $0.7 million in expenses associated with the acquisition of the Warex Terminals (see Note 12 of Notes to Consolidated Financial Statements), $0.3 million in expenses related to our leased storage facility in Oyster Bay (Commander) New York and $0.1 million in other operating expenses, offset by a decrease $0.2 million in operating expenses at our Albany, New York terminal.

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

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $87.2 million to $382.4 million at June 30, 2010 compared to $295.2 million at December 31, 2009 as a result of the public offering discussed below.

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

On March 19, 2010, we completed a public offering of 3,910,000 common units at a price of $22.75 per common unit, which included a 510,000 common unit purchase option exercised by the underwriters.  Net proceeds were approximately $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses.  We used the net proceeds to reduce indebtedness under our credit agreement.  See Note 16 of Notes to Consolidated Financial Statements for additional information related to the public offering.

On May 24, 2010, Global entered into the Purchase Agreement with ExxonMobil Corporation, pursuant to which Global agreed to acquire 190 Mobil branded retail gas stations in the Subject States for a purchase price of $200.0 million.  In connection with the transaction, we will assume certain environmental liabilities.  In addition, ExxonMobil Corporation has agreed to assign to Global the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  We will also enter into a long-term Brand Fee Agreement, which will entitle us to sell Mobil branded gasoline and diesel fuel in the Subject States, as well as Maine and Vermont.  We expect to close the acquisition by late in the third quarter or early fourth quarter of 2010 and we currently expect to finance the purchase of the assets with borrowings under our revolving credit agreement with our bank group and/or by accessing the capital markets.  Global has deposited approximately $4.8 million in an escrow account and in August 2010, upon the completion of the due diligence period, Global will be required to make an additional deposit of $6.0 million.  Global is only entitled to the return of the deposits under limited circumstances.  See Note 20 of Notes to Consolidated Financial Statements for additional information on the transaction.

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

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $49.8 million and $3.7 million in expansion capital expenditures for the six months ended June 30, 2010 and 2009, respectively.  Specifically, for the six months ended June 30, 2010, expansion capital expenditures included approximately $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 12 of Notes to Consolidated Financial Statements).  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in costs related to our Albany, New York terminal, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $3.3 million in costs in Albany include costs related to our terminal and rail expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.

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

Net cash provided by operating activities was $50.6 million for the six months ended June 30, 2010 compared to $20.2 million for the same period in 2009, for a period-over-period increase in cash from operating activities of $30.3 million.  For the six months ended June 30, 2010, we had an increase of $0.7 million in net income compared to the six months ended June 30, 2009 and seasonal decreases of $83.1 million, $22.6 million and $40.8 million in accounts receivable, inventories and accounts payable, respectively.  Comparatively, for the six months ended June 30, 2009, we had seasonal decreases of $57.6 million and $87.6 million in accounts receivable and accounts payable, respectively, and an increase in inventories of $129.0 million due to favorable market conditions in which we elected to use our storage capacity to carry increased inventories.

The overall increase in cash provided by operating activities was offset by the period-over-period change in the fair value of forward fixed price contracts of approximately $176.2 million.  Specifically, the contracts supporting our forward fixed price hedge program required margin payments of $16.7 million to the NYMEX due to market direction in the six months ended June 30, 2010, while for the six months ended June 30, 2009, similar hedging activity provided funds from the NYMEX of $159.5 million.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories.

Net cash used in investing activities was $50.8 million for the six months ended June 30, 2010 compared to $6.3 million for the same period in 2009, and included $1.0 million in maintenance capital expenditures and $49.8 million in expansion capital expenditures.  The $49.8 million included $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 12 of Notes to Consolidated Financial Statements).  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in costs related to our terminal and rail expansion project in Albany, New York, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures.  The $3.3 million in costs in Albany include a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.  Comparatively, for the six months ended June 30, 2009, net cash used in investing activities included $2.6 million in maintenance capital expenditures and $3.7 million in expansion capital expenditures ($2.7 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.8 million in additional terminal equipment at the Providence, Rhode Island terminal and $0.2 million in automation costs at our leased storage facility in Long Island, New York).

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2010 compared to net cash used in financing activities of $11.9 million for the same period in 2009, and included $84.6 million in net proceeds from our public offering, offset by net payments on our credit facilities of $65.4 million, $14.9 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP.  Comparatively, for the six months ended June 30, 2009, net cash used in financing activities included $13.1 million in cash distributions to our common and subordinated unitholders and our general partner and $1.3 million in the repurchases of common units held on our behalf pursuant to our Repurchase Program and for satisfaction of our General Partner’s Obligations (as defined in Note 14 of Notes to Consolidated Financial Statements), offset by $2.5 million in net proceeds on our credit facilities.

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

Subsequent to the quarter ended June 30, 2010, following a change in the billing protocol for a certain type of sales transaction for a specific customer, management discovered that fuel tax credits associated with such sales transactions had not been properly recorded.  This coding error resulted in our sales and net income being understated and accrued tax liability being overstated as of and for the three and six months ended June 30, 2010.  As a result, management and the Audit Committee of our general partner made the decision to restate our consolidated financial statements as of and for the period ended June 30, 2010. The Partnership has primary as well as secondary controls in place, and documented, with respect to state and federal fuel taxes.  The Partnership discovered the error during a normal course control procedure.  The error was limited to one particular type of sales transaction (i.e., not a systemic issue).  The impact was limited to two offsetting entries:  the tax liability account and sales account.  The Partnership believes that: (1) bills to this customer were accurate in the course of the affected period, and no other customers were affected by the error, (2) the error did not cause an under/overpayment of taxes, and (3) there was no impact on previously reported net cash provided by operating activities.  Management has determined that the error did not rise to the level of a material weakness.  The error, which resulted from a unique set of invoicing circumstances for a particular customer, did expose a significant deficiency.  The Partnership’s existing internal control framework has been supplemented with an enhanced control process in relation to any new large, unique, or abnormal sales contracts.  After re-evaluating our disclosure controls and procedures in light of the error and resulting deficiency described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in Note 13 in this Quarterly Report on Form 10-Q, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

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

Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

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

Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

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