Form 10-Q
period 2010-09-30
GLOBAL PARTNERS LP
filed 2010-11-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The issuer had 11,338,139 common units and 5,642,424 subordinated units outstanding as of November 1, 2010.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,592	$662
Accounts receivable, net	304,007	335,912
Accounts receivable—affiliates	1,313	1,565
Inventories	531,782	465,923
Brokerage margin deposits	10,493	18,059
Fair value of forward fixed price contracts	13,268	3,089
Prepaid expenses and other current assets	56,640	37,648
Total current assets	922,095	862,858

Property and equipment, net	417,019	159,292
Intangible assets, net	45,461	28,557
Other assets	12,630	1,996
Total assets	$1,397,205	$1,052,703

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$243,415	$243,449
Working capital revolving credit facility—current portion	185,273	221,711
Environmental liabilities—current portion	5,684	3,296
Accrued expenses and other current liabilities	78,088	77,604
Income taxes payable	—	461
Obligations on forward fixed price contracts and other derivatives	21,414	21,114
Total current liabilities	533,874	567,635

Working capital revolving credit facility—less current portion	280,427	240,889
Revolving credit facility	300,000	71,200
Environmental liabilities—less current portion	31,199	2,254
Accrued pension benefit cost	1,657	2,751
Deferred compensation	2,156	1,840
Other long-term liabilities	19,298	8,714
Total liabilities	1,168,611	895,283

Partners’ equity
Common unitholders (11,338,139 units issued and 11,291,312 outstanding at September 30, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	247,060	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at September 30, 2010 and December 31, 2009)	(675)	(713)
General partner interest (230,303 equivalent units outstanding at September 30, 2010 and December 31, 2009)	(27)	(29)
Accumulated other comprehensive loss	(17,764)	(6,967)
Total partners’ equity	228,594	157,420
Total liabilities and partners’ equity	$1,397,205	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$1,546,839	$1,285,331	$5,046,285	$4,119,435
Cost of sales	1,511,744	1,256,058	4,931,461	4,011,659
Gross profit	35,095	29,273	114,824	107,776

Costs and operating expenses:
Selling, general and administrative expenses	17,246	13,859	47,715	45,233
Operating expenses	10,405	8,666	28,867	26,278
Amortization expenses	1,005	747	2,430	2,350
Total costs and operating expenses	28,656	23,272	79,012	73,861

Operating income	6,439	6,001	35,812	33,915

Interest expense	(5,888)	(3,742)	(14,326)	(10,940)

Income before income tax expense	551	2,259	21,486	22,975

Income tax expense	—	(200)	(387)	(1,075)

Net income	551	2,059	21,099	21,900

Less: General partner’s interest in net income, including incentive distribution rights	(72)	(86)	(518)	(529)

Limited partners’ interest in net income	$479	$1,973	$20,581	$21,371

Basic net income per limited partner unit	$0.03	$0.15	$1.30	$1.64

Diluted net income per limited partner unit	$0.03	$0.15	$1.28	$1.60

Basic weighted average limited partner units outstanding	16,934	12,979	15,824	13,037

Diluted weighted average limited partner units outstanding	17,180	13,304	16,075	13,334

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$21,099	$21,900
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,733	11,149
Amortization of deferred financing fees	1,928	868
Disposition of property and equipment and other	(8)	1
Bad debt expense	370	1,520
Stock-based compensation expense	76	1,580
Changes in operating assets and liabilities:
Accounts receivable	31,535	52,354
Accounts receivable — affiliate	252	(2,203)
Inventories	(65,859)	(179,955)
Broker margin deposits	7,566	8,986
Prepaid expenses, all other current assets and other assets	(30,738)	(7,673)
Accounts payable	(34)	(54,037)
Income taxes payable	(1,356)	(471)
Change in fair value of forward fixed price contracts	(9,880)	162,024
Accrued expenses, all other current liabilities and other long-term liabilities	(642)	9,735
Net cash (used in) provided by operating activities	(32,958)	25,778

Cash flows from investing activities
Acquisitions	(248,359)	—
Capital expenditures	(7,544)	(8,024)
Proceeds from sale of property and equipment	47	2
Net cash used in investing activities	(255,856)	(8,022)

Cash flows from financing activities
Proceeds from public offering, net	84,584	—
Borrowings from credit facilities, net	231,900	5,400
Repurchase of common units	—	(3,464)
Repurchased units withheld for tax obligations	(404)	(386)
Distributions to partners	(23,336)	(19,567)
Net cash provided by (used in) financing activities	292,744	(18,017)

Increase (decrease) in cash and cash equivalents	3,930	(261)
Cash and cash equivalents at beginning of period	662	945
Cash and cash equivalents at end of period	$4,592	$684

Supplemental information
Cash paid during the period for interest	$14,017	$10,997

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offering, net	84,584	—	—	—	84,584
Stock-based compensation	76	—	—	—	76
Distributions to partners	(14,567)	(8,253)	(516)	—	(23,336)
Phantom unit dividends	(48)	—	—	—	(48)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	12,290	8,291	518	—	21,099
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	(10,885)	(10,885)
Change in pension liability	—	—	—	88	88
Total comprehensive income	—	—	—	—	10,302
Balance at September 30, 2010	$247,060	$(675)	$(27)	$(17,764)	$228,594

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization and Recent Events

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and small amounts of natural gas and provides ancillary services to companies.  The Partnership also receives revenue from retail sales of gasoline, convenience store sales and rental income from gasoline stations.

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

On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities.  See Note 11 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Acquisition” for additional information related to the acquisition.

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

The Partnership’s 1.34% general partner interest (reduced from 1.73% following the Partnership’s public offering discussed above and in Note 15) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  As of September 30, 2010, affiliates of the General Partner, including its directors and executive officers, own 241,141 common units and 5,642,424 subordinated units, representing a combined 34.2% limited partner interest.

Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2010.  The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gasoline sales	69%	68%	58%	51%
Distillate sales: home heating oil, diesel and kerosene	26%	27%	37%	44%
Residual oil sales	5%	5%	5%	5%
	100%	100%	100%	100%

The Partnership had one customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 22% and 27% of total sales for the three months ended September 30, 2010, and 2009, respectively and approximately 20% and 22% of total sales for the nine months ended September 30, 2010 and 2009, respectively.

Note 2.                      Net Income Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.

On April 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2010 through March 31, 2010.  On July 21, 2010, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2010 through June 30, 2010.  On October 20, 2010, the board declared a quarterly cash distribution of $0.4950 per unit for the period from July 1, 2010 through September 30, 2010.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target distribution with respect to such IDRs.  See Note 9, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

	Three Months Ended September 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (1)	$551	$479	$72	$—

Declared distribution	$8,603	$8,405	$114	$84
Assumed allocation of undistributed net income	(8,052)	(7,926)	(126)	—
Assumed allocation of net income	$551	$479	$(12)	$84

Denominator:
Basic weighted average limited partner units outstanding(2)		16,934
Dilutive effect of phantom units		246
Diluted weighted average limited partner units outstanding(2)		17,180

Basic net income per limited partner unit		$0.03
Diluted net income per limited partner unit		$0.03

	Three Months Ended September 30, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$2,059	$1,973	$86	$—

Declared distribution	$6,483	$6,321	$112	$50
Assumed allocation of undistributed net income	(4,424)	(4,348)	(76)	—
Assumed allocation of net income	$2,059	$1,973	$36	$50

Denominator:
Basic weighted average limited partner units outstanding		12,979
Dilutive effect of phantom units		325
Diluted weighted average limited partner units outstanding		13,304

Basic net income per limited partner unit		$0.15
Diluted net income per limited partner unit		$0.15

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income Per Limited Partner Unit (continued)

	Nine Months Ended September 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$21,099	$20,581	$518	$—

Declared distribution	$25,513	$24,961	$338	$214
Assumed allocation of undistributed net income	(4,414)	(4,380)	(34)	—
Assumed allocation of net income	$21,099	$20,581	$304	$214

Denominator:
Basic weighted average limited partner units outstanding(2)		15,824
Dilutive effect of phantom units		251
Diluted weighted average limited partner units outstanding(2)		16,075

Basic net income per limited partner unit		$1.30
Diluted net income per limited partner unit		$1.28

	Nine Months Ended September 30, 2009
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income(1)	$21,900	$21,371	$529	$—

Declared distribution	$19,522	$19,036	$336	$150
Assumed allocation of undistributed net income	2,378	2,335	43	—
Assumed allocation of net income	$21,900	$21,371	$379	$150

Denominator:
Basic weighted average limited partner units outstanding		13,037
Dilutive effect of phantom units		297
Diluted weighted average limited partner units outstanding		13,334

Basic net income per limited partner unit		$1.64
Diluted net income per limited partner unit		$1.60

(1)             Calculation includes the effect of the public offering on March 19, 2010 (see Note 15) and, as a result, the general partner interest was reduced to 1.34% for the three months ended September 30, 2010 and, based on a weighted average, 1.60% for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2009, the general partner interest was 1.73%.

(2)             At September 30, 2010, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Comprehensive (Loss) Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$551	$2,059	$21,099	$21,900
Change in fair value of interest rate collars and forward starting swap	(3,774)	(674)	(10,885)	2,741
Change in pension liability	646	696	88	1,047
Total comprehensive (loss) income	$(2,577)	$2,081	$10,302	$25,688

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

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Distillates: home heating oil, diesel and kerosene	$366,383	$339,737
Residual oil	51,055	39,787
Gasoline	81,484	64,645
Blend stock	32,860	21,754
Total	$531,782	$465,923

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $44.3 million and $22.9 million at September 30, 2010 and December 31, 2009, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $41.3 million and $10.2 million at September 30, 2010 and December 31, 2009, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at September 30, 2010:

	Units(1)	Unit of Measure
Oil Contracts
Long	15,516	Thousands of barrels
Short	(20,537)	Thousands of barrels

Natural Gas Contracts
Long	21,914	Thousands of decatherms
Short	(21,914)	Thousands of decatherms

Interest Rate Collars	$200	Millions of dollars

Forward Starting Swap	$100	Millions of dollars

(1)             Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three and nine months ended September 30, 2010 and 2009.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three and nine months ended September 30, 2010 and 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at September 30, 2010 and December 31, 2009 (in thousands):

		September 30,	December 31,
	Balance Sheet	2010	2009
Asset Derivatives	Location (Net)	Fair Value	Fair Value

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(2)	$5,215	$4,085

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(2)	14,510	11,067

Total asset derivatives		$19,725	$15,152

Liability Derivatives

Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(3)	$15,089	$23,030

Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(3)	14,382	10,805

Total liability derivatives		$29,471	$33,835

(1)      Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at September 30, 2010 and December 31, 2009.

(2)      Fair value of forward fixed price contracts and prepaid expenses and other current assets

(3)      Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives in Fair Value	Recognized in	September 30,		September 30,
Hedging Relationships	Income on Derivative	2010	2009	2010	2009

Oil product contracts	Cost of sales	$(34,725)	$(876)	$7,478	$(200,478)

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Hedged Items in Fair Value	Recognized in	September 30,		September 30,
Hedged Relationships	Income on Hedged Items	2010	2009	2010	2009

Inventories and forward fixed price contracts	Cost of sales	$34,811	$879	$(7,494)	$201,126

The Partnership’s derivative financial instruments do not contain credit risk related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	September 30, 2010	December 31, 2009
Futures contracts	$(7,443)	$(14,605)
Swaps and other, net	(703)	(3,420)
Total	$(8,146)	$(18,025)

The total balances of $8.1 million and $18.0 million reflect the fair value of the forward fixed price contract liability net of the corresponding asset in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $10.5 million and $18.1 million at September 30, 2010 and December 31, 2009, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange (“NYMEX”) derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is presented on a net basis in the consolidated balance sheets.  Exposure on forward purchase and sale commitments, swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

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

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of September 30, 2010, the three-month LIBOR rate of 0.38% was lower than the floor rate.  As a result, in October 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $431,000 and, at September 30, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  The fair values of the first collar, excluding accrued interest, were liabilities of approximately $2.1 million and $3.9 million as of September 30, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of September 30, 2010, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in October 2010, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $197,000 and, at September 30, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the second collar, excluding accrued interest, were liabilities of approximately $5.8 million and $3.2 million as of September 30, 2010 and December 31, 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.

In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  The fair value of the swap was a liability of approximately $9.9 million as of September 30, 2010 and was recorded in other long-term liabilities in the accompanying consolidated balance sheets.  The fair value of the swap was an asset of approximately $80,000 as of December 31, 2009 and was recorded in other long-term assets in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at September 30, 2010 and December 31, 2009 (in thousands):

		September 30,	December 31,
Derivatives Designated as	Balance Sheet	2010	2009
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Forward starting swap	Other assets	$—	$80

Liability derivatives
Interest rate collars	Other long-term liabilities	$7,920	$7,047
Forward starting swap	Other long-term liabilities	9,931	—
Total liability derivatives		$17,851	$7,047

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and nine months ended September 30, 2010 and 2009 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Cash Flow	September 30,		September 30,		September 30,		September 30,
Hedging Relationship	2010	2009	2010	2009	2010	2009	2010	2009

Interest rate collars	$(343)	$(674)	$—	$—	$(872)	$2,741	$—	$—
Forward starting swap	(3,431)	—	—	—	(10,013)	—	—	—
Total	$(3,774)	$(674)	$—	$—	$(10,885)	$2,741	$—	$—

Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the three and nine months ended September 30, 2010 and 2009.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.5 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and $4.5 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Income on	September 30,		September 30,
Hedging Instruments	Derivatives	2010	2009	2010	2009

Oil product contracts	Cost of sales	$1,828	$2,402	$2,959	$8,154

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt

On August 18, 2010, the Partnership entered into a First Amendment to Amended and Restated Credit Agreement which amended the Amended and Restated Credit Agreement dated May 14, 2010 (as amended the “Credit Agreement”).  In accordance with the Credit Agreement and in connection with the acquisition of retail gas stations and supply rights from ExxonMobil (see Note 11), the Partnership requested, and certain lenders under the Credit Agreement agreed to, an increase in the revolving credit facility in an amount equal to $200.0 million for a total credit facility of up to $1.15 billion.  The Credit Agreement will mature on May 14, 2014.

There are two facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $800.0 million; and

•              a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $200.0 million, for a total credit facility of up to $1.35 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and the revolving credit facility may not be increased by more than $50.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.15 billion.

Availability under the Partnership’s working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Credit Agreement, the Partnership’s borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under the Partnership’s borrowing base may be affected by events beyond the Partnership’s control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

During the period from January 1, 2009 through May 13, 2010, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio under the previous credit agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt (continued)

Commencing May 14, 2010, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Utilization Amount (as defined in the Credit Agreement).

During the period from May 14, 2010 through September 7, 2010, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the Credit Agreement, which in turn depended upon the Combined Senior Secured Leverage Ratio (as defined in the Credit Agreement).  Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 4.1% and 3.5% for the three months ended September 30, 2010 and 2009, respectively, and 3.8% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.

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

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $280.4 million and $240.9 million at September 30, 2010 and December 31, 2009, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $185.3 million and $221.7 million at September 30, 2010 and December 31, 2009, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of September 30, 2010, the Partnership had total borrowings outstanding under the Credit Agreement of $765.7 million, including $300.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $46.5 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at September 30, 2010 and December 31, 2009 was $337.8 million and $211.2 million, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner.  The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2010.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  Under the Credit Agreement, the clean down requirement of the previous credit agreement was eliminated.

The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s available cash (as defined in its partnership agreement).

The lending group under the Credit Agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Radobank Nederland” New York Branch; Sovereign Bank (Santander Group); Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$53	$325	$160	$975
Interest cost	163	230	490	687
Expected return on plan assets	(169)	(161)	(509)	(482)
Recognized net actuarial loss	—	48	—	144
Net periodic benefit cost	$47	$442	$141	$1,324

Effective December 31, 2009, the General Partner’s qualified pension plan (the “Plan”) was amended to freeze participation in and benefit accruals under the Plan.  Primarily for this reason, the net periodic benefit cost decreased by approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through July 2014 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $6.5 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $21,900 and $18,500 for the three months ended September 30, 2010 and 2009, respectively, and approximately $65,600 and $55,000 for the nine months ended September 30, 2010 and 2009, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time after January 1, 2009.  As of September 30, 2010, no such notice of termination was given by either party.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $49,000 and $95,500 for the three months ended September 30, 2010 and 2009, respectively, and $147,000 and $286,500 for the nine months ended September 30, 2010 and 2009, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement extends through January 1, 2011.

On May 12, 2010, the Partnership and Alliance entered into a letter agreement with respect to shared services for the year ending December 31, 2010, pursuant to which the Partnership will provide information technology infrastructure to Alliance for $106,000 for the year in addition to production and project support and routine information technology maintenance at a rate of $100.00 an hour.  Also for the year ending December 31, 2010, the Partnership will provide limited legal services to Alliance for $75,000 and limited accounting, treasury, tax and human resources support for $15,000.  The income from these services was approximately $50,000 and $85,000 for the three and nine months ended September 30, 2010, respectively.

The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $4.1 million and $5.7 million for the three months ended September 30, 2010 and 2009, respectively, and $17.6 million and $12.3 million for the nine months ended September 30, 2010 and 2009, respectively.

In addition, the Global Companies LLC and Global Montello Group Corp., wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil.  The expenses for the management fee and overhead reimbursement were approximately $125,000 and $132,000, respectively, through September 30, 2010.  See Note 11 and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition.”

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended September 30, 2010 and 2009, including payroll, payroll taxes and bonus accruals, were $8.8 million and $9.2 million, respectively, and $28.6 million and $29.1 million for the nine months ended September 30, 2010 and 2009, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2010	2009
Receivables from Alliance	$464	$838
Receivables from GPC	126	251
Receivables from the General Partner (1)	723	476
Total	$1,313	$1,565

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Cash Distributions (continued)

The Partnership paid the following cash distribution during 2010 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/12/10 (1)(2)	$0.4875	$3,621	$2,751	$112	$ 50	$ 6,534
05/14/10 (2)	$0.4875	$5,527	$2,751	$112	$ 65	$ 8,455
08/13/10 (2)	$0.4875	$5,527	$2,751	$112	$ 65	$ 8,455

(1)          Prior to the Partnership’s public offering (see Note 15), the limited partner interest was 98.27% and the general partner interest was 1.73%.

(2)          This distribution of $0.4875 per unit resulted in the Partnership exceeding its first target distribution for the fourth quarter of 2009 and the first and second quarters of 2010.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 20, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4950 per unit for the period from July 1, 2010 through September 30, 2010 ($1.98 per unit on an annualized basis).  On November 12, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 3, 2010.  This distribution will result in the Partnership exceeding its first target distribution for the quarter ended September 30, 2010.

Note 10.               Segment Reporting

The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose business is organized within two reporting segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the Wholesale segment, the Partnership sells gasoline, home heating oil, diesel, kerosene and residual oil to unbranded and branded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas to end user customers in the public sector and to large commercial and industrial end user customers, either through a competitive bidding process or through contracts of various terms, (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity, and (3) sales of branded gasoline to end users.  Commercial segment end user customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities, a limited group of small utilities and gasoline customers at gasoline stations.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

(Unaudited)

Note 10.               Segment Reporting (continued)

Partnership’s assets, it is not reasonably possible for the Partnership to allocate assets between operating segments.  There were no intersegment sales for any of the periods presented below.

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Wholesale Segment:
Sales
Distillates	$376,878	$329,362	$1,778,730	$1,741,038
Gasoline	1,066,764	871,770	2,929,257	2,093,759
Residual oil	8,505	6,594	28,902	23,937
Total	$1,452,147	$1,207,726	$4,736,889	$3,858,734
Net product margin (1)
Distillates	$18,440	$15,456	$58,920	$62,786
Gasoline	16,412	10,999	48,333	34,912
Residual oil	1,864	1,814	7,154	6,928
Total	$36,716	$28,269	$114,407	$104,626
Commercial Segment:
Sales	$94,692	$77,605	$309,396	$260,701
Net product margin (1)	$2,318	$3,717	$10,040	$11,241
Combined sales and net product margin:
Sales	$1,546,839	$1,285,331	$5,046,285	$4,119,435
Net product margin (1)	$39,034	$31,986	$124,447	$115,867
Depreciation allocated to cost of sales	3,939	2,713	9,623	8,091
Combined gross profit	$35,095	$29,273	$114,824	$107,776

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Combined gross profit	$35,095	$29,273	$114,824	$107,776
Operating costs and expenses not allocated to reportable segments:
Selling, general and administrative expenses	17,246	13,859	47,715	45,233
Operating expenses	10,405	8,666	28,867	26,278
Amortization expenses	1,005	747	2,430	2,350
Total operating costs and expenses	28,656	23,272	79,012	73,861
Operating income	6,439	6,001	35,812	33,915
Interest expense	(5,888)	(3,742)	(14,326)	(10,940)
Income tax expense	—	(200)	(387)	(1,075)
Net income	$551	$2,059	$21,099	$21,900

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

There were no foreign sales for the three and nine months ended September 30, 2010 and 2009.  The Partnership has no foreign assets.

Note 11.               Acquisitions

Retail Gas Stations and Supply Rights — On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (see Note 12).  The Partnership acquired 190 Mobil branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island (the “Subject States”).  Of the 190 stations, 42 are directly operated by Alliance and 148 are dealer operated subject to existing franchise agreements assigned to and assumed by the Partnership.  Additionally, the Partnership acquired the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in the Subject States.  The Partnership outsourced the day-to-day management and operations of these 221 locations to Alliance, an experienced retail operator.  Because this acquisition was completed late in the third quarter of 2010, the results of the acquisition were immaterial to the Partnership’s consolidated financials statements for the three and nine months ended September 30, 2010.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition,” for additional information on the transaction.

In connection with this acquisition, the Partnership incurred expenses of approximately $1.1 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.  The Partnership also incurred approximately $0.6 million in operating expenses for the three and nine months ended September 30, 2010 which are included in operating expenses in the accompanying statements of income.  The Partnership financed the acquisition through borrowings under its credit facility.  This acquisition was accounted for as a business combination.

The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the environmental liabilities assumed.  The final allocation for this acquisition may be different from the preliminary estimates presented below.  The impact of any adjustments to the final allocation is not expected to be material.  The following table presents the preliminary allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings and improvements	$57,831
Land	117,808
Fixtures and equipment	44,974
Intangibles	11,700
Total assets purchased	232,313
Less environmental liabilities assumed	(30,000)
Total cash consideration	$202,313

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Acquisitions (continued)

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Supply contracts	$11,700	$(195)	$11,505	5 years

Amortization expense was approximately $195,000 for the three and nine months ended September 30, 2010.

Warex Terminals — On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the “Warex Terminals”) for cash consideration of $46.0 million plus the assumption of certain environmental liabilities (see Note 12).  In addition, the Partnership purchased approximately $9.0 million of inventory in the normal course of business that was stored in the acquired terminals.  The Partnership incurred no selling, general and administrative expenses for the three months ended September 30, 2010 and approximately $1.4 million for the nine months ended September 30, 2010 which are included in the accompanying statements of income.  The Partnership also incurred approximately $0.7 million and $1.4 million in operating expenses for the three and nine months ended September 30, 2010, respectively, which are included in operating expenses in the accompanying statements of income.  The Partnership financed the acquisition through its revolving credit facility.  This acquisition was accounted for as a business combination pursuant to accounting guidance related to business combinations.

The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the environmental liabilities assumed.  The final allocation for this acquisition may be different from the preliminary estimates presented below.  The impact of any adjustments to the final allocation is not expected to be material.  The following table presents the preliminary allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634
Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)
Total cash consideration	$46,046

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships	$6,524	$(145)	$6,379	15 years
Supply contracts	1,110	(25)	1,085	15 years
Total intangible assets	$7,634	$(170)	$7,464

Amortization expense was approximately $127,000 and $170,000 for the three and nine months ended September 30, 2010, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Acquisitions (continued)

Valuation of Intangible Assets — The estimated purchase price for each of the above acquisitions has been allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that uses information and assumptions provided by management.

As part of the preliminary purchase price allocations, identifiable intangible assets include supply contracts and, in the case of Warex, customer relationships.  The Partnership primarily used the income approach to value the existing other intangibles.  This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership expects to amortize these intangible assets on a straight-line basis over their estimated useful lives using a consistent method that is based on estimated cash flows.

The estimated remaining amortization expense for intangible assets acquired in 2010 for each of the five succeeding years and thereafter is as follows (in thousands):

2010	$712
2011	2,849
2012	2,849
2013	2,849
2014	2,849
Thereafter	6,861
Total	$18,969

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Environmental Liabilities (continued)

In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil, the Partnership assumed certain environmental liabilities with respect to the Acquired Sites (as defined in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition”).  The assumed environmental liabilities include on-going environmental remediation at approximately 70 of the Acquired Sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million, which was recorded as a long-term liability in the accompanying consolidated balance sheet at September 30, 2010.

In connection with the June 2010 acquisition of the Warex Terminals, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million, which was recorded as a long-term liability in the accompanying consolidated balance sheet at September 30, 2010.  The Partnership does not believe that completion of the ongoing remediation efforts will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.7 million was paid by the Partnership as of September 30, 2010.  The remaining liability of $0.5 million was recorded as a current liability of $0.4 million and a long-term liability of $0.1 million in the accompanying consolidated balance sheet at September 30, 2010.  The Partnership has implemented the remedial action plans and does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  At September 30, 2010, this liability had a balance of $4.9 million which was recorded as a current liability of $2.9 million and a long-term liability of $2.0 million in the accompanying consolidated balance sheet.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Environmental Liabilities (continued)

In connection with the 2006 acquisition of its Macungie, Pennsylvania terminal (the “Global Macungie Terminal”), the Partnership assumed certain existing environmental liabilities at the terminal.  The Partnership did not accrue for these contingencies as it believes that the aggregate amount of these liabilities cannot be reasonably estimated at this time.  The Partnership also executed an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency, Region III (“EPA, Region III”) requiring certain investigatory activities at the Global Macungie Terminal.  The Partnership believes that the investigatory activities required by the AOC have been completed, and a final report concerning these investigatory activities has been submitted.  In accordance with the AOC, the Partnership requested that EPA, Region III issue a Notice of Completion with respect to the AOC.  On October 5, 2010, EPA, Region III issued a Notice of Completion stating that all work required by the AOC has been completed.

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

The Partnership recorded compensation expenses with respect to these awards of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to these awards was fully recognized as of December 31, 2009.  In March 2010, the Partnership distributed 62,620 common units in settlement of this award, and in April 2010, the Partnership paid approximately $305,000 in associated DERs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Long-Term Incentive Plan (continued)

Three-Year Phantom Units

On December 31, 2008, the Compensation Committee of the board of directors of the General Partner granted 99,700 phantom units to a named executive officer, including a contingent right to receive an amount in cash equal to the number of phantom units multiplied by the cash distribution per common unit made by the Partnership from time to time during the period the phantom units are outstanding.  The phantom units, which are subject to graded vesting, vest in six equal installments on June 30 and December 31 of each year commencing June 30, 2009.  Compensation expense related to these phantom units is recognized using the accelerated attribution method.  The Partnership recorded compensation expenses related to this phantom unit award of approximately $58,000 and $136,000 for the three months ended September 30, 2010 and 2009, respectively, and $236,000 and $596,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2010 is approximately $158,000 and is expected to be recognized over the remaining requisite service period.  On June 30, 2009, 16,617 common units vested under this award and were distributed to the named executive officer, and in July 2009, the Partnership paid a cash distribution related to these units of approximately $8,000.  On December 31, 2009, 16,617 common units vested under this award and were distributed, and in January 2010, the Partnership paid a cash distribution related to these units of approximately $32,000.  On June 30, 2010, 16,617 common units vested under this award, and in July 2010, the Partnership distributed these units and paid a cash distribution related to these units of approximately $48,600.

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

The fair value of the award at the February 5, 2009 grant date approximated the fair value of the Partnership’s common units at that date, reduced by the present value of the distributions stream on the equivalent number of common units over the derived service period.  Compensation cost is recognized ratably over the derived service period which was determined for each tranche using the Monte Carlo simulation model.  The derived service period of the award was assessed using expected volatility which was estimated based on historical volatility of the Partnership’s common units.  The Partnership recorded compensation expenses related to this phantom unit award of approximately $39,000 and $337,000 for the three months ended September 30, 2010 and 2009, respectively, and $117,000 and $420,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2010 is approximately $510,000 and is expected to be recognized ratably over the remaining derived service period.

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

The Partnership will recognize as compensation expense the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  The Partnership recorded compensation expenses related to this phantom unit award of approximately $27,000 for the three and nine months ended September 30, 2010.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2010 is approximately $55,000 and is expected to be recognized ratably over the remaining requisite service period.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of assisting it in meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to spend up to $6.6 million to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Through September 30, 2010, the General Partner repurchased 195,291 common units pursuant to the Repurchase Program for approximately $4.0 million, of which 62,620 phantom units vested under the “Long-Term Incentive Plan,” 49,851 phantom units vested under the “Three-Year Phantom Units” award and 69,444 phantom units vested under the “Five-Year Phantom Units” award.

At September 30, 2010 and December 31, 2009, common units outstanding excluded 46,827 and 47,143 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Fair Value as of September 30, 2010				Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$533,705	$—	$533,705	$—	$472,533	$—	$472,533	$—
Fair value of forward fixed price contracts	13,268	—	13,268	—	3,089	—	3,089	—
Swap agreements and options	162	100	62	—	3,009	2,966	43	—
Forward starting swap	—	—	—	—	80	—	80	—
Total assets	$547,135	$100	$547,035	$—	$478,711	$2,966	$475,745	$—

Liabilities:
Obligations on forward fixed price contracts	$(21,414)	$—	$(21,414)	$—	$(21,114)	$—	$(21,114)	$—
Swap agreements and option contracts	(1,746)	(100)	(1,646)	—	(3,669)	(118)	(3,551)	—
Interest rate collars and forward starting swap	(17,851)	—	(17,851)	—	(7,047)	—	(7,047)	—
Total liabilities	$(41,011)	$(100)	$(40,911)	$—	$(31,830)	$(118)	$(31,712)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collars and forward starting swap.  The Partnership has not changed its valuation techniques or inputs during the three and nine month periods ended September 30, 2010.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 11 for acquired assets and liabilities measured on a non-recurring basis in the current period.  There were no other remeasured assets or liabilities at fair value on a non-recurring basis during the quarter ended September 30, 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Fair Value Measurements (continued)

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of September 30, 2010 and December 31, 2009, in each case due to the short-term and the variable interest rate nature of the financial instruments.

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

Note 16.               Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Buildings, docks, terminal facilities and improvements	$249,069	$153,954
Land	148,417	26,110
Fixtures, equipment and automobiles	55,288	8,866
Construction in process	9,124	5,028
Total property and equipment	461,898	193,958
Less accumulated depreciation	(44,879)	(34,666)
Total	$417,019	$159,292

The net increase of approximately $257.7 million in total property and equipment was primarily due to the Partnership’s acquisitions of retail gas stations from ExxonMobil and the terminal acquisition from Warex (see Note 11).

Note 17.               Income Taxes

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.4%	6.4%
Partnership income not subject to tax	(40.4)%	(31.5)%	(38.6)%	(35.7)%
Effective income tax rate	—%	8.9%	1.8%	4.7%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other

Certain of the Partnership’s employees at its terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  The Partnership has negotiated a new collective bargaining agreement, in principle, with a newly-elected union representing these employees.  The Partnership does not believe the results of these negotiations will have a material adverse effect on its operations.

Certain of the Partnership’s employees at its terminals in Albany and Newburgh, New York acquired from ExxonMobil in 2007 are employed under a collective bargaining agreement that expired in May, 2010.  The Partnership has negotiated a new collective bargaining agreement, in principle, with the incumbent union.  The Partnership does not believe the results of these negotiations will have a material adverse effect on its operations.

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

Note 20.               Subsequent Event

The Partnership evaluated all events or transactions that occurred through the date the Partnership issued its financial statements.  Except as described below, no material subsequent events have occurred since September 30, 2010 that required recognition or disclosure in the accompanying financial statements.

On October 20, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4950 per unit ($1.98 per unit on an annualized basis) for the period from July 1, 2010 through September 30, 2010.  On November 12, 2010, the Partnership will pay this cash distribution to its common and subordinated unitholders of record as of the close of business November 3, 2010.

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

•              Erosion of the value of the Mobil brand could adversely affect our gasoline sales and customer traffic, which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•              Our gas station and convenience store business could expose us to an increase in consumer litigation.  An unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•              Our gasoline sales could be significantly reduced by a reduction in demand due to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.  A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•              Changes to government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•              Warmer weather conditions could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

•              Our risk management policies cannot eliminate all commodity risk.  In addition, any noncompliance with our risk management policies could result in significant financial losses.

•              Our results of operations are influenced by the overall forward market for refined petroleum products.

•              Increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

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

•              A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently, which could have a negative impact on our operating results and reduce our ability to make distributions to our unitholders.

•              We are exposed to performance risk in our supply chain.

•              Our retail gasoline business is subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such business.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene) and residual oil to wholesalers, retailers and commercial customers in the New England states and New York.  In addition, we own and supply fuel to 190 Mobil branded retail gas stations in New England and supply Mobil branded fuel to 31 independently-owned stations in New England.  We also receive revenue from retail sales of gasoline, convenience stores sales and rental income from gasoline stations.  For the three and nine months ended September 30, 2010, we sold approximately $1.5 billion and $5.0 billion, respectively, of refined petroleum products and small amounts of natural gas.

We purchase our refined petroleum products primarily from domestic and foreign refiners (wholesalers), traders and producers and sell these products in two reporting segments, Wholesale and Commercial.  Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the NYMEX or other derivatives to hedge our commodity risk inherent in buying and selling energy commodities.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

Acquisition

On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million (the “Acquisition”), plus the assumption of certain environmental liabilities (See Note 12 of Notes to Consolidated Financial Statements).

The following is a summary of the Acquisition and certain matters relating to our expected operation of the acquired assets and rights.  Information regarding results and operations of the Sites (as defined below) prior to the Acquisition, including rents, real estate taxes, sales and salaries and benefits, is based on available information, including certain information provided by the seller.

Assets Acquired and Liabilities Assumed — The Acquisition included the purchase of the following assets from ExxonMobil:

•                  148 stations leased to and operated by dealers (“Dealer Leased Sites”).  130 of the Dealer Leased Sites are located in Massachusetts, 9 are located in Rhode Island and 9 are located in New Hampshire.  124 of the Dealer Leased Sites are owned by us.  24 of the Dealer Leased Sites are leased by us pursuant to existing lease agreements assigned to and assumed by us and subleased by dealers.

Assuming we exercise available renewal terms, the leases for the 24 Dealer Leased Sites leased by us expire between 2011 and 2033, with an average remaining lease term of approximately 12 years.  The base rent paid in 2009 for the 24 leased Dealer Leased Sites was approximately $1.6 million and approximately $360,000 was paid for real estate taxes.  The real estate taxes paid in 2009 for the 124 owned Dealer Leased sites was approximately $2.0 million.  Subject to applicable rent increases under the terms of the leases for the 24 leased Dealer Leased Sites, and any real estate tax increases imposed by applicable taxing authority, we expect to incur comparable rent and real estate tax expenses in connection with the future operation of the Dealer Leased Sites.

Each of the Dealer Leased Sites are leased or subleased, as applicable, to and operated by dealers pursuant to existing franchise agreements assigned to and assumed by us.  The franchise agreements for the Dealer Leased Sites are generally for three-year terms with varying expiration dates and contain renewal terms pursuant to and governed by applicable federal laws.  In 2009, the gross rents paid by dealers for the Dealer Leased Sites were approximately $16.8 million.  Subject to rent increases under the terms of the franchise agreements for the 148 Dealer Leased Sites, and any changes in rent contained in any renewal franchise agreements executed for the 148 Dealer Leased Sites, we expect to receive similar gross rents in connection with the future operation of the Dealer Leased Sites.

In 2009 the Dealer Leased Sites, together with the Dealer Owned Sites (as defined below), sold approximately 275 million gallons of gasoline and diesel fuel.

From the Dealer Leased Sites, we will receive revenues pursuant to the terms of the franchise agreements from (a) rent paid by the dealers, and (b) the wholesale supply of branded gasoline and diesel fuel sold to the Dealer Leased Sites.  All revenues at the Dealer Leased Sites relating to (a) the sale of branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the account of the dealer who leases and operates the location.  All station-level employees of each Dealer Leased Site are employees of the dealer who leases and operates the location.

•                  42 stations directly operated by a management company as discussed below (“Company Operated Sites” and, together with the Dealer Leases Sites, the “Acquired Sites”).  Simultaneously with the Acquisition, the Company Operated Sites were transferred by us to Global Montello Group Corp. (“GMG”), our wholly owned subsidiary.  27 of the Company Operated Sites are located in Massachusetts, 6 are located in Rhode Island and 9 are located in New Hampshire.  28 of the Company Operated Sites are owned by GMG.  14 of the Company Operated Sites are leased by GMG pursuant to existing lease agreements assigned to and assumed by GMG.

Assuming exercise by GMG of available renewal terms, the leases for the 14 Company Operated Sites leased by us expire between 2013 and 2038, with an average remaining lease term of approximately 12 years.  The base rent paid in 2009 for the 14 leased Company Operated Sites was approximately $1.5 million and approximately $330,000 was paid for real estate taxes.  The real estate taxes paid in 2009 for the 28 owned Company Operated sites was approximately $728,000.  Subject to applicable rent increases under the terms of the leases for the 14 leased Company Operated Sites, and any real estate tax increases imposed by applicable taxing authority, we expect to incur comparable rent and real estate tax expenses in connection with the future operation of the Company Operated Sites.

All of the Company Operated Sites have convenience stores ranging in size from 900 to 3,900 square feet, 38 of which are operated under the On the Run flag (see “Management Agreements,” below). 36 of the Company Operated Sites are open 24 hours per day.  All of the Company Operated Sites are licensed lottery agents in their respective states.  The 9 Company Operated Sites in New Hampshire are licensed to sell beer and wine.  20 of the Company Operated Sites have car washes on site.  The Company Operated Sites averaged convenience store sales in 2009 of approximately $1.0 million per site.

In 2009 the Company Operated Sites sold approximately 95 million gallons of gasoline and diesel fuel.

From the Company Operated Sites, we will receive revenues from (a) the wholesale supply of branded gasoline and diesel fuel to the Company Operated Sites, (b) the sale of branded gasoline and diesel fuel to retail end-users, and (c) convenience store, car wash and other ancillary sales.  All station-level employees of a Company Operated Sites are employees of GMG’s management agent, as discussed below.

•                  The right to supply Mobil branded fuel to an additional 31 stations that are owned and operated by independent dealers (“Dealer Owned Sites” and, together with the Acquired Sites, the “Sites”).  Each of the Dealer Owned Sites is supplied pursuant to an existing supply agreement assigned to and assumed by us.  22 of the Dealer Owned Sites are located in Massachusetts, 7 are located in Rhode Island and 2 are located in New Hampshire.  The supply agreements for the Dealer Owned Sites expire between 2010 and 2015, and we intend to pursue renewals of these agreements as they mature.

In 2009 the Dealer Owned Sites, together with the Dealer Leased Sites, sold approximately 275 million gallons of gasoline and diesel fuel.

From the Dealer Owned Sites, we will receive revenues solely from the wholesale supply of branded gasoline and diesel fuel to the Dealer Owned Sites.  All revenues at the Dealer Owned Sites relating to (a) the sale of branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the benefit of the dealer who owns and operates the location.  All station-level employees of each Dealer Operated Site are employees of the independent dealer who owns the location.

We believe the Acquired Sites are premier locations and have been well maintained.  All underground storage tank systems and related dispensing equipment were inspected by us and environmental engineers as part of due diligence activities prior to consummation of the Acquisition and are believed to be in compliance in all material respects with all applicable federal, state and local underground storage tank laws and regulations.  Our policy will be to replace underground motor fuel storage tanks at approximately 30 years of age.  The average tank age of the underground storage tanks at the Acquired Sites is approximately 19.5 years.  We do not own the underground storage tanks or other dispensing equipment at the Dealer Owned Sites.  Based on a 30-year average life replacement cycle, we expect to replace approximately 18% of the tanks in the next 5 years.  All of the motor fuel storage tanks at the Acquired Sites are constructed of fiberglass reinforced plastic, with approximately 2/3 of the tanks double walled.  All tanks at the Acquired Sites are equipped with automatic tank gauges which are remotely monitored for leak detection purposes.

Pursuant to the BFA (as defined below), we must maintain all buildings at each of the Acquired Sites, and must ensure that the operators maintain all buildings at each of the Dealer Owned Sites, in compliance with all applicable fire, building and zoning codes and ordinances, in a clean condition free of debris, trash and fire hazards, and in accordance with detailed and rigorous ExxonMobil brand imaging requirements.  We believe that each of the Sites is in compliance in all material respects with each of these requirements.

In addition to the contractual obligations assumed by us as described above, we assumed certain environmental liabilities with respect to the Acquired Sites.  The assumed environmental liabilities include on-going environmental remediation at approximately 70 of the Acquired Sites and future remediation activities required by applicable federal, state or local law or regulation.  Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  See Note 12 of Notes to Consolidated Financial Statements.

We contemplate potential sales of Acquired Sites to franchise dealers and other third parties, and the possible lease of Acquired Sites to commissioned agents. A “commissioned agent” is a person who leases and operates the convenience store as an independent operator, with all convenience store revenues for the agent’s account.  In addition, the agent receives a commission on a per gallon basis for the sale of fuel products owned, priced and sold by us.  We have not identified particular Acquired Sites for potential divestment, although we expect to conduct preliminary discussions with individual dealers and other interested third parties once the post-closing integration of the Acquired Sites is completed.  All sales will be on terms and conditions acceptable to us.

Brand Fee Agreement — In connection with the Acquisition, we and ExxonMobil entered into a 15-year Brand Fee Agreement (the “BFA”), which entitles us to (a) operate each of the Company Operated Sites under the Mobil branded trade name and related trade logos (the “Mobil Flag”), (b) allow the Dealer Leased Sites and the Dealer Owned Sites to be operated under the Mobil Flag (c) subject to ExxonMobil’s approval, brand additional service stations (whether company operated, dealer leased or dealer owned) in Massachusetts, Rhode Island, New Hampshire, Maine and Vermont (collectively, the “BFA States”) under the Mobil Flag and (d) supply Mobil-branded motor fuel to the Sites and other Mobil-branded stations in the BFA States.  We are responsible for complying, and ensuring compliance by all third parties purchasing Mobil-branded motor fuel from us within the BFA States, with all of ExxonMobil’s branded facility requirements, brand image specifications and restrictions and minimum service standards with respect to the use of the Mobil Flag and the sale of Mobil-branded motor fuel.  In addition, on and after June 1, 2011, we will have similar rights and responsibilities with respect to the Exxon branded trade name and related trade logos (the “Exxon Flag”) in the BFA States.

We are responsible for securing our own wholesale fuel supply, including sourcing and delivery of motor fuel and ExxonMobil proprietary additives, arranging for storage and distribution at and from bulk storage facilities and installing any necessary additive injection systems, and providing dispatch and distribution systems for delivery of fuel to the Sites and any other Mobil-branded station supplied by us in the BFA States during the term of the BFA.  We are also responsible for ensuring that any Mobil-branded motor fuel distributed by us within the BFA States meets ExxonMobil’s specifications and quality assurance requirements for Mobil-branded motor fuel, as such specifications and requirements may be changed by ExxonMobil from time to time, as well as all applicable federal, state and local laws and regulations. Except for a brief transition period, ExxonMobil will not supply motor fuels to us within the BFA States.  The Acquisition did not include any of ExxonMobil’s existing supply arrangements, terminal assets, rolling stock or other storage and distribution system components.

Securing wholesale fuel supply is part of our core business.  Our products come from some of the major energy companies in the world.  Cargos are sourced from the United States, Canada, South America, Europe and occasionally from Asia.  During 2009, we purchased an average of approximately 222,000 barrels per day of refined petroleum products from approximately 105 suppliers.  In 2009, our top ten suppliers accounted for approximately 63% of product purchases.  We enter into supply agreements with these suppliers on a term basis or a spot basis.

We will utilize portions of our existing terminal network to supply the Sites.  This terminal network includes bulk terminals owned by us or at which we maintain dedicated storage as well as throughput or exchange agreements at other bulk terminals.  Throughput arrangements allow storage of product at terminals owned by others.  We can load product at these terminals, and pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product.  Exchange agreements also allow us to take delivery of product at a terminal or facility that is not owned or leased.  An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities.  For example, we receive product that is owned by the exchange partner from such party’s facility or terminal, and we deliver the same volume of product to such party out of one of the terminals in our terminal network.  Initially, we intend to supply the Sites pursuant to throughput agreements at two bulk terminals and an exchange agreement at one bulk terminal, each of which currently have the necessary Mobil proprietary additive available.  We can supply the Sites using additional bulk terminals in our terminal network, subject to potential modifications to accommodate the storage and injection of Mobil proprietary additive as required by the BFA.  Consistent with our other operations, the bulk supply required for the Sites and other locations supplied pursuant to the BFA are substantially hedged through futures contracts and swap agreements.

Pursuant to the BFA, we have the right (but not the obligation) to continue operating the Sites under the Mobil Flag.  In addition, on and after June 1, 2011, we will have similar rights with respect to the Exxon Flag.  We will pay a fee of approximately $9.0 million to ExxonMobil in 2011 for this right, plus an additional amount in the event additional sites are branded Mobil or Exxon or supplied Mobil or Exxon branded fuel by us pursuant to the BFA.  Initially, we intend to continue operating the Sites under the Mobil brand, although we have the right to rebrand the Sites to another major gasoline brand or to operate the Sites as unbranded stations.  In the event we rebrand any of the Sites to another major gasoline brand or to an unbranded station, the BFA fee will not decrease.

ExxonMobil has agreed to provide credit card processing services for the Sites and any other stations branded or supplied by us in the BFA States pursuant to the BFA.  We are responsible for providing our own marketing and promotion efforts in support of the Mobil and Exxon brands within the BFA States.  We expect to benefit from national promotions of the Mobil (and, after June 1, 2011, Exxon) brand by ExxonMobil.  We are responsible for providing our own customer service operations to respond to consumer complaints or concerns regarding the operation of the Sites and other stations branded or supplied by us under the BFA.  In addition, ExxonMobil operates and offers a variety of incentive and rebate programs for franchise dealers and other wholesale distributors which, prior to the Acquisition, were available to the Sites.  Under the BFA, these programs are not available to us, and we will be responsible for developing, offering and administering any such program we wish to offer to any of the Sites.

Management Agreements — In connection with the Acquisition, we and GMG entered into Facilities Management Agreements (each, a “Management Agreement”) with Alliance Energy LLC (“Alliance”) with respect to all of the Sites.  Alliance is approximately 95% owned by members of the Slifka family, who also own our general partner.  Each Management Agreement is for an initial term continuing through September 30, 2013.  Either party to each Management Agreement may extend the term for consecutive additional one-year terms by giving written notice of its election to extend the term not less than twenty-four months prior to the expiration of the then current term, subject to the parties’ mutual agreement on the management fee for such extension.

Pursuant to the Management Agreements, Alliance will supervise and direct the day-to-day management and operations of the Sites for an aggregate annual management fee of $2.6 million, commencing October 1, 2010.  Alliance will manage the operations of the Sites in accordance with annual budgets to be approved by us and GMG, respectively.  In addition to the annual management fee, we and GMG are responsible for reimbursing Alliance for certain direct overhead expenses related to the operations of the Sites, including costs relating to the employees directly employed to manage and operate the Sites and a portion of the costs relating to certain administrative personnel of Alliance as may be approved by us and/or GGM, in accordance with the Management Agreements and the approved annual budgets. In the event that the number or type of Mobil or Exxon branded stations in the BFA States changes, the annual management fee and reimbursed direct overhead expenses may be adjusted as the parties mutually agree.

In connection with the Acquisition, all of ExxonMobil’s station-level employees at the Company Operated Sites and ExxonMobil’s 13 field supervisory and support employees responsible for the Sites were hired by Alliance.  The aggregate cost of salary and benefits in 2009 for station-level employees at the Company Operated Sites was approximately $9.5 million, exclusive of field supervisory and support employees.  As we may operate the Company Operated Sites in a manner different than ExxonMobil, the aggregate cost of salary and benefits for station-level employees at the Company Operated Sites may be greater or less than the amounts incurred by ExxonMobil.  All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees are the responsibility of Alliance.  Pursuant to the Management Agreements, Alliance is required to indemnify us and Global Montello from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance’s performance of its responsibilities under the Management Agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance of any provision of the Management Agreements.  Alliance’s aggregate liability is capped at $5.0 million, over and above the utilization of any and all insurance proceeds.

In addition, pursuant to the Management Agreements, Alliance is providing certain accounting, tax, information technology, legal, maintenance, environmental and regulatory, dispatch, credit, human resource, construction and other services not acquired as part of the Acquisition.  Additional accounting, tax, information technology, legal, environmental and regulatory, credit and other services not acquired as part of the Acquisition and not otherwise provided by Alliance pursuant to the Management Agreements will be provided by our workforce.  In addition, we will be solely responsible for providing all necessary employees and services relating to any wholesale fuel supply, including sourcing and delivery of physical product and ExxonMobil proprietary additives, and arranging for storage at and distribution from bulk storage facilities and installing any necessary additive injection systems, as these services were not acquired as part of the Acquisition.  The ExxonMobil employees who previously provided the services being provided by us with respect to these activities were not available for hire as part of the Acquisition.

Alliance, as management agent for GMG, has obtained the right to continue operating 38 of the Company Operated Sites under the current On the Run convenience store brand, as the Acquisition did not include ExxonMobil’s rights to use this brand name.  We have the right to rebrand the convenience stores at the Company Operated Sites to another brand in the future.  In addition, we did not acquire any of ExxonMobil’s existing supply contracts with convenience store vendors, and Alliance, as management agent, is responsible for entering into new arrangements with suppliers to stock the convenience stores at the Company Operated Sites.  Subject to approval under the BFA, dealers at Dealer Leased Sites and at Dealer Owned Sites are responsible for obtaining any necessary rights to any convenience store brand name for these sites as well as entering into any desired supply contracts with convenience store vendors directly.

Other ExxonMobil Relationships — ExxonMobil has long-term throughput contracts with us for the use of five refined products terminals acquired from ExxonMobil in 2007.  We supply refined products to ExxonMobil at each of these terminals.  ExxonMobil is also a supplier of refined products to us at other locations.  ExxonMobil accounted for approximately 22% and 20% of our consolidated sales for the three and nine months ended September 30, 2010, respectively, and 22% of our consolidated sales for the year ended December 31, 2009.

Products and Operational Structure

Our products include gasoline, distillates and residual oil.  We sell gasoline to unbranded and branded retail gasoline stations and other resellers of transportation fuels.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

Our business is currently divided into two reporting segments:

•              Wholesale.  This segment includes sales of gasoline, distillates and residual oil to unbranded and branded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.

•              Commercial.  This segment includes sales and deliveries of unbranded and branded gasoline, distillates, residual oil and small amounts of natural gas to end user customers in the public sector and to large commercial and industrial end user customers, primarily either through a competitive bidding process or through contracts of various terms.  This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets generally by barges.

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

•              Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil.  Consumption of residual oil has steadily declined over the last three decades.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels.  End users who are dual-fuel users have the ability to switch between residual oil and natural gas.  Other end users may elect to convert to natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-

fuel customers may switch and other end users may convert to natural gas.  Residential users of home heating oil may also convert to natural gas.  Such switching or conversion could have an adverse effect on our results of operations and financial condition.

•              New technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales.  A reduction in gasoline sales could have an adverse effect on our results of operations and financial condition.

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

•              Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.  Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the Volumetric Ethanol Excise Tax Credit (the “blender’s credit”) and the EPA’s regulations on the Renewable Fuel Standard (“RFS”) program. A reduction or waiver of the RFS mandate or the failure to extend the blender’s credit could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future sales.

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

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales include sales of unbranded and branded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products and natural gas that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales include sales of unbranded and branded gasoline, distillates, residual oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products and natural gas that we sell and all associated costs to bring such products to the point of sale.

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

Three and Nine Months Ended September 30, 2010 and 2009

During the three and nine months ended September 30, 2010, we experienced the following events:

•                     Refined petroleum product prices increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009.

•                     Our third quarter 2010 gasoline margin improved compared to the first quarter of 2010.  The first quarter of 2010 was marked by significant margin pressure in the gasoline market compared to the first quarter of 2009.

•                     Temperatures for the three months ended September 30, 2010 were 65% warmer than normal and 68% warmer than the third quarter of 2009.  Temperatures for the nine months ended September 30, 2010 were 16% warmer than normal and 17% warmer than the comparable period in 2009.

•                     Our reserve for credit losses for the three and nine months ended September 30, 2010 was less by $0.3 million and $1.1 million, respectively, compared to the comparable periods in 2009.

•                     Our total volume increased by approximately 10% for the third quarter ended September 30, 2010 compared to the same period in 2009 primarily due to our gasoline business.  Our total volume decreased by approximately 3% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to warmer weather.

•                     We believe heating oil conservation continued during the three and nine months ended September 30, 2010.

The following table provides the prices of and percentage increases in refined petroleum product and natural gas prices at the end of the first three quarters in 2010 as compared to each comparable quarter in 2009:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)

At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%

At June 30, 2009	$1.72	$1.90	$1.49	$0.62
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
Change	15%	8%	8%	21%

At September 30, 2009	$1.80	$1.73	$1.50	$0.54
At September 30, 2010	$2.24	$2.04	$1.74	$0.62
Change	24%	18%	16%	15%

(1)  Source:  New York Mercantile Exchange (closing price)

(2)  Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)  Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010		2009	2010		2009
Net income	$551		$2,059	$21,099		$21,900

Net income per diluted limited partner unit (1)	$0.03		$0.15	$1.28		$1.60

EBITDA (2)	$12,526		$9,980	$50,473		$45,932

Distributable cash flow (3)	$5,433		$4,978	$33,498		$30,262

Wholesale Segment:
Volume (gallons)	715,362		650,983	2,288,428		2,372,373
Sales
Distillates	$376,878		$329,362	$1,778,730		$1,741,038
Gasoline	1,066,764		871,770	2,929,257		2,093,759
Residual oil	8,505		6,594	28,902		23,937
Total	$1,452,147		$1,207,726	$4,736,889		$3,858,734
Net product margin (4)
Distillates	$18,440		$15,456	$58,920		$62,786
Gasoline	16,412		10,999	48,333		34,912
Residual oil	1,864		1,814	7,154		6,928
Total	$36,716		$28,269	$114,407		$104,626
Commercial Segment:
Volume (gallons)	54,521		46,728	176,633		167,989
Sales	$94,692		$77,605	$309,396		$260,701
Net product margin (4)	$2,318		$3,717	$10,040		$11,241
Combined sales and net product margin:
Sales	$1,546,839		$1,285,331	$5,046,285		$4,119,435
Net product margin (4)	$39,034		$31,986	$124,447		$115,867
Depreciation allocated to cost of sales	3,939		2,713	9,623		8,091
Combined gross profit	$35,095		$29,273	$114,824		$107,776

Weather conditions:
Normal heating degree days	96		96	3,750		3,750
Actual heating degree days	34		105	3,161		3,798
Variance from normal heating degree days	(65%	)	9%	(16%	)	1%
Variance from prior period actual heating degree days	(68%	)	35%	(17%	)	8%

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reconciliation of net income to EBITDA:
Net income	$551	$2,059	$21,099	$21,900
Depreciation and amortization and amortization of deferred financing fees	6,087	3,979	14,661	12,017
Interest expense	5,888	3,742	14,326	10,940
Income tax expense	—	200	387	1,075
EBITDA	$12,526	$9,980	$50,473	$45,932

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(83,522)	$5,597	$(32,958)	$25,778
Net changes in operating assets and liabilities and certain non-cash items	90,160	441	68,718	8,139
Interest expense	5,888	3,742	14,326	10,940
Income tax expense	—	200	387	1,075
EBITDA	$12,526	$9,980	$50,473	$45,932

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reconciliation of net income to distributable cash flow:
Net income	$551	$2,059	$21,099	$21,900
Depreciation and amortization and amortization of deferred financing fees	6,087	3,979	14,661	12,017
Maintenance capital expenditures	(1,205)	(1,060)	(2,262)	(3,655)
Distributable cash flow	$5,433	$4,978	$33,498	$30,262

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(83,522)	$5,597	$(32,958)	$25,778
Net changes in operating assets and liabilities and certain non-cash items	90,160	441	68,718	8,139
Maintenance capital expenditures	(1,205)	(1,060)	(2,262)	(3,655)
Distributable cash flow	$5,433	$4,978	$33,498	$30,262

Consolidated Results

Our total sales for the third quarter of 2010 increased by $261.5 million, or 20%, to $1,546.8 million compared to $1,285.3 million for the same period in 2009.  The increase was driven primarily by our June 2010 acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements) as well as higher refined petroleum product prices for the three months ended September 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold increased by approximately 72 million gallons, or 10%, to 770 million gallons.  The increase in volume primarily includes an increase of approximately 64 million gallons in gasoline.  We also experienced an increase of 1 million gallons in distillates, despite significantly warmer temperatures during the third quarter of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased by 68% to 34 for the three months ended September 30, 2010 compared with 105 for the same period in 2009.  Our gross profit for the third quarter of 2010 was $35.1 million, an increase of $5.8 million, or 20%, compared to $29.3 million for the same period in 2009, due primarily to strong unit margins for both gasoline and distillate products.

Our total sales for the nine months ended September 30, 2010 increased by $926.8 million, or 22%, to $5,046.3 million compared to $4,119.4 million for the same period in 2009.  The increase was driven primarily by higher refined petroleum product and natural gas prices for the nine months ended September 30, 2010 compared to the same period in 2009.  Our aggregate volume of product sold decreased by approximately 75 million gallons, or 3%, to 2,465 million gallons.  The decrease in volume primarily includes decreases of approximately 209 million gallons and 21 million gallons in distillates and residual oil, respectively, attributable to significantly warmer temperatures during the first nine months of 2010 compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  The number of actual heating degree days decreased 17% to 3,161 for the nine months ended September 30, 2010 compared with 3,798 for the same period in 2009.  The overall decrease in volume sold was offset by a 130 million gallon increase in gasoline.  Our gross profit for the nine months ended September 30, 2010 was $114.8 million, an increase of $7.0 million, or 6%, compared to $107.8 million for the same period in 2009, due primarily to strong unit margins for both gasoline and distillate products.

Wholesale Segment

Distillates.  Wholesale distillate sales for the three months ended September 30, 2010 were $376.8 million compared to $329.3 million for the three months ended September 30, 2009.  During the first nine months of 2010, wholesale distillate sales were $1,778.7 million compared to $1,741.0 million for the same period in 2009.  The increases of $47.5 million, or 14%, and $37.7 million, or 2%, were primarily due to increased refined petroleum product prices.

Our net product margin from distillate sales increased by $3.0 million, or 19%, to $18.4 million for the three months ended September 30, 2010 due to favorable buying opportunities and strong unit margins.  During the nine months ended September 30, 2010, we had a 209 million gallon decrease in volume sold due to significantly warmer temperatures compared to the same period in 2009, increased competition in the marketplace, continued conservation and economic conditions.  Primarily for the same reasons, our net product margin from distillate sales decreased by $3.9 million, or 6%, to $58.9 million for the nine months ended September 30, 2010 compared the same period in 2009.

Gasoline.  Wholesale gasoline sales for the three months September 30, 2010 were $1,066.8 million compared to $871.8 million for the same period in 2009.  During the first nine months of 2010, wholesale gasoline sales were $2,929.3 million compared to $2,093.8 million for the same period in 2009.  The increases of $195.0 million, or 22%, and $835.5 million, or 40%, were due primarily to our June 2010 acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements) as well as higher gasoline prices and increases in gasoline volume sold compared to the prior periods.  The increases in gasoline volume were primarily due to our acquisition of the Warex Terminals.  Our net product margin from gasoline sales increased by $5.4 million to $16.4 million for the three months ended September 30, 2010 and by $13.4 million to $48.3 million for the nine months ended September 30, 2010 compared to the same periods in 2009.  These increases were primarily attributable to improved unit margins and increases in gasoline volume sold for the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Residual Oil.  Wholesale residual oil sales for the three months ended September 30, 2010 were $8.5 million compared to $6.6 million for the three months ended September 30, 2009.  During the first nine months of 2010, residual oil sales were $28.9 million compared to $23.9 million for the same period in 2009.  The increases of $1.9 million, or 29%, and $5.0 million, or 21%, were primarily due to the increase in refined petroleum product prices.  For the first nine months of 2010, we experienced a decrease in residual oil volume sold, primarily due to warmer temperatures compared to the same period in 2009, continued conservation, challenging economic conditions, system conversions and fuel switching due to the comparative price advantage of natural gas over residual oil.  Our net product margin contributions from residual oil sales slightly increased to $1.9 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, compared to $1.8 million and $6.9 million for the three and nine months ended September 30, 2009, respectively.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 59% and 60% of total commercial volume sold for the three months ended September 30, 2010 and 2009, respectively, and approximately 56% and 62% for the nine months ended September 30, 2010 and 2009, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.

Commercial residual oil sales increased by approximately 24% due to a 16% increase in volume sold and increased refined petroleum product prices for the three months ended September 30, 2010.  Commercial residual oil sales increased by approximately 19% for the nine months ended September 30, 2010, despite a 5% decrease in volume sold.  We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.4 million, or 24%, to $17.2 million for the three months ended September 30, 2010 compared to $13.8 million for the same period in 2009.  The increase was primarily due to increases of $1.1 million in bank fees and amortization of deferred financing fees largely related to the expansions of our bank facilities, $1.1 million in incentive compensation, $0.9 million in salaries and $0.8 million of one-time closing costs associated with the September 2010 acquisition of retail gas stations from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements).  The increase in SG&A expenses was offset by decreases of $0.3 million in bad debt accruals and $0.2 million in pension and 401(k) expenses.

SG&A expenses increased by $2.5 million, or 5%, to $47.7 million for the nine months ended September 30, 2010 compared to $45.2 million for the same period in 2009.  The increase was primarily due to increases of $3.1 million in salaries (including information technology, natural gas personnel and project management), $1.9 million in bank fees and amortization of deferred financing fees largely related to the expansions of our bank facilities, $0.4 million in costs associated with the expansion of our natural gas operations and $1.1 million in various other SG&A expenses.  The increase in SG&A expenses also included one-time increases of $1.4 million in legal, consulting and other expenses related to the FTC’s regulatory review of our acquisition of the Warex Terminals and $0.8 million of one-time closing costs associated with the September 2010 acquisition of retail gas stations from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements for information on the acquisitions).  The increase in SG&A expenses was offset by decreases of $4.4 million in incentive compensation, $1.2 million in bad debt accruals and $0.6 million in pension and 401(k) expenses.

Operating Expenses

Operating expenses increased by $1.7 million, or 20%, to $10.4 million for the three months ended September 30, 2010 compared to $8.7 million for the same period in 2009.  The increase was primarily due to $0.7 million in costs related to the Warex Terminals, $0.6 million in costs related to the retail gas stations acquired from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements for information regarding the acquisitions) and $0.4 million in various other operating expenses.

Operating expenses increased by $2.6 million, or 10%, to $28.9 million for the nine months ended September 30, 2010 compared to $26.3 million for the same period in 2009.  The increase was primarily due to $1.4 million in expenses related to the Warex Terminals, $0.6 million in costs related to the retail gas stations acquired from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements for information regarding the acquisitions), $0.3 million in expenses related to our leased storage facility in Oyster Bay (Commander) New York, and $0.3 million in various other operating expenses.

Interest Expense

Interest expense for the three months ended September 30, 2010 increased by $2.1 million, or 57%, to $5.9 million compared to $3.7 million for the same period in 2009.  Interest expense for the nine months ended September 30, 2010 increased by $3.4 million, or 31%, to $14.3 million compared to $10.9 million for the same period in 2009.  We attribute the increase primarily to higher average balances on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable reflecting increased refined petroleum product prices.  Also, we had additional borrowing costs as a result of the acquisitions of the Warex Terminals and the retail gas stations and supply rights from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements).  In addition, the costs of borrowings under the credit agreement were increased in connection with the May 14, 2010 and August 18, 2010 amendments to the credit agreement.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $93.0 million to $388.2 million at September 30, 2010 compared to $295.2 million at December 31, 2009 primarily as a result of the public offering discussed below.

On February 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2009.  On May 14, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.5 million for the first quarter of 2010.  On August 13, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.5 million for the second quarter of 2010.  On October 20, 2010, the board of directors of our general partner declared a quarterly cash distribution of $0.4950 per unit for the period from July 1, 2010 through September 30, 2010 ($1.98 per unit on an annualized basis) to our common and subordinated unitholders of record as of the close of business November 3, 2010.  We expect to pay the cash distribution of approximately $8.6 million on November 12, 2010.

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

On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil for an aggregate purchase price of approximately $202.3 million.  In addition, we assumed certain environmental liabilities.  See Note 11 of Notes to Consolidated Financial Statements for additional information on the transaction.

Capital Expenditures

Our terminalling operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $2.3 million and $3.6 million in maintenance capital expenditures for the nine months ended

September 30, 2010 and 2009, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $253.6 million and $4.4 million in expansion capital expenditures for the nine months ended September 30, 2010 and 2009, respectively.  Specifically, for the nine months ended September 30, 2010, expansion capital expenditures included approximately $248.3 million in acquisitions including $202.3 million for the purchase of retail gas stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).  In addition, we had $5.3 million in expansion capital expenditures which consisted of $4.1 million in costs related to our Albany, New York terminal, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.7 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $4.1 million in costs in Albany include costs related to our terminal and rail expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.

Comparatively, for the nine months ended September 30, 2009, expansion capital expenditures included approximately $3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our leased storage facility in Long Island, New York and $0.1 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(32,958)	$25,778
Net cash used in investing activities	$(255,856)	$(8,022)
Net cash provided by (used in) financing activities	$292,744	$(18,017)

Cash flow from operating activities generally reflects our net income, inventory purchasing patterns, the timing of collections on accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $33.0 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $25.8 million for the same period in 2009, for a period-over-period decrease in cash from operating activities of $58.7 million.  This decrease results primarily from the following three items:

•              The period-over-period change in the fair value of forward fixed price contracts of approximately $171.9 million.  Specifically, the contracts supporting our forward fixed price hedge program required margin payments of $9.9 million to the NYMEX due to market direction in the nine months ended September 30, 2010, while for the nine months ended September 30, 2009, similar hedging activity provided funds from the NYMEX of $162.0 million.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to such inventories; offset by:

•              The period-over-period change in inventories of approximately $114.1 million.  For the nine months ended September 30, 2010, the increased use of funds was $65.9 million, resulting primarily from the acquisition of the Warex Terminal in June 2010 and to higher refined petroleum product prices compared to the same period in 2009.  Inventories for the nine months ended September 30, 2009 required a use of funds of $180.0 million as we elected to use our storage capacity to carry increased inventories during this period;

•              The period-over-period change for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted in an increase of $54.0 million in operating cash due to an increase in accounts.

Net cash used in investing activities was $255.8 million for the nine months ended September 30, 2010 compared to $8.0 million for the same period in 2009, and included $2.3 million in maintenance capital expenditures and $253.6 million in expansion capital expenditures.  The $253.6 million included approximately $248.3 million in acquisitions including $202.3 million for the purchase of retail gas stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 11 of Notes to Consolidated Financial Statements).  In addition, we had $5.3 million in expansion capital expenditures which consisted of $4.1 million in costs related to our Albany, New York terminal, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.7 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $4.1 million in costs in Albany include costs related to our terminal and rail expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for loading and offloading of gasoline and ethanol and the conversion of two distillate storage tanks to gasoline.  Comparatively, for the nine months ended September 30, 2009, net cash used in investing activities included $3.6 million maintenance capital expenditures and $4.4 million in expansion capital expenditures ($3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our leased storage facility in Long Island, New York and $0.1 million in other expansion capital expenditures).

Net cash provided by financing activities was $292.7 million for the nine months ended September 30, 2010 and included net borrowings on our credit facilities of $231.9 million and $84.6 million in net proceeds from our public offering of common units, offset by $23.3 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP.  Comparatively, for the nine months ended September 30, 2009, net cash used in financing activities of $18.0 million primarily included $19.6 million in cash distributions to our common and subordinated unitholders and our general partner, $3.5 million in the repurchases of common units held on our behalf pursuant to our Repurchase Program and for future satisfaction of our General Partner’s Obligations (as defined in Note 13 of Notes to Consolidated Financial Statements) and $0.3 million in repurchased units held for tax obligations, offset by $5.4 million in net borrowings from our credit facilities.

Credit Agreement

On August 18, 2010, we, our general partner, our operating company and our operating subsidiaries amended our amended and restated credit agreement.  In accordance with the credit agreement and in connection with the acquisition of retail gas stations and supply rights from ExxonMobil (see Note 11 of Notes to Consolidated Financial Statements), we requested, and certain lenders under the credit agreement agreed to, an increase in the revolving credit facility in an amount equal to $200.0 million for a total credit facility of up to $1.15 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on May 14, 2014.

There are two facilities under our credit agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $800.0 million; and

•              a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $200.0 million, for a total credit facility of up to $1.35 billion.  Any such request for an increase by us must be in a minimum amount of $5.0 million, and the revolving credit facility may not be increased by more than $50.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.15 billion.

Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the credit agreement, our borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under our borrowing base may be affected by events beyond our control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or, if obtained, would be on terms acceptable to us.

During the period from January 1, 2009 through May 13, 2010, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio under the previous credit agreement.

Commencing May 14, 2010, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Utilization Amount (as defined in the credit agreement).

During the period from May 14, 2010 through September 7, 2010, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.1% and 3.5% for the three months ended September 30, 2010 and 2009, respectively, and 3.8% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of September 30, 2010, we had total borrowings outstanding under our credit agreement of $765.7 million, including $300.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $46.5 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at September 30, 2010 and December 31, 2009 was $337.8 million and $211.2 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2010.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  Under the credit agreement, the clean down requirement of the previous credit agreement was eliminated.

The credit agreement limits distributions to our unitholders to available cash.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

The lending group under the credit agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Radobank Nederland” New York Branch; Sovereign Bank (Santander Group); Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

On August 18, 2010, we amended our credit agreement.  During the period from January 1, 2009 through May 13, 2010, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).

Commencing May 14, 2010, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Utilization Amount (as defined in the credit agreement).

During the period from May 14, 2010 through September 7, 2010, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.1% and 3.5% for the three months ended September 30, 2010 and 2009, respectively, and 3.8% and 3.7% for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, we had total borrowings outstanding under the credit agreement of $765.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.7 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of September 30, 2010, the three-month LIBOR rate of 0.38% was lower than the floor rate.  As a result, in October 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $431,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of September 30, 2010, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in October 2010, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $197,000.

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

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products and blendstocks in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX and the Chicago Mercantile Exchange and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies.  Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit.  While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of petroleum products and blendstocks at any one point in time.

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

At September 30, 2010, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at September 30, 2010	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(16,990)	$(35,130)	$35,130
Swaps, options and other, net	(1,620)	(5,592)	2,215
	$(18,610)	$(40,722)	$37,345

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2010.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $10.5 million at September 30, 2010.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

Certain of our employees at our terminal in Oyster Bay (Commander), New York were employed under a collective bargaining agreement that expired in April 2010.  We have negotiated a new collective bargaining agreement, in principle, with a newly-elected union representing these employees.  We do not believe the results of these negotiations will have a material adverse effect on our operations.

Certain of our employees at our terminals in Albany and Newburgh, New York acquired from ExxonMobil in 2007 are employed under a collective bargaining agreement that expired in May 2010.  We have negotiated a new collective bargaining agreement, in principle, with the incumbent union.  We do not believe the results of these negotiations will have a material adverse effect on our operations.

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

Erosion of the Mobil brand could have an adverse impact on our sales of gasoline.

We believe that the success of our recent ExxonMobil acquisition will be dependent, in part, upon the continuing favorable reputation of the Mobil brand.  Erosion of the value of the Mobil brand could have a negative impact on our gasoline sales, which in turn may cause our recent acquisition to be less profitable.

New technologies and alternative fuel sources could reduce demand for our gasoline products.

Technological advances which rely upon alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A reduction in demand for our gasoline products could have an adverse effect on our results of operations and financial condition.

The ethanol industry is highly dependent upon government usage mandates and tax credits.  Changes to these mandates and/or tax credits could adversely affect the availability and pricing of ethanol and negatively impact our gasoline sales.

Our ethanol purchasing, transporting, blending and sales activities subject us to various risks including operating risks, risks of supply disruption, commodity price fluctuations, and changes in government mandates and regulations. The domestic market for ethanol is tied to federal mandates for blending ethanol with gasoline.  Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the Volumetric Ethanol Excise Tax Credit (the “blender’s credit”) and the EPA’s regulations on the Renewable Fuel Standard (“RFS”) program. Any significant increase in production capacity beyond the RFS level may have an adverse impact on ethanol prices, and the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  The blender’s credit is currently authorized through December 31, 2010.  A reduction or waiver of the RFS mandate or the failure to extend the blender’s credit could adversely affect the availability and pricing of ethanol and our future sales.

We may not be able to obtain state fund reimbursement of our environmental remediation costs for gas stations.

Where releases of petroleum products have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet the applicable standards.  Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release.   A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

We depend upon a small number of suppliers for a substantial portion of our convenience store merchandise inventory.  A disruption in supply or an unexpected change in our relationships with our principal merchandise suppliers could have an adverse effect on our convenience store results of operations.

We purchase convenience store merchandise inventory from a small number of suppliers for the company operated convenience stores.  A change of merchandise suppliers, a disruption in supply or a significant change in our relationships with our principal merchandise suppliers could have an adverse effect on this business and the results of operations of our company operated convenience stores.

We are subject to federal and state non-environmental regulations which could have an adverse effect on our convenience store business and results of operations.

Our business is subject to extensive governmental laws and regulations that include but are not limited to legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility.  Furthermore, state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of alcohol, tobacco and lottery products or to seek other remedies.  A violation of or change in such laws and/or regulations could have an adverse effect on our convenience store business and results of operations.

We are subject to federal and state environmental regulations which could have a material adverse effect on our retail operations business.

Our retail operations are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, pollution prevention, as well as laws and regulations relating to public safety and health. Certain of these laws and regulations may require assessment or remediation efforts.  Retail operations with underground storage tanks (“USTs”) are subject to federal and state regulations and legislation.  Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs.  The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our gas stations may impact soil or groundwater and could result in fines or civil liability for us. We may be required to make material expenditures to modify operations, perform site cleanups, or curtail operations.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail operations are characterized by a high volume of customer traffic and by transactions involving an array of products.  These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries.  Consequently, we may become a party to individual personal injury, bad fuel, products liability and other legal actions in the ordinary course of our retail gasoline and convenience store business.  While these actions are generally routine in nature, incidental to the operation of business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely impacted.  Additionally, we are occasionally exposed to industry-wide or class action claims arising from the products we carry or industry-specific business practices.  Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies.  An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

We depend on our information technology (“IT”) systems to manage numerous aspects of our business and to provide analytical information to management.  Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently.  These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses.  We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our business and competitive position to suffer, and damage our reputation.

Item 6.		Exhibits

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1		—

First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).

10.2		—

First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).

10.3		—

Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).

10.4		—

Facilities Management Agreement, dated September 8, 2010, between Global Montello Group Corp. and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2010).

10.5		—

Facilities Management Agreement, dated September 8, 2010, between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2010).

10.6*		—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†		Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†		Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

*	Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

†	Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 5, 2010		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2010		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1		—

First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).

10.2		—

First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).

10.3		—

Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).

10.4		—

Facilities Management Agreement, dated September 8, 2010, between Global Montello Group Corp. and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2010).

10.5		—

Facilities Management Agreement, dated September 8, 2010, between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2010).

10.6*		—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

*                    Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.