Form 10-Q/A
period 2010-09-30
GLOBAL PARTNERS LP
filed 2011-01-20
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Global Partners LP (the “Partnership”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend Part II, Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 5, 2010 (the “Original Quarterly Report”). The Partnership is filing this Amendment No. 1 for the sole purpose of filing portions of Exhibit 10.6 to the Original Quarterly Report, which were not included in Exhibit 10.6 filed with the Original Quarterly Report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Partnership’s principal executive officer and principal financial officer are filed as exhibits hereto.

Except as described above, this Amendment No. 1 does not modify or update the disclosures presented in, or exhibits to, the Original Quarterly Report in any way. Those sections of the Original Quarterly Report that are unaffected by this Amendment No. 1 are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Quarterly Report. Furthermore, this Amendment No. 1 does not reflect events occurring after the filing of the Original Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Quarterly Report, as well as with the Partnership’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Quarterly Report.

PART II.  OTHER INFORMATION

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

10.6††	—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—

Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP. (incorporated herein by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed on November 5, 2010).

32.2†	—

Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP. (incorporated herein by reference to Exhibit 32.2 to the Quarterly Report on Form 10-Q filed on November 5, 2010).

*                    Filed herewith.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††                 Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
By: Global GP LLC,
its general partner

Dated: January 20, 2011	By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 20, 2011	By:	/s/ Thomas J. Hollister
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

10.6††	—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—

Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP. (incorporated herein by reference to Exhibit 32.1 to the Quarterly Report on Form 10-Q filed on November 5, 2010).

32.2†	—

Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP. (incorporated herein by reference to Exhibit 32.2 to the Quarterly Report on Form 10-Q filed on November 5, 2010).

*                    Filed herewith.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††                 Portions of this exhibit have been omitted pursuant to a request for confidential treatment.