Form 10-K
period 2010-12-31
GLOBAL PARTNERS LP
filed 2011-03-11
CIK 1323468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2010 was approximately $188,854,670 based on a price per common unit of $22.49, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 8, 2011, 21,580,563 common units were outstanding.

Forward-Looking Statements

        Some of the information contained in or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "may," "believe," "should," "could," "expect," "anticipate," "plan," "intend," "estimate," "continue," "will likely result," or other similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Forward-looking statements are not guarantees of performance. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document. These risks and uncertainties, which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders, include, among other things:

  •
  We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution or maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

  •
  A significant decrease in demand for refined petroleum products in the areas served by our storage facilities and/or our retail gasoline business could reduce our ability to make distributions to our unitholders.

  •
  Our sales of home heating oil and residual oil could be significantly reduced by conversions to natural gas.

  •
  Erosion of the value of the Mobil brand could adversely affect our gasoline sales and customer traffic.

  •
  Our gas station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

  •
  Our gasoline sales could be significantly reduced by a reduction in demand due to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

  •
  Changes to government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.

  •
  Warmer weather conditions could adversely affect us.

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

  •
  The condition of credit markets may adversely affect us.

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

  •
  Our retail gasoline business and terminal operations are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.

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

  •
  Our tax treatment depends on our status as a partnership for federal income tax purposes.

  •
  Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

        Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

        All forward-looking statements included in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements speak only as of the date of this Form 10-K, and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART I

        References in this Annual Report on Form 10-K to "Global Partners LP," "Partnership," "we," "our," "us" or like terms refer to Global Partners LP and its subsidiaries. References to "our general partner" refer to Global GP LLC.

Items 1. and 2.    Business and Properties.

Overview

        We are a publicly traded Delaware limited partnership formed in March 2005. We have five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, our wholly owned subsidiary. GMG conducts our end user business, including certain aspects of our retail gasoline business. Global Energy was formed to conduct our natural gas operations and commenced operations in January 2010. In addition, GLP Finance Corp. ("GLP Finance") is our wholly owned subsidiary. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. Our general partner manages our operations and activities and employs our officers and substantially all of our personnel.

        We own, control or have access to one of the largest terminal networks of refined petroleum products in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels (such as ethanol) to wholesalers, retailers and commercial customers in the New England states and New York. We own and supply fuel to 190 Mobil-branded retail gas stations (38 leased properties and 152 fee properties) in New England and supply Mobil-branded fuel to an additional 31 independently-owned stations. In 2010, we sold approximately $7.8 billion of refined petroleum products and small amounts of natural gas and renewable fuels. In addition, we had other revenues of approximately $16.1 million, primarily from convenience store sales at our directly operated stores and gas station rental income. In 2010, we owned, leased or maintained dedicated storage facilities at 24 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 23 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail or truck and that collectively have approximately 10.2 million barrels of storage capacity. We also have throughput, exchange or other supply agreements at more than 50 bulk terminals and inland storage facilities.

        We purchase our refined petroleum products primarily from domestic and foreign refiners, major and independent oil companies and trading companies and sell these products in two segments, Wholesale and Commercial. In 2010, our Wholesale sales accounted for approximately 93% of our total sales and our Commercial sales accounted for approximately 7%.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. Portions of our heating oil and residual oil are sold on a forward fixed price basis. In 2010, our volume in transportation fuels, which represents a growing portion of our sales, exceeded our heating oil volumes.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following business strategies:

  •
  Expand Assets and Marketing Businesses Within and Beyond Our Core Northeast Market.  We pursue strategic and accretive acquisitions of assets and marketing businesses of refined petroleum products including, without limitation, gasoline, other transportation fuels and heating oil, as well as natural gas, within our existing area of operations and in new geographic areas. We pursue strategic and accretive acquisitions of upstream or downstream assets and businesses and transportation assets and businesses related thereto. We target assets or businesses with (1) terminal and/or retail gasoline assets, (2) a marketing division that has, among other attributes, consistent cash flow and stable customer lists or (3) a combination of these attributes. We assign value to the marketing opportunities associated with these assets and businesses. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with two major suppliers of unbranded gasoline as well as two distillate suppliers for several northeastern states.

  •
  Pursue Organic Expansions and Improvements.  We focus on improved returns through terminal expansions, product expansions, such as natural gas and renewable fuels, and operating efficiencies.

  •
  Serve as a Preferred Supplier to Our Customers.  We believe that our customers value dependability and quality of supply. We strive to maintain a level of inventory to ensure that the supply needs of our customers are always satisfied. During periods of product shortages, we have historically succeeded in sustaining a supply of product sufficient to meet the needs of our customers. We own, control or have access to bulk terminals and inland storage facilities that are strategically located for ease of access by our customers. Additionally, we satisfy specific customer needs by customizing our products, such as diesel and home heating oil, by blending and injecting additives.

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

    As a result of these practices, in each of the past five years, the amount of account receivables that we wrote off was insignificant as a percentage of sales.

  •
  Minimize Our Exposure to Commodity Price Volatility.  We actively manage our business to minimize commodity price exposure by using hedging techniques. We seek to maintain a position that is substantially balanced between purchases and sales by establishing an offsetting sales position with a positive margin each time we commit to purchase a volume of product.

Recent Developments

        Retail Gas Stations/Fuel Supply Acquisition—On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil Corporation ("ExxonMobil") for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities. We acquired 190 Mobil-branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island. As of December 31, 2010, of the 190 stations, 41 were directly operated on our behalf by our management agent, Alliance Energy LLC ("Alliance"), an experienced retail operator, and 149 were dealer operated subject to existing franchise agreements assigned to and assumed by us. Additionally, we acquired the right to supply Mobil-branded fuel to such stations and to 31 Mobil-branded stations that are owned and operated by independent dealers in these states. We outsourced the day-to-day management and operations of these 221 locations to Alliance. Alliance is approximately 95% owned by members of the Slifka family, who also own our general partner.

        The acquisition expands our wholesale supply business and adds vertical integration to our transportation fuel business. The stations sold approximately 370 million gallons of gasoline and diesel fuel in 2009. Initially, we intend to continue operating the stations under the Mobil brand, although we have the right to rebrand the stations to another major gasoline brand or operate the stations on an unbranded basis. We initially financed the acquisition with borrowings under our credit agreement. See Note 5 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—ExxonMobil Acquisition" for additional information related to the transaction.

        Acquisition of Warex Terminals—On June 2, 2010, we completed our acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the "Warex Terminals") for cash consideration of $46.0 million, plus the assumption of certain environmental liabilities. We believe the acquisition strengthens our presence along the Hudson River in southeastern New York and enhances terminal operating efficiencies with our neighboring facility. See Note 5 of Notes to Consolidated Financial Statements for additional information related to the acquisition.

        Ethanol and Rail Expansion Project—In October 2010, we completed an ethanol and rail expansion project that adds 180,000 barrels of ethanol storage at our refined petroleum product terminal in Albany, New York. The project, which became operational in October 2010, was jointly developed with Canadian Pacific Railway Limited and includes modifications that enable the terminal to schedule the delivery of 80-car trains of ethanol and allows ethanol to be shipped directly on a single rail line from the Midwest. Beyond supplying our own business, we further invested in our Albany terminal having installed a marine vapor recovery system for barge-loading of ethanol and gasoline at the dock and expanded the rack to allow for additional ethanol and gasoline sales. We believe the supply efficiencies gained through this project position us to be a premier cost effective supplier of gasoline and ethanol to the Northeast. In December 2010, the U.S. Volumetric Ethanol Excise Tax Credit, which had been authorized through December 31, 2010, was extended for one year. In a separate and complementary project, we are converting two distillate storage tanks to gasoline storage at the Albany facility. These initiatives, combined with the return to service of three previously out-of-service tanks, increased the total storage capacity of our Albany terminal to approximately 1.2 million barrels, up from 737,000 barrels when we acquired the terminal in May 2007.

        Public Offerings of Common Units—On March 19, 2010, we completed a public offering of 3,910,000 common units at a price of $22.75 per common unit. Net proceeds were approximately $84.6 million, after deducting underwriting fees and offering expenses. On November 16, 2010, we completed a public offering of 1,955,000 common units at a price of $25.57 per common unit. Net proceeds were approximately $47.7 million, after deducting underwriting fees and offering expenses. On February 8, 2011, we completed a public offering of 2,645,000 common units at a price of $27.60 per common unit.

Net proceeds were approximately $69.7 million, after deducting underwriting fees and offering expenses. We used the net proceeds from each of these offerings to reduce indebtedness outstanding under our credit agreement. See Notes 15 and 21 of Notes to Consolidated Financial Statements for additional information related to the public offerings.

        Conversion of Subordinated Units—Subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in our partnership agreement, all 5,642,424 subordinated units have converted to common units. See Note 21, "Subsequent Events," of Notes to Consolidated Financial Statements included elsewhere in this report.

Product Sales

  General

        We sell our refined petroleum products in two segments, Wholesale and Commercial. The majority of the refined petroleum products we sell can be grouped into three categories: gasoline, distillates and residual oil. In addition, our other operating segment includes convenience store sales at our directly operated stores and gas station rental income. In 2010, gasoline, distillates and residual oil accounted for approximately 60%, 34% and 6%, respectively, of our total volume sold.

        Gasoline.    We sell grades of unbranded and Mobil-branded gasoline that comply with seasonal and geographical requirements in the areas in which we market. Gasoline sales accounted for approximately 60%, 51% and 50% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively.

        Distillates.    Distillates are divided into home heating oil, diesel and kerosene. In 2010, sales of home heating oil, diesel and kerosene accounted for approximately 65%, 32% and 3%, respectively, of our total volume of distillates sold. Distillate sales accounted for approximately 35%, 44% and 46% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively.

        We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2010, approximately 12% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®. In 2010, approximately 38% of the volume of diesel we sold to wholesale resellers was Diesel One®.

        Residual Oil.    We are one of three primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications. Residual oil sales accounted for approximately 5%, 5% and 4% of total sales for the years ended December 31, 2010, 2009 and 2008, respectively.

        We had one customer, ExxonMobil, who accounted for approximately 19%, 22% and 20% of our total sales for the years ended December 31, 2010, 2009 and 2008, respectively.

  Wholesale

        In the Wholesale segment, we sell gasoline, home heating oil, diesel, kerosene and residual oil to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors. In 2010, this segment accounted for approximately 93% of our total volume sold. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput, exchange or other supply agreements. Please read "—Storage."

        In 2010, we sold unbranded and Mobil-branded gasoline and diesel, including Diesel One®, to approximately 1,135 wholesalers and retail gasoline station operators, vehicles, fleet and marine users and other end users throughout the Northeast.

        We have marketing arrangements with two major suppliers of unbranded gasoline as well as two distillate suppliers in several northeastern states.

        In 2010, we sold home heating oil, including Heating Oil Plus™, to 1,076 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which currently uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as a vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2010, approximately 27% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2010, we sold residual oil to 19 wholesale distributors. Our Wholesale residual oil sales were accomplished through forward fixed price contracts or by using market-related prices, either posted prices or indexed prices, to reflect current market conditions.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas and renewable fuel to end user customers in the public sector and to large commercial and industrial end users. In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity as well as sales of Mobil-branded gasoline to end users. In 2010, this segment accounted for approximately 7% of our total volume sold.

        Our commercial end user customers also include Mobil-branded gasoline customers at our directly operated gasoline stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities, such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. Unlike our Wholesale segment, in our Commercial segment, we generally arrange the delivery of the product to the customer's designated location. We typically hire third-party common carriers to deliver the product. Please read "—Storage."

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2010, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire and Rhode Island. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

        A majority of the contracts in our bid business are for a term of one to three years. We offer both fixed and indexed price and volume contracts to customers. The majority of bid activity is priced using an indexed price with the index typically chosen by the issuing authority in its solicitation for the bid proposal. The indexed prices are usually referenced to one of five industry publications and/or the utilization of regulated exchanges.

        Our commercial customers also include cruise ships, dry and wet bulk carriers, fishing fleets and other marine vessels. We blend distillates and residual fuel to the customers' specifications at the terminal facility or on the barge and then deliver the resulting bunker fuel directly to the ship or barge.

        Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Other

        Our non-petroleum product sales primarily include convenience store sales at our directly operated stores and gas station rental income.

Supply

        Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. During 2010, we purchased an average of approximately 238,000 barrels per day of refined petroleum products from approximately 115 suppliers. In 2010, our top ten suppliers accounted for approximately 60% of our product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management." We obtain our convenience store inventory from traditional suppliers.

Commodity Risk Management

        Since we take title to the refined petroleum products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products. We endeavor to minimize commodity risk in connection with our daily operations. Generally, as we purchase and/or store refined petroleum products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot prices, fixed prices or at indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced between purchased volumes versus sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions or infrastructure disruptions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products on any day. Our general policy is not to hold refined petroleum products, futures contracts or other derivative products and instruments for the sole purpose of speculating on price change. While our policies are designed to minimize market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

        Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term "basis risk" is used to describe the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of commodity at a different time or place, including, without limitation, transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated, and basis exposure, particularly in backward markets (when prices for future deliveries are lower than current prices) or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. In 2010, we owned, leased or maintained dedicated storage facilities at 24 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 23 located throughout the Northeast that collectively have approximately 10.2 million barrels of storage capacity. We also have throughput, exchange or other supply agreements at more than 50 bulk terminals and inland storage facilities.

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

        Exchange agreements allow our customers to take delivery of product at a terminal or facility that is not owned or leased by us. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by our exchange partner from such party's facility or terminal, and we deliver the same volume of our product to such party (or to such party's customers) out of one of the terminals in our terminal network. Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

Competition

        We encounter varying degrees of competition based on product and geographic locations. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. In our core Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our Mobil-branded retail gas stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Environmental

  General

        Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. As part of our business, we own and operate various petroleum storage and distribution facilities and gas stations and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and gas stations and our business generally.

        Our operations also utilize a number of petroleum storage facilities and distribution facilities and gas stations that we do not own or operate, but at which refined petroleum products are stored. We utilize these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

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

        We currently own, lease or utilize storage or distribution facilities and gas stations where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators or make capital improvements to prevent future contamination.

        Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state laws. By way of summary, these regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that we are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act, and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

  Above Ground Storage Tanks

        Above ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws. Generally, these laws impose liability for releases and require secondary containment systems for tanks or that the operators take alternative precautions to ensure that no contamination results from tank leaks or spills. We believe we are in substantial compliance with environmental laws and regulations applicable to above ground storage tanks.

        The Oil Pollution Act of 1990 ("OPA") addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA. States in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in substantial compliance with regulations pursuant to OPA and similar state laws.

        Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure plans that are designed to prevent, and minimize the impacts of, releases of oil and oil products from above ground storage tanks. We believe we are in substantial compliance with these requirements.

  Underground Storage Tanks

        We are required to make financial expenditures to comply with regulations governing underground storage tanks which store gasoline or other regulated substances adopted by federal, state and local regulatory agencies. Pursuant to RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the federal Clean Air Act and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in substantial compliance with applicable environmental requirements, including those applicable to our underground storage tanks. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

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

  Air Emissions

        Under the federal Clean Air Act and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas ("GHG") emissions from various sources in the United States. At the federal level, legislation was introduced in Congress in 2007-2010 to reduce GHG emissions in the United States. Such or similar federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. In December of 2009, the EPA issued a final rule declaring that six GHGs, including carbon dioxide and methane, "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allowed the EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. In May 2010, the EPA issued a final "tailoring rule" that would regulate GHG emissions from large stationary sources such as power plants or industrial facilities. In addition, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. In December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries.

Under that agreement, the EPA intends to propose standards for power plants in July 2011 and for refineries in December 2011 and will issue final standards in May 2012 and November 2012, respectively. Numerous states, including many where we have operations, have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. A regional cap and trade program, referred to as the Regional Greenhouse Gas Initiative, began January 1, 2009, and is designed to stabilize and reduce GHG emissions from fossil fuel-fired power plants in many northeastern and mid-atlantic states. New federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

        On December 30, 2010 the EPA issued final rules under Subpart W of the Mandatory Greenhouse Gas Reporting Rule ("MRR"), which applies to petroleum and natural gas systems. Under Subpart W, any facility in a covered sector emitting more than 25,000 metric tones of carbon dioxide equivalent per year must monitor and report their GHG emissions to the EPA. Monitoring obligations under Subpart W became effective on January 1, 2011. Currently, Subpart W only covers onshore and offshore petroleum and natural gas production; onshore natural gas processing; underground natural gas storage; liquefied natural gas storage, import and export; and natural gas distribution. Because we are not engaged in production activities or natural gas distribution, we do not believe that we are currently subject to the requirements of MRR Subpart W. In addition, under Subpart MM, importers of petroleum products, including distillates, must report the GHG emissions that would result from the complete combustion of all imported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide per year. At this time, we believe that we may be subject to Subpart MM because we import a volume of petroleum products that may produce sufficient emissions to trigger a reporting obligation. We do not believe that compliance with the MRR will substantially impact our operations.

  Convenience Store Regulations

        Our convenience store operations are subject to extensive governmental laws and regulations that include, but are not limited to, legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility, as well as sanitation, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. In June 2009, Congress gave the Food and Drug Administration ("FDA"), broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"). Under the FSPTCA, the FDA has passed regulations that, among other things, prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos. Governmental actions and regulations, such as these, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our results of operations.

  Ethanol Market

        The market for ethanol is dependent on several economic incentives to use ethanol, including federal tax incentives, ethanol use mandates and oxygenate blending requirements. For instance, the

Renewable Fuels Standard ("RFS") requires that a certain amount of renewable fuels be utilized in the United States each year. Additionally, the EPA imposes oxygenate blending requirements for reformulated gasoline. The market for ethanol is also affected by the Volumetric Ethanol Excise Tax Credit ("blender's credit"), which provides a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol. The blender's credit was recently renewed until December 31, 2011. A reduction or waiver of the RFS mandate or the oxygenate blending requirements or the failure to extend the blender's credit could adversely affect the availability and pricing of ethanol, which could result in reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

        Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. According to EPA estimates, flex-fuel vehicles make up only 7.3 million of the 240 million vehicles on the nation's roads and there are only about 2,000 E85 pumps in the U.S. The USDA recently announced that it will provide financial assistance to help implement more "blender pumps" in the U.S. in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

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

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employed 286 full-time employees as of December 31, 2010. We believe we have good relations with our employees.

        Certain of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in 2011 and which we expect will be renewed in the ordinary course. Certain of Global Petroleum Corp.'s employees at the Revere, Massachusetts facility are also employed under a collective bargaining agreement that expires in 2011 and which we expect will be renewed in the ordinary course. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in May 2013 (with respect to Albany and Newburgh) and April 2011 (with respect to Glenwood Landing and Inwood and which we expect will be renewed in the ordinary course). Certain of the employees assigned to our terminal in Oyster Bay (Commander), New York are employed under a collective bargaining agreement that expired in May 2010. We have negotiated an agreement, in principle, with the Commander employees and expect that a successor collective bargaining agreement will be executed in the first quarter of 2011. One other employee at Commander is employed under a collective bargaining agreement that expires in 2011 and which we expect will be renewed in the ordinary course.

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

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution or maintain distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  competition from other companies that sell refined petroleum products and natural gas and renewable fuels in the Northeast;

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

A significant decrease in demand for refined petroleum products in the areas we serve would reduce our ability to make distributions to our unitholders.

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

        Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes stored, distributed and sold. As a result, we may experience declines in our margin if our volumes decrease.

Our financial condition and results of operations are influenced by increases and/or decreases in the prices of refined petroleum products which may adversely impact our margins, our customer's financial condition, contract performance, trade credit, as well as the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

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

        In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers on forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price. Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2010, our total debt was approximately $786.7 million. We have the ability to incur additional debt, including the capacity to borrow up to $1.15 billion under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 8 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

        Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 8 of Notes to Consolidated Financial Statements.

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

        The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law by the President on

July 21, 2010 and requires the Commodities Futures Trading Commission (the "CFTC") and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the Dodd-Frank Act. The Dodd-Frank Act may also require compliance with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

        The new legislation and any new regulations could significantly increase the cost of some derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of adverse market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

        Basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Erosion of the Mobil brand could have an adverse impact on our sales of Mobil-branded gasoline.

        We believe that the success of our acquisition of retail gas stations and supply rights from ExxonMobil may be dependent, in part, upon the continuing favorable reputation of the Mobil brand. Erosion of the value of the Mobil brand could have a negative impact on our gasoline sales, which in turn may cause our recent acquisition to be less profitable.

New technologies and alternative fuel sources could reduce demand for our gasoline products.

        Technological advances and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A reduction in demand for our gasoline products could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

The ethanol industry is highly dependent upon government usage mandates and tax credits. Changes to these mandates and/or tax credits could adversely affect the availability and pricing of ethanol and negatively impact our gasoline sales.

        Our ethanol purchasing, transporting, blending and sales activities subject us to various risks including operating risks, risks of supply disruption, commodity price fluctuations and changes in government mandates and regulations. The domestic market for ethanol is tied to federal mandates for blending ethanol with gasoline. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the blender's credit and the EPA's regulations on the RFS program. Any significant increase in production capacity beyond the RFS level may have an adverse impact on ethanol prices, and the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely. The blender's credit is currently authorized through December 31, 2011. A reduction or waiver of the RFS mandate or the failure to extend the blender's credit could adversely affect the availability and pricing of ethanol and our gasoline and ethanol sales.

We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.

        Where releases of refined petroleum products have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state (with respect to gas stations) and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

        Our retail gasoline and convenience store operations are characterized by a high volume of customer traffic and by transactions involving an array of products. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury, or products liability and other legal actions in the ordinary course of our retail gasoline and convenience store business. While these actions are generally routine in nature, incidental to the operation of business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely impacted. Additionally, we are occasionally exposed to industry-wide or class action claims arising from the products we carry or industry-specific business practices. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash available for distributions.

We depend upon a small number of suppliers for a substantial portion of our convenience store merchandise inventory. A disruption in supply or an unexpected change in our relationships with our principal merchandise suppliers could have an adverse effect on our convenience store results of operations.

        We purchase convenience store merchandise inventory from a small number of suppliers for our directly operated convenience stores. A change of merchandise suppliers, a disruption in supply or a significant change in our relationships with our principal merchandise suppliers could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We face intense competition in our purchasing, terminalling and storage activities. Competition from other providers of refined petroleum products and natural gas that are able to supply our customers with those products and services at a lower price could reduce our ability to make distributions to our unitholders.

        We are subject to competition from other refined petroleum product distributors and suppliers of natural gas and renewable fuels that may be able to supply our customers with the same or comparable products and terminalling and storage services on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources and control substantially greater storage capacity than we do. Our ability to compete could be harmed by factors including, but not limited to, price competition and the availability of alternative and less expensive fuels.

Energy efficiency, new technology and alternative fuels could reduce demand for our products and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        Increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, have adversely affected the demand for home heating oil and residual oil. Future conservation measures and technological advances in heating, conservation, energy generation or other devices might reduce demand and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of two bulk terminals that we operate exclusively for our business and maintain dedicated storage facilities at another eight bulk terminals. The agreements governing these arrangements are subject to expiration at various dates through 2019. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for a terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. (which entity is owned by Alfred A. Slifka and Richard Slifka). As of December 31, 2010, this facility accounted for approximately 21% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2014. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        We rely primarily on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, the majority of our assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.

        We are not fully insured against all risks incident to our business. Our operations are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures, disruptions in supply infrastructure or logistics and other events beyond our control. If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of our related operations.

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

Our terminalling operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

        The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and redelivery of refined petroleum products are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of greenhouse gases, might adversely affect our products and activities, including the storage of refined petroleum products, as well as waste management and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit carbon dioxide emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for refined petroleum products as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

        Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the Clean Air Act. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases, and Congress has recently considered various proposals to reduce GHG emissions. Many states and regions have adopted GHG initiatives. Please read "Item 1. Business—Environmental—Air Emissions."

        There are many regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA. The 2010 congressional mid-term elections, especially the loss of the Democratic majority in the House of Representatives, will probably change the EPA's approach in 2011 and beyond. Future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

        Our retail operations are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, pollution prevention, as well as laws and regulations relating to public safety and health. Certain of these laws and regulations may require assessment or remediation efforts. Retail operations with underground storage tanks ("USTs") are subject to federal and state regulations and legislation. Compliance with existing and future environmental laws regulating underground storage tanks may require significant capital expenditures and increased operating and maintenance costs. The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our gas stations may impact soil or groundwater and could result in fines or civil liability for us. We may be required to make material expenditures to modify operations, perform site cleanups or curtail operations.

We are subject to federal and state non-environmental regulations which could have an adverse effect on our convenience store business and results of operations.

        Our convenience store business is subject to extensive governmental laws and regulations that include, but are not limited to, legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility. Furthermore, state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of alcohol, tobacco and lottery products or to seek other remedies. A violation of or change in such laws and/or regulations could have an adverse effect on our convenience store business and results of operations.

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

        We depend on the services of our senior management team and other key personnel. The loss of the services of any member of senior management or key employee could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. Except with respect to certain of our named executive officers, neither we, our general partner nor any affiliate thereof entered into an employment agreement with, or, except for Eric Slifka, carry key man life insurance on, any member of our senior management team or other key personnel.

        All of the executive officers of our general partner perform services for certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC."

We depend on unionized labor for the operation of our terminals in Chelsea, Massachusetts and at certain of our terminals in New York and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

        Any work stoppages or labor disturbances by our unionized labor force at our facilities, including drivers at Chelsea, Massachusetts, could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, employees who are not currently represented by labor unions may seek representation in the future, and any renegotiation of collective bargaining agreements may result in terms that are less favorable to us.

We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business.

        We depend on our information technology ("IT") systems to manage numerous aspects of our business and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our business and competitive position to suffer and damage our reputation.

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

        As of March 8, 2011, affiliates of our general partner, including directors and executive officers of our general partner, owned 25% of our common units and our 1.06% general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

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

  •
  Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces distributable cash flow, or a capital expenditure for acquisitions or capital improvements, which does not, and determination can affect the amount of cash distributed to our unitholders.

  •
  In some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units voting is required to remove our general partner. As of March 8, 2011, affiliates of our general partner, including directors and executive officers of our general partner, own 25% of our common units.

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

        As of March 8, 2011, we had 21,580,563 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them.

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, our cash available for distribution to unitholders would be substantially reduced.

        The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

        Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as us to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

        Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced and, therefore, adversely affect the value of an investment in our units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation for state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the "qualifying income" exception for us to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether similar changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We have a subsidiary that is treated as a corporation for federal income tax purposes and subject to corporate-level income taxes.

        We conduct all or a portion of our operations of our end-user business through a subsidiary that is organized as a corporation. In addition, through Alliance, as its management agent, the corporation engages in the retail sale of gasoline and operates convenience stores with respect to certain of the stations we acquired from ExxonMobil and collects rents on personal property to dealers at other stations we acquired from ExxonMobil. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary is subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any IRS contest will reduce our cash available for distribution to unitholders.

        We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the tax positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, because the costs will be borne indirectly by our unitholders and our general partner, the costs of any contest with the IRS will result in a reduction in cash available for distribution.

Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

        Because unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us.

Tax gain or loss on the disposition of our common units could be more or less than expected.

        If a unitholder sells his common units, he will recognize a gain or loss equal to the difference between the amount realized and his tax basis in those common units. Because distributions to a unitholder in excess of the unitholder's allocable share of our net taxable income decreases the unitholder's tax basis in his common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to him if the common units are sold at a price greater than his tax basis in the common units, even if the price he receives is less than his original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to the unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our non-recourse liabilities, if a unitholder sells his units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their shares of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the gain from a unitholder's sale of common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative impact on the value of our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a "short seller" to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

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

We have adopted certain valuation methodologies for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many of the fair market value estimates of our assets ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

        A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

        We will be considered to have constructively terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two tax returns (and unitholders receiving two Schedule K-1s) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes but instead, we would be treated as a new partnership for federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby the IRS may allow a publicly traded partnership that has technically terminated to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2010, we conducted business in 16 states, some of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other states or non-U.S. countries in the future. It is the unitholder's responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

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

  Environmental

        In connection with the September 2010 acquisition of retail gas stations from ExxonMobil, we assumed certain environmental liabilities with respect to the Acquired Sites (as defined in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—ExxonMobil Acquisition"). Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. The assumed environmental liabilities include environmental remediation at approximately 70 of the Acquired Sites and future remediation activities at all sites required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. We believe that completion of the remediation efforts will not result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the June 2010 acquisition of the Warex Terminals, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million. We do not believe that completion of the remediation efforts will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded total environmental liabilities of approximately $1.2 million, of which approximately $0.8 million was paid by us through December 31, 2010. The remaining liability of $0.4 million was recorded as a current liability of $0.3 million and a long-term liability of $0.1 million at December 31, 2010. We have implemented the remedial action plans and do not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded total environmental liabilities of approximately $8.0 million. In June 2008, we submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. We responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, we changed our estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. Through December 31, 2010, we paid approximately $2.4 million and, at December 31, 2010, this liability had a balance of $2.8 million. In July 2009, NYDEC approved the remedial action work plan, and we signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. We do not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on our operations. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company ("Lyondell") and certain of its affiliates brought an action against us to recover payments totaling approximately $6.0 million made to us by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law. We believe that the payments were made by the affiliate in the ordinary course of both its and our business as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments. The litigation is in its early stages, and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

Item 4.    [Removed and Reserved]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 7, 2011 was $27.11. At the close of business on March 7, 2011, based upon information received from our transfer agent and brokers and nominees, we had 11,265 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit(a)
	High	Low
2010
Fourth Quarter	$27.79	$24.81	$0.5000	(b)
Third Quarter	25.42	21.27	0.4950
Second Quarter	23.10	18.00	0.4875
First Quarter	26.60	21.10	0.4875
2009
Fourth Quarter	$27.40	$18.51	$0.4875
Third Quarter	26.00	17.04	0.4875
Second Quarter	20.37	11.70	0.4875
First Quarter	14.50	8.58	0.4875

(a)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

(b)
The cash distribution for this quarter was paid on February 14, 2011 to unitholders of record on February 3, 2011.

        On December 9, 2009, our general partner entered into the Third Amended and Restated Agreement of Limited Partnership which amended the Second Amended and Restated Agreement of Limited Partnership, dated May 9, 2007, as amended, to: (i) replace the terms "operating surplus" and "adjusted operating surplus" with the term "distributable cash flow" and thereby eliminate the term "working capital borrowings," (ii) increase the minimum quarterly distribution, prospectively, from $0.4125 to $0.4625 per unit per quarter; and (iii) remove the provisions that previously permitted early conversion of a portion of the subordinated units and restate the provisions governing conversion of the subordinated units using distributable cash flow to test whether we have "earned" the minimum quarterly distribution.

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

        Conversion of Subordinated Units—Subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in our partnership agreement, all 5,642,424 subordinated units have converted to common units.

        We will make distributions of available cash from distributable cash flow for any quarter in the following manner: 98.94% to the common unitholders, pro rata, and 1.06% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the general partner based on the percentages as provided below.

        As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.94%	1.06%
First Target Distribution	$0.4625	98.94%	1.06%
Second Target Distribution	above $0.4625 up to $0.5375	85.94%	14.06%
Third Target Distribution	above $0.5375 up to $0.6625	75.94%	24.06%
Thereafter	above $0.6625	50.94%	49.06%

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Item 12, "Security Ownership of Certain Beneficial Owners and Management—Equity Compensation Plan Table."

Recent Sales of Unregistered Securities

        None. Please read Item 1, "Business—Recent Developments—Conversion of Subordinated Units" for information on the conversion of our subordinated units into common units.

Issuer Purchases of Equity Securities

        The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended December 31, 2010:

Period	Total Number Of Units Purchased	Average Price Paid Per Unit ($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2010	—	—	—	—
November 1 – November 30, 2010	33,900	25.98	33,900	215,809
December 1 – December 31, 2010	—	—	—	—

(1)
On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of meeting our general partner's anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner. We are authorized to acquire up to 445,000 of our common units in the aggregate, over an extended period of time, consistent with the general partner's obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

Item 6.    Selected Financial Data.

        The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$7,801.5	$5,818.4	$9,019.1	$6,757.8	$4,472.4
Cost of sales	7,634.8	5,668.6	8,899.3	6,630.8	4,359.2

Gross profit	166.7	149.8	119.8	127.0	113.2
Selling, general and administrative expenses	66.1	61.0	42.1	45.5	43.0
Operating expenses	47.8	35.0	31.8	27.7	22.2
Amortization expense	3.5	3.0	2.9	2.3	1.5

Total operating costs and expenses	117.4	99.0	76.8	75.5	66.7

Operating income	49.3	50.8	43.0	51.5	46.5
Interest expense	(22.3)	(15.2)	(20.8)	(17.4)	(11.9)
Other income	—	—	—	—	0.5
Gain on sale of investment(1)	—	—	—	14.1	—

Income before income tax expense	27.0	35.6	22.2	48.2	35.1
Income tax expense	—	(1.5)	(1.1)	(1.2)	(1.6)

Net Income	27.0	34.1	21.1	47.0	33.5
Less: General partner's interest in net income	(0.6)	(0.8)	(0.6)	(1.0)	(0.7)

Limited partners' interest in net income	$26.4	$33.3	$20.5	$46.0	$32.8

Basic net income per limited partner unit(2)	$1.61	$2.56	$1.57	$2.38	$2.46

Diluted net income per limited partner unit(2)	$1.59	$2.51	$1.57	$2.38	$2.46

Basic weighted average limited partner' units outstanding	16.3	13.0	13.1	12.4	11.3

Diluted weighted average limited partner' units outstanding	16.6	13.3	13.1	12.4	11.3

Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(87.2)	$(61.1)	$99.2	$(115.0)	$(54.5)
Investment activities	(263.0)	(9.1)	(11.5)	(136.5)	(12.4)
Financing activities	351.9	69.9	(88.9)	249.7	69.0
Other Financial Data:
EBITDA(5)	$72.4	$66.7	$58.1	$75.2	$51.5
Adjusted EBITDA(3)	72.4	66.7	58.1	61.1	51.5
Distributable cash flow(4)	46.0	45.4	34.1	38.6	36.0
Capital expenditures(5)	14.7	9.1	11.5	13.7	5.9
Cash distributions per limited partner unit(6)	1.96	1.95	1.95	1.87	1.72
Operating Data:
Normal heating degree days(7)	5,630	5,630	5,630	5,630	5,630
Actual heating degree days	5,049	5,656	5,426	5,656	5,007
Variance from normal heating degree days	(10)%	1%	(4)%	1%	(11)%
Variance from prior year actual degree days	(11)%	4%	(4)%	13%	(15)%
Total gallons sold (in millions)	3,650	3,404	3,550	3,288	2,486
Variance in volume sold from prior year	7%	(4)%	8%	32%	(7)%
Balance Sheet Data (at period end):
Cash and cash equivalents	$2.4	$0.6	$0.9	$2.1	$3.9
Property and equipment, net	422.7	159.3	162.0	161.7	31.7
Total assets	1,672.3	1,052.7	889.3	1,159.2	638.9
Total debt	786.7	533.8	433.5	496.2	272.3
Total liabilities	1,395.5	895.3	745.8	998.9	535.7
Equity	276.8	157.4	143.5	160.3	103.2

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007.

(2)
See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income per limited partner unit calculation.

(3)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA are non-GAAP financial measures which are discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to their most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA is EBITDA less the $14.1 million gain we realized on the sale of our investment in NYMEX Holdings, Inc. along with our NYMEX seats for the year ended December 31, 2007.

(4)
Distributable cash flow is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5)
Capital expenditures are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(6)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

(7)
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

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products in the Northeast. We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels (such as ethanol) to wholesalers, retailers and commercial customers in the New England states and New York. We own and supply fuel to 190 Mobil-branded retail gas stations (38 leased properties and 152 fee properties) in New England and supply Mobil-branded fuel to an additional 31 independently-owned stations. In 2010, we sold approximately $7.8 billion of refined petroleum products and small amounts of natural gas and renewable fuels. In addition, we had revenues of approximately $16.1 million, primarily from convenience store sales at our directly operated stores and gas station rental income.

        We purchase our refined petroleum products primarily from domestic and foreign refiners, major and independent oil companies and trading companies and sell these products in two segments, Wholesale and Commercial. Like most independent marketers of refined petroleum products, we base our pricing on spot physical prices and routinely use the NYMEX or other derivatives to hedge our commodity risk inherent in buying and selling energy commodities. Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations. We earn a margin by selling the product for physical delivery to third parties.

  Products and Operational Structure

        Our products primarily include unbranded and Mobil-branded gasoline, distillates and residual oil. We sell gasoline to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings. We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes. In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets. We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

        Our business is divided into three operating segments:

  •
  Wholesale.  This segment includes sales of unbranded and Mobil-branded gasoline, distillates, residual oil and small amounts of renewable fuels to retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.

  •
  Commercial.  This segment includes sales and deliveries of unbranded gasoline, distillates, residual oil and small amounts of natural gas and renewable fuels to end user customers in the public sector and to large commercial and industrial end user customers. In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms. Our commercial segment sales also include sales of Mobil-branded gasoline to end users at our directly operated gas stations. This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets generally by barges.

  •
  Other.  This segment includes convenience store, car wash and other ancillary sales and rental income from the Dealer Leased Sites (defined below). Please read "—ExxonMobil Acquisition."

        Our business is substantially comprised of purchasing, storing, terminalling and selling refined petroleum products. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In a backward market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins. See Part I, Item 1A, "Risk Factors," for additional information related to commodity risk.

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short term and in the long term. Our results of operations and financial condition depend, in part, upon the following:

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

  •
  Energy efficiency, new technology and alternative fuels could reduce demand for our products.  Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. Residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

  •
  Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, and increases and/or decreases in the prices of refined petroleum products may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates, as well as access to trade credit.  Results from our purchasing, storing, terminalling and selling operations are influenced by prices for refined petroleum products, pricing volatility and the market for such products. Prices in the overall forward market for refined petroleum products may impact our ability to execute advantageous purchasing opportunities. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In a backward market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins. When prices for refined petroleum products rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operation. Lastly, higher prices for refined petroleum products may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. In addition, when prices for refined petroleum products decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products at the then lower spot and/or retail market price. Furthermore, lower prices for refined petroleum products may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

  •
  Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.  Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the Volumetric Ethanol Excise Tax Credit (the "blender's credit") and the EPA's regulations on the Renewable Fuels Standard ("RFS") program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or the oxygenate blending requirements or the failure to extend the blender's credit could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. Please read Item 1, "Business—Recent Developments—Ethanol and Rail Expansion Project."

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

  ExxonMobil Acquisition

        On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (the "Acquisition"). The Acquisition was completed in multiple phases from September 8 through September 30, 2010.

        The following is a summary of the Acquisition and certain matters relating to our operation of the acquired assets and rights. Information regarding results and operations of the Sites (as defined below) prior to the Acquisition, including rents, real estate taxes, sales and salaries and benefits, is based on available information, including certain information provided by the seller.

        Assets Acquired and Liabilities Assumed—The Acquisition included the purchase of the following assets from ExxonMobil:

  •
  148 stations leased to and operated by dealers (the "Dealer Leased Sites"). 130 of the Dealer Leased Sites are located in Massachusetts, 9 are located in Rhode Island and 9 are located in New Hampshire. 124 of the Dealer Leased Sites are owned by us. 24 of the Dealer Leased Sites are leased by us pursuant to existing lease agreements with third-party landlords assigned to and assumed by us and subleased by dealers.

    Assuming we exercise available renewal terms, the leases with third-party landlords for the 24 Dealer Leased Sites leased by us expire between 2011 and 2033, with an average remaining lease term of approximately 12 years. The rent paid in 2009 for the 24 leased Dealer Leased Sites was approximately $1.6 million and approximately $360,000 was paid for real estate taxes. The real estate taxes paid in 2009 for the 124 owned Dealer Leased Sites was approximately $2.0 million. Subject to applicable rent increases under the terms of the leases for the 24 leased Dealer Leased Sites, and any real estate tax increases imposed by applicable taxing authority, we expect to incur comparable rent and real estate tax expenses in connection with the future operation of the Dealer Leased Sites.

    Each of the Dealer Leased Sites are leased or subleased, as applicable, to and operated by dealers pursuant to existing franchise agreements assigned to and assumed by us. The franchise agreements for the Dealer Leased Sites are generally for three-year terms with varying expiration dates and contain renewal terms pursuant to and governed by applicable federal laws. In 2009, the rents paid by dealers for the 148 Dealer Leased Sites were approximately $16.8 million. Subject to rent increases under the terms of the franchise agreements for the 148 Dealer Leased Sites, and any changes in rent contained in any renewal franchise agreements executed for the 148 Dealer Leased Sites, we expect to receive similar rents in connection with the future operation of the Dealer Leased Sites.

    From the Dealer Leased Sites, we receive revenues pursuant to the terms of the franchise agreements from (a) rent paid by the dealers, and (b) the wholesale supply of Mobil-branded gasoline and diesel fuel sold to the Dealer Leased Sites. All revenues at the Dealer Leased Sites relating to (a) the sale of Mobil-branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the account of the dealer who leases and operates the location. All station-level employees of each Dealer Leased Site are employees of the dealer who leases and operates the location.

  •
  42 stations directly operated by a management company as discussed below (the "Company Operated Sites" and, together with the Dealer Leased Sites, the "Acquired Sites"). Simultaneously with the Acquisition, the Company Operated Sites were transferred by us to GMG, our wholly owned subsidiary. 27 of the Company Operated Sites are located in Massachusetts, 6 are located in Rhode Island and 9 are located in New Hampshire. 28 of the Company Operated Sites are owned by GMG. 14 of the Company Operated Sites are leased by GMG pursuant to existing lease agreements with third-party landlords assigned to and assumed by GMG.

    Assuming exercise by GMG of available renewal terms, the leases with third-party landlords for the 14 Company Operated Sites leased by us expire between 2013 and 2038, with an average remaining lease term of approximately 12 years. The rent paid in 2009 for the 14 leased Company Operated Sites was approximately $1.5 million and approximately $330,000 was paid for real estate taxes. The real estate taxes paid in 2009 for the 28 owned Company Operated sites was approximately $728,000. Subject to applicable rent increases under the terms of the leases for the 14 leased Company Operated Sites, and any real estate tax increases imposed by applicable taxing authority, we expect to incur comparable rent and real estate tax expenses in connection with the future operation of the Company Operated Sites.

    All of the Company Operated Sites have convenience stores ranging in size from 900 to 3,900 square feet, 38 of which are operated under the On the Run flag (see "—Management Agreements"). 36 of the Company Operated Sites are open 24 hours per day. All of the Company Operated Sites are licensed lottery agents in their respective states. The 9 Company Operated Sites in New Hampshire are licensed to sell beer and wine. 20 of the Company Operated Sites have car washes on site. The Company Operated Sites averaged convenience store sales in 2009 of approximately $1.0 million per site.

    From the Company Operated Sites, we will receive revenues from (a) the wholesale supply of Mobil-branded gasoline and diesel fuel to the Company Operated Sites, (b) the sale of Mobil-branded gasoline and diesel fuel to retail end-users, and (c) convenience store, car wash and other ancillary sales. All station-level employees of a Company Operated Sites are employees of GMG's management agent, as discussed below.

  •
  The right to supply Mobil-branded fuel to an additional 31 stations that are owned and operated by independent dealers (the "Dealer Owned Sites" and, together with the Acquired Sites, the "Sites"). Each of the Dealer Owned Sites is supplied fuel pursuant to an existing supply agreement assigned to and assumed by us. 22 of the Dealer Owned Sites are located in Massachusetts, 7 are located in Rhode Island and 2 are located in New Hampshire. The supply agreements for the Dealer Owned Sites expire between 2011 and 2015, and we intend to pursue renewals of these agreements as they mature.

    From the Dealer Owned Sites, we will receive revenues solely from the wholesale supply of Mobil-branded gasoline and diesel fuel to the Dealer Owned Sites. All revenues at the Dealer Owned Sites relating to (a) the sale of Mobil-branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the benefit of the dealer who owns and operates the location. All station-level employees of each Dealer Operated Site are employees of the independent dealer who owns the location.

    In 2009, the Dealer Owned Sites, together with the Dealer Leased Sites, sold approximately 275 million gallons of gasoline and diesel fuel. Also in 2009, the Company Operated Sites sold approximately 95 million gallons of gasoline and diesel fuel.

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

        We contemplate potential sales of Acquired Sites to franchise dealers and other third parties, and the possible lease of Acquired Sites to commissioned agents. A "commissioned agent" is a person who leases and operates the convenience store as an independent operator, with all convenience store revenues for the agent's account. In addition, the agent receives a commission on a per gallon basis for the sale of fuel products owned, priced and sold by us.

        Brand Fee Agreement—In connection with the Acquisition, we and ExxonMobil entered into a 15-year Brand Fee Agreement (the "BFA"), which entitles us to (a) operate each of the Company Operated Sites under the Mobil-branded trade name and related trade logos (the "Mobil Flag"), (b) allow the Dealer Leased Sites and the Dealer Owned Sites to be operated under the Mobil Flag, (c) subject to ExxonMobil's approval, brand additional service stations (whether company operated, dealer leased or dealer owned) in Massachusetts, Rhode Island, New Hampshire, Maine and Vermont (collectively, the "BFA States") under the Mobil Flag, and (d) supply Mobil-branded motor fuel to the Sites and other Mobil-branded stations in the BFA States. We are responsible for complying and ensuring compliance by all third parties purchasing Mobil-branded motor fuel from us within the BFA States, with all of ExxonMobil's branded facility requirements, brand image specifications and restrictions and minimum service standards with respect to the use of the Mobil Flag and the sale of Mobil-branded motor fuel. In addition, on and after June 1, 2011, we will have similar rights and responsibilities with respect to the Exxon branded trade name and related trade logos (the "Exxon Flag") in the BFA States.

        We are responsible for securing our own wholesale fuel supply, including sourcing and delivery of motor fuel and ExxonMobil proprietary additives, arranging for storage and distribution at and from bulk storage facilities and installing any necessary additive injection systems, and providing dispatch and distribution systems for delivery of fuel to the Sites and any other Mobil-branded station supplied by us in the BFA States during the term of the BFA. We are also responsible for ensuring that any Mobil-branded motor fuel distributed by us within the BFA States meets ExxonMobil's specifications and quality assurance requirements for Mobil-branded motor fuel, as such specifications and requirements may be changed by ExxonMobil from time to time, as well as all applicable federal, state and local laws and regulations. Except for a brief transition period, ExxonMobil will not supply motor fuels to us within the BFA States. The Acquisition did not include any of ExxonMobil's existing supply arrangements, terminal assets, rolling stock or other storage and distribution system components.

        Securing wholesale fuel supply is part of our core business. Our products come from some of the major energy companies in the world. Cargos are sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. During 2010, we purchased an average of approximately 238,000 barrels per day of refined petroleum products from approximately 115 suppliers. In 2010, our top ten suppliers accounted for approximately 60% of product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis.

        We will utilize our existing terminal network to supply the Sites. This terminal network includes bulk terminals owned by us or at which we maintain dedicated storage as well as throughput or exchange agreements at other bulk terminals. Throughput arrangements allow storage of product at terminals owned by others. We can load product at these terminals, and pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Exchange agreements also allow us to take delivery of product at a terminal or facility that is not owned or leased. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we receive product that is owned by the exchange partner from such party's facility or terminal, and we deliver the same volume of product to such party out of one of the terminals in our terminal network. Initially, we intend to supply the Sites pursuant to throughput agreements at two bulk terminals and an exchange agreement at one bulk terminal, each of which currently have the necessary Mobil proprietary additive available. We can supply the Sites using additional bulk terminals in our terminal network, subject to potential modifications to accommodate the storage and injection of Mobil proprietary additive as required by the BFA. Consistent with our other operations, the bulk supply required for the Sites and other locations supplied pursuant to the BFA are substantially hedged through futures contracts and swap agreements.

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

        ExxonMobil has agreed to provide credit card processing services for the Sites and any other stations Mobil-branded or supplied by us in the BFA States pursuant to the BFA. We are responsible for providing our own marketing and promotion efforts in support of the Mobil and Exxon brands within the BFA States. We expect to benefit from national promotions of the Mobil (and, after June 1, 2011, Exxon) brand by ExxonMobil. We are responsible for providing our own customer service operations to respond to consumer complaints or concerns regarding the operation of the Sites and other stations Mobil-branded or supplied by us under the BFA. In addition, ExxonMobil operates and offers a variety of incentive and rebate programs for franchise dealers and other wholesale distributors which, prior to the Acquisition, were available to the Sites. Under the BFA, these programs are not available to us, and we will be responsible for developing, offering and administering any such program we wish to offer to any of the Sites.

        Pursuant to the BFA, we also have the ability to provide Mobil-branded fuels to other authorized Mobil distributors in the BFA States. As of March 1, 2011, we began supplying several such distributors, including Alliance. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence."

        Management Agreements—In connection with the Acquisition, Global Companies LLC and GMG entered into Facilities Management Agreements (each, a "Management Agreement") with Alliance with respect to all of the Sites. Alliance is approximately 95% owned by members of the Slifka family, who also own our general partner. Each Management Agreement is for an initial term continuing through September 30, 2013. Either party to each Management Agreement may extend the term for consecutive additional one-year terms by giving written notice of its election to extend the term not less than 24 months prior to the expiration of the then current term, subject to the parties' mutual agreement on the management fee for such extension.

        Pursuant to the Management Agreements, Alliance will supervise and direct the day-to-day management and operations of the Sites for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Alliance will manage the operations of the Sites in accordance with annual budgets to be approved by Global Companies LLC and GMG, respectively. In addition to the annual management fee, Global Companies LLC and GMG are responsible for reimbursing Alliance for certain direct overhead expenses related to the operations of the Sites, including costs relating to the employees directly employed to manage and operate the Sites and a portion of the costs relating to certain administrative personnel of Alliance as may be approved by Global Companies LLC and/or GMG, in accordance with the Management Agreements and the approved annual budgets. In the event that the number or type of Mobil or Exxon branded stations in the BFA States changes, the annual management fee and reimbursed direct overhead expenses may be adjusted as the parties mutually agree.

        In connection with the Acquisition, all of ExxonMobil's station-level employees at the Company Operated Sites and ExxonMobil's 13 field supervisory and support employees responsible for the Sites were hired by Alliance. The aggregate cost of salary and benefits in 2009 for station-level employees at the Company Operated Sites was approximately $9.5 million, exclusive of field supervisory and support employees. As we may operate the Company Operated Sites in a manner different than ExxonMobil, the aggregate cost of salary and benefits for station-level employees at the Company Operated Sites may be greater or less than the amounts incurred by ExxonMobil. All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees are the responsibility of Alliance. Pursuant to the Management Agreements, Alliance is required to indemnify Global Companies LLC and GMG from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance's performance of its responsibilities under the

Management Agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance of any provision of the Management Agreements. Alliance's aggregate liability is capped at $5.0 million, over and above the utilization of any and all insurance proceeds.

        In addition, pursuant to the Management Agreements, Alliance is providing certain accounting, tax, information technology, legal, maintenance, environmental and regulatory, dispatch, credit, human resource, construction and other services not acquired as part of the Acquisition. Additional accounting, tax, information technology, legal, environmental and regulatory, credit and other services not acquired as part of the Acquisition and not otherwise provided by Alliance pursuant to the Management Agreements will be provided by us. In addition, we will be solely responsible for providing all necessary employees and services relating to any wholesale fuel supply, including sourcing and delivery of physical product and ExxonMobil proprietary additives, and arranging for storage at and distribution from bulk storage facilities and installing any necessary additive injection systems, as these services were not acquired as part of the Acquisition. The ExxonMobil employees who previously provided the services being provided by us with respect to these activities were not available for hire as part of the Acquisition.

        Alliance, as management agent for GMG, has obtained the right to continue operating 38 of the Company Operated Sites under the current On the Run convenience store brand, as the Acquisition did not include ExxonMobil's rights to use this brand name. We have the right to rebrand the convenience stores at the Company Operated Sites to another brand in the future. In addition, we did not acquire any of ExxonMobil's existing supply contracts with convenience store vendors, and we have entered into new arrangements with suppliers to stock the convenience stores at the Company Operated Sites. Subject to approval under the BFA, dealers at Dealer Leased Sites and at Dealer Owned Sites are responsible for obtaining any necessary rights to any convenience store brand name for these sites as well as entering into any desired supply contracts with convenience store vendors directly.

        Other ExxonMobil Relationships—ExxonMobil has long-term throughput contracts with us for the use of five refined petroleum products terminals acquired from ExxonMobil in 2007. We supply refined petroleum products to ExxonMobil at four of these terminals. ExxonMobil is also a supplier of refined petroleum products to us at other locations. ExxonMobil accounted for approximately 19%, 22% and 20% of our consolidated sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) selling, general and administrative expenses ("SG&A"), (4) operating expenses, (5) degree days, (6) net income per diluted limited partner unit, (7) EBITDA and (8) distributable cash flow.

  Net Product Margin

        We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, small amounts of natural gas and renewable fuels and convenience store sales and gas station rental income. Product costs include the cost of acquiring the refined petroleum products, natural gas and renewable fuels that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale. We also look at net product margin on a per unit basis (net product margin divided by volume). Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

  Gross Profit

        We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales. Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil and small amounts of natural gas and renewable fuels. Product costs include the cost of acquiring the refined petroleum products, natural gas and renewable fuels that we sell and all associated costs to bring such products to the point of sale.

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

  Operating Expenses

        Operating expenses are costs associated with the operation of the terminals and gasoline stations used in our business. Lease payments and storage expenses, maintenance and repair, utilities, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses. These expenses remain relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

  Years Ended December 31, 2010, 2009 and 2008

        In September 2010, we acquired 190 Mobil-branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island. Additionally, we acquired the right to supply Mobil-branded gasoline and diesel fuel to such stations and to 31 Mobil-branded stations that are owned and operated by independent dealers. The Acquisition expands our wholesale supply business and adds vertical integration to our transportation fuel business. Please read "Overview—ExxonMobil Acquisition" for a discussion of the transaction.

        In June 2010, we completed our acquisition of the Warex Terminals (three refined petroleum products terminals located in Newburgh, New York). We believe the acquisition strengthens our presence along the Hudson River in southeastern New York and enhances terminal operating efficiencies with our neighboring facility.

        In addition, in October 2010, we completed an ethanol and rail expansion project that adds 180,000 barrels of ethanol storage at our refined petroleum product terminal in Albany, New York. The project includes modifications that enable the terminal to schedule the delivery of 80-car trains of ethanol and allows ethanol to be shipped directly on a single rail line from the Midwest. Beyond supplying our own business, we further invested in our Albany terminal by installing a marine vapor recovery system for barge/vessel-loading of ethanol and gasoline at the dock, and expanding the rack to allow for additional ethanol and gasoline sales. We believe the supply efficiencies gained through this project position us to be a premier cost effective supplier of gasoline and ethanol to the Northeast. In a separate and complementary project, we are converting two distillate storage tanks to gasoline storage at the Albany facility. These initiatives, combined with the return to service of three previously out-of-service tanks, increased the total storage capacity of our Albany terminal to approximately 1.2 million barrels, up from 737,000 barrels when we acquired the terminal in May 2007.

        During the year ended December 31, 2010:

  •
  Refined petroleum product prices increased during 2010 compared to 2009.

  •
  Our aggregate volume of product sold increased by approximately 7% for 2010 compared to 2009 primarily due to our gasoline business.

  •
  We expensed credit losses of approximately $1.1 million.

  •
  Temperatures for 2010 were 10% warmer than normal and 11% warmer than 2009.

  •
  We believe heating oil conservation and consumption continued during 2010.

  •
  We believe our results for the fourth quarter 2010 were negatively impacted due, in part, to adverse market conditions and fewer advantageous purchasing opportunities primarily in our distillates business. Although these factors continue to affect our business at the present time, we do not believe they are of a long-term nature. We believe that these market conditions and fewer purchasing opportunities did not adversely impact the performance of our gasoline business including the recent acquisition of retail gas stations and supply rights from ExxonMobil.

        During 2009, we optimized our terminal network by initiating organic expansion and other projects, primarily in Albany, New York, Oyster Bay, New York and Linden, New Jersey. These projects added approximately 1.3 million barrels of storage capacity, broadening the depth and breadth of our strategic asset base.

        During the year ended December 31, 2009:

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

  •
  We expensed credit losses of approximately $2.2 million.

  •
  We believe heating oil conservation continued during 2009 even though prices declined.

  •
  We believe the overall economic conditions affected our distillates and gasoline results.

  •
  We continued to experience a decline in our residual oil sales and volumes.

        In 2008, we expanded our presence in Providence, Rhode Island. We entered into two separate sublease agreements in November 2007 for land located at the Port of Providence. In January 2008, the terminal at one parcel opened for business and has storage capacity of 244,000 barrels for distillates. In November 2008, the terminal at the other parcel opened for business and has storage capacity of 230,000 barrels for refined petroleum products. These facilities will enable us to more effectively supply existing wholesale and commercial customers across Rhode Island and southeastern Massachusetts and cultivate new customers in the region.

        In 2008, we experienced higher revenues and higher gasoline sales volumes, primarily due to our 2007 acquisitions of five refined petroleum products terminals from ExxonMobil. Refined petroleum product and natural gas prices were higher during the first nine months of the year and generally peaked in July of 2008 before dramatically decreasing during the fourth quarter as evidenced in the table below.

        During the year ended December 31, 2008:

  •
  We believe increasing refined petroleum product prices for most of 2008 contributed to:

  •
  higher financing costs as a result of increased borrowings to finance inventory;

  •
  the conversion or temporary switching by dual-fuel users by primarily commercial customers to other products (primarily natural gas) from residual fuel and heating oil; and

  •
  energy conservation.

  •
  A decrease in market demand for distillates and residual oil due to energy conservation and higher refined petroleum product prices for most of 2008 led to lower volumes sold and lower margins.

  •
  Adverse market conditions in our markets, including volatility and backwardation, led to lower margins and intensified competition from other wholesalers.

  •
  Temperatures were 4% warmer than normal for 2008 as measured by aggregate heating degree days.

  •
  We expensed credit losses of approximately $660,000.

  •
  We had fewer fixed priced sales of heating oil in 2008.

  •
  During the first quarter of 2008, the opportunistic conversion of certain gasoline markets to ethanol put us in a temporarily disadvantaged competitive position while our terminal infrastructure was being converted.

  •
  Temporary logistical supply issues related to rail capacity adversely affected the performance of our Burlington, Vermont facility.

        The following table provides the percentage increases (decreases) in refined petroleum product and natural gas prices at the end of each quarter in 2010 as compared to each comparable quarter in 2009 and at the end of each quarter in 2009 as compared to each comparable quarter in 2008:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)
2010 compared to 2009
At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%

At June 30, 2009	$1.72	$1.90	$1.49	$0.62
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
Change	15%	8%	8%	21%

At September 30, 2009	$1.80	$1.73	$1.50	$0.54
At September 30, 2010	$2.24	$2.04	$1.74	$0.62
Change	24%	18%	16%	15%

At December 31, 2009	$2.12	$2.05	$1.71	$1.07
At December 31, 2010	$2.54	$2.45	$1.86	$0.76
Change	20%	19%	9%	(29%)

2009 compared to 2008
At March 31, 2008	$3.05	$2.62	$1.73	$1.53
At March 31, 2009	$1.34	$1.40	$0.95	$0.62
Change	(56%)	(47%)	(45%)	(59%)

At June 30, 2008	$3.90	$3.50	$2.65	$2.06
At June 30, 2009	$1.72	$1.90	$1.49	$0.62
Change	(56%)	(46%)	(44%)	(70%)

At September 30, 2008	$2.86	$2.48	$1.99	$1.13
At September 30, 2009	$1.80	$1.73	$1.50	$0.54
Change	(37%)	(30%)	(25%)	(52%)

At December 31, 2008	$1.41	$1.01	$0.85	$1.13
At December 31, 2009	$2.12	$2.05	$1.71	$1.07
Change	50%	103%	101%	(5%)

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

(3)
Source: Platts Gas Daily Report (Tennessee zone delivered)

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit data):

	Years Ended December 31,
	2010	2009	2008
Net income	$27,038	$34,134	$21,055
Net income per diluted limited partner unit(1)	$1.59	$2.51	$1.57
EBITDA(2)	$72,437	$66,660	$58,132
Distributable cash flow(3)	$46,035	$45,433	$34,061
Wholesale Segment:
Volume (gallons)	3,377,351	3,177,574	3,348,238
Sales
Gasoline	$4,554,046	$2,954,461	$4,469,783
Distillates	2,680,729	2,467,883	4,044,039
Residual oil	39,353	32,803	75,358

Total	$7,274,128	$5,455,147	$8,589,180
Net product margin(4)
Gasoline	$64,677	$40,706	$36,451
Distillates	80,948	95,098	70,045
Residual oil	9,398	9,430	11,671

Total	$155,023	$145,234	$118,167
Commercial Segment:
Volume (gallons)	273,090	226,193	202,088
Sales	$511,326	$363,264	$429,943

Net product margin(4)	$18,438	$15,410	$11,835
All Other:
Sales	$16,105	$—	$—

Net product margin(4)	$8,885	$—	$—
Combined sales and net product margin:
Sales	$7,801,559	$5,818,411	$9,019,123

Net product margin(4)	$182,346	$160,644	$130,002
Depreciation allocated to cost of sales	15,628	10,816	10,211

Combined gross profit	$166,718	$149,828	$119,791

Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,049	5,656	5,426
Variance from normal heating degree days	(10)%	1%	(4)%
Variance from prior period actual heating degree days	(11)%	4%	(4)%

(1)
See Note 2 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.

(2)
EBITDA is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

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

        The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2010	2009	2008
Reconciliation of net income to EBITDA:
Net income	$27,038	$34,134	$21,055
Depreciation and amortization and amortization of deferred financing fees	23,089	15,909	15,126
Interest expense	22,310	15,188	20,799
Income tax expense	—	1,429	1,152

EBITDA	$72,437	$66,660	$58,132

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(87,194)	$(61,129)	$99,220
Net changes in operating assets and liabilities and certain non-cash items	137,321	111,172	(63,039)
Interest expense	22,310	15,188	20,799
Income tax expense	—	1,429	1,152

EBITDA	$72,437	$66,660	$58,132

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Years Ended December 31,
	2010	2009	2008
Reconciliation of net income to distributable cash flow:
Net income	$27,038	$34,134	$21,055
Depreciation and amortization and amortization of deferred financing fees	23,089	15,909	15,126
Maintenance capital expenditures	(4,092)	(4,610)	(2,120)

Distributable cash flow	$46,035	$45,433	$34,061

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(87,194)	$(61,129)	$99,220
Net changes in operating assets and liabilities and certain non-cash items	137,321	111,172	(63,039)
Maintenance capital expenditures	(4,092)	(4,610)	(2,120)

Distributable cash flow	$46,035	$45,433	$34,061

  Consolidated Sales

        Our total sales for 2010 increased by $1,983.1 million, or 34%, to $7,801.5 million compared to $5,818.4 million for 2009. The increase was driven primarily by higher refined petroleum product and natural gas prices for 2010 compared to 2009. Our aggregate volume of product sold increased by approximately 246 million gallons, or 7%, to 3,650 million gallons. The increase in volume primarily includes an increase of approximately 424 million gallons in gasoline due, in part, to our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil. The increase in volume sold was offset by a decrease of 195 million gallons in distillates attributable to warmer temperatures during 2010 compared to 2009, increased competition in the marketplace, continued conservation, economic conditions and fewer advantageous purchasing opportunities. The number of actual heating degree days decreased 11% to 5,049 for 2010 compared to 5,656 for 2009. Our gross profit for 2010 was $166.7 million, an increase of $16.9 million, or 11%, compared to $149.8 million for 2009, due primarily to strong unit margins for gasoline offset by lower unit margins in distillate products.

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

  Wholesale Segment

        Gasoline. Wholesale gasoline sales for 2010 were $4,554.0 million compared to $2,954.5 million for 2009. The increase of $1,599.5 million, or 54%, was due primarily to our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil, as well as to higher gasoline prices and an increase in gasoline volume sold compared to 2009. The increase in gasoline volume was primarily due to our 2010 acquisitions. Our net product margin from gasoline sales increased by $24.0 million to $64.7 million for 2010 compared to $40.7 million for 2009. This increase was primarily attributable to improved unit margins and the increase in gasoline volume sold for 2010 compared to 2009.

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

        Distillates. Wholesale distillate sales for 2010 were $2,680.7 million compared to $2,467.8 million for 2009. The increase of $212.9 million, or 9%, was primarily due to increased refined petroleum product prices. We experienced a 14% decrease in volume sold for 2010 compared to 2009 due to warmer temperatures, increased competition in the marketplace, continued conservation and economic conditions. Primarily for the same reasons as well as to fewer advantageous purchasing opportunities, our net product margin from distillate sales decreased by 15% to $80.9 million for 2010 compared to $95.1 million for 2009.

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

        Residual Oil. Wholesale residual oil sales for 2010 were $39.4 million compared to $32.8 million for 2009. The increase of $6.6 million, or 20%, was primarily due to the increase in refined petroleum product prices compared to 2009. We experienced a 15% decrease year over year in residual oil volume sold, primarily due to warmer temperatures, continued conservation, challenging economic conditions, system conversions and fuel switching due to the comparative price advantage of natural gas over residual oil. Our net product margin contributions from residual oil sales was flat at $9.4 million for 2010 and 2009.

        Wholesale residual oil sales for 2009 were $32.8 million compared to $75.4 million for 2008. The decrease of $42.6 million, or 56%, was primarily due to significantly lower refined petroleum product prices for most of 2009 compared to 2008 and a decrease in volume sold. The decrease in volume sold was the result of continued conservation, economic conditions and conversion and fuel switching related to the decrease in natural gas prices compared to residual oil prices. Our net product margin contribution from residual oil sales decreased by $2.2 million, or 19%, to $9.4 million for 2009 compared to $11.7 million for 2008 due to a decrease in volume sold and intensified competition in the marketplace.

  Commercial Segment

        In our Commercial segment, residual oil accounted for approximately 51%, 61% and 67% of total commercial volume sold in 2010, 2009 and 2008, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total volume sold. Commercial residual oil sales increased by approximately 22% due to increased refined petroleum product prices for 2010 compared to 2009. We attribute the decrease in volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

        Commercial residual oil sales and volume sold for 2009 decreased by 21% and 2%, respectively, compared to 2008. We attribute the decreases in sales and volume sold to the competitive pricing from natural gas and reductions in production by certain industry participants in our markets.

  All Other Segment

        This segment consists primarily of convenience stores sales at our directly operated stores and gas station rental income which generated approximately $16.1 million, or 0.21%, of our total sales for the year ended December 31, 2010.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $5.1 million, or 8%, to $66.1 million for 2010 compared to $61.0 million for 2009. The increase was primarily due to increases of $5.0 million in overhead (including information technology, natural gas personnel and project management), $3.0 million in bank fees and amortization of deferred financing fees largely related to the expansions of our bank facilities, $0.8 million in management fees to Alliance, $0.6 million in costs associated with the expansion of our natural gas operations and $0.3 million in various other SG&A expenses. The increase in SG&A expenses also included one-time increases of $1.4 million in legal, consulting and other expenses related to the FTC's regulatory review of our acquisition of the Warex Terminals and $0.8 million of one-time acquisition costs associated with the September 2010 acquisition of retail gas stations and supply rights from ExxonMobil. The increase in SG&A expenses was offset by decreases of $5.8 million in incentive compensation and $1.1 million in bad debt accruals.

        SG&A expenses for 2009 increased by approximately $18.9 million to $61.0 million compared to $42.1 million for 2008. We had increases in variable SG&A expenses of approximately $7.7 million in bonuses and $1.9 million in bad debt accruals and credit collections. Increases in other variable SG&A expense for 2009 included $3.6 million in project development and due diligence costs which are generally one-time in nature. Included in the $3.6 million are some enhancements we made in our information technology infrastructure, including implementing an enterprise-wide system that provides improved access to information about hedging activities, inventory, scheduling, pricing and sales activities.

        The increase in SG&A expenses in 2009 was also due to increases of approximately $1.2 million in compensation costs on our long-term incentive plan, $0.9 million in salaries, $0.9 million in costs associated with the expansion of our natural gas operations, $0.6 million in professional and consulting fees, $0.5 million in bank fees, $0.4 million in building and computer rent expenses, $0.4 million in franchise taxes and $2.4 million in various other SG&A expenses. The increase in SG&A expenses was offset by a $1.5 million curtailment gain associated with the pension plan freeze.

  Operating Expenses

        Operating expenses increased by $12.8 million, or 36%, to $47.8 million for 2010 compared to $35.0 million for 2009. The increase was primarily due to $8.3 million in expenses related to the retail gas stations acquired from ExxonMobil, $2.4 million in expenses related to the Warex Terminals and $2.0 million in various other operating expenses.

        Operating expenses were $35.0 million for 2009 compared to $31.8 million for 2008. Operating expenses for 2008, however, included an offset of $2.8 million due to a change in estimate of our remediation obligations under a proposed remedial action work plan submitted by us to NYDEC related to our Albany, New York terminal. If not for the $2.8 million offset, operating expenses for

2008 would have been approximately $34.6 million. The increase in 2009 operating expenses was primarily due to increased costs of approximately $1.7 million related to our leased storage facility in Oyster Bay (Commander) New York, offset by decreases of $1.0 million in cost savings related to the non-renewal of the terminal lease in New Haven, Connecticut and $0.3 million in other operating expenses.

  Amortization Expense

        Amortization expense related to our intangible assets was $3.5 million, $3.0 million and $2.9 million for 2010, 2009 and 2008, respectively. The increase of $0.5 million in 2010 compared to 2009 was primarily the result of amortization related to intangible assets recognized as part of the 2010 acquisitions.

  Interest Expense

        Interest expense for 2010 increased by $7.1 million, or 47%, to $22.3 million compared to $15.2 million for 2009. The increase was primarily attributable to higher average balances on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable reflecting increased refined petroleum product prices. Also, we had additional borrowing costs as a result of the acquisitions of the Warex Terminals and the retail gas stations and supply rights from ExxonMobil. In addition, the costs of borrowings under our credit agreement were increased in connection with the May 14, 2010 and August 18, 2010 amendments to the credit agreement.

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

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital increased by $150.7 million to $445.9 million at December 31, 2010 compared to $295.2 million at December 31, 2009 primarily as a result of the public offerings discussed below.

        On February 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $6.5 million for the fourth quarter of 2009. On May 14, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.5 million for the first quarter of 2010. On August 13, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.5 million for the second quarter of 2010. On November 12, 2010, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $8.6 million for the third quarter of 2010.

        On March 19, 2010, we completed a public offering of 3,910,000 common units at a price of $22.75 per common unit. Net proceeds were approximately $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our credit agreement.

        On June 30, 2010, we completed our acquisition of the Warex Terminals for cash consideration of approximately $46.0 million plus the assumption of certain environmental liabilities.

        On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million plus the assumption of certain environmental liabilities.

        On November 16, 2010, we completed a public offering of 1,955,000 common units at a price of $25.57 per common unit. Net proceeds were approximately $47.7 million, after deducting approximately $2.3 million in underwriting fees and offering expenses.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2010 are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations(1)	$832,600	$200,420	$537,156	$95,024	$—
Operating lease obligations(2)	70,970	17,285	28,742	8,089	16,854
Capital lease obligations	884	280	230	132	242
Other long-term liabilities(3)	300,505	32,847	66,112	66,344	135,202

Total	$1,204,959	$250,832	$632,240	$169,589	$152,298

(1)
Includes principal and interest on our working capital revolving credit facility at December 31, 2010 and assumes a ratable payment through the expiration date. The credit agreement has a contractual maturity of May 14, 2014 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)
Includes operating lease obligations with related parties and gas station leases.

(3)
Includes amounts related to the 15-year BFA. Please read "—ExxonMobil Acquisition—Brand Fee Agreement" and minimum freight requirements on the transportation of ethanol to our Albany, New York terminal.

        In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2010. Pricing is based on spot prices at the time of purchase. Please read Note 13, Commitments and Contingencies, of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our operations require investments to expand, upgrade and enhance existing operations, and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $4.1 million, $4.6 million and $2.1 million in maintenance capital expenditures for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity. We had approximately $258.9 million, $4.5 million and $9.4 million in expansion capital expenditures for the years ended December 31, 2010, 2009 and 2008, respectively. Specifically, for 2010, expansion capital expenditures included approximately $248.3 million in acquisitions including $202.3 million for the purchase of retail gas stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals. In addition, we had $10.6 million in expansion capital expenditures which consisted of $7.7 million in expenditures related to our Albany, New York terminal, $1.8 million in terminal and computer equipment at the Warex Terminals, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.6 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows. The $7.7 million in expenditures related to our Albany terminal include costs related to our terminal and rail ethanol expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the continuing effort to convert two distillate storage tanks to gasoline.

        In 2009, expansion capital expenditures included approximately $3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our leased storage facility in Long Island, New York and $0.2 million in other expansion capital expenditures.

        In 2008, expansion capital expenditures included approximately $6.4 million in costs primarily related to the second phase of construction of our terminal in Providence, Rhode Island, $1.2 million related to conversion expenditures to handle ethanol-based gasoline and $1.8 million in other expansion capital expenditures primarily related to additional terminal equipment at the Albany and Newburgh, New York and Burlington, Vermont terminals.

        We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely affect our cash flow. A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

  Cash Flow (in thousands)

	Years Ended December 31,
	2010	2009	2008
Net cash (used in) provided by operating activities	$(87,194)	$(61,129)	$99,220
Net cash used in investing activities	$(262,997)	$(9,062)	$(11,510)
Net cash provided by (used in) financing activities	$351,890	$69,908	$(88,875)

        Cash flow from operating activities generally reflects our net income, depreciation and amortization levels, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

        Net cash used in operating activities was $87.2 million for the year ended December 31, 2010 compared to $61.2 million for year ended December 31, 2009, for a year-over-year increase in cash used in operating activities of $26.1 million.

        During the year ended December 31, 2010, we experienced increases in refined petroleum products prices, and we funded additional working capital requirements due to our acquisitions of the Warex Terminals and retail gas stations and supply rights from ExxonMobil. As a result, for the year ended December 31, 2010 compared to the year ended December 31, 2009, we had increases of $217.1 million in accounts receivable, $120.9 million in inventories and $200.0 million in accounts payable. Net cash used in operating activities was offset by $27.0 million in net income.

        In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories. Specifically, in 2010, the contracts supporting our forward fixed price hedge program required margin payments of $10.8 million to the NYMEX due to market direction, while similar hedging activity in 2009 provided funds from the NYMEX of $171.9 million.

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

        During 2008, refined petroleum product prices were higher for most of the year and declined significantly during the fourth quarter, thereby causing the carrying values of our accounts receivable, inventories and accounts payable at December 31, 2008 to be less than the carrying values we experienced at the beginning of the year.

        The increase in cash provided by operating activities for 2008 also included net income of $21.1 million and a $195.0 million change in the fair value of our forward fixed price contracts and other derivatives. For 2008, contracts supporting our forward fixed price hedge program required these margin payments to the NYMEX.

        Net cash used in investing activities was $263.0 million for 2010 compared to $9.1 million for 2009, and included $4.1 million in maintenance capital expenditures and $258.9 million in expansion capital expenditures. The $258.9 million included approximately $248.3 million in acquisitions including $202.3 million for the purchase of retail gas stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals. In addition, we had $10.6 million in expansion capital expenditures which consisted of $7.7 million in expenditures related to our Albany, New York terminal, $1.8 million in terminal and computer equipment at the Warex Terminals, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.6 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows. The $7.7 million in expenditures related to our Albany terminal include costs related to our terminal and rail ethanol expansion project, a continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the continuing effort to convert two distillate storage tanks to gasoline.

        Net cash used in investing activities was $9.1 million for 2009 and included $4.6 million in maintenance capital expenditures and $4.5 million in expansion capital expenditures ($3.2 million at the Albany, New York terminal in costs related to bringing formerly out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our recently leased storage facility in Long Island, New York and $0.2 million in other expansion capital expenditures).

        Net cash used in investing activities for 2008 included $11.5 million in total capital expenditures comprised of $2.1 million in maintenance capital expenditures and $9.4 million in expansion capital expenditures ($6.4 million related to construction in process on our leased terminal in Providence, Rhode Island, $1.2 million related to conversion expenditures to handle ethanol-based gasoline and $1.8 million in other expansion capital expenditures).

        Net cash provided by financing activities was $351.9 million for 2010 and included net borrowings on our credit facilities of $252.9 million and $132.2 million in net proceeds from our public offerings of common units, offset by $31.9 million in cash distributions to our common and subordinated unitholders and our general partner, $0.9 million in the repurchases of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP. The general partner's obligations include anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner.

        Net cash provided by financing activities was $69.9 million for 2009 and primarily included $100.3 million in net proceeds from our credit facilities, offset by $26.1 million in cash distributions to our common and subordinated unitholders and our general partner, $4.0 million in the repurchases of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations and $0.3 million in repurchased units held for tax obligations related to units distributed under the LTIP.

        Net cash used in financing activities was $88.9 million for 2008 and included $61.5 million in net payments on our credit facilities, $26.1 million in cash distributions to our common and subordinated unitholders and our general partner, and $1.2 million in payments on our note payable.

  Credit Agreement

        On August 18, 2010, we, our general partner, our operating company and our operating subsidiaries amended our credit agreement. In accordance with the credit agreement and in connection with the acquisition of retail gas stations and supply rights from ExxonMobil, we requested, and certain lenders under the credit agreement agreed to, an increase in the revolving credit facility in an amount equal to $200.0 million for a total credit facility of up to $1.15 billion. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement will mature on May 14, 2014.

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

        Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the credit agreement). The average interest rates for the credit agreement were 3.7%, 3.6% and 4.6% for the years ended December 31, 2010, 2009 and 2008, respectively.

        We incur a letter of credit fee of 2.50%—3.00% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

        As of December 31, 2010, we had total borrowings outstanding under the credit agreement of $786.7 million, including $300.0 million outstanding on our revolving credit facility. In addition, we had outstanding letters of credit of $110.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $252.6 million and $211.2 million at December 31, 2010 and 2009, respectively.

        The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2010. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). Under the credit agreement, the clean down requirement of the previous credit agreement was eliminated.

        The credit agreement limits distributions to our unitholders to available cash.

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

        The lending group under the credit agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2010, 2009 and 2008.

Environmental Matters

        Our business of supplying refined petroleum products involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, "Business and Properties—Environmental."

Critical Accounting Policies and Estimates

        A summary of the significant accounting policies that we have adopted and followed in the preparation of our consolidated financial statements is detailed in Note 2 of Notes to Consolidated Financial Statements. Certain of these accounting policies require the use of estimates. These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis:

  Inventory

        Except for our convenience store inventory, we hedge substantially all of our inventory purchases through futures contracts and swap agreements. Hedges are executed when inventory is purchased and are identified with that specific inventory. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and replace it at a later date. Similarly, these suppliers may draw inventory from us and replace it at a later date. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current quoted market prices. In addition, we have convenience store inventory which is carried at the lower of historical cost or market.

  Leases

        We have a throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to its terminal in Revere, Massachusetts. This agreement is accounted for as an operating lease. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp." We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals, certain of which arrangements have minimum usage requirements. Please read Items 1 and 2, "Business and Properties—Storage." In addition, we lease certain gas stations from third parties under long-term arrangements with various expiration dates.

        We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. We have rental income from gas stations leased to independents dealers and lease income from office space leased to an unrelated third party at one of our terminals. Additionally, we have capital leases for other computer equipment and leasehold improvements. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

  Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. We also provide for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. Convenience store products are recognized net of applicable provisions for discounts and allowances upon delivery, generally, at the point of sale. Rental income is recognized on a straight-line basis over the term of the lease.

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

        Interest Rate Hedges—We link all hedges that are designated as cash flow hedges to forecasted transactions. To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income and reclassified into interest expense in the same period during which the hedged transaction affects earnings. We executed two zero premium interest rate collars with major financial institutions. Each collar is designated as a cash flow hedge. The first collar, which expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar's strike rates. The second collar, which expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates. Changes in the fair values of the collars are recorded as either an asset or a liability with a corresponding amount recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet.

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

  Valuation of Intangibles and Other Long-Lived Assets

        We assess the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative industry factors and significant changes in strategy or operations that negatively affect the utilization of our long-lived assets. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on the projected cash flows of the particular asset. The amount of impairment, if any, is measured based on fair value, which is determined using projected discounted future operating cash flows. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.

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

        We are subject to other contingencies, including legal proceedings and claims arising out of our businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses we previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Please read Item 3, "Legal Proceedings."

  Related Party Transactions

        A discussion of related party transactions is included in Note 16 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

        On August 18, 2010, we amended our credit agreement. Please read Item 7, "Management's Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement" for information on interest rates related to our borrowings.

        As of December 31, 2010, we had total borrowings outstanding under the credit agreement of $786.7 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        We executed two zero premium interest rate collars with major financial institutions. Each collar is designated and accounted for as a cash flow hedge. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings. Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings. As of December 31, 2010, the three-month LIBOR rate of 0.29% was lower than the floor rate. As a result, in January 2011, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $452,300.

        On September 29, 2008, we executed our second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings. Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings. As of December 31, 2010, the one-month LIBOR rate of 0.26% was lower than the floor rate. As a result, in January 2011, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $203,300.

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

        While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products and blendstocks at any one point in time.

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

        At December 31, 2010, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(36,273)	$(55,604)	$55,604
Swaps, options and other, net	(2,391)	(6,693)	1,139

	$(38,664)	$(62,297)	$56,743

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2010. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The brokerage margin balance was $15.5 million at December 31, 2010.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of

1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2010.

        In conducting its evaluation of the effectiveness of our internal control over financial reporting, management excluded the retail gas stations acquired in September 2010. The contribution from this acquisition represented approximately 15% of total assets, 4% of revenues and 5% of net income, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2010.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        During the quarter ended December 31, 2010, our existing internal control framework was supplemented with an enhanced control process in relation to any new large, unique, or abnormal sales contracts and associated state and federal fuel taxes. Also during the quarter ended December 31, 2010, we initiated the process of integrating the internal controls and procedures related to our September 30, 2010 acquisition of retail gas stations into our internal control over financial reporting.

        Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the retail gas stations acquired in September 2010, which are included in the 2010 consolidated financial statements of Global Partners LP and constituted approximately 15% of total assets as of December 31, 2010 and 4% and 5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Global Partners LP also did not include an evaluation of the internal control over financial reporting of the retail gas stations acquired in September 2010.

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2010 and 2009, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 11, 2011

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Alfred A. Slifka and Richard Slifka through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka beneficially owns an interest in our general partner. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

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

        All of our executive officers devote substantially all of their time to managing our business and affairs, but from time to time perform services for certain of our affiliates. Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC." Our non-executive directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

        The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	78	Chairman
Richard Slifka	70	Vice Chairman
Eric Slifka	45	President, Chief Executive Officer and Director
Thomas J. Hollister	56	Chief Operating Officer, Chief Financial Officer and Director
Edward J. Faneuil	58	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	63	Executive Vice President and Chief Accounting Officer
David K. McKown	73	Director
Robert J. McCool	72	Director
Kenneth I. Watchmaker	68	Director

        Alfred A. Slifka was elected Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors for over fifty years. Mr. Slifka served as Chairman of the board of directors of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a member of, is employed by and serves as Chairman of the board of directors of Alliance Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States and manages our retail gas stations. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of the New England Fuel Institute, Petroleum Institute Research Foundation, and Children's Hospital. He is a past member of the boards of directors of Citibank and Trust and of Griffiths Consumer Company, the board of overseers of Beth Israel Deaconess Hospital, and numerous other civic and charitable organizations. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board.

        Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a member of, is employed by and serves as Treasurer and Vice Chairman of the board of directors of Alliance Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States and manages our retail gas stations. Mr. Slifka also is a shareholder, a director and the Treasurer of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of directors of New England Fuel Institute, Independent Fuel Terminal Operators Association (where he also serves as president), and National Oil Heat Research Alliance. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Vice Chairman of the Board. Alfred A. Slifka and Richard Slifka are brothers.

        Eric Slifka was elected President, Chief Executive Officer and a director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is a member of the board of directors and an owner of Alliance

Energy LLC, a privately held affiliated company that engages in the retail distribution of gasoline in the Northeastern United States and manages our retail gas stations. He currently serves as a member of the board of directors of the Mass Oil Heat Council, the National Oilheat Research Alliance and the Energy Policy Research Foundation. He also is a member of the boards of directors of the Cystic Fibrosis Foundation, Massachusetts Youth Committed to Winning, and Buckingham, Browne & Nichols. Mr. Slifka's extensive experience in all aspects of our business and his position as President and Chief Executive Officer of our general partner make him uniquely qualified to serve as a director of our general partner. Mr. Slifka is the son of Alfred A. Slifka and the nephew of Richard Slifka.

        Thomas J. Hollister was elected to serve as a director of our general partner in August 2009. He has served as Chief Operating Officer and Chief Financial Officer of our general partner since January 2007 and Chief Financial Officer of our general partner since July 2006, when he was first employed with our general partner. From 2005 to March 2006, Mr. Hollister served as Vice Chairman of Citizens Financial Group and as Chairman, President and Chief Executive Officer of Citizens Capital, Inc., Citizens Financial Group's private equity and venture capital business. From 2004 to 2005, he served as President and Chief Executive Officer of Charter One Bank. From 1998 to 2004 he served as President and Chief Executive Officer of Citizens Bank of Massachusetts. Mr. Hollister currently serves on the board of directors of Brookline Bancorp, where he serves as audit chair. He is the former chair of the Greater Boston Chamber of Commerce and currently serves on its Executive Committee. He is chair of the board of Tufts Medical Center and chair of the board of Wheaton College. He is chair of the Initiative for a New Economy. He previously served on the boards of directors of the Massachusetts Bankers Association, Macomber Construction Company, the Massachusetts Housing Investment Corporation, Savings Bank Life Insurance of Massachusetts and the Massachusetts Community & Banking Council (where he served as chair of the board). His extensive financial and executive experience, as well as his broad community ties, are assets for our board of directors.

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

        Charles A. Rudinsky has served as Executive Vice President and Chief Accounting Officer of our general partner since January 2007. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998.

        David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a major research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston's energy lending group and the head of BankBoston's real estate and corporate finance departments. He also was a managing director of BankBoston's private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown's extensive financial expertise and longstanding work in BankBoston's energy practice make him well qualified to serve as a director of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that during the year ended December 31, 2010, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a),

Executive Sessions

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

Code of Ethics

        Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner, including the principal executive officer, principal financial officer and principal accounting officer, and to our subsidiaries and their officers, directors and employees.

        A copy of the code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 200, Waltham, MA 02454-9161.

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2010.

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

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Mr. Thomas J. Hollister, our Chief Financial Officer ("CFO") and Chief Operating Officer, and the two other most highly compensated executive officers during 2010, who are Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer, and Mr. Edward J. Faneuil, our Executive Vice President and General Counsel. Messrs. Slifka, Hollister and Faneuil are parties to employment agreements with our general partner. Mr. Rudinsky is an employee at will with no employment agreement.

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

        Conover has continued to work with our management and the Compensation Committee to assess the competitiveness of our executive compensation program using a comprehensive, broad-based analysis of market information. In 2010 Conover utilized the following data sources to develop and update overall consensus values for executive compensation prepared in prior years. The following data sources were utilized to complete this update: (i) data from the Watson Wyatt Worldwide Executive Compensation Survey; (ii) data with respect to a group of more than 220 companies with market capitalizations of $200 million to $600 million, a range which was comparable to our market capitalization at the time of the study; and (iii) data with respect to a multi-factor based group of 17 energy and non-energy companies which had market capitalizations of $200 million to $600 million and between 100 to 600 employees. Conover also examined the responsibilities assigned to each of our named executive officer positions in relation to the external positions to which they were compared, exercised judgment in terms of the relevance of each of the market data sources, and made adjustments to arrive at a competitive market benchmark for each executive position.

        Data included in the Watson Wyatt Worldwide Executive Compensation Survey are provided with respect to energy companies as a group, but not individually by name, and, therefore, we are unable to provide a list of these companies.

        The multi-factor based group of 17 energy and non-energy companies referenced above includes:

    American Ecology Corp.
    American Vanguard Corp.
    Aventine Renewable Energy
    Balchem Corp.
    Electro Rent Corp.
    EnergySouth, Inc.
    Flotek Industries Inc.
    Fuel Tech, Inc.
    Houston Wire & Cable Co.
    Metalico Inc.
    Penford Corp.
    Pioneer Companies Inc.
    Semco Energy Inc.
    Symyx Technologies Inc.
    Topps Co. Inc.
    Uranium Resources Inc.
    Verenium Corp.

        In 2010, Conover also worked with our Compensation Committee to structure our short-term incentive plan for our named executive officers for 2011. The plan is structured to support the overall objectives of our compensation program by linking a significant portion of our named executive officers' compensation to our short-term business goals. The performance levels used in our 2011 short-term incentive plan for determination of the performance-based portion of the award were changed. The threshold minimum level of performance required to qualify for any award was increased. Likewise, the target "par" and maximum performance levels used for determination of the performance-based portion of the award also were increased. In addition, the award amounts associated with performance levels used for the performance-based portion of our short-term incentive plan were changed. Award amounts at or just above the threshold minimum performance level were lowered, and award levels closer to the target "par" were increased to provide a greater incentive to reach target "par" performance. Similarly, awards just above the target "par" range were lowered and award levels closer to the maximum performance level significantly increased to provide greater incentive for results that significantly exceed target "par" performance. Conover also assisted the Compensation Committee with an analysis of the portion of our partnership's common units reserved for compensation purposes versus competitive practices, and provided a preliminary overview in connection with the development of a new long-term executive retention plan.

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

        The elements of the 2010 executive officer compensation of our general partner are base salary, discretionary bonuses, short-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

        A description of the components of the compensation program and principles used to guide their administration appears below:

Salaries

        Under our executive compensation structure, our goal is for our named executive officer salaries to fall between the median (50th percentile) and 75th percentile of competitive salary levels following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

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

  •
  Our Executive Vice President and Chief Accounting Officer, who also serves as co-director of our mergers and acquisitions activities, is responsible for our financial analyses for our acquisition due diligence.

        Base salaries for three of our four named executive officers are set by the terms of their respective employment agreements. Salaries for our named executive officers were not increased in 2010.

Short-Term Incentive Awards—Contractual

        Thomas Hollister, our COO and CFO, is entitled to annual contractual bonuses under his employment agreement with our general partner based upon our achievement of specific targets established by the Compensation Committee. Mr. Hollister was not entitled to a contractual bonus in 2008 because the distributable cash flow target established by the Compensation Committee for 2008 was not achieved. In 2009, the Compensation Committee implemented our general partner's

Short-Term Incentive Plan (see Short-Term Incentive Plan). Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2009 and 2010 under our general partner's Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. For each of 2009 and 2010, Mr. Hollister was paid a bonus under our general partner's Short-Term Incentive Plan in an amount in excess of what he would have received as a contractual bonus under his employment agreement with our general partner.

Annual Bonuses—Discretionary

        Our compensation program for named executive officers contains a provision for the Compensation Committee to award a discretionary bonus to recognize significant contributions made by an executive in the course of the year. Typically, these are one-time awards and not associated with any of our incentive plans. The Compensation Committee may make discretionary bonus awards to our CEO. Our CEO may also recommend discretionary bonus awards for all other named executive officers for consideration and approval by the Compensation Committee for similar purposes.

        The Compensation Committee elected to not award any discretionary bonus payments in respect of 2008 and 2010. Consequently, no discretionary bonus payments were awarded to our named executive officers for 2008 or for 2010.

        For 2009, the Compensation Committee awarded discretionary bonuses of $115,000 and $50,000, respectively, to Messrs. Hollister and Faneuil. These bonuses recognized Mr. Hollister's and Mr. Faneuil's successful accomplishment of several critical objectives for the Partnership during 2009.

Short-Term Incentive Plan

        Our general partner established a cash bonus pool for 2010 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner's short-term incentive plan for 2010 (the "STIP") included a performance-based component, for which 60% of the cash bonus pool was available (the "STIP Performance Component"), and a discretionary component, for which 40% of the cash bonus pool was available (the "STIP Discretionary Component"). Incentive awards earned under the STIP were based on the Partnership's actual performance in relation to a specified objective for distributable cash flow established by our Compensation Committee in February 2010 (the "DCF objective"), as adjusted by the Compensation Committee to reflect several factors that affected the Partnership's performance in 2010. Under our general partner's Short-Term Incentive Plan, for purposes of determining whether a specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures.

        Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his base salary. The 2010 incentive target values were: 100% (or $800,000) for Mr. Slifka; 58% (or $337,500) for Mr. Hollister; 37% (or $137,500) for Mr. Faneuil; and 41% or ($112,500) for Mr. Rudinsky. 60% of the target value for each named executive officer was allocated to his STIP Performance Component (the "60% Performance-Based Payout Target"), and 40% was allocated to his STIP Discretionary Component (the "40% Discretionary Payout Target").

        STIP Performance Component (60% of the award opportunity):    Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, and a reduced payout under the STIP Performance Component when the DCF objective is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. Although the Partnership achieved the DCF objective for 2010 of $46.0 million (which DCF objective was established in February 2010), the Compensation Committee concluded that the

Partnership's 2010 acquisitions, which occurred during the second and third quarters of 2010, should be taken into account. Furthermore, the Partnership would only have achieved less than the DCF objective if the results from its acquisition of the Mobil-branded retail gasoline stations and supply rights were excluded. Accordingly, in accordance with the payout grid established by the Compensation Committee at the time that the STIP was established, the STIP Performance Component of the named executive officers' 2010 awards was adjusted downward to approximately one-third of each named executive officer's 60% Performance-Based Payout Target.

        STIP Discretionary Component (40% of the award opportunity):    The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to supplement the performance metric by analyzing other factors that it may elect to use for determining the STIP Performance Component. Such factors include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by the Partnership. The Compensation Committee awarded 100% of the STIP Discretionary Component for 2010 in recognition of each named executive officer's successful efforts in consummating the 2010 acquisitions, the Partnership's earning of the highest distributable cash flow in its history, and the Partnership's overall 2010 performance despite adverse market conditions and fewer advantageous buying opportunities that occurred during the fourth quarter of 2010.

        Each of our named executive officers earned a short-term incentive award for 2010. A summary of these awards appears in the table below:

Name		Target Value as a Percentage of Salary	Target Value ($)	2010 Award Payouts ($)
Eric Slifka	Total Award	100%	800,000	480,000
	Performance	60%	480,000	160,000
	Discretionary	40%	320,000	320,000
Thomas J. Hollister	Total Award	58%	337,500	202,500
	Performance	35%	202,500	67,500
	Discretionary	23%	135,000	135,000
Edward J. Faneuil	Total Award	37%	137,500	82,500
	Performance	22%	82,500	27,500
	Discretionary	15%	55,000	55,000
Charles A. Rudinsky	Total Award	41%	112,500	67,500
	Performance	25%	67,500	22,500
	Discretionary	16%	45,000	45,000

Long-Term Incentive Plan

        2008 CEO Award.    On December 31, 2008, pursuant to a contractual commitment in Eric Slifka's employment agreement with our general partner, the Compensation Committee granted to Mr. Slifka 99,700 phantom units together with a contingent right to receive an amount in cash equal to the number of then outstanding phantom units granted to Mr. Slifka multiplied by the cash distributions per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units vest in six approximately equal installments on June 30 and December 31 of 2009, 2010 and 2011; provided, however, that in accordance with the terms of Mr. Slifka's employment agreement, if Mr. Slifka's employment is terminated (i) for reason of death or disability, or (ii) without cause or for constructive termination, in either case within 12 months following a change in control, then all unvested phantom units shall vest on the applicable termination date. Additionally, if Mr. Slifka's employment is terminated without cause or for constructive termination but such termination does not occur within 12 months following a change in control, then a prorated portion of the phantom units scheduled to vest at the end of the then applicable six-month period will vest on the date of termination, such proration to be based upon the number of full months' service provided by Mr. Slifka during such six-month period. In accordance with Mr. Slifka's employment agreement, 16,617 phantom units vested on each of June 30 and December 31 of 2009 and 2010. The general partner delivered to Mr. Slifka common units that it purchased in the open market and cash (to the extent not used by Mr. Slifka to satisfy his tax obligations in respect of the award) in payment for the vested phantom units.

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

        A second portion (25%) of the February 5, 2009 phantom units vested on February 18, 2011 when the Compensation Committee determined that the second Average Unit Price condition ($27.00 for 10 consecutive trading days) was satisfied. The general partner delivered common units that it had purchased in the open market to the named executive officers in payment for these vested phantom units.

        Further vesting opportunities for 2009 awards will become available after June 5, 2012 based upon the unit price performance criteria associated with the award.

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

        We use a short-term incentive plan with performance-based and discretionary components to align a significant portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial results such as achieving increased quarterly distributions, expanding our terminalling storage capacity, retail gasoline station assets and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively managing our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

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

Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2010, 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Eric Slifka	2010	800,000	—	—	480,000	56,781	93,798	1,430,579
President and	2009	800,000	—	1,147,261	1,032,968	34,648	80,313	3,095,190
CEO(1)(7)	2008	1,049,889	—	1,126,610	—	39,908	82,576	2,298,983
Thomas J. Hollister	2010	578,000	—	—	202,500	14,862	34,739	830,101
COO and	2009	578,000	115,000	803,081	435,784	24,637	40,184	1,996,686
CFO(8)	2008	577,500	—	—	—	25,680	26,779	629,959
Edward J. Faneuil	2010	376,000	—	—	82,500	235,024	52,799	746,323
EVP, General Counsel and	2009	376,000	50,000	630,998	177,541	224,953	48,963	1,508,455
Secretary(5)(9)	2008	375,953	—	—	—	64,782	27,783	468,518
Charles A. Rudinsky	2010	273,000	—	—	67,500	359,227	34,891	734,618
EVP and Chief Accounting	2009	273,000	—	229,457	125,261	372,687	34,507	1,034,912
Officer(5)(10)	2008	273,000	—	—	—	136,180	15,272	424,452

(1)
The above table reflects the 2008 compensation paid to Mr. Slifka pursuant to his employment agreement with our general partner that expired on December 31, 2008. On December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner, pursuant to which his base salary was reduced to $800,000.

(2)
These discretionary bonuses represent the amounts paid to the named executive officers by our general partner in 2010 for services performed during 2009. In 2010, Mr. Hollister and Mr. Faneuil were paid discretionary bonuses of $115,000 and $50,000, respectively, for services performed during 2009, which discretionary bonuses were in addition to the payments they received for services performed during 2009 under the 2009 Short-Term Incentive Plan. No discretionary bonuses were paid for services performed during 2008 and 2010.

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

  (c)
  LTIP—2007 Awards.    On August 14, 2007, the Compensation Committee granted awards of 24,541, 9,120, 7,976 and 3,927 phantom units and associated DERs, respectively, to Messrs. Slifka, Hollister, Faneuil and Rudinsky. These phantom units and associated DERs vested on December 31, 2009. The phantom units were paid in March 2010 in common units purchased by our general partner on the open market and, in April 2010, cash was paid (to the extent not used to satisfy the recipient's tax obligations in respect of the award.)

    Using the vesting date price of $24.80 per unit, the 24,541, 9,120, 7,976 and 3,927 common units received by Messrs. Slifka, Hollister, Faneuil and Rudinsky, respectively, were valued at $608,617, $226,176, $197,805 and $97,390, and the associated DERs were valued at $119,619, $44,453, $38,877 and $19,141. See "Elements of Compensation—Long-Term Incentive Plan" for the terms of the 2007 Awards.

(4)
The bonuses paid to each of the named executive officers for services performed during 2009 and 2010 were determined in accordance with our general partner's Short-Term Incentive Plan described above under Elements of Compensation—Short-Term Incentive Plan.

(5)
With respect to Messrs. Faneuil and Rudinsky, the amounts shown under "Change in Pension Value and Nonqualified Deferred Compensation Earnings" include $159,355 and $277,318, respectively, representing the full amounts they each would receive on a lump sum basis under their respective supplemental executive retirement plan ("SERP) agreements with our general partner. Mr. Faneuil's interest in his SERP benefit will fully vest on December 31, 2014, to the extent he remains continuously employed with our general partner through such date. Mr. Rudinsky's interest in his SERP benefit will fully vest on July 19, 2012, to the extent he remains continuously employed with our general partner through such date. See Elements of Compensation—Supplemental Executive Retirement Plan Agreements for additional information regarding the SERP agreements.

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

(7)
With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2010, 2009 and 2008 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Slifka's use; life insurance and long-term disability insurance premiums paid by us; club memberships; and professional financial planning and tax advice fees in the aggregate amount of $34,750 for 2010, and at levels below $25,000 for 2009 and 2008, paid by us.

(8)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2010, 2009 and 2008 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Hollister's use; and long-term disability insurance premiums paid by us.

(9)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2010, 2009 and 2008 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil's use; long-term disability insurance premiums paid by us; and club membership fees paid by us.

(10)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2010, 2009 and 2008 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky's use; and life insurance and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        On March 8, 2011, the Compensation Committee awarded the following cash awards under our general partner's Short-Term Incentive Plan to our named executive officers in consideration of their respective services during the year ended December 31, 2010:

Name	Non-Equity Incentive Plan Awards $
Eric Slifka	480,000
Thomas J. Hollister	202,500
Edward J. Faneuil	82,500
Charles A. Rudinsky	67,500

        These awards were payable immediately without restrictions. See "Elements of Compensation—Short-Term Incentive Plan" for a discussion of the parameters on which the 2010 awards were determined.

  Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards in the form of phantom units granted (i) under the LTIP to Mr. Slifka on December 31, 2008 pursuant to his employment agreement with our general partner, and (ii) under the LTIP to the named executive officers on February 5, 2009. The awards shown on the table below are all of the equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Eric Slifka	99,369	2,722,711
Thomas J. Hollister	46,296	1,268,510
Edward J. Faneuil	36,376	996,702
Charles A. Rudinsky	13,228	362,447

(1)
The market values of the equity awards shown in the table above were calculated based on the closing price of $27.40 per common unit on December 31, 2010.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of the plan.

  Restricted Units Vested

        No restricted unit awards to named executive officers vested during the year ended December 31, 2010 and there were no options outstanding to named executive officers during 2010.

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

        Mr. Slifka's employment agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The agreement also includes a nonsolicitation provision, which will continue for one year following Mr. Slifka's termination of employment. The agreement is subject to the non-competition provisions included in the Omnibus Agreement dated October 4, 2005 (and filed as Exhibit 10.1 to the Partnership's Form 8-K filed on October 11, 2005), which non-competition obligations shall continue to apply to Mr. Slifka throughout the term of his employment agreement (including the renewal term, if any) and, in the event Mr. Slifka's employment with our general partner is terminated (x) by our general partner without cause or by Mr. Slifka for reasons constituting constructive termination, (y) by our general partner for cause, or (z) by Mr. Slifka for reasons other than constructive termination, the non-competition provisions included in the Omnibus Agreement shall remain in effect for one year following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement, as amended, relating to termination, change in control and related payment obligations.

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In 2010, Mr. Hollister's base salary was $578,000. Mr. Hollister also is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target set by the Compensation Committee. No such bonus was earned in respect of calendar year 2008. Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2009 and 2010 under our general partner's Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. Under our general partner's short-term incentive plan,

Mr. Hollister's 2009 and 2010 target awards were set at amounts that exceed his contractual bonus amount. The employment agreement provides that Mr. Hollister also is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement, as amended, relating to termination, change of control and related payment obligations.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and continues through December 31, 2011 unless terminated earlier in accordance with the terms of the agreement. The agreement provides for an annual base salary of $358,050 for the 12-month period commencing July 1, 2006. Thereafter, Mr. Faneuil's base salary will be reviewed by the Compensation Committee at least annually. In 2010, Mr. Faneuil's base salary was $376,000. Mr. Faneuil also is entitled to receive bonuses in accordance with the then applicable short-term incentive plan as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter. Mr. Faneuil also has entered into a deferred compensation agreement with our general partner. See "—Deferred Compensation Agreement" below for a description of this non-qualified deferred compensation plan. Mr. Faneuil also has entered into a supplemental executive retirement plan ("SERP") agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Faneuil's SERP agreement. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's employment agreement, as amended, and in his amended and restated deferred compensation agreement relating to termination, change of control and related payment obligations.

        Charles A. Rudinsky, Executive Vice President and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2010, Mr. Rudinsky's base salary was $273,000. Mr. Rudinsky also has entered into a supplemental executive retirement plan ("SERP") agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Rudinsky's SERP agreement.

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

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2010 termination date.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	With a Change In Control ($)	Nonrenewal ($)
Eric Slifka(1)
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards(5)	1,812,154	3,372,802	3,372,802	1,245,104	3,372,802	724,867
Fringe benefits	—	42,538	42,538	42,538	42,538	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,812,154	6,825,340	6,615,340	4,487,642	8,215,340	1,524,867
Thomas J. Hollister(2)
Severance Amount	—	—	—	1,156,000	1,831,000	—
LTIP awards(5)	1,268,510	1,268,510	1,268,510	1,268,510	1,268,510	—
Fringe benefits	—	—	—	34,739	34,739	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,268,510	1,478,510	1,268,510	2,459,249	3,134,249	—
Edward J. Faneuil(3)
Severance Amount	—	—	—	752,000	1,027,000	—
Deferred Compensation	819,477	819,477	819,477	—	—	—
SERP benefit	159,355	159,355	159,355	31,871	31,871	—
LTIP awards(5)	996,702	—	—	398,670	996,702	—
Fringe benefits	—	—	—	28,890	28,890	—
Life insurance benefits	—	210,000	—	—	—	—

Total	1,975,534	1,188,832	978,832	1,211,431	2,084,463	—
Charles A. Rudinsky(4)
SERP benefit	277,318	277,318	277,318	55,463	55,463	—
LTIP awards(5)	—	—	—	—	—	—
Life insurance benefits	—	350,000	—	—	—	—

Total	277,318	627,318	277,318	55,463	55,463	—

(1)
Eric Slifka

        On December 31, 2008, Mr. Slifka entered into a new employment agreement with our general partner for an initial term commencing January 1, 2009 and continuing through December 31, 2011.

        This employment agreement may be terminated at any time by either party with proper notice. Under the employment agreement, assuming Mr. Slifka's employment was terminated on December 31, 2010 for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2010, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

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

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2010, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

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

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans:

  (i)
  Assuming, at December 31, 2010, that Mr. Slifka's employment had been terminated for death or Disability, or by our general partner without Cause or by Mr. Slifka for Constructive Termination, in either case within twelve months following a Change in Control, then:

  (a)
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of these phantom units would have been $1,365,863 and the value of the associated DERs would have been $194,785, for a total value of $1,560,648;

  (b)
  all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on February 5, 2009 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of these phantom units would have been $1,812,154. There were no DERs associated with the February 5, 2009 grant.

  (ii)
  Assuming, at December 31, 2010, that Mr. Slifka's employment had been terminated by our general partner without Cause or by Mr. Slifka for Constructive Termination, but such termination did not occur within twelve months following a Change in Control, then:

  i.
  because Mr. Slifka was employed by our general partner for all six months of the vesting period for the installment that vested on December 31, 2011, 16,617 of the outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on December 31, 2008 automatically would become fully vested. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of these phantom units would have been $455,306 and the value of the associated DERs would have been $64,931, for a total value of $520,237.

  ii.
  because Mr. Slifka was employed by our general partner for two years of the five year vesting period for his February 5, 2009 LTIP award, he would become fully vested in 2/5 of the then outstanding and unvested phantom units granted to him, or 26,455 phantom units, automatically without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of these phantom units would have been $724,862. There were no DERs associated with the February 5, 2009 grant.

        In the event of termination for "Cause" (defined below), assuming a termination date of December 31, 2010, Mr. Slifka would have been entitled to receive the Accrued Obligations only. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement or of the Omnibus Agreement, which agreement contains non-competition provisions applicable to Mr. Slifka.

        If Mr. Slifka's employment agreement is not renewed by our general partner effective January 1, 2012 and he does not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the current term of his employment agreement, he will be entitled to be paid a lump sum payment equal to 100% of his then base salary plus a proportionate amount of the then outstanding and unvested phantom units awarded to him under our LTIP on February 5, 2009 plus any Accrued Obligations. For purposes of the above table we have assumed that Mr. Slifka's employment agreement was due to be renewed as of December 31, 2010 and we used Mr. Slifka's current base salary.

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

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Hollister 9,120 phantom units and associated DERs under the LTIP on August 14, 2007, all of which vested on December 31, 2009 and were paid to Mr. Hollister in 2010, and 61,728 phantom units (without DERs) on February 5, 2009, 15,432 of which vested and were paid to Mr. Hollister in August 2009. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2010. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2010, all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 automatically would become fully vested. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of the February 5, 2009 awarded phantom units would have been $1,268,510. Pursuant to Mr. Hollister's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2010 by our general partner for "Cause" (defined below) or by Mr. Hollister voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Hollister (or his estate, if applicable)

would have been entitled to the Accrued Obligations. For purposes of Mr. Hollister's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2010 by reason of Mr. Hollister's death or "Disability" (defined below), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations plus accelerated vesting of all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of the February 5, 2009 awarded phantom units would have been $1,268,510. Pursuant to Mr. Hollister's employment agreement, "Disability" means a physical or mental disability or impairment which renders Mr. Hollister unable, with or without reasonable accommodation, to perform the essential functions of his duties for a period of at least 90 consecutive days and, following the expiration of the initial 90-day period, a medical doctor or other appropriate health care provider, in either case selected solely by our general partner, has delivered an opinion to our general partner that such physical or mental disability or impairment is expected to continue for at least an additional 90 consecutive days.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2010 by our general partner without Cause, or by Mr. Hollister for reasons constituting "Constructive Termination" (defined below), Mr. Hollister would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($1,156,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the applicable short-term incentive for the fiscal year 2010 ($675,000), for a total severance amount of $1,831,000. Such severance payment would be payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. Additionally, in the absence of any Change in Control, all of the outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 would automatically vest. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of the February 5, 2009 awarded phantom units would have been $1,268,510. Mr. Hollister's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Hollister's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Chief Operating Officer or Chief Financial Officer, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. Assuming a December 31, 2010 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described above.

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

        In the event of a change in control (defined below), Mr. Faneuil's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Faneuil 7,976 phantom units and associated DERs under the LTIP on August 14, 2007, all of which vested on December 31, 2009 and were paid to Mr. Faneuil in 2010, and 48,501 phantom units (without DERs) on February 5, 2009, 12,125 of which vested and were paid to Mr. Faneuil in August 2009. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2010. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2010, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Faneuil on February 5, 2009 automatically would become fully vested. Using the closing market price of $27.40 per unit at December 31, 2010, the fair value of the February 5, 2009 awarded phantom units would have been $996,702. Pursuant to Mr. Faneuil's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2010 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Faneuil's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2010 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($752,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($275,000), for a total severance amount of $1,027,000. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. Mr. Faneuil's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice-President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of Mr. Faneuil's employment agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2010 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Our general partner and Mr. Faneuil also entered into an amended and restated deferred compensation agreement, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the "Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's "separation from service" (as defined in the Code) with our general partner for reasons other than "Cause" (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil's employment prior to August 1, 2014 for Cause or Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined below). On and after the date on which Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil's death prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including the event of Mr. Faneuil's death before August 1, 2014), our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Deferred Compensation (including if the Change of Control occurred or the determination that Mr. Faneuil became disabled were made before August 1, 2014), our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the deferred compensation agreement, "Cause", as defined in the deferred compensation agreement, means (a) any uncured material breach by Mr. Faneuil of his obligations under the deferred compensation agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit "A" to the deferred compensation agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

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

(5)
LTIP Awards

        On February 5, 2009, the Compensation Committee made grants of 88,183, 61,728, 48,501 and 17,637 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Upon a change of control event (as defined in the grant, as amended), all outstanding phantom units that were granted on February 5, 2009 to Messrs. Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Slifka, without regard to the achievement of the performance goal.). See "Elements of Compensation—Long-Term Incentive Plan" for information regarding performance restrictions and additional vesting terms.

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2010 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan.

Pension Benefits at December 31, 2010

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	23	320,317	—
Thomas J. Hollister	(1)	4	97,952	—
Edward J. Faneuil	(1)	19	515,221	—
Charles A. Rudinsky(2)	(1)	26	855,211	—

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

Compensation of Directors

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2010, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Total ($)
Alfred Slifka	62,000	—	—	62,000
Richard Slifka	62,000	—	—	62,000
Eric Slifka(2)	—	—	56,781	—
Thomas J. Hollister(3)	—	—	14,862	—
Robert J. McCool	83,000	27,360	—	110,360
David McKown	81,000	27,360	—	108,360
Kenneth I. Watchmaker	90,500	27,360	—	117,860

(1)
On April 20, 2010, Messrs. McCool, McKown and Watchmaker, as our independent directors, were each granted 1,200 phantom units under the LTIP. None of the phantom units granted were outstanding at December 31, 2010 as the phantom units vested on that date and became payable on a one-for-one basis in our common units (or cash equivalent) in connection with the achievement of certain performance goals over the vesting period. The amounts above were calculated in accordance with accounting guidance for share-based compensation. The fair value of the award at the April 20, 2010 grant date approximated the fair value of our common unit at that date.

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

        Employees of our general partner who also serve as directors do not receive additional compensation. In 2010, directors who are not employees of our general partner (1) received: (a) $50,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2010, the chair of the audit committee received an additional $7,500.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2010, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and is an employee of Alliance Energy LLC, which is a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and is the Treasurer and an employee of Alliance Energy LLC. Mr. Eric Slifka serves as a director of Alliance Energy LLC.

Compensation Committee Report

        The Compensation Committee of Global GP LLC held three meetings during fiscal year 2010. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 8, 2011 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Kayne Anderson Capital Advisors L.P.(2)	3,038,006	14.1%
Richard A. Kayne(2)	3,038,006	14.1%
Global GP LLC(3)	15,546	*
Global Petroleum Corp.(4)	1,725,463	8.0%
Larea Holdings LLC(5)	564,984	2.6%
Larea Holdings II LLC(6)	282,492	1.3%
Montello Oil Corporation(7)	2,348,078	10.9%
Sandwich Terminal, L.L.C.(8)	8,475	*
Chelsea Terminal Limited Partnership(9)	120,356	*
Alfred A. Slifka(4)(7)(8)(9)(10)	4,252,482	19.7%
Richard Slifka(4)(6)(7)(8)(9)(10)	4,534,871	21.0%
Eric Slifka(5)(11)	703,138	3.3%
Thomas J. Hollister	40,084	*
Edward J. Faneuil	34,394	*
Charles A. Rudinsky	13,698	*
David K. McKown	2,427	*
Robert J. McCool	11,227	*
Kenneth I. Watchmaker	5,927	*
All directors and executive officers as a group (9 persons)	5,395,876	25.0%

*
Less than 1%

(1)
The address for each person or entity listed, other than Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
According to a Schedule 13G/A filed on February 9, 2011, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 3,038,006 common units, representing 26.79% of the common units then outstanding. The subordinated units of the Partnership held by affiliates of the Slifka family converted to common units effective as of February 16, 2011, thereby reducing the percentage ownership of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne to 14.1% of the common units outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

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

(6)
Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC.

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

(11)
Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC.

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2010:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 8, 2011, affiliates of our general partner, including directors and executive officers of our general partner, owned 5,411,422 common units. In addition, our general partner owns a 1.06% general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates

        The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of Global Partners LP pursuant to our partnership agreement. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions of 98.94% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 5,411,422 common units and 1.06% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 49.06% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 1.06% general partner interest and $10.0 million on their common units.

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

Omnibus Agreement

        We are a party to an omnibus agreement with certain members of the Slifka family and our general partner that addresses the agreement of certain members of the Slifka family not to compete with us and to cause their affiliates not to compete with us under certain circumstances. The omnibus agreement also addressed certain environmental indemnity obligations of Global Petroleum Corp. and certain of its affiliates, which indemnity obligations have expired. This agreement is not the result of arm's-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties.

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

Shared Services Agreements

        We are party to shared services agreements with Global Petroleum Corp. and with Alliance Energy LLC. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under each agreement, we provide Global Petroleum Corp. and Alliance Energy LLC with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy LLC, as applicable, pay us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. Alliance may also provide us with certain support services for which we would pay a fee based on an agreed assessment of the cost associated with provision of such services. We paid to Global Petroleum Corp. a net total of $87,000, $73,000 and $86,000 and received from Alliance Energy LLC a total of $196,000, $382,000 and $866,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in amounts received from Alliance Energy LLC in 2010 compared to 2009 and 2008 is because the nature, scope and extent of services previously provided by us have diminished. The agreement with Global Petroleum Corp. is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2010, no such notice of termination was given by either party. The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2008. As of December 31, 2010, no such notice of termination was given by either party.

Management Agreements

        In connection with the acquisition of 190 retail gas stations and supply rights to an additional 31 gas stations (collectively, the "Facilities") from ExxonMobil, Global Companies LLC and Global Montello Group Corp. are parties to facilities management agreements with Alliance Energy LLC. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Each management agreement is for an initial term continuing through September 30, 2013. Either party to each management agreement may extend the term for consecutive additional one-year terms by giving written notice of its election to extend the term not less than twenty-four months prior to the expiration of the then current term, subject to the parties' mutual agreement on the management fee for such extension.

        Pursuant to the management agreements, Alliance Energy LLC will supervise and direct the day-to-day management and operations of the Facilities for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Global Companies LLC and Global Montello Group Corp. will share in paying the annual management fees consistent with their ownership of the assets acquired pursuant to the purchase agreement. Alliance Energy LLC will manage the operations of the Facilities in accordance with annual budgets to be approved by Global Companies LLC and Global Montello Group Corp., respectively. Global Companies LLC and Global Montello Group Corp. are responsible for the salaries of the employees directly employed to manage and operate the Facilities and for a portion of the salaries of certain administrative personnel of Alliance Energy LLC as may be approved by Global Companies LLC and/or Global Montello Group Corp. in accordance with the management agreements and the approved annual budgets. All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees are the responsibility of Alliance Energy LLC. Pursuant to the management agreements, Alliance Energy LLC is required to indemnify Global Companies LLC and Global Montello Group Corp. from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance Energy LLC's performance of its responsibilities under the management agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance Energy LLC of any provision of the management agreements. Alliance Energy LLC's aggregate liability is capped at $5.0 million, over and above the utilization of any and all insurance proceeds. Collectively, Global Companies LLC and Global Montello Group Corp. paid to Alliance Energy LLC a total of $0.8 million for the year ended December 31, 2010.

Sub-Jobber Agreements

        Also in connection with the acquisition of the Facilities, Global Companies LLC and ExxonMobil entered into an Assignment of Branded Wholesaler PMPA Franchise Agreements (the "Assignment") pursuant to which ExxonMobil assigned its existing Branded Wholesaler PMPA Franchise Agreement (the "Franchise Agreement") with Alliance Energy LLC, a Sub-jobber, to Global Companies LLC, effective March 1, 2011 (with respect to Alliance Energy LLC's Mobil-branded retail gas stations in Massachusetts, New Hampshire, Rhode Island and Vermont) and effective June 30, 2011 (with respect to Alliance Energy LLC's Mobil-branded retail gas stations in Maine).

        Effective March 1, 2011, Global Companies LLC and Alliance Energy LLC entered into an Amended and Restated Distributor PMPA Franchise Agreement (the "New Franchise Agreement") amending and restating the Franchise Agreement in its entirety. Pursuant to the New Franchise Agreement, Alliance Energy LLC will purchase all of its Mobil-branded fuel from Global Companies LLC for a term of seven years. The price for fuel purchased under the New Franchise Agreement will be Global Companies LLC's distributor rack price for Mobil-branded fuels as in effect at the time of purchase. Pursuant to the New Franchise Agreement, Alliance Energy LLC is granted the right to continue using the Mobil name and trade dress (collectively, the "Mobil Flag") at its existing Mobil-branded stations. The New Franchise Agreement further requires Alliance Energy LLC to comply with Global Companies LLC's and ExxonMobil's quality assurance standards, customer service requirements and brand image requirements related to the use, promotion and protection of the Mobil Flag.

        Simultaneously with the New Franchise Agreement, Global Companies LLC and Alliance Energy LLC entered into a Volume Incentive Program Agreement (the "VIP Agreement"). Pursuant to the VIP Agreement, Alliance Energy LLC will receive a per gallon rebate on all Mobil-branded fuel purchased from Global Companies LLC pursuant to the New Franchise Agreement. The amount of the rebate varies depending on the average gallons purchased per station and on the total aggregate gallons purchased per year. The VIP Agreement will remain in effect for the term of the New Franchise Agreement. Receipt of payments made pursuant to the VIP Agreement is conditioned on Alliance Energy LLC complying with the terms of the New Franchise Agreement.

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title of all products stored at this terminal. The term of this agreement ends July 31, 2014. The agreement automatically renews annually unless it is terminated by either party by giving 90 days notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.6 million, $8.4 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

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

        Alliance Energy LLC is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. Alfred A. and Richard Slifka each own approximately 16% of AE Holdings Corp. and they together control another 63% of this entity through voting trusts for the benefit of their six children, each of whom owns approximately 10.5% of AE Holdings Corp. The remaining 5% ownership interest is held by an unaffiliated third party. Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky spend a portion of their time providing services to Alliance Energy LLC. Please read "—Shared Services Agreements."

        We sell refined petroleum products to Alliance at prevailing market prices at the time of delivery. Sales to Alliance Energy LLC were approximately $20.1 million, $19.8 million and $29.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Year-over-year increases or decreases in sales to Alliance Energy LLC are due to correlated increases or decreases in refined petroleum product prices.

Policies Relating to Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, on the one hand, and us and our unaffiliated limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owners. At the same time, our general partner has a fiduciary duty to manage us in a manner beneficial to our unitholders and us. Our partnership agreement modifies and limits our general partner's fiduciary duties to unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Revised Uniform Limited Partnership Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership.

        Under our partnership agreement, whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any other partner, on the other, our general partner will resolve that conflict. Our general partner will not be in breach of its obligations under our partnership agreement or its duties to us or our unitholders if the resolution of the conflict is:

  •
  approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval;

  •
  approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

  •
  on terms no less favorable to us than those generally being provided to or available from unaffiliated third parties; or

  •
  fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.

        Our general partner may, but is not required to, seek the approval of such resolution from the conflicts committee of the board of directors our general partner. If our general partner does not seek approval from the conflicts committee and its board of directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the board acted in good faith, and in any proceeding brought by or on behalf of us or any of any limited partner, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, our general partner or the conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict. When our partnership agreement requires someone to act in good faith, it requires that person to reasonably believe that he is acting in the best interests of the partnership, unless the context otherwise requires.

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2010 and 2009 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2010	2009
Audit Fees(1)	$2,145	$1,662
Audit-Related Fees	63	45
Tax Fees(2)	666	739

Total	$2,874	$2,446

(1)
Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2010 and 2009, and fees for 2010 included audits performed as part of our prospectus supplement filings and registrations filings on Form S-3.

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
10.37	—
Consent Regarding Capital Expenditure Limit for 2010 Fiscal Year, dated as of January 26, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC and Global Energy Marketing LLC, as guarantors, each lender from time to time party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2010).
10.38	—
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
10.39	—
Letter Agreement for 2010 Shared Services Fee Structure, dated as of May 12, 2010 between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2010).
10.40	—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.41**	—
Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.42	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).
10.43	—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.44	—
Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.45	—
Facilities Management Agreement, dated September 8, 2010, between Global Montello Group Corp. and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2010).
10.46	—
Facilities Management Agreement, dated September 8, 2010, 2010, between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2010).
10.47^	—
Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.48††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.49*	—	Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation.
10.50*††	—	Amended and Restated Distributor PMPA Franchise Agreement, dated March 1, 2011, between Global Companies LLC and Alliance Energy LLC.
10.51*††	—	Volume Incentive Program, dated March 1, 2011, between Global Companies LLC and Alliance Energy LLC.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^
Management contract or compensatory plan or arrangement.

*
Filed herewith.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

**
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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 11, 2011	By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2011.

Signature	Title

/s/ ERIC SLIFKA Eric Slifka	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS J. HOLLISTER Thomas J. Hollister	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ CHARLES A. RUDINSKY Charles A. Rudinsky	Executive Vice President, Chief Accounting Officer and Co-Director of Mergers and Acquisitions (Principal Accounting Officer)
/s/ ALFRED A. SLIFKA Alfred A. Slifka	Chairman
/s/ RICHARD SLIFKA Richard Slifka	Vice Chairman
/s/ DAVID K. MCKOWN David K. McKown	Director
/s/ ROBERT J. MCCOOL Robert J. McCool	Director
/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 11, 2011

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,361	$662
Accounts receivable (less allowance of $3,799 and $3,006 as of December 31, 2010 and 2009, respectively)	553,066	335,912
Accounts receivable—affiliates	1,230	1,565
Inventories	586,831	465,923
Brokerage margin deposits	15,501	18,059
Fair value of forward fixed price contracts	1,942	3,089
Prepaid expenses and other current assets	36,714	37,648

Total current assets	1,197,645	862,858
Property and equipment, net	422,684	159,292
Intangible assets, net	40,065	28,557
Other assets	11,922	1,996

Total assets	$1,672,316	$1,052,703

Liabilities and partners' equity
Current liabilities:
Accounts payable	$443,469	$243,449
Working capital revolving credit facility—current portion	193,198	221,711
Environmental liabilities—current portion	5,535	3,296
Trustee taxes payable	69,828	41,484
Accrued expenses and other current liabilities	30,494	36,120
Income taxes payable	—	461
Obligations on forward fixed price contracts and other derivatives	9,157	21,114

Total current liabilities	751,681	567,635
Working capital revolving credit facility—less current portion	293,502	240,889
Revolving credit facility	300,000	71,200
Environmental liabilities—less current portion	28,970	2,254
Other long-term liabilities	21,347	13,305

Total liabilities	1,395,500	895,283
Commitments and contingencies (See Note 13)	—	—
Partners' equity
Common unitholders (13,293,139 units issued and 13,232,629 outstanding at December 31, 2010 and 7,428,139 units issued and 7,380,996 outstanding at December 31, 2009)	292,267	165,129
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2010 and 2009)	(1,623)	(713)
General partner interest (1.20% and 1.73% interest with 230,303 equivalent units outstanding at December 31, 2010 and 2009, respectively)	(66)	(29)
Accumulated other comprehensive loss	(13,762)	(6,967)

Total partners' equity	276,816	157,420

Total liabilities and partners' equity	$1,672,316	$1,052,703

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Years Ended December 31,
	2010	2009	2008
Sales	$7,801,559	$5,818,411	$9,019,123
Cost of sales	7,634,841	5,668,583	8,899,332

Gross profit	166,718	149,828	119,791
Costs and operating expenses:
Selling, general and administrative expenses	66,063	61,048	42,060
Operating expenses	47,781	35,043	31,788
Amortization expenses	3,526	2,986	2,937

Total costs and operating expenses	117,370	99,077	76,785

Operating income	49,348	50,751	43,006
Interest expense	(22,310)	(15,188)	(20,799)

Income before income tax expense	27,038	35,563	22,207
Income tax expense	—	(1,429)	(1,152)

Net income	27,038	34,134	21,055
Less: General partner's interest in net income, including incentive distribution rights	(677)	(791)	(564)

Limited partners' interest in net income	$26,361	$33,343	$20,491

Basic net income per limited partner unit	$1.61	$2.56	$1.57

Diluted net income per limited partner unit	$1.59	$2.51	$1.57

Basic weighted average limited partner units outstanding	16,346	13,017	13,071

Diluted weighted average limited partner units outstanding	16,597	13,279	13,071

Distributions per limited partner unit	$1.96	$1.95	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$27,038	$34,134	$21,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,082	14,740	14,188
Amortization of deferred financing fees	3,007	1,169	938
Disposition of property and equipment and other	(5)	4	5
Bad debt expense	1,060	2,172	660
Stock-based compensation expense	228	1,946	745
Curtailment gain	—	(1,479)	—
Changes in operating assets and liabilities:
Accounts receivable	(218,214)	(91,446)	191,868
Accounts receivable—affiliate	335	953	1,790
Inventories	(120,908)	(225,577)	243,913
Broker margin deposits	2,558	(9,068)	3,554
Prepaid expenses, all other current assets and other assets	(12,077)	(6,226)	(15,821)
Accounts payable	200,020	23,666	(151,559)
Income taxes payable	(461)	(59)	778
Trustee taxes payable	28,344	8,906	(6,917)
Change in fair value of forward fixed price contracts	(10,810)	171,858	(194,983)
Accrued expenses, all other current liabilities and other long-term liabilities	(7,391)	13,178	(10,994)

Net cash (used in) provided by operating activities	(87,194)	(61,129)	99,220
Cash flows from investing activities
Acquisitions	(248,359)	—	—
Capital expenditures	(14,687)	(9,075)	(11,524)
Proceeds from sale of property and equipment	49	13	14

Net cash used in investing activities	(262,997)	(9,062)	(11,510)
Cash flows from financing activities
Proceeds from public offerings, net	132,240	—	—
Borrowings from (payments on) credit facilities, net	252,900	100,300	(61,500)
Payments on note payable, other	—	—	(1,239)
Repurchase of common units	(882)	(3,956)	—
Repurchased units withheld for tax obligations	(404)	(386)	—
Distributions to partners	(31,964)	(26,050)	(26,136)

Net cash provided by (used in) financing activities	351,890	69,908	(88,875)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	1,699	(283)	(1,165)
Cash and cash equivalents at beginning of year	662	945	2,110

Cash and cash equivalents at end of year	$2,361	$662	$945

Supplemental information
Cash paid during the year for interest	$22,048	$15,280	$20,703

Cash paid during the year for income taxes	$1,748	$1,572	$404

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2007	$165,271	$(2,116)	$(88)	$(2,716)	$160,351
Stock-based compensation	745	—	—	—	745
Distributions to partners	(14,484)	(11,004)	(648)	—	(26,136)
Comprehensive income:
Net income	11,560	8,931	564	—	21,055
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	(9,518)	(9,518)
Change in pension liability	—	—	—	(3,029)	(3,029)

Total comprehensive income	—	—	—	—	8,508

Balance December 31, 2008	163,092	(4,189)	(172)	(15,263)	143,468
Stock-based compensation	1,946	—	—	—	1,946
Distributions to partners	(14,398)	(11,004)	(648)	—	(26,050)
Phantom unit dividends	(32)	—	—	—	(32)
Repurchase of common units	(3,956)	—	—	—	(3,956)
Repurchased units withheld for tax obligations	(386)	—	—	—	(386)
Comprehensive income:
Net income	18,863	14,480	791	—	34,134
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	3,879	3,879
Curtailment gain	—	—	—	3,619	3,619
Change in pension liability	—	—	—	798	798

Total comprehensive income	—	—	—	—	42,430

Balance December 31, 2009	165,129	(713)	(29)	(6,967)	157,420
Proceeds from public offerings, net	132,240	—	—	—	132,240
Stock-based compensation	228	—	—	—	228
Distributions to partners	(20,204)	(11,046)	(714)	—	(31,964)
Phantom unit dividends	(65)	—	—	—	(65)
Repurchase of common units	(882)	—	—	—	(882)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	16,225	10,136	677	—	27,038
Other comprehensive income:
Change in fair value of interest rate collars	—	—	—	(6,371)	(6,371)
Change in pension liability	—	—	—	(424)	(424)

Total comprehensive income	—	—	—	—	20,243

Balance December 31, 2010	$292,267	$(1,623)	$(66)	$(13,762)	$276,816

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

        Global Partners LP (the "Partnership") is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products and small amounts of natural gas and renewable fuels and also provides ancillary services to companies. The Partnership also receives revenue from retail sales of gasoline, convenience store sales and gas station rental income.

        The Partnership has five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership. GMG conducts the Partnership's end user business, including certain aspects of its retail gasoline business. Global Energy was formed to conduct the Partnership's natural gas operations and commenced operations in January 2010. In addition, GLP Finance Corp. ("GLP Finance") is a wholly owned subsidiary of the Partnership. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

Recent Developments

        Retail Gas Stations/Fuel Supply Acquisition—On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities. See Note 5.

        Acquisition of Warex Terminals—On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York for cash consideration of $46.0 million, plus the assumption of certain environmental liabilities. See Note 5 for additional information related to the transaction.

        Ethanol and Rail Expansion Project—In October 2010, the Partnership completed an ethanol and rail expansion project that adds ethanol storage at its refined petroleum product terminal in Albany, New York. The project, which became operational in October 2010, was jointly developed with Canadian Pacific Railway Limited and includes modifications that enable the terminal to schedule the delivery of 80-car trains of ethanol and allows ethanol to be shipped directly on a single rail line from the Midwest. Beyond supplying its own business, the Partnership further invested in its Albany terminal having installed a marine vapor recovery system for barge-loading of ethanol and gasoline at the dock and expanded the rack to allow for additional ethanol and gasoline sales. The Partnership believes the supply efficiencies gained through this project position it to be a premier cost effective supplier of gasoline and ethanol to the Northeast. In December 2010, the U.S. Volumetric Ethanol Excise Tax Credit, which had been authorized through December 31, 2010, was extended for one year. In a separate and complementary project, the Partnership is converting two distillate storage tanks to gasoline storage at the Albany facility.

        Conversion of Subordinated Units—Subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units have converted to common units. See Note 21.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Nature of Business (Continued)

Public Offerings of Common Units

        On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit. Net proceeds were approximately $84.6 million, after deducting underwriting fees and offering expenses. On November 16, 2010, the Partnership completed a public offering of 1,955,000 common units at a price of $25.57 per common unit. Net proceeds were approximately $47.7 million, after deducting underwriting fees and offering expenses. The Partnership used the net proceeds from each of these offerings to reduce indebtedness outstanding under its Credit Agreement.

        On February 8, 2011, the Partnership completed a public offering of 2,645,000 common units at a price of $27.60 per common unit. Net proceeds were approximately $69.7 million, after deducting underwriting fees and offering expenses. The Partnership used the net proceeds to reduce indebtedness outstanding under its Credit Agreement. See Note 15 for additional information related to these public offerings.

        The Partnership's 1.06% general partner interest (reduced from 1.73% following the Partnership's public offerings discussed above and in Notes 15 and 21) is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. As of December 31, 2010, affiliates of the General Partner, including its directors and executive officers, owned 282,141 common units and 5,642,424 subordinated units.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated.

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

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2010 and 2009, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

Inventories

        Except for its convenience store inventory, the Partnership hedges substantially all of its inventory purchases through futures contracts and swap agreements. Hedges are executed when inventory is purchased and are identified with that specific inventory. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.

        Inventories consisted of the following at December 31 (in thousands):

	2010	2009
Distillates: home heating oil, diesel and kerosene	$377,123	$339,737
Residual oil	35,749	39,787
Gasoline	115,542	64,645
Blend stock	55,919	21,754

Total	584,333	465,923
Convenience store inventory	2,498	—

Total	$586,831	$465,923

        In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $126.8 million and $22.9 million at December 31, 2010 and 2009, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $115.2 million and $10.2 million at December 31, 2010 and 2009, respectively. Exchange transactions are valued using current quoted market prices.

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

Buildings, docks, terminal facilities and improvements	15-25 years
Gasoline stations	25 years
Gasoline station equipment	7 years
Fixtures, equipment and automobiles	3-7 years

Intangibles and Other Long-Lived Assets

        Intangibles are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight line method over the estimated economic useful lives of the respective intangible assets, ranging from 2 to 20 years. Accounting and reporting guidance for long-lived assets, including intangibles, requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. No impairments of long-lived assets were recorded during 2010, 2009 and 2008.

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

        The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 9 and 19.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Leases

        The Partnership leases office space and computer equipment and also has entered into terminal and throughput lease arrangements with various unrelated oil terminals. In addition, the Partnership leases certain gas stations from third parties under long-term arrangements with various expiration dates. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. The Partnership also provides for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. Convenience store products are recognized net of applicable provisions for discounts and allowances upon delivery, generally, at the point of sale. Rental income is recognized on a straight-line basis over the term of the lease.

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. Any net differential for exchange agreements is to be recorded as a nonmonetary adjustment of inventory costs.

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

        GMG is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG for the years ended December 31, 2010, 2009 and 2008. The after-tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. See Note 4.

        GMG files income tax returns in the U.S. and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2008.

        The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2010 (tax years ended December 31, 2010, 2009 and 2008). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2010. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in selling, general and administrative expenses.

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

        The Partnership's wholesale and commercial customers of refined petroleum products are located in the Northeast. The Partnership's retail gas stations are located in Massachusetts, New Hampshire and Rhode Island.

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

        The following table presents the Partnership's products as a percentage of total sales for the years ended December 31:

	2010	2009	2008
Gasoline	60%	51%	50%
Distillates	35%	44%	46%
Residual oil	5%	5%	4%

Total	100%	100%	100%

        The Partnership had one customer, ExxonMobil Oil Corporation ("ExxonMobil") who accounted for approximately 19%, 22% and 20% of sales for the years ended December 31, 2010, 2009 and 2008, respectively.

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

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. Ineffectiveness related to these hedging activities was immaterial at December 31, 2010 and 2009.

        The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of the Partnership's forward purchase and sale commitments. Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales. Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature. Ineffectiveness related to these hedging activities was immaterial at December 31, 2010 and 2009.

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

Net Income Per Limited Partner Unit

        Under the Partnership's partnership agreement, for any quarterly period, the incentive distribution rights ("IDRs") participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership's undistributed net income or losses. Accordingly, the Partnership's undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners' interest, and to the General Partner's general partner interest.

        On April 21, 2010, the board of directors of the General Partner declared a quarterly cash distribution of $0.4875 per unit for the period from January 1, 2010 through March 31, 2010. On July 21, 2010, the board declared a quarterly cash distribution of $0.4875 per unit for the period from April 1, 2010 through June 30, 2010. On October 20, 2010, the board declared a quarterly cash distribution of $0.4950 per unit for the period from July 1, 2010 through September 30, 2010. On January 19, 2011, the board declared a quarterly cash distribution of $0.50 per unit for the period from October 1, 2010 through December 31, 2010. These declared cash distributions resulted in incentive

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target distribution with respect to such IDRs. See Note 14, "Partners' Equity, Allocations and Cash Distributions" for further information.

        The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2010
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income(1)	$27,038	$26,361	$677	$—
Declared distribution	$35,204	$34,429	$453	$322
Assumed allocation of undistributed net income	(8,166)	(8,068)	(98)	—

Assumed allocation of net income	$27,038	$26,361	$355	$322

Denominator:
Basic weighted average limited partner units outstanding(2)		16,346
Dilutive effect of phantom units (Note 12)		251

Diluted weighted average limited partner units outstanding(2)		16,597
Basic net income per limited partner unit		$1.61

Diluted net income per limited partner unit		$1.59

(1)
Calculation includes the effect of the public offerings on March 19, 2010 and November 16, 2010 (see Note 15) and, as a result, the general partner interest was, based on a weighted average, 1.53% for the year ended December 31, 2010.

(2)
For the year ended December 31, 2010, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations (as defined in Note 12). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

	Year Ended December 31, 2009
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income(1)	$34,134	$33,343	$791	$—
Declared distribution	$26,262	$25,614	$448	$200
Assumed allocation of undistributed net income	7,872	7,729	143	—

Assumed allocation of net income	$34,134	$33,343	$591	$200

Denominator:
Basic weighted average limited partner units outstanding(2)		13,017
Dilutive effect of phantom units (Note 12)		262

Diluted weighted average limited partner units outstanding(2)		13,279
Basic net income per limited partner unit		$2.56

Diluted net income per limited partner unit		$2.51

	Year Ended December 31, 2008
	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income(1)	$21,055	$20,491	$564	$—
Declared distribution	$26,136	$25,488	$448	$200
Assumed allocation of undistributed net income	(5,081)	(4,997)	(84)	—

Assumed allocation of net income	$21,055	$20,491	$364	$200

Denominator:
Basic weighted average limited partner units outstanding		13,071
Diluted weighted average limited partner units outstanding		13,071
Basic net income per limited partner unit		$1.57

Diluted net income per limited partner unit		$1.57

(1)
For the years ended December 31, 2009 and 2008, the general partner interest was 1.73%.

(2)
For the year ended December 31, 2009, limited partner units outstanding excluded common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations (as defined in Note 12). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Pension Plan	Derivatives	Total
Balance at December 31, 2008	$(4,417)	$(10,846)	$(15,263)
Change in fair value of interest rate collars	—	3,879	3,879
Curtailment gain	3,619	—	3,619
Change in pension liability	798	—	798

Balance at December 31, 2009	—	(6,967)	(6,967)
Change in fair value of interest rate collars and forward starting swap	—	(6,371)	(6,371)
Change in pension liability	(424)	—	(424)

Balance at December 31, 2010	$(424)	$(13,338)	$(13,762)

New Accounting Standard

        In January 2010, guidance issued by the Financial Accounting Standards Board ("FASB") related to fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements and enhanced detail in the Level 3 reconciliation. This guidance clarifies the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either Level 2 or Level 3. The updated guidance was effective for the Partnership on January 1, 2010, with the exception of the Level 3 disaggregation which is effective for the Partnership on January 1, 2011. The adoption had no impact on the Partnership's consolidated financial statements. See Note 18 for details regarding the Partnership's assets and liabilities measured at fair value.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments

        The following table presents the volume of activity related to the Partnership's derivative financial instruments at December 31, 2010:

	Units(1)	Unit of Measure
Oil Contracts
Long	17,099	Thousands of barrels
Short	(22,777)	Thousands of barrels
Natural Gas Contracts
Long	20,628	Thousands of decatherms
Short	(20,628)	Thousands of decatherms
Interest Rate Collars	$200	Millions of dollars
Forward Starting Swap	$100	Millions of dollars

(1)
Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

  Fair Value Hedges

        The following table presents the gross fair values of the Partnership's derivative instruments and firm commitments and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

	Balance Sheet Location (Net)	2010 Fair Value	2009 Fair Value
Asset Derivatives
Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(2)	$3,896	$4,085
Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(2)	3,049	11,067

Total asset derivatives		$6,945	$15,152

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Oil product contracts(1)	(3)	$13,538	$23,030
Derivatives not designated as hedging instruments
Oil product and natural gas contracts	(3)	2,896	10,805

Total liability derivatives		$16,434	$33,835

(1)
Includes forward fixed price purchase and sale contracts as recognized in the Partnership's consolidated balance sheets at December 31, 2010 and 2009

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

        The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationship		2010	2009	2008
Oil product contract	Cost of sales	$(60,166)	$(254,440)	$179,644

		Amount of Gain (Loss) Recognized in Income on Hedged Items
	Location of Gain (Loss) Recognized in Income on Hedged Item
Hedged Items in Fair Value Hedged Relationships		2010	2009	2008
Inventories and forward fixed price contracts	Cost of sales	$60,320	$255,218	$(180,345)

        The Partnership's derivative financial instruments do not contain credit risk related or other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

        The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership's consolidated balance sheet being hedged by the following derivative instruments at December 31 (in thousands):

	2010	2009
Futures contracts	$(6,480)	$(14,605)
Swaps and other, net	(735)	(3,420)

Total	$(7,215)	$(18,025)

        The total balances of $7.2 million and $18.0 million reflect the fair value of the forward fixed price contract liability net of the corresponding asset in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively.

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

        The Partnership has a daily margin requirement with its broker based on the prior day's market results on open futures contracts. The brokerage margin balance was $15.5 million and $18.1 million at December 31, 2010 and 2009, respectively.

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

  Cash Flow Hedges

        The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated and accounted for as a cash flow hedge. The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%. As of December 31, 2010, the three-month LIBOR rate of 0.29% was lower than the floor rate. As a result, in January 2011, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $452,300 and, at December 31, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The fair values of the first collar, excluding accrued interest, were liabilities of approximately $1.2 million and $3.9 million as of December 31, 2010 and 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively. The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar's strike rates.

        On September 29, 2008, the Partnership executed its second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. As of December 31, 2010, the one-month LIBOR rate of 0.26% was lower than the floor rate. As a result, in January 2011, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $203,300 and, at December 31, 2010, such amount was recorded in accrued expenses and other current liabilities in the accompanying

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

consolidated balance sheets. The fair values of the second collar, excluding accrued interest, were liabilities of approximately $4.8 million and $3.2 million as of December 31, 2010 and 2009, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar's strike rates.

        In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution. The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%. The fair value of the swap was a liability of approximately $7.3 million as of December 31, 2010 and was recorded in other long-term liabilities in the accompanying consolidated balance sheets. The fair value of the swap was an asset of approximately $80,000 as of December 31, 2009 and was recorded in other long-term assets in the accompanying consolidated balance sheets. Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using the regression analysis. The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

        The following table presents the fair value of the Partnership's derivative instruments and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010 Fair Value	2009 Fair Value
Asset derivatives
Forward starting swap	Other assets	$—	$80

Liability derivatives
Interest rate collars	Other long-term liabilities	$6,042	$7,047
Forward starting swap	Other long-term liabilities	7,296	—

Total liability derivatives		$13,338	$7,047

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Derivative Financial Instruments (Continued)

        The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership's consolidated statements of income and partners' equity for years ended December 31 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationship	2010	2009	2008	2010	2009	2008
Interest rate collars	$1,005	$3,799	$(9,518)	$—	$—	$—
Forward starting swap	(7,376)	80	—	—	—	—

Total	$(6,371)	$3,879	$(9,518)	$—	$—	$—

        Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the years ended December 31, 2010, 2009 and 2008. The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $5.9 million, $5.2 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		2010	2009	2008
Oil product contracts	Cost of sales	$6,505	$8,766	$10,469

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Income Taxes

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2010	2009	2008
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	6.4%	6.4%	6.4%
Partnership income not subject to tax	(40.4)%	(36.4)%	(35.2)%

Effective income tax rate	—%	4.0%	5.2%

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands) :

	2010	2009	2008
Current:
Federal	$(1,732)	$1,106	$903
State	170	381	279

Total current	(1,562)	1,487	1,182
Deferred:
Federal	1,558	(43)	(23)
State	4	(15)	(7)

Total deferred	1,562	(58)	(30)

Total	$—	$1,429	$1,152

        At December 31, 2010, the Partnership had a net deferred tax liability of $1.6 million which primarily represents the difference between the book and tax basis of assets. At December 31, 2009, the Partnership had a net deferred tax asset of approximately $140,000, which primarily represents the difference between tax and book amortization.

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2010	2009	2008
Income before income tax expense	$27,038	$35,563	$22,207
Non-taxable income	(27,076)	(32,580)	(19,669)

Income subject to income tax expense	$(38)	$2,983	$2,538

        The Partnership made approximately $1.7 million, $1.6 million and $0.4 million in income tax payments during 2010, 2009 and 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions

        Retail Gas Stations/Fuel Supply Acquisition—On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $4.2 million of convenience store inventory and gasoline and diesel inventory in the ordinary course of business that was stored at the acquired sites. The Partnership acquired 190 Mobil branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island. As of December 31, 2010, of the 190 stations, 41 were directly operated on the Partnership's behalf by its management agent, Alliance Energy LLC ("Alliance"), an experienced retail operator, and 149 were dealer operated subject to existing franchise agreements assigned to and assumed by the Partnership. Additionally, the Partnership acquired the right to supply Mobil branded fuel to such stations and to 31 Mobil branded stations that are owned and operated by independent dealers in these states. The Partnership outsourced the day-to-day management and operations of these 221 locations to Alliance.

        The Partnership incurred acquisition expenses of approximately $0.8 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statements of income. The Partnership financed the acquisition through borrowings under its Credit Agreement. This acquisition was accounted for as a business combination.

        The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the fair value of environmental liabilities assumed. The following table presents the preliminary allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings and improvements	$59,271
Land	118,634
Fixtures and equipment	47,008
Intangibles	7,400

Total assets purchased	232,313
Less environmental liabilities assumed	(30,000)

Total cash consideration	$202,313

        The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Supply contracts	$7,400	$(493)	$6,907	5 years

        Amortization expense was approximately $493,000 for the year ended December 31, 2010.

        In a separate transaction, the Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate its retail gas stations under the Mobil-branded trade name and related trade logos. See Note 13.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions (Continued)

        Warex Terminals—On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the "Warex Terminals") for cash consideration of $46.0 million plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $9.5 million of inventory in the normal course of business that was stored in the acquired terminals. The Partnership incurred acquisition expenses of approximately $1.4 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statements of income. The Partnership financed the acquisition through its revolving credit facility. This acquisition was accounted for as a business combination.

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

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634

Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)

Total cash consideration	$46,046

        The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships	$6,524	$(254)	$6,270	15 years
Supply contracts	1,110	(43)	1,067	15 years

Total intangible assets	$7,634	$(297)	$7,337

        Amortization expense was approximately $297,000 for the year ended December 31, 2010.

        Valuation of Intangible Assets—The estimated purchase price for each of the above acquisitions has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that uses information and assumptions provided by management.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Acquisitions (Continued)

        As part of the preliminary purchase price allocations, identifiable intangible assets include supply contracts and, in the case of the Warex Terminals, customer relationships. The Partnership primarily used the income approach to value the intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

        The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset. The Partnership expects to amortize these intangible assets on a straight-line basis over their estimated useful lives using a consistent method that is based on estimated future cash flows.

        The estimated annual amortization expense for intangible assets acquired in 2010 for future years ending December 31 is as follows (in thousands):

2011	$1,989
2012	1,989
2013	1,989
2014	1,989
2015	1,496
Thereafter	4,792

Total	$14,244

Note 6. Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Buildings, docks, terminal facilities and improvements	$307,616	$153,954
Land	149,244	26,110
Fixtures, equipment and automobiles	11,056	8,866
Construction in process	5,894	5,028

Total property and equipment	473,810	193,958
Less accumulated depreciation	(51,126)	(34,666)

Total	$422,684	$159,292

        The net increase of approximately $279.8 million in total property and equipment was primarily due to the Partnership's acquisitions of retail gas stations from ExxonMobil and the terminal acquisition from Warex (see Note 5).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment (Continued)

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $15.6 million, $10.8 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $0.9 million for the year ended December 31, 2010 and $1.0 million for each of the years ended December 31, 2009 and 2008.

        There were no fully depreciated assets written off for the years ended December 31, 2010 and 2009.

Note 7. Intangible Assets

        Intangible assets consisted of the following at December 31 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
December 31, 2010
Intangible assets subject to amortization:
Terminalling services	$26,365	$(4,696)	$21,669	20 years
Customer relationships	17,986	(8,293)	9,693	8-15 years
Supply contracts	8,510	(536)	7,974	5-15 years
Workforce	347	(59)	288	20 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(770)	172	3-5 years
Customer contracts	307	(307)	—	2 years

Total	55,596	(15,800)	39,796
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$55,865	$(15,800)	$40,065

December 31, 2009
Intangible assets subject to amortization:
Terminalling services	$26,365	$(3,378)	$22,987	20 years
Customer relationships	11,462	(6,836)	4,626	8-12 years
Workforce	347	(42)	305	20 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(572)	370	3-5 years
Customer contracts	307	(307)	—	2 years

Total	40,562	(12,274)	28,288
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$40,831	$(12,274)	$28,557

        The aggregate amortization expense was approximately $3.5 million, $3.0 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Intangible Assets (Continued)

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2011	$4,635
2012	4,166
2013	3,754
2014	3,723
2015	3,224
Thereafter	20,294

Total intangible assets subject to amortization	39,796
Brand names, not subject to amortization	269

Total intangible assets	$40,065

Note 8. Debt

Credit Agreement

        On August 18, 2010, the Partnership entered into a First Amendment to Amended and Restated Credit Agreement which amended the Amended and Restated Credit Agreement dated May 14, 2010 (as amended the "Credit Agreement"). In accordance with the Credit Agreement and in connection with the acquisition of retail gas stations and supply rights from ExxonMobil (see Note 5), the Partnership requested, and certain lenders under the Credit Agreement agreed to, an increase in the revolving credit facility in an amount equal to $200.0 million for a total credit facility of up to $1.15 billion. The Credit Agreement will mature on May 14, 2014.

        There are two facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $800.0 million; and

  •
  a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt (Continued)

        Availability under the Partnership's working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the Credit Agreement, the Partnership's borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base. Availability under the Partnership's borrowing base may be affected by events beyond the Partnership's control, such as changes in refined petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions. These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

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

        The average interest rates for the Credit Agreement were 3.7%, 3.6% and 4.6% for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Partnership executed two zero premium interest rate collars and a forward starting swap which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 3 for additional information on the interest rate collars and the forward starting swap.

        The Partnership incurs a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt (Continued)

        The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $293.5 million and $240.9 million at December 31, 2010 and 2009, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the working capital revolving credit facility was approximately $193.2 million and $221.7 million at December 31, 2010 and 2009, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2010, the Partnership had total borrowings outstanding under the Credit Agreement of $786.7 million, including $300.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $110.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $252.6 million and $211.2 million at December 31, 2010 and 2009, respectively.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and each of the Companies and is guaranteed by the General Partner. The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and limitations on the Partnership's ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership's business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

        The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2010. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). Under the Credit Agreement, the clean down requirement of the previous credit agreement was eliminated.

        The Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership's available cash (as defined in its partnership agreement).

        The lending group under the Credit Agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland" New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Environmental Liabilities

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

        In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil (see Note 5), the Partnership assumed certain environmental liabilities. The assumed environmental liabilities include ongoing environmental remediation at approximately 70 of the Acquired Sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership's estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million, of which approximately $0.2 million was paid by the Partnership as of December 31, 2010. The remaining liability of $29.8 million was recorded as a current liability of $2.4 million and a long-term liability of $27.4 million in the accompanying consolidated balance sheets at December 31, 2010.

        In connection with the June 2010 acquisition of the Warex Terminals (see Note 5), the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million, which was recorded as a long-term liability in the accompanying consolidated balance sheets at December 31, 2010. The Partnership does not believe that completion of the ongoing remediation efforts will result in material costs in excess of the environmental reserve or have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Environmental Liabilities (Continued)

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million, of which approximately $0.8 million was paid by the Partnership through December 31, 2010. The remaining liability of $0.4 million was recorded as a current liability of $0.3 million and a long-term liability of $0.1 million in the accompanying consolidated balance sheets at December 31, 2010. The Partnership has implemented the remedial action plans and does not believe that compliance with the terms thereof will result in material costs in excess of the environmental reserve or have a material impact on its operations.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million. In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. The Partnership responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. Through December 31, 2010, the Partnership paid approximately $2.4 million and, at December 31, 2010, this liability had a balance of $2.8 million which was recorded as a current liability in the accompanying consolidated balance sheets. In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. The Partnership does not believe that compliance with the terms of the approved remedial action work plan will result in material costs in excess of the environmental reserve or have a material impact on its operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2010	2009
Barging transportation, product storage and other ancillary costs	$17,678	$21,019
Swaps and other derivatives	2,602	4,113
Employee compensation	5,465	7,468
Other	4,749	3,520

Total	$30,494	$36,120

        Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

        In addition, the Partnership had trustee taxes payable of $69.8 million at December 31, 2010 which consisted of $40.2 million related to an ethanol credit and $29.6 million in various pass-through taxes collected from customers on behalf of taxing authorities. Trustee taxes payable at December 31, 2009 of $41.5 million consisted of $27.3 million related to an ethanol credit and $14.2 million in various pass-through taxes collected from customers on behalf of taxing authorities.

Note 11. Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Contributions under the plan are determined annually, at the sole discretion of the General Partner's board of directors. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan have been equal to 50% of each employee's contribution, up to a maximum contribution of 3% of the employee's compensation. Matching contributions greater than this level are allowed under the plan. Effective January 1, 2010, the discretionary percentage match by the General Partner increased from 3% to 4% of the employee's compensation. The General Partner's matching contributions on behalf of higher-paid employees are subject to certain limitations under federal law. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. This plan had expenses of approximately $966,000, $498,000 and $500,000 for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has a qualified pension plan (the "Plan") that covers all eligible employees. Effective December 31, 2009, the Plan was amended to freeze participation in and benefit accruals under the Plan. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements received increased benefits under the Plan, effective December 31, 2009. As a result of the freeze, the Partnership recognized a curtailment gain of approximately $1.5 million which was recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2009. The curtailment gain consisted of approximately $5.1 million in a change in benefit obligation and approximately $3.6 million in an

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Employee Benefit Plans with Related Party (Continued)

unrecognized net actuarial loss. As of December 31, 2010, the Partnership had a net unfunded pension liability of approximately $2.2 million. The change in the funded status of $424,000 for 2010 was recognized in accumulated other comprehensive income.

Non-qualified Pension and Deferred Compensation Plans

        The Partnership has a non-qualified pension plan for a former employee, which commenced fixed payments in November of 2003. The plan calls for payments over a fifteen-year period from the commencement date. Total remaining future fixed payments under this plan consist of $0.1 million per year for the period from 2011 through 2018 for an aggregate amount of $1.0 million. The Partnership had a discounted obligation of approximately $0.8 million recorded in long-term liabilities at December 31, 2010 and 2009.

        The General Partner also has two non-qualified deferred compensation arrangements. One arrangement is for an executive officer that calls for annual payments of $70,000 for fifteen consecutive years from the commencement date. The other arrangement is for a former executive officer that calls for annual payments of $85,000 for fifteen consecutive years from the commencement date. The Partnership had a total discounted obligation of approximately $1.2 million and $1.0 million recorded in long-term liabilities at December 31, 2010 and 2009, respectively. In accordance with the provisions of the Partnership's partnership agreement, the General Partner will be reimbursed by the Partnership for payments to the executive officers under these non-qualified deferred compensation arrangements.

Supplemental Executive Retirement Plan

        The General Partner, on behalf of the Partnership, entered into Supplemental Executive Retirement Plan ("SERP") agreements with four employees. Such SERP agreements were effective December 31, 2009 and are intended to reduce the adverse effects of the pension freeze on these four employees. The SERP agreements are intended to provide for benefits generally comparable in value to the increase in benefits the employee would have received under the Plan if such increased benefits could be provided to the employee under the Plan consistent with applicable tax qualification requirements. Total expenses related to the SERP were approximately $248,000 for the year ended December 31, 2010. Expenses related to the SERP were immaterial for the year ended December 31, 2009.

Long-Term Incentive Plan

        Please see Note 12 for a discussion of the Long-Term Incentive Plan.

Note 12. Long-Term Incentive Plan

        The General Partner has adopted a Long-Term Incentive Plan ("LTIP") whereby 564,242 common units are authorized for issuance. Any units delivered pursuant to an award under the LTIP may be acquired in the open market or from any affiliate, be newly issued units or any combination of the foregoing. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Incentive Plan (Continued)

  Status of Non-Vested Units

        The following table presents a summary of the status of the non-vested units as of December 31:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2008	162,320	$18.13
Granted	277,777	3.73
Vested	(102,678)	18.87
Forfeited	—	—

Outstanding non-vested units at December 31, 2009	337,419	6.05
Granted	3,600	22.80
Vested	(36,834)	12.42
Forfeited	—	—

Outstanding non-vested units at December 31, 2010	304,185	$5.47

        The Partnership recorded compensation expenses related to phantom unit awards of approximately $0.5 million, $2.0 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2010 was approximately $570,400.

  Repurchase Program

        In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership's common units (the "Repurchase Program") for the purpose of meeting the General Partner's anticipated obligations to deliver common units under the LTIP and meeting the General Partner's obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the "General Partner's Obligations"). The Partnership is authorized to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner's Obligations. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. Through December 31, 2010, the General Partner repurchased 229,191 common units pursuant to the Repurchase Program for approximately $4.8 million.

        At December 31, 2010 and 2009, common units outstanding excluded 60,510 and 47,143 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations.

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

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non-cancelable terms of one year or more at December 31, 2010 (in thousands):

2011	$1,624
2012	1,329
2013	1,060
2014	1,062
2015	1,071
Thereafter	4,808

Total	$10,954

        Total expenses under the operating lease arrangements amounted to approximately $2.2 million, $1.9 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Partnership also receives lease income from office space leased at one of its owned terminals for $0.2 million per year through January 2014.

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $1.0 million and $0.7 million at December 31, 2010 and 2009, respectively. Depreciation expense for equipment under the capital leases was approximately $188,000, $177,000, and $166,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Terminal and Throughput Leases

        The Partnership entered into terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2010 (in thousands):

2011	$10,540
2012	4,809
2013	1,941
2014	766
2015	777
Thereafter	2,203

Total	$21,036

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

Leases of Gasoline Stations

        The Partnership entered into gasoline station lease arrangements at various gasoline stations. The following provides future minimum lease commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2010 (in thousands):

2011	$2,847
2012	2,310
2013	1,779
2014	1,565
2015	1,341
Thereafter	4,086

Total	$13,928

Purchase Commitments

        The minimum volume purchase requirements for 2011 under the Partnership's existing supply agreements are approximately 739 million gallons. The Partnership purchased approximately 481 million, 878 million and 885 million gallons of product under the Partnership's existing supply agreements for $1.0 billion, $1.4 billion and $2.2 billion in 2010, 2009 and 2008, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

Brand Fee Agreement

        The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate its retail gas stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the acquired gas stations, are due on a monthly basis. The following provides total future minimum payments under the agreement with non-cancelable terms of one year or more at December 31, 2010 (in thousands):

2011	$9,000
2012	9,000
2013	9,000
2014	9,000
2015	9,000
Thereafter	85,550

Total	$130,550

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Commitments and Contingencies (Continued)

Commercial Agreement

        The Partnership entered into a series of agreements related to the transportation of ethanol to the Partnership's Albany, New York terminal. The following provides total future minimum payments under the agreement with non-cancelable terms of one year or more at December 31, 2010 (in thousands):

2011	$23,370
2012	23,370
2013	23,370
2014	23,370
2015	23,370
Thereafter	42,845

Total	$159,695

Environmental Liabilities

        Please see Note 9 for a discussion of the Partnership's environmental liabilities.

Legal Proceedings

        Please see Note 19 for a discussion of the Partnership's legal proceedings.

Note 14. Partners' Equity, Allocations and Cash Distributions

Units Outstanding

        Partners' equity at December 31, 2010 consisted of 13,293,139 common units outstanding (including 282,141 common units held by affiliates of the General Partner, including directors and executive officers), 5,642,424 subordinated units held by affiliates of the Slifka family, collectively representing a 98.80% effective ownership interest in the Partnership, and 230,303 general partner units representing a 1.20% general partner interest in the Partnership.

        Partners' equity at December 31, 2010 and 2009 excluded common units outstanding of 60,510 and 47,143 common units, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner's Obligations. See Note 12, "Long-Term Incentive Plan—Repurchase Program."

Common Units

        During the subordination period, as defined in the Partnership's partnership agreement, the common units will have the right to receive distributions of available cash from "distributable cash flow" (as defined in the Partnership's partnership agreement) before any distributions of available cash from distributable cash flow may be made on the subordinated units in an amount equal to the minimum quarterly distribution of (a) $0.4125 per unit per quarter for all quarters ending on or prior to September 30, 2009 and $0.4625 per unit per quarter for all quarters ending on or after September 30, 2009 (b) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will extend until the first day of any quarter beginning after

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (Continued)

December 31, 2010 that each of the following tests are met: (1) distributions of available cash from distributable cash flow on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date; (2) the distributable cash flow generated during each of the three consecutive non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on each of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and (3) there are no arrearages in payment of the minimum quarterly distribution on the common units. Subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units converted to common units.

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

Subordinated Units

        During the subordination period, the subordinated units have no right to receive distributions of available cash from distributable cash flow until the common units receive distributions of available cash from distributable cash flow in an amount equal to the minimum quarterly distribution of (a) $0.4125 per unit per quarter for all quarters ending on or prior to September 30, 2009 and $0.4625 per unit per quarter for all quarters ending on or after September 30, 2009, (b) plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages will be paid to subordinated units.

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

        As stated above and in Note 21, subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units have converted to common units.

General Partner Units

        The Partnership's general partner interest is represented by general partner units. The General Partner is entitled to a percentage (equal to the general partner interest) of all cash distributions of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (Continued)

available cash on all common and subordinated units. The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, subordinated unitholders, holders of the incentive distribution rights and the General Partner will receive.

        The Partnership's general partner interest has the management rights as set forth in the Partnership's partnership agreement.

Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from distributable cash flow after the target distribution levels have been achieved, as defined in the Partnership's partnership agreement. The General Partner currently holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the Partnership's partnership agreement.

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

        The Partnership will make distributions of available cash from distributable cash flow for any quarter during the subordination period as defined in its partnership agreement in the following manner: firstly, 98.94% to the common unitholders, pro rata, and 1.06% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.94% to the common unitholders, pro rata, and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (Continued)

1.06% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.94% to the subordinated unitholders, pro rata, and 1.06% to the General Partner, until the Partnership distributes for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distributions is distributed to the unitholders and the General Partner, as the holder of the incentive distribution rights, based on the percentages as provided below.

        As the holder of the incentive distribution rights, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution
			General Partner
	Target Amount	Unitholders
Minimum Quarterly Distribution	$0.4625	98.94%	1.06%
First Target Distribution	$0.4625	98.94%	1.06%
Second Target Distribution	above $0.4625 up to $0.5375	85.94%	14.06%
Third Target Distribution	above $0.5375 up to $0.6625	75.94%	24.06%
Thereafter	above $0.6625	50.94%	49.06%

        The Partnership paid the following cash distributions during 2010, 2009 and 2008 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution
2008
02/14/08(1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/08(1)(2)	0.4875	3,621	2,751	112	50	6,534
08/14/08(1)(2)	0.4875	3,621	2,751	112	50	6,534
11/14/08(1)(2)	0.4875	3,621	2,751	112	50	6,534
2009
02/13/09(1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/15/09(1)(2)	0.4875	3,621	2,751	112	50	6,534
08/14/09(1)(2)	0.4875	3,621	2,751	112	50	6,534
11/13/09(1)(2)	0.4875	3,621	2,751	112	50	6,534
2010
02/12/10(1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/10(2)(3)	0.4875	5,527	2,751	112	65	8,455
08/13/10(3)	0.4875	5,527	2,751	112	65	8,455
11/12/10(4)	0.4950	5,612	2,793	114	84	8,603

(1)
Prior to the Partnership's public offering in March 2010 (see Note 15), the limited partner interest was 98.27% and the general partner interest was 1.73%.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (Continued)

(2)
This distributions of $0.4875 per unit resulted in the Partnership exceeding its first target distribution for each of the four quarters of 2008 and 2009 and for the first two quarters of 2010. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution for each respective quarter.

(3)
Prior to the Partnership's public offering in November 2010 (see Note 15), the limited partner interest was 98.66% and the general partner interest was 1.34%.

(4)
This distribution of $0.4950 per unit resulted in the Partnership exceeding its first target distribution for the third quarter of 2010. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

        On January 19, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from October 1, 2010 through December 31, 2010 ($2.00 per unit on an annualized basis) to the Partnership's common and subordinated unitholders of record as of the close of business February 3, 2011. On February 14, 2011, the Partnership paid the total cash distribution of approximately $9.7 million.

Note 15. Unitholders' Equity

        On March 16, 2010, the Partnership entered into an Underwriting Agreement (the "March Underwriting Agreement") relating to the public offering of 3,400,000 common units representing limited partner interests in the Partnership, at a public offering price of $22.75, less underwriting discounts and commissions of $1.00 per common unit. Pursuant to the March Underwriting Agreement, the Partnership also granted the underwriters an option to purchase an additional 510,000 common units from the Partnership at the same price, which option was exercised. On March 19, 2010, the Partnership completed the public offering of 3,910,000 common units for approximately $89.0 million. The net proceeds of $84.6 million, after deducting approximately $4.4 million in underwriting fees and offering expenses, were used to reduce indebtedness outstanding under the Credit Agreement.

        On November 11, 2010, the Partnership entered into an Underwriting Agreement (the "November Underwriting Agreement") relating to the public offering of 1,700,000 common units representing limited partner interests in the Partnership, at a public offering price of $25.57, less underwriting discounts and commissions of $1.04 per common unit. Pursuant to the November Underwriting Agreement, the Partnership also granted the underwriters an option to purchase an additional 255,000 common units from the Partnership at the same price, which option was exercised. On November 16, 2010, the Partnership completed the public offering of 1,955,000 common units for approximately $50.0 million. The net proceeds of $47.7 million, after deducting approximately $2.3 million in underwriting fees and offering expenses, were used to reduce indebtedness outstanding under the Credit Agreement.

        On February 3, 2011, the Partnership entered into an Underwriting Agreement (the "February Underwriting Agreement") relating to the public offering of 2,300,000 common units representing limited partner interests in the Partnership, at a public offering price of $27.60, less underwriting discounts and commissions of $1.11 per common unit. Pursuant to the February Underwriting Agreement, the Partnership also granted the underwriters an option to purchase an additional 345,000 common units from the Partnership at the same price, which option was exercised. On February 8, 2011, the Partnership completed the public offering of 2,645,000 common units for approximately

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Unitholders' Equity (Continued)

$73.0 million. The net proceeds of $69.7 million, after deducting approximately $3.3 million in underwriting fees and offering expenses, were used to reduce indebtedness outstanding under the Credit Agreement.

Note 16. Related-Party Transactions

        The Partnership is a party to a First Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement with GPC, an affiliate of the Partnership, which extends through July 31, 2014 with annual renewal options thereafter. The agreement is accounted for as an operating lease.

        The following provides future minimum payments at December 31, 2010, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2011	$7,262
2012	7,262
2013	7,262
2014	4,236

Total	$26,022

        The expenses under this agreement totaled $8.7 million, $8.5 million and $8.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. These expenses include annual consumer price index adjustments of approximately $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Partnership did not record deferred rent expense for the years ended December 31, 2010 and 2009. Deferred rent expense was approximately $121,000 for the year ended December 31, 2008 as calculated under accounting guidance related to leases.

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $87,000, $73,000 and $86,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2010, no such notice of termination was given by either party.

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance Energy LLC ("Alliance"), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. The income from these services was approximately $196,000, $382,000 and $866,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in amounts received from Alliance in 2010 compared to 2009 and 2008 is because the nature, scope and extent of services previously provided by the Partnership have diminished. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and Alliance may terminate its receipt of some or

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Related-Party Transactions (Continued)

all of the services thereunder upon 180 days' notice at any time after January 1, 2008. As of December 31, 2010, no such notice of termination was given by either party.

        In addition, on May 12, 2010, the Partnership and Alliance entered into a letter agreement with respect to shared services for the year ended December 31, 2010, pursuant to which the Partnership provided production and project support and routine information technology maintenance. The income from these services was approximately $209,000 for the year ended December 31, 2010.

        The Partnership sells refined petroleum products to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $20.1 million, $19.8 million and $29.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Year-over-year increases or decreases in sales to Alliance are due to correlated increases or decreases in refined petroleum product prices.

        In addition, Global Companies LLC and GMG, wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership's September 2010 acquisition of retail gas stations from ExxonMobil. The expenses for the management fee and overhead reimbursement were approximately $778,300 through December 31, 2010. See Note 5.

        The General Partner employs substantially all of the Partnership's employees and charges the Partnership for their services. The expenses for the years ended December 31, 2010, 2009 and 2008, including payroll, payroll taxes and bonus accruals, were $38.6 million, $39.0 million and $27.2 million, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. See Note 11, Employee Benefit Plans with Related Party.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2010	2009
Receivables from Alliance	$296	$838
Receivables from GPC	224	251
Receivables from the General Partner(1)	710	476

Total	$1,230	$1,565

(1)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

Note 17. Segment Reporting

        The Partnership is a wholesale and commercial distributor of gasoline, distillates and residual oil whose primary business is organized within two reporting segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Segment Reporting (Continued)

        In the Wholesale segment, the Partnership sells gasoline, home heating oil, diesel, kerosene and residual oil to unbranded and Mobil branded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

        The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas and renewable fuels to end user customers in the public sector and to large commercial and industrial end users; (in the case of commercial and industrial end user customers, the Partnership sells products either through a competitive bidding process or through contracts of various terms, (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity, and (3) sales of Mobil-branded gasoline to end users. Commercial segment end user customers also include Mobil-branded gasoline customers at the Partnership's directly operated gas stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer's designated location, typically hiring third-party common carriers to deliver the product.

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

Note 17. Segment Reporting (Continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2010	2009	2008
Wholesale Segment:
Sales
Gasoline	$4,554,046	$2,954,461	$4,469,783
Distillates	2,680,729	2,467,883	4,044,039
Residual oil	39,353	32,803	75,358

Total	$7,274,128	$5,455,147	$8,589,180
Net product margin(1)
Gasoline	$64,677	$40,706	$36,451
Distillates	80,948	95,098	70,045
Residual oil	9,398	9,430	11,671

Total	$155,023	$145,234	$118,167
Commercial Segment:
Sales	$511,326	$363,264	$429,943

Net product margin(1)	$18,438	$15,410	$11,835
All Other(2):
Sales	$16,105	$—	$—

Net product margin(1)	$8,885	$—	$—
Combined sales and net product margin:
Sales	$7,801,559	$5,818,411	$9,019,123

Net product margin(1)	$182,346	$160,644	$130,002
Depreciation allocated to cost of sales	15,628	10,816	10,211

Combined gross profit	$166,718	$149,828	$119,791

(1)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's consolidated financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

(2)
Results from segments below the quantitative thresholds are attributable to one operating segment of the Partnership (retail), which consists primarily of convenience stores sales at the Partnership's directly operated stores and rental income from the Partnership's gas station dealers. This segment does not meet the quantitative thresholds for determining reportable segments.

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $1.4 billion (19%), $1.3 billion (22%) and $1.8 billion (20%) of the Partnership's total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Segment Reporting (Continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2010	2009	2008
Combined gross profit	$166,718	$149,828	$119,791
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	66,063	61,048	42,060
Operating expenses	47,781	35,043	31,788
Amortization expense	3,526	2,986	2,937

Total operating costs and expenses	117,370	99,077	76,785

Operating income	49,348	50,751	43,006
Interest expense	(22,310)	(15,188)	(20,799)
Income tax expense	—	(1,429)	(1,152)

Net income	$27,038	$34,134	$21,055

        There were no foreign sales for the years ended December 31, 2010, 2009 and 2008. The Partnership has no foreign assets.

Segment Assets

        In connection with its acquisition of retail gas stations from ExxonMobil (see Note 5), the Partnership acquired assets of approximately $232.3 million, of which approximately $152.2 million of property and equipment has been allocated to the Wholesale segment at December 31, 2010. Due to the commingled nature and uses of the remainder of the Partnership's assets, it is not reasonably possible for the Partnership to allocate these assets between its reportable segments.

Note 18. Fair Value Measurements

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Fair Value Measurements (Continued)

        The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis at December 31 (in thousands):

	Fair Value as of December 31, 2010				Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$585,323	$—	$585,323	$—	$472,533	$—	$472,533	$—
Fair value of forward fixed price contracts	1,942	—	1,942	—	3,089	—	3,089	—
Swap agreements and options	211	152	59	—	3,009	2,966	43	—
Forward starting swap	—	—	—	—	80	—	80	—

Total	$587,476	$152	$587,324	$—	$478,711	$2,966	$475,745	$—

Liabilities:
Obligations on forward fixed price contracts	$(9,157)	$—	$(9,157)	$—	$(21,114)	$—	$(21,114)	$—
Swap agreements and option contracts	(2,446)	(150)	(2,296)	—	(3,669)	(118)	(3,551)	—
Interest rate collars and forward starting swap	(13,338)	—	(13,338)	—	(7,047)	—	(7,047)	—

Total liabilities	$(24,941)	$(150)	$24,791)	$—	$(31,830)	$(118)	$(31,712)	$—

        The majority of the Partnership's derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. Specifically, the fair values of the Partnership's financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership's hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership's interest rate collars and forward starting swap. The Partnership has not changed its valuation techniques or inputs during the years ended December 31, 2010 and 2009.

        For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 5 for acquired assets and liabilities measured on a non-recurring basis in the current year. There were no other remeasured assets or liabilities at fair value on a non-recurring basis during the year ended December 31, 2010.

  Financial Instruments

        The fair value of the Partnership's financial instruments approximated their carrying value as of December 31, 2010 and 2009, in each case due to the short-term nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Legal Proceedings

  General

        Although the Partnership may, from time to time, be involved in litigation and claims arising out of its operations in the normal course of business, the Partnership does not believe that it is a party to any litigation that will have a material adverse impact on its financial condition or results of operations. Except as described below and in Note 9 included herein, the Partnership is not aware of any significant legal or governmental proceedings against it, or contemplated to be brought against it. The Partnership maintains insurance policies with insurers in amounts and with coverage and deductibles as its general partner believes are reasonable and prudent. However, the Partnership can provide no assurance that this insurance will be adequate to protect it from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

  Other

        In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company ("Lyondell") and certain of its affiliates brought an action against the Partnership to recover payments totaling approximately $6.0 million made to the Partnership by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law. The Partnership believes that the payments were made by the affiliate in the ordinary course of both its and the Partnership's business as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments. The litigation is in its early stages, and the Partnership believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

Note 20. Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2010
Sales	$1,964,745	$1,534,701	$1,546,839	$2,755,274	$7,801,559
Gross profit	$47,768	$31,961	$35,095	$51,894	$166,718
Net income	$17,389	$3,159	$551	$5,939	$27,038
Limited partners' interest in net income	$17,050	$3,052	$479	$5,780	$26,361
Basic net income per limited partner unit(1)	$1.26	$0.18	$0.03	$0.32	$1.61
Diluted net income per limited partner unit(1)	$1.23	$0.18	$0.03	$0.32	$1.59
Cash distributions per limited partner unit(2)	$0.4875	$0.4875	$0.4875	$0.4950	$1.9575

(1)
See Note 2 for net income per limited partner unit calculation.

(2)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Quarterly Financial Data (Unaudited) (Continued)

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

Note 21. Subsequent Events

        On January 26, 2011, the Partnership requested an increase in the working capital revolving credit facility in an amount equal to $100.0 million. On February 11, 2011, certain lenders under the Credit Agreement agreed to fund the $100.0 million increase which increases the total available commitments under the Credit Agreement from $1.15 billion to $1.25 billion.

        On February 8, 2011, the Partnership completed a public offering of 2,645,000 common units at a price of $27.60 per common unit. Net proceeds were approximately $69.7 million, after deducting underwriting fees and offering expenses. The Partnership used the net proceeds to reduce indebtedness outstanding under its Credit Agreement. See Note 15. The offering, had it occurred as of December 31, 2010, would have had an immaterial impact on net income per limited partner unit, basic and diluted.

        On February 14, 2011, the Partnership paid a cash distribution of approximately $9.7 million to its common and subordinated unitholders of record as of the close of business on February 3, 2011.

        On February 18, 2011, the second tranche of the February 5, 2009 phantom unit award vested and, as a result, the General Partner distributed 69,444 common units (or 25%) pursuant to the LTIP and under the Repurchase Program.

        Subsequent to December 31, 2010, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units converted to common units.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts—accounts receivable	$3,006	$1,060	$6	$(273)	$3,799
Year ended December 31, 2009
Allowance for doubtful accounts—accounts receivable	$2,974	$2,172	$14	$(2,154)	$3,006
Year ended December 31, 2008
Allowance for doubtful accounts—accounts receivable	$2,650	$660	$1	$(337)	$2,974

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	—	Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).
4.1	—
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
10.37	—
Consent Regarding Capital Expenditure Limit for 2010 Fiscal Year, dated as of January 26, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC and Global Energy Marketing LLC, as guarantors, each lender from time to time party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2010).
10.38	—
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

Exhibit Number		Description
10.39	—	Letter Agreement for 2010 Shared Services Fee Structure, dated as of May 12, 2010 between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2010).
10.40	—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.41**	—
Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).
10.42	—
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
10.43	—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.44	—
Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.45	—
Facilities Management Agreement, dated September 8, 2010, between Global Montello Group Corp. and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 14, 2010).
10.46	—
Facilities Management Agreement, dated September 8, 2010, 2010, between Global Companies LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 14, 2010).
10.47^	—
Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.48††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.49*	—	Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation.
10.50*††	—	Amended and Restated Distributor PMPA Franchise Agreement, dated March 1, 2011, between Global Companies LLC and Alliance Energy LLC.

Exhibit Number		Description
10.51*††	—	Volume Incentive Program, dated March 1, 2011, between Global Companies LLC and Alliance Energy LLC.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

^
Management contract or compensatory plan or arrangement.

*
Filed herewith.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

**
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

††
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.