Form 10-Q
period 2011-03-31
GLOBAL PARTNERS LP
filed 2011-05-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The issuer had 21,580,563 common units outstanding as of May 4, 2011.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,847	$2,361
Accounts receivable, net	479,593	553,066
Accounts receivable—affiliates	1,096	1,230
Inventories	618,321	586,831
Brokerage margin deposits	14,567	15,501
Fair value of forward fixed price contracts	2,343	1,942
Prepaid expenses and other current assets	42,629	36,714
Total current assets	1,164,396	1,197,645

Property and equipment, net	418,521	422,684
Intangible assets, net	38,902	40,065
Other assets	11,509	11,922
Total assets	$1,633,328	$1,672,316

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$337,204	$443,469
Working capital revolving credit facility—current portion	178,652	193,198
Environmental liabilities—current portion	4,980	5,535
Trustee taxes payable	72,758	69,828
Accrued expenses and other current liabilities	28,277	30,494
Obligations on forward fixed price contracts and other derivatives	4,539	9,157
Total current liabilities	626,410	751,681

Working capital revolving credit facility—less current portion	364,348	293,502
Revolving credit facility	250,000	300,000
Environmental liabilities—less current portion	28,455	28,970
Other long-term liabilities	17,744	21,347
Total liabilities	1,286,957	1,395,500

Partners’ equity
Common unitholders (21,580,563 units issued and 21,565,207 units outstanding at March 31, 2011 and 13,293,139 units issued and 13,232,629 outstanding at December 31, 2010)	358,364	292,267
Subordinated unitholders (5,642,424 units issued and outstanding at December 31, 2010)	—	(1,623)
General partner interest (1.06% and 1.20% interest with 230,303 equivalent units outstanding at March 31, 2011 and December 31, 2010, respectively)	(89)	(66)
Accumulated other comprehensive loss	(11,904)	(13,762)
Total partners’ equity	346,371	276,816
Total liabilities and partners’ equity	$1,633,328	$1,672,316

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Sales	$3,551,072	$1,964,745
Cost of sales	3,494,822	1,916,977
Gross profit	56,250	47,768

Costs and operating expenses:
Selling, general and administrative expenses	21,110	16,578
Operating expenses	17,804	8,659
Amortization expenses	1,163	691
Total costs and operating expenses	40,077	25,928

Operating income	16,173	21,840

Interest expense	(7,880)	(4,064)

Income before income tax expense	8,293	17,776

Income tax expense	—	(387)

Net income	8,293	17,389

Less: General partner’s interest in net income, including incentive distribution rights	(200)	(339)

Limited partners’ interest in net income	$8,093	$17,050

Basic net income per limited partner unit	$0.40	$1.26

Diluted net income per limited partner unit	$0.39	$1.23

Basic weighted average limited partner units outstanding	20,424	13,585

Diluted weighted average limited partner units outstanding	20,643	13,838

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$8,293	$17,389
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,505	3,662
Amortization of deferred financing fees	1,097	387
Bad debt expense	1,590	190
Stock-based compensation expense	73	128
Changes in operating assets and liabilities:
Accounts receivable	71,883	67,375
Accounts receivable – affiliate	134	(2,657)
Inventories	(31,490)	22,664
Broker margin deposits	934	7,758
Prepaid expenses, all other current assets and other assets	(6,599)	2,554
Accounts payable	(106,265)	(55,801)
Income taxes payable	—	(334)
Trustee taxes payable	2,930	(1,881)
Change in fair value of forward fixed price contracts	(5,019)	(11,375)
Accrued expenses, all other current liabilities and other long-term liabilities	(5,032)	(4,565)
Net cash (used in) provided by operating activities	(59,966)	45,494

Cash flows from investing activities
Capital expenditures	(2,179)	(1,930)
Proceeds from sale of property and equipment	—	16
Net cash used in investing activities	(2,179)	(1,914)

Cash flows from financing activities
Proceeds from public offering, net	69,666	84,792
Borrowings from (payments on) credit facilities, net	6,300	(121,400)
Repurchased units withheld for tax obligations	(675)	(404)
Distributions to partners	(9,660)	(6,480)
Net cash provided by (used in) financing activities	65,631	(43,492)

Increase in cash and cash equivalents	3,486	88
Cash and cash equivalents at beginning of period	2,361	662
Cash and cash equivalents at end of period	$5,847	$750

Supplemental information
Cash paid during the period for interest	$7,749	$4,071
Non-cash conversion of subordinated unitholders	$1,623	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2010	$292,267	$(1,623)	$(66)	$(13,762)	$276,816
Conversion of subordinated units to common units	(1,623)	1,623	—	—	—
Proceeds from public offering, net	69,666	—	—	—	69,666
Stock-based compensation	73	—	—	—	73
Distributions to partners	(9,437)	—	(223)	—	(9,660)
Repurchased units withheld for tax obligations	(675)	—	—	—	(675)
Comprehensive income:
Net income	8,093	—	200	—	8,293
Other comprehensive income:
Change in fair value of interest rate collars and forward starting swap	—	—	—	1,718	1,718
Change in pension liability	—	—	—	140	140
Total comprehensive income	—	—	—	—	10,151
Balance at March 31, 2011	$358,364	$—	$(89)	$(11,904)	$346,371

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products, renewable fuels (such as ethanol) and small amounts of natural gas and also provides ancillary services to companies.  The Partnership also receives revenue from retail sales of gasoline, convenience store sales and gas station rental income.

The Partnership has five operating subsidiaries:  Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC and Global Energy Marketing LLC (“Global Energy”) (the five operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  GMG conducts the Partnership’s end user business, including certain aspects of its retail gasoline business.  Global Energy was formed to conduct the Partnership’s natural gas operations.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.

Recent Developments

Conversion of Subordinated Units — On February 18, 2011 and based upon meeting certain distribution and performance tests provided in the Partnership’s partnership agreement, all 5,642,424 subordinated units converted to common units.

Public Offering of Common Units — On February 8, 2011, the Partnership completed a public offering of 2,645,000 common units at a price of $27.60 per common unit.  Net proceeds were approximately $69.7 million after deducting underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness under its credit agreement.  See Note 14 for additional information related to the public offering.

The Partnership’s 1.06% general partner interest (discussed in Note 8) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  As of March 31, 2011, affiliates of the General Partner, including its directors and executive officers, own 5,410,490 common units, representing a 25% limited partner interest.

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2010 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2011.  The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended March 31,
	2011	2010
Gasoline sales	56%	45%
Distillate sales: home heating oil, diesel and kerosene	40%	50%
Residual oil sales	4%	5%
	100%	100%

The Partnership had one significant customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 20% and 17% of total sales for the three months ended March 31, 2011 and 2010, respectively.

Note 2.                      Net Income Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income is assumed to be allocated to the common and subordinated unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.  On February 18, 2011, all subordinated units converted to common units.

On January 19, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from October 1, 2010 through December 31, 2010.  On April 20, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2011 through March 31, 2011.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three months ended March 31, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended March 31, 2011
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (1)	$8,293	$8,093	$200	$—

Declared distribution	$11,028	$10,790	$116	$122
Assumed allocation of undistributed net income	(2,735)	(2,697)	(38)	—
Assumed allocation of net income	$8,293	$8,093	$78	$122

Denominator:
Basic weighted average limited partner units outstanding (2)		20,424
Dilutive effect of phantom units		219
Diluted weighted average limited partner units outstanding (2)		20,643

Basic net income per limited partner unit		$0.40
Diluted net income per limited partner unit		$0.39

	Three months ended March 31, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (3)	$17,389	$17,050	$339	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net income	8,934	8,772	162	—
Assumed allocation of net income	$17,389	$17,050	$274	$65

Denominator:
Basic weighted average limited partner units outstanding (2)		13,585
Dilutive effect of phantom units		253
Diluted weighted average limited partner units outstanding (2)		13,838

Basic net income per limited partner unit		$1.26
Diluted net income per limited partner unit		$1.23

(1)             On February 8, 2011, the general partner interest was reduced to 1.06% as a result of the November 2010 and February 2011 public offerings (see Note 14).  This calculation includes the effect of these public offerings and is based on a weighted average of 1.11% for the three months ended March 31, 2011.

(2)             Limited partner units outstanding exclude common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined in Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

(3)             On March 19, 2010, the general partner interest was reduced to 1.34% as a result of the March 2010 public offering (see Note 14).  This calculation includes the effect of this public offering and is based on a weighted average of 1.66% for the three months ended March 31, 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$8,293	$17,389
Change in fair value of interest rate collars and forward starting swap	1,718	(2,232)
Change in pension liability	140	121
Total comprehensive income	$10,151	$15,278

Note 4.                      Inventories

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

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Distillates: home heating oil, diesel and kerosene	$279,667	$377,123
Gasoline	174,403	115,542
Residual oil	40,650	35,749
Blend stock	121,002	55,919
Total	615,722	584,333
Convenience store inventory	2,599	2,498
Total	$618,321	$586,831

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $62.1 million and $126.8 million at March 31, 2011 and December 31, 2010, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $50.3 million and $115.2 million at March 31, 2011 and December 31, 2010, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2011:

	Units(1)	Unit of Measure
Product Contracts
Long	5,197	Thousands of barrels
Short	(10,825)	Thousands of barrels

Natural Gas Contracts
Long	17,141	Thousands of decatherms
Short	17,141	Thousands of decatherms

Interest Rate Collars	$200	Millions of dollars

Forward Starting Swap	$100	Millions of dollars

(1)             Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products and renewable fuels in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2011 and 2010.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale contracts are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2011 and 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at March 31, 2011 and December 31, 2010 (in thousands):

		March 31,	December 31,
	Balance Sheet	2011	2010
Asset Derivatives	Location (Net)	Fair Value	Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts(1)	(2)	$6,283	$3,896

Derivatives not designated as hedging instruments
Product and natural gas contracts	(2)	3,278	3,049

Total asset derivatives		$9,561	$6,945

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Product contracts(1)	(3)	$11,506	$13,538

Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	3,313	2,896

Total liability derivatives		$14,819	$16,434

(1)      Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at March 31, 2011 and December 31, 2010.

(2)      Fair value of forward fixed price contracts and prepaid expenses and other current assets.

(3)      Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2011 and 2010 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives in Fair Value	Recognized in	March 31,
Hedging Relationship	Income on Derivative	2011	2010

Product contracts	Cost of sales	$(114,809)	$(27)

		Amount of Gain (Loss)
		Recognized in Income on
		Hedged Items
	Location of Gain (Loss)	Three Months Ended
Hedged Items in Fair Value	Recognized in Income	March 31,
Hedge Relationships	on Related Hedged Item	2011	2010

Inventories and forward fixed price contracts	Cost of sales	$115,061	$27

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	March 31, 2010	December 31, 2010
Futures contracts	$(1,469)	$(6,480)
Swaps and other, net	(727)	(735)
Total	$(2,196)	$(7,215)

The total balances of $2.2 million and $7.2 million reflect the fair value of the forward fixed price contract liability net of the corresponding asset in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $14.6 million and $15.5 million at March 31, 2011 and December 31, 2010, respectively.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily one clearing broker, a major financial institution, for all New York Mercantile Exchange (“NYMEX”) derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is presented on a net basis in the consolidated balance sheets.  Exposure on forward purchase and sale commitments and swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

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

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  As of March 31, 2011, the three-month LIBOR rate of 0.31% was lower than the floor rate.  As a result, in May 2011, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $439,300 and, at March 31, 2011, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the first collar, excluding accrued interest, were liabilities of approximately $0.4 million and $1.2 million as of March 31, 2011 and December 31, 2010, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively.  The changes in the fair value of the first collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the three-month LIBOR rate above and below the first collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of March 31, 2011, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in April 2011, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $203,250 and, at March 31, 2011, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the second collar, excluding accrued interest, were liabilities of approximately $4.2 million and $4.8 million as of March 31, 2011 and December 31, 2010, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the second collar’s strike rates.

In addition, in October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which will become effective on May 16, 2011 and expire on May 16, 2016, will be used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings at a fixed rate of 3.93%.  The fair values of the swap were liabilities of approximately $7.0 million and $7.3 million as of March 31, 2011 and December 31, 2010, respectively, and were recorded in other long-term liabilities in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at March 31, 2011 and December 31, 2010 (in thousands):

		March 31,	December 31,
Derivatives Designated as	Balance Sheet	2011	2010
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives		$—	$—

Liability derivatives
Interest rate collar	Accrued expenses and other current liabilities	$407	$—
Interest rate collar	Other long-term liabilities	4,171	6,042
Forward starting swap	Other long-term liabilities	7,041	7,296
Total liability derivatives		$11,619	$13,338

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three months ended March 31, 2011 and 2010 (in thousands):

			Recognized in Income
	Amount of Gain (Loss)		on Derivatives
	Recognized in Other		(Ineffectiveness Portion
	Comprehensive Income		and Amount Excluded
	on Derivatives		from Effectiveness Testing)
	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2011	2010	2011	2010

Interest rate collars	$1,464	$(368)	$—	$—
Forward starting swap	254	(1,864)	—	—
Total	$1,718	$(2,232)	$—	$—

Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the three months ended March 31, 2011 and 2010.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.5 million for each of the three month periods ended March 31, 2011 and 2010.

Derivatives Not Involved in a Hedging Relationship

While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues inherent in the business, such as weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum and renewable fuels products at any one point in time.

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three months ended March 31, 2011 and 2010 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in	March 31,	March 31,
Hedging Instruments	Income on Derivatives	2011	2010

Product contracts	Cost of sales	$1,456	$(522)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt

On January 26, 2011, the Partnership requested an increase in the working capital revolving credit facility in an amount equal to $100.0 million, and on February 11, 2011, certain lenders under the Partnership’s Amended and Restated Credit Agreement dated May 14, 2010, as amended (the “Credit Agreement”) committed to the $100.0 million increase which increased the total available commitments under the Credit Agreement to $1.25 billion.  The Credit Agreement will mature on May 14, 2014.

There are two facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900.0 million; and

•              a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $100.0 million, for a total credit facility of up to $1.35 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million, and the revolving credit facility may not be increased by more than $50.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.25 billion.

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

During the period from January 1, 2010 through May 13, 2010, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio under the previous credit agreement.

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

The average interest rates for the Credit Agreement were 4.1% and 3.3% for the three months ended March 31, 2011 and 2010, respectively.

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

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $364.3 million and $293.5 million at March 31, 2011 and December 31, 2010, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $178.7 million and $193.2 million at March 31, 2011 and December 31, 2010, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2011, the Partnership had total borrowings outstanding under the Credit Agreement of $793.0 million, including $250.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $151.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at March 31, 2011 and December 31, 2010 was $305.9 million and $252.6 million, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2011.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

The lending group under the Credit Agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

Note 7.                      Related Party Transactions

The Partnership is a party to a First Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through July 31, 2014 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million for each of the three month periods ended March 31, 2011 and 2010.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 and $21,870 for the three months ended March 31, 2011 and 2010, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2011, no such notice of termination was given by either party.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $47,000 and $49,000 for the three months ended March 31, 2011 and 2010, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2011, no such notice of termination was given by Alliance.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Related Party Transactions (continued)

The Partnership sells refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $15.4 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively.  Sales for the three months ended March 31, 2011 included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies LLC and Alliance, effective March 1, 2011.

In addition, Global Companies LLC and GMG, wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil (see Note 10).  The management fee and overhead reimbursement were approximately $650,000 and $479,000, respectively, for the three months ended March 31, 2011.

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended March 31, 2011 and 2010, including payroll, payroll taxes and bonus accruals, were $14.7 million and $10.4 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2011	2010
Receivables from Alliance	$113	$296
Receivables from GPC	255	224
Receivables from the General Partner (1)	728	710
Total	$1,096	$1,230

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Cash Distributions (continued)

The Partnership will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 98.94% to the common unitholders, pro rata, and 1.06% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the General Partner based on the percentages as provided below.

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.94%	1.06%
First Target Distribution	$0.4625	98.94%	1.06%
Second Target Distribution	above $0.4625 up to $0.5375	85.94%	14.06%
Third Target Distribution	above $0.5375 up to $0.6625	75.94%	24.06%
Thereafter	above $0.6625	50.94%	49.06%

The Partnership paid the following cash distribution during 2011 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/11 (1)(2)	$0.5000	$6,647	$2,821	$115	$108	$9,691

(1)    On February 18, 2011, based upon meeting certain distribution and performance tests provided in the Partnership’s partnership agreement, all 5,642,424 subordinated units converted to common units.  Prior to the conversion and the February 2011 offering, the Partnership made this distribution in the following manner:  firstly, 98.80% to the common unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.80% to the common unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.80% to the subordinated unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter.

(2)    This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2010.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 20, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from January 1, 2011 through March 31, 2011.  On May 13, 2011, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 4, 2011.  This distribution will result in the Partnership exceeding its first target level distribution for the quarter ended March 31, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting

The Partnership engages in the wholesale and commercial distribution of refined petroleum products and renewable fuels (such as ethanol) and small amounts of natural gas.  The Partnership’s primary business is organized within two reporting segments, Wholesale and Commercial, based on the way the chief operating decision maker (CEO) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and small amounts of natural gas and renewable fuels to end user customers in the public sector and to large commercial and industrial end users (in the case of commercial and industrial end user customers, the Partnership sells products either through a competitive bidding process or through contracts of various terms), (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity, and (3) sales of Mobil-branded gasoline to end users.  Commercial segment end user customers include Mobil-branded gasoline customers at the Partnership’s directly operated gas stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Wholesale Segment:
Sales
Gasoline	$1,897,296	$874,687
Distillates	1,370,062	959,257
Residual oil	16,224	12,129
Total	$3,283,582	$1,846,073
Net product margin (1)
Gasoline	$21,362	$8,711
Distillates	20,942	34,020
Residual oil	2,929	2,856
Total	$45,233	$45,587
Commercial Segment:
Sales	$253,771	$118,672
Net product margin (1)	$9,535	$4,918
All Other (2):
Sales	$13,719	$—
Net product margin (1)	$7,552	$—
Combined sales and net product margin:
Sales	$3,551,072	$1,964,745
Net product margin (1)	$62,320	$50,505
Depreciation allocated to cost of sales	6,070	2,737
Combined gross profit	$56,250	$47,768

(1)   Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

(2)   Results from segments below the quantitative thresholds are attributable to one operating segment of the Partnership (retail), which consists primarily of convenience stores sales at the Partnership’s directly operated stores and rental income from the Partnership’s gas station dealers.  This segment does not meet the quantitative thresholds for determining reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Combined gross profit	$56,250	$47,768
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	21,110	16,578
Operating expenses	17,804	8,659
Amortization expenses	1,163	691
Total operating costs and expenses	40,077	25,928
Operating income	16,173	21,840
Interest expense	(7,880)	(4,064)
Income tax expense	—	(387)
Net income	$8,293	$17,389

There were no foreign sales for the three months ended March 31, 2011 and 2010.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of retail gas stations from ExxonMobil (see Note 10), the Partnership acquired assets of approximately $232.3 million, of which approximately $152.2 million of property and equipment has been allocated to the Wholesale segment at March 31, 2011 and December 31, 2010.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets between its reportable segments.

Note 10.               Acquisitions

Retail Gas Stations/Fuel Supply Acquisition — On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (see Note 11).  In addition, the Partnership purchased approximately $4.2 million of convenience store inventory and gasoline and diesel inventory in the ordinary course of business that was stored at the acquired sites.  The Partnership acquired Mobil-branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island.  Additionally, the Partnership acquired the right to supply Mobil-branded fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers in these states.  The Partnership outsources the day-to-day management and operations of these locations to Alliance.

The Partnership financed the acquisition through borrowings under its Credit Agreement.  This acquisition was accounted for as a business combination.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Acquisitions (continued)

The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the fair value of the environmental liabilities assumed.  The following table presents the preliminary allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings and improvements	$59,271
Land	118,634
Fixtures and equipment	47,008
Intangibles	7,400
Total assets purchased	232,313
Less environmental liabilities assumed	(30,000)
Total cash consideration	$202,313

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Supply contracts	$7,400	$(863)	$6,537	5 years

Amortization expense was approximately $370,000 for the three months ended March 31, 2011.

Warex Terminals — On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the “Warex Terminals”) for cash consideration of $46.0 million plus the assumption of certain environmental liabilities (see Note 11).  In addition, the Partnership purchased approximately $9.5 million of inventory in the normal course of business that was stored in the acquired terminals.

The Partnership financed the acquisition through borrowings under its Credit Agreement.  This acquisition was accounted for as a business combination.

The allocation of the purchase price will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and further information with respect to the fair value of the environmental liabilities assumed.  The following table presents the preliminary allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634
Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)
Total cash consideration	$46,046

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Acquisitions (continued)

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships	$6,524	$(362)	$6,162	15 years
Supply contracts	1,110	(62)	1,048	15 years
Total intangible assets	$7,634	$(424)	$7,210

Amortization expense was approximately $127,000 for the three months ended March 31, 2011.

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

The estimated remaining amortization expense for intangible assets acquired in 2010 for each of the five succeeding years and thereafter is as follows (in thousands):

2011	$1,492
2012	1,989
2013	1,989
2014	1,989
2015	1,496
Thereafter	4,792
Total	$13,747

Note 11.               Environmental Liabilities

The Partnership currently owns or leases properties where refined petroleum products and renewable fuels are being or have been handled.  These properties and the refined petroleum products and renewable fuels handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil (see Note 10), the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at approximately 70 of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

In connection with the June 2010 acquisition of the Warex Terminals (see Note 10), the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2011 (in thousands):

	Balance at		Balance at
	December 31,	2011	March 31,
Environmental Liability Related to:	2010	Payments	2011
Retail Gas Stations	$29,766	$501	$29,265
Warex Terminals	1,500	—	1,500
Glenwood Landing and Inwood	468	13	455
Albany and Newburgh	2,771	556	2,215
Total environmental liabilities	$34,505	$1,070	$33,435

Current portion	$5,535		$4,980
Long-term portion	28,970		28,455
Total environmental liabilities	$34,505		$33,435

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

Note 12.               Long-Term Incentive Plan

The General Partner has a Long-Term Incentive Plan (“LTIP”) whereby 564,242 common units were initially authorized for issuance.  Any units delivered pursuant to an award under the LTIP may be acquired in the open market or from any affiliate, be newly issued units or any combination of the foregoing.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights.

The Partnership granted phantom unit awards in 2009 and 2008 for which it recorded compensation expenses of approximately $73,000 and $128,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2011 was approximately $497,300.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Through March 31, 2011, the General Partner repurchased 229,191 common units pursuant to the Repurchase Program for approximately $4.8 million.

At March 31, 2011 and December 31, 2010, common units outstanding as reported in the accompanying consolidated financial statements excluded 15,356 and 60,510 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value as of March 31, 2011				Fair Value as of December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$576,220	$—	$576,220	$—	$585,323	$—	$585,323	$—
Fair value of forward fixed price contracts	2,343	—	2,343	—	1,942	—	1,942	—
Swap agreements and options	186	156	30	—	211	152	59	—
Total	$578,749	$156	$578,593	$—	$587,476	$152	$587,324	$—

Liabilities:
Obligations on forward fixed price contracts	$(4,539)	$—	$(4,539)	$—	$(9,157)	$—	$(9,157)	$—
Swap agreements and option contracts	(3,249)	(145)	(3,104)	—	(2,446)	(150)	(2,296)	—
Interest rate collars and forward starting swap	(11,619)	—	(11,619)	—	(13,338)	—	(13,338)	—
Total liabilities	$(19,407)	$(145)	$(19,262)	$—	$(24,941)	$(150)	$(24,791)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collars and forward starting swap.  The Partnership has not changed its valuation techniques or inputs during the three month period ended March 31, 2011.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 10 for acquired assets and liabilities measured on a non-recurring basis during the fiscal year ended December 31, 2010.  There were no assets or liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2011.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of March 31, 2011 and December 31, 2010, in each case due to the short-term and the variable interest rate nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Unitholders’ Equity

On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit.  Net proceeds were approximately $84.8 million for the three months ended March 31, 2010, after deducting underwriting fees and offering expenses.

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

Note 15.               Income Taxes

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

Substantially all of the Partnership’s income is “qualifying income” for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level.  Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements and the effective tax rate is not meaningful.

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of GMG.  The after-tax earnings of GMG are included in the earnings of the Partnership.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Legal Proceedings (continued)

Other

In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company (“Lyondell”) and certain of its affiliates brought an action against the Partnership to recover payments totaling approximately $6.0 million made to the Partnership by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law.  The Partnership believes that the payments were made by the affiliate in the ordinary course of both its and the Partnership’s business as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments.  The litigation is in its early stages, and the Partnership believes it has meritorious defenses.  Therefore, no provision for losses has been recorded in connection with this matter.

In April 2011, seven operations personnel at the Partnership’s terminal in Chelsea, Massachusetts voted to be represented by the incumbent union representing certain other employees at this facility (“Local 25”).  The Partnership expects to negotiate a collective bargaining agreement with Local 25 for these employees and does not believe the results of these negotiations will have a material adverse effect on its operations.

Note 17.               Subsequent Events

On April 8, 2011, the Partnership executed a rate cap transaction (the “rate cap”) with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, hedges the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings.

On April 20, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from January 1, 2011 through March 31, 2011.  On May 13, 2011, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 4, 2011.

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

Forward-Looking Statements

Some of the information contained in or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements do not relate strictly to historical or current facts and include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Forward-looking statements are not guarantees of performance.  Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks, many of which are beyond our control, which may cause future results to be materially different from the results stated or implied in this document.  These risks and uncertainties, which could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders, include, among other things:

•              We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution or maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•              A significant decrease in demand for refined petroleum products and renewable fuels in the areas served by our storage facilities and/or our retail gasoline business could reduce our ability to make distributions to our unitholders.

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

•              Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

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

•              Our results of operations are influenced by the overall forward market for refined petroleum products and renewable fuels.

•              Increases and/or decreases in the prices of refined petroleum products and renewable fuels may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date of this Form 10-Q, and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline, distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels (such as ethanol) to wholesalers, retailers and commercial customers in the New England states and New York.  We own and supply fuel to Mobil-branded retail gas stations in New England and also supply Mobil-branded fuel to independently-owned stations.  For the three months ended March 31, 2011, we sold approximately $3.6 billion of refined petroleum products, renewable fuels and small amounts of natural gas.  In addition, we had revenues of approximately $13.7 million, primarily from convenience store sales at our directly operated stores and gas station rental income.

We purchase our refined petroleum products and renewable fuels primarily from domestic and foreign refiners and ethanol producers, major and independent oil companies and trading companies and sell these products in two segments, Wholesale and Commercial.  Like most independent marketers, we base our pricing on spot physical prices and routinely use the NYMEX or other derivatives to hedge our commodity risk inherent in buying and selling energy commodities.  Through the use of regulated exchanges or derivatives, we maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

Products and Operational Structure

Our products primarily include unbranded and Mobil-branded gasoline, distillates, residual oil and renewable fuels.  We sell gasoline to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

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

•              Other. This segment includes convenience store, car wash and other ancillary sales and rental income from our dealer leased sites.

Our business is substantially comprised of purchasing, storing, terminalling and selling refined petroleum products and renewable fuels.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backward market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information related to commodity risk.

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

•              Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.  Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil.  Consumption of residual oil has steadily declined over the last three decades.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels.  End users who are dual-fuel users have the ability to switch between residual oil and natural gas.  Other end users may elect to convert to natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas.  Residential users of home heating oil may also convert to natural gas.  Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.  In addition, higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales.  A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•              Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products and renewable fuels, and increases and/or decreases in the prices of refined petroleum products and renewable fuels may adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates as well as access to trade credit.  Results from our purchasing, storing, terminalling and selling operations are influenced by prices for refined petroleum products and renewable fuels, pricing volatility and the market for such products.  Prices in the overall forward market for refined petroleum products and renewable fuels may impact our ability to execute advantageous purchasing opportunities.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backward market (when product prices for future deliveries are lower than current deliveries), we attempt to minimize our inventories to reduce commodity risk and maintain or increase net product margins.  When prices for refined petroleum products and renewable fuels rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operation.  Lastly, higher prices for refined petroleum products and renewable fuels may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  In addition, when prices for refined petroleum products and renewable fuels decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products and renewable fuels at the then lower spot and/or retail market price.  Furthermore, lower prices for refined petroleum products and renewable fuels may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

•              Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.  Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the Volumetric Ethanol Excise Tax Credit (the “blender’s credit”) and the EPA’s regulations on the Renewable Fuels Standard (“RFS”) program and oxygenate blending requirements.  A reduction or waiver of the RFS mandate or oxygenate blending requirements or the failure to extend the blender’s credit could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.

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

ExxonMobil Acquisition

On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities.  We acquired Mobil-branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island.  Additionally, we acquired the right to supply Mobil-branded fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers in these states.  We outsource the day-to-day management and operations of these locations to Alliance Energy LLC, which is approximately 95% owned by members of the Slifka family, who also own our general partner.  Pursuant to the brand fee agreement executed in connection with the acquisition, we also have the right to provide Mobil-branded fuel to other Mobil distributors (“Sub-jobbers”) in Massachusetts, New Hampshire, Rhode Island, Maine and Vermont.

We receive revenues from dealer leased sites pursuant to the terms of the franchise agreements from (a) rent paid by the dealers, and (b) the wholesale supply of Mobil-branded gasoline and diesel fuel sold to the dealer leased sites.  From company operated sites, we receive revenues from (a) the wholesale supply of Mobil-branded gasoline and diesel fuel to these sites, (b) the sale of Mobil-branded gasoline and diesel fuel to retail end-users, and (c) convenience store, car wash and other ancillary sales.  In addition, we receive revenues solely from the wholesale supply of Mobil-branded gasoline and diesel fuel to dealer owned and operated sites and to Sub-jobbers.

For further information regarding the retail gas stations and related supply rights acquired from ExxonMobil, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—ExxonMobil Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, small amounts of natural gas and renewable fuels and convenience store sales and gas station rental income.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels and natural gas that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.  We also look at net product margin on a per unit basis (net product margin divided by volume).  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil and small amounts of natural gas and renewable fuels.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels and natural gas that we sell and all associated costs to bring such products to the point of sale.

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

Net Income Per Diluted Limited Partner Unit

We use net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Net income per diluted limited partner unit is defined as net income, divided by the weighted average number of outstanding diluted common units, or limited partner units, during the period.

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

•              our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing and distribution of refined petroleum products and renewable fuels, without regard to financing methods and capital structure; and

•              the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Three Months Ended March 31, 2011 and 2010

During the three months ended March 31, 2011, we experienced the following events:

•              Refined petroleum product prices were significantly higher during the three months ended March 31, 2011 compared to the same period in 2010.

•              Our aggregate volume of product sold increased by approximately 39% for the first quarter of 2011 compared to the first quarter of 2010, primarily due to our gasoline business.

•              Temperatures for the first quarter of 2011 were 1% colder than normal and 11% colder than the first quarter of 2010.

•              We increased our reserve for bad debt to approximately $1.6 million for the first quarter of 2011, substantially due to specific risks related to one customer, compared to $190,000 for the first quarter of 2010.

•              We believe heating oil conservation continued during the three months ended March 31, 2011.

•              We believe our results for the first quarter of 2011 were negatively impacted due, in part, to less favorable market conditions and fewer advantageous purchasing opportunities primarily in our distillates business.  These factors, which we continue to believe are not of a long-term nature, affected our distillate net product margin, not our distillate volume sold which increased for the quarter due to colder temperatures.

The following table provides the prices of and percentage increases in refined petroleum product and natural gas prices at the end of the first quarter in 2011 as compared to the comparable quarter in 2010:

	Heating		Residual	Natural
	Oil	Gasoline	Oil	Gas
Period:	$ per gallon(1)	$ per gallon(1)	$ per gallon(2)	$ per gallon equivalent(3)

At March 31, 2010	$2.16	$2.31	$1.76	$0.63
At March 31, 2011	$3.09	$3.11	$2.45	$0.73
Change	43%	35%	39%	16%

(1)   Source:  New York Mercantile Exchange (closing price)

(2)   Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)   Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$8,293	$17,389

Net income per diluted limited partner unit (1)	$0.39	$1.23

EBITDA (2)	$24,775	$25,889

Distributable cash flow (3)	$15,743	$20,954

Wholesale Segment:
Volume (gallons)	1,221,132	891,032
Sales
Gasoline	$1,897,296	$874,687
Distillates	1,370,062	959,257
Residual oil	16,224	12,129
Total	$3,283,582	$1,846,073
Net product margin (4)
Gasoline	$21,362	$8,711
Distillates	20,942	34,020
Residual oil	2,929	2,856
Total	$45,233	$45,587
Commercial Segment:
Volume (gallons)	112,315	68,301
Sales	$253,771	$118,672
Net product margin (4)	$9,535	$4,918
All Other:
Sales	$13,719	$—
Net product margin (4)	$7,552	$—
Combined sales and net product margin:
Sales	$3,551,072	$1,964,745
Net product margin (4)	$62,320	$50,505
Depreciation allocated to cost of sales	6,070	2,737
Combined gross profit	$56,250	$47,768

Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	2,913	2,624
Variance from normal heating degree days	1%	(9%	)
Variance from prior period actual heating degree days	11%	(12%	)

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Reconciliation of net income to EBITDA:
Net income	$8,293	$17,389
Depreciation and amortization and amortization of deferred financing fees	8,602	4,049
Interest expense	7,880	4,064
Income tax expense	—	387
EBITDA	$24,775	$25,889

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(59,966)	$45,494
Net changes in operating assets and liabilities and certain non-cash items	76,861	(24,056)
Interest expense	7,880	4,064
Income tax expense	—	387
EBITDA	$24,775	$25,889

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Reconciliation of net income to distributable cash flow:
Net income	$8,293	$17,389
Depreciation and amortization and amortization of deferred financing fees	8,602	4,049
Amortization of routine bank refinancings (1)	(783)	—
Maintenance capital expenditures	(369)	(484)
Distributable cash flow	$15,743	$20,954

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(59,966)	$45,494
Net changes in operating assets and liabilities and certain non-cash items	76,861	(24,056)
Amortization of routine bank refinancings (1)	(783)	—
Maintenance capital expenditures	(369)	(484)
Distributable cash flow	$15,743	$20,954

(1)             Commencing with the quarter ended March 31, 2011, our calculation of distributable cash flow will exclude non-cash amortization of deferred financing fees related to routine bank refinancings.  Amortization of deferred financing fees in connection with our expansion-related activities will continue to be included.  We believe that this provides a more conservative methodology to this non-GAAP financial measure.  Had this methodology been used previously, it would not have affected distribution decisions or the outcome of the recent conversion of subordinated units to common units.  Had this methodology been used for the quarter ended March 31, 2010, distributable cash flow would have been lower by approximately $387,000.

Consolidated Results

Our total sales for the first quarter of 2011 increased by $1,586.4 million, or 81%, to $3,551.1 million compared to $1,964.7 million for the same period in 2010.  The increase was primarily due to our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil (see Note 10 of Notes to Consolidated Financial Statements) and to higher refined petroleum product prices for first quarter of 2011 compared to the first quarter of 2010.  Our aggregate volume of product sold increased by approximately 374 million gallons, or 39%, to 1,333 million gallons.  The increase in volume sold primarily includes increases of approximately 322 million gallons in gasoline, due primarily to our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil, 35 million gallons in distillates due to colder temperatures during the first quarter of 2011 compared to the first quarter of 2010 and 7 million gallons in residual oil.  The number of actual heating degree days increased 11% to 2,913 for the first quarter of 2011 compared to the first quarter of 2010.  Our gross profit for first quarter of 2011 was $56.3 million, an increase of $8.6 million, or 18%, compared to $47.7 million for first quarter of 2011, due primarily to strong unit margins for gasoline offset by lower unit margins in distillate products.

Wholesale Segment

Gasoline.  Wholesale gasoline sales for the three months ended March 31, 2011 were $1,897.3 million compared to $874.6 million for the same period in 2010.  The increase of $1,022.7 million, or 117%, was due primarily to our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil (see Note 10 of Notes to Consolidated Financial Statements), as well as to higher gasoline prices and an increase in gasoline volume sold in the first quarter of 2011 compared to the first quarter of 2010.  The increase in gasoline volume sold was primarily due to our 2010 acquisitions.  Our net product margin from gasoline sales increased by $12.7 million to $21.4 million for the three months ended March 31, 2011 compared to $8.7 million for the same period in 2010.  This increase was primarily attributable to improved unit margins and the increase in gasoline volume sold for the three months ended March 31, 2011 compared to the same period in 2010.

Distillates.  Wholesale distillate sales for the three months ended March 31, 2011 were $1,370.1 million compared to $959.3 million for the same period in 2010.  The increase of $410.8 million, or 43%, was primarily due to increased refined petroleum product prices.  Despite an increase in volume sold for the first quarter of 2011 compared to the same period in 2010 due to colder temperatures, our net product margin from distillate sales decreased by $13.1 million, or 38%, to $20.9 million compared to $34.0 million for the same period in 2010.  This decrease was primarily due to less favorable market conditions and fewer advantageous purchasing opportunities.

Residual Oil.  Wholesale residual oil sales for the three months ended March 31, 2011 were $16.2 million compared to $12.1 million for the same period in 2010.  The increase of $4.1 million, or 34%, was primarily due to the increase in refined petroleum product prices and an increase in volume sold due to colder temperatures.  Our net product margin contributions from residual oil sales were $2.9 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 38% and 54% of total commercial volume sold for the three months ended March 31, 2011 and 2010, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total volume sold.  Commercial residual oil sales increased by approximately 42% due to a 15% increase in volume sold and increased refined petroleum product prices for the three months ended March 31, 2011.

Selling, General and Administrative Expenses

SG&A expenses increased by $4.5 million, or 27%, to $21.1 million for the three months ended March 31, 2011 compared to $16.6 million for the same period in 2010.  The increase was primarily due to increases of $1.8 million in management costs associated with the retail gas stations and supply rights acquired from ExxonMobil, $1.6 million in bank fees and amortization of deferred financing fees largely related to the expansions of our bank facilities, $1.4 million in bad debt and $0.4 million in overhead (including information technology, natural gas personnel and project management).  The overall increase was offset by a decrease of approximately $0.7 million in professional and consulting fees.

Operating Expenses

Operating expenses increased by $9.1 million, or 106%, to $17.8 million for the three months ended March 31, 2011 compared to $8.7 million for the same period in 2010.  The increase was primarily due to $8.0 million in additional costs related to the operations of the retail gas stations acquired from ExxonMobil, $0.7 million in costs related to the Warex Terminals and $0.4 million in various other operating expenses.  The $8.0 million in costs related to the retail gas stations primarily included $2.3 million in staff costs reimbursed to our management company, $1.3 million various maintenance expenses, $1.2 million in credit card fees, $0.9 million in property taxes, $0.8 million in rent expense and $1.5 million in various other operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2011 increased by $3.8 million, or 94%, to $7.9 million compared to $4.1 million for same period in 2010.  We attribute the increase primarily to additional borrowing costs as a result of the acquisitions of the Warex Terminals and retail gas stations and supply rights from ExxonMobil (see Note 10 of Notes to Consolidated Financial Statements) and to higher average balances on our working capital revolving credit facility from carrying higher average balances of inventories and accounts receivable reflecting increased refined petroleum product prices.  In addition, the costs of borrowings under the credit agreement were increased in connection with the May and August 2010 amendments to the credit agreement and the January 2011 increase in the working capital revolving credit facility.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $92.1 million to $538.0 million at March 31, 2011 compared to $445.9 million at December 31, 2010, primarily as a result of the public offering discussed below.

On February 14, 2011, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $9.7 million for the fourth quarter of 2010.  On April 20, 2011, the board of directors of our general partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2011 through March 31, 2011 ($2.00 per unit on an annualized basis) to our common unitholders of record as of the close of business May 4, 2011.  We expect to pay the cash distribution of approximately $11.0 million on May 13, 2011.

On February 8, 2011, we completed a public offering of 2,645,000 common units at a price of $27.60 per common unit.  Net proceeds were approximately $69.7 million, after deducting underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness outstanding under our credit agreement.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $0.4 million and $0.5 million in maintenance capital expenditures for the three months ended March 31, 2011 and 2010, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $1.8 million and $1.4 million in expansion capital expenditures for the three months ended March 31, 2011 and 2010, respectively.  Specifically, for the three months ended March 31, 2011, expansion capital expenditures included $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.2 million in costs related to our Albany, New York terminal, $0.2 million in costs related to our Newburgh, New York facilities, $0.2 million in gas station equipment and $0.2 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

Comparatively, for the three months ended March 31, 2010, expansion capital expenditures consisted of approximately $1.1 million in expenditures related to our Albany, New York terminal and rail ethanol expansion project and $0.3 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal.  The $1.1 million in expenditures related to our Albany terminal include costs related to our continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the continuing effort to convert two distillate storage tanks to gasoline.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash (used in) provided by operating activities	$(59,966)	$45,494
Net cash used in investing activities	$(2,179)	$(1,914)
Net cash provided by (used in) financing activities	$65,631	$(43,492)

Cash flow from operating activities generally reflects our net income, depreciation and amortization levels, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

Net cash used in operating activities was $60.0 million for the three months ended March 31, 2011 compared to net cash provided by operating activities of $45.5 million for the three months ended March 31, 2010, for a quarter-over-quarter increase in cash used in operating activities of $105.5 million.

During the three months ended March 31, 2011, we experienced increases in refined petroleum products prices and we funded additional working capital requirements due to our acquisitions of the Warex Terminals and retail gas stations and supply rights from ExxonMobil.  For the three months ended March 31, 2011, we had decreases in the carrying values of accounts receivable of $73.4 million and accounts payable of $106.3 million, reflecting the change in activity as we exit the heating season, and an increase in the carrying value of inventories of $31.5 million reflecting higher commodity prices for the first quarter of 2011 compared to the first quarter of 2010.  Comparatively, for the three months ended March 31, 2010, we had decreases in the carrying values of accounts receivable of $67.6 million, inventories of $22.7 million and accounts payable of $55.8 million.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, for the three months ended March 31, 2011, the contracts supporting our forward fixed price hedge program required margin payments of $5.0 million to the NYMEX due to market direction, compared to required margin payments of $11.4 million for the three months ended March 31, 2010.  The increase in cash used in operating activities also reflects the $9.1 million decrease in net income.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2011 and included $0.4 million in maintenance capital expenditures and $1.8 million in expansion capital expenditures consisting of $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.2 million in costs related to our Albany, New York terminal, $0.2 million in costs related to our Newburgh, New York facilities, $0.2 million in gas station equipment and $0.2 million in other expansion capital expenditures.

Comparatively, net cash used in investing activities was $1.9 million for the three months ended March 31, 2010 and included $0.5 million in maintenance capital expenditures and $1.4 million in expansion capital expenditures ($1.1 million in expenditures related to our Albany, New York terminal and rail ethanol expansion project and $0.3 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal).  The $1.1 million in expenditures related to our Albany terminal include costs related to our continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the continuing effort to convert two distillate storage tanks to gasoline.

Net cash provided by financing activities was $65.6 million for the three months ended March 31, 2011 and included $69.7 million in net proceeds from our February 2011 public offering of common units and $6.3 million in net borrowings on our credit facilities, offset by $9.7 million in cash distributions to our common and subordinated unitholders and our general partner and $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP.

Comparatively, net cash used in financing activities was $43.5 million for the three months ended March 31, 2010 and included net payments on our credit facilities of $121.4 million, $6.5 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP, offset by $84.8 million in net proceeds from our March 2010 public offering.

Credit Agreement

On January 26, 2011, we requested an increase in the working capital revolving credit facility in an amount equal to $100.0 million, and on February 11, 2011, certain lenders under the credit agreement committed to the $100.0 million increase which increased the total available commitments under the credit agreement to $1.25 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on May 14, 2014.

There are two facilities under our credit agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $900.0 million; and

•              a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the revolving credit facility, the working capital revolving credit facility, or both, by up to another $100.0 million, for a total credit facility of up to $1.35 billion.  Any such request for an increase by us must be in a minimum amount of $5.0 million, and the revolving credit facility may not be increased by more than $50.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.25 billion.

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

During the period from January 1, 2010 through May 13, 2010, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 1.75% to 2.25%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio (as defined in the previous credit agreement).  Borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.25% to 2.75%, (2) the cost of funds rate plus 1.75% to 2.25%, or (3) the base rate plus 0.75% to 1.25%, each depending on the pricing level provided in the previous credit agreement, which in turn depended upon the Combined Interest Coverage Ratio under the previous credit agreement.

Commencing May 14, 2010, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depends upon the Utilization Amount (as defined in the credit agreement).

During the period from May 14, 2010 through September 7, 2010, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.1% and 3.3% for the three months ended March 31, 2011 and 2010, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of March 31, 2011, we had total borrowings outstanding under the credit agreement of $793.0 million, including $250.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $151.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at March 31, 2011 and December 31, 2010 was $305.9 million and $252.6 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2011.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

The lending group under the credit agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank, National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments, valuation of intangibles and other long-lived assets, environmental and other liabilities and related party transactions.

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

On January 26, 2011, the total available commitments under our credit agreement were increased to $1.25 billion.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.

As of March 31, 2011, we had total borrowings outstanding under the credit agreement of $793.0 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expires on May 14, 2011, is used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  Whenever the three-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  Conversely, whenever the three-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current three-month LIBOR rate on the $100.0 million of three-month LIBOR-based borrowings.  As of March 31, 2011, the three-month LIBOR rate of 0.31% was lower than the floor rate.  As a result, in May 2011 we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $439,300.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of March 31, 2011, the one-month LIBOR rate of 0.26% was lower than the floor rate.  As a result, in April 2011, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $203,250.

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

We enter into futures contracts to minimize or hedge the impact of market fluctuations on our purchases and forward fixed price sales of refined petroleum products and renewable fuels.  Any hedge ineffectiveness is reflected in our results of operations.  We utilize regulated exchanges, including the NYMEX and the Chicago Mercantile Exchange, which are regulated exchanges for energy products that it trades, thereby reducing potential delivery and supply risks.  Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries.  With respect to other energy products, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

At March 31, 2011, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at March 31, 2011	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$(32,439)	$(65,336)	$65,336
Swaps, options and other, net	(3,064)	(5,315)	(1,204)
	$(35,503)	$(70,651)	$64,132

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2010.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $14.6 million at March 31, 2011.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company (“Lyondell”) and certain of its affiliates brought an action against us to recover payments totaling approximately $6.0 million made to us by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law.  We believe that the payments were made by the affiliate in the ordinary course of both its and our business as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments.  The litigation is in its early stages, and we believe it has meritorious defenses.  Therefore, no provision for losses has been recorded in connection with this matter.

In April 2011, seven operations personnel at our terminal in Chelsea, Massachusetts voted to be represented by the incumbent union representing certain other employees at this facility (“Local 25”).  We expect to negotiate a collective bargaining agreement with Local 25 for these employees and do not believe the results of these negotiations will have a material adverse effect on our operations.

Item 1A.     Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

Item 6.        Exhibits

3.1	—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1	—	Letter Agreement for 2011 Shares Services Fee Structure, dated as of March 9, 2011 between Global Companies LLC and Alliance Energy LLC.

10.2	—	License Agreement, dated as of May 2, 2011 between Global Companies LLC and Alliance Energy LLC.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 6, 2011		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2011		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1	—	Letter Agreement for 2011 Shares Services Fee Structure, dated as of March 9, 2011 between Global Companies LLC and Alliance Energy LLC.

10.2	—	License Agreement, dated as of May 2, 2011 between Global Companies LLC and Alliance Energy LLC.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.