Form 10-Q
period 2011-06-30
GLOBAL PARTNERS LP
filed 2011-08-05
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The issuer had 21,580,563 common units outstanding as of August 1, 2011.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,523	$2,361
Accounts receivable, net	415,790	553,066
Accounts receivable—affiliates	1,307	1,230
Inventories	635,709	586,831
Brokerage margin deposits	36,057	15,501
Fair value of forward fixed price contracts	1,361	1,942
Prepaid expenses and other current assets	65,348	36,714
Total current assets	1,163,095	1,197,645

Property and equipment, net	413,405	422,684
Intangible assets, net	39,143	40,065
Other assets	13,533	11,922
Total assets	$1,629,176	$1,672,316
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$321,894	$443,469
Working capital revolving credit facility—current portion	102,683	193,198
Environmental liabilities—current portion	2,973	5,535
Trustee taxes payable	69,578	69,828
Accrued expenses and other current liabilities	45,392	30,494
Obligations on forward fixed price contracts and other derivatives	1,196	9,157
Total current liabilities	543,716	751,681

Working capital revolving credit facility—less current portion	498,817	293,502
Revolving credit facility	205,000	300,000
Environmental liabilities—less current portion	28,132	28,970
Other long-term liabilities	20,828	21,347
Total liabilities	1,296,493	1,395,500

Partners’ equity
Common unitholders (21,580,563 units issued and 21,575,823 units outstanding at June 30, 2011 and 13,293,139 units issued and 13,232,629 outstanding at December 31, 2010)	346,676	292,267
Subordinated unitholders (0 units issued and outstanding and 5,642,424 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	—	(1,623)
General partner interest (1.06% and 1.20% interest with 230,303 equivalent units outstanding at June 30, 2011 and December 31, 2010, respectively)	(336)	(66)
Accumulated other comprehensive loss	(13,657)	(13,762)
Total partners’ equity	332,683	276,816
Total liabilities and partners’ equity	$1,629,176	$1,672,316

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$3,412,148	$1,534,701	$6,963,220	$3,499,446
Cost of sales	3,367,577	1,502,740	6,862,399	3,419,717
Gross profit	44,571	31,961	100,821	79,729

Costs and operating expenses:
Selling, general and administrative expenses	18,809	13,891	39,919	30,469
Operating expenses	17,755	9,803	35,559	18,462
Amortization expenses	1,204	734	2,367	1,425
Total costs and operating expenses	37,768	24,428	77,845	50,356

Operating income	6,803	7,533	22,976	29,373

Interest expense	(7,651)	(4,374)	(15,531)	(8,438)

(Loss) income before income tax expense	(848)	3,159	7,445	20,935

Income tax expense	—	—	—	(387)

Net (loss) income	(848)	3,159	7,445	20,548

Less: General partner’s interest in net (loss) income, including incentive distribution rights	(113)	(107)	(313)	(446)

Limited partners’ interest in net (loss) income	$(961)	$3,052	$7,132	$20,102

Basic net (loss) income per limited partner unit	$(0.04)	$0.18	$0.34	$1.32

Diluted net (loss) income per limited partner unit	$(0.04)	$0.18	$0.34	$1.30

Basic weighted average limited partner units outstanding	21,562	16,917	20,996	15,260

Diluted weighted average limited partner units outstanding	21,785	17,155	21,205	15,496

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$7,445	$20,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,106	7,566
Amortization of deferred financing fees	2,204	1,008
Bad debt expense	1,680	280
Stock-based compensation expense	277	(49)
Changes in operating assets and liabilities:
Accounts receivable	135,596	83,112
Accounts receivable – affiliate	(77)	(1,674)
Inventories	(48,878)	22,627
Broker margin deposits	(20,556)	(1,767)
Prepaid expenses, all other current assets and other assets	(33,894)	(25,653)
Accounts payable	(121,575)	(40,846)
Income taxes payable	—	(1,179)
Trustee taxes payable	(250)	18,011
Change in fair value of forward fixed price contracts	(7,380)	(16,658)
Accrued expenses, all other current liabilities and other long-term liabilities	11,018	(14,762)
Net cash (used in) provided by operating activities	(59,284)	50,564

Cash flows from investing activities
Terminal acquisition	—	(46,046)
Capital expenditures	(4,430)	(4,828)
Proceeds from sale of property and equipment	955	43
Net cash used in investing activities	(3,475)	(50,831)

Cash flows from financing activities
Proceeds from public offering, net	69,626	84,584
Borrowings from (payments on) credit facilities, net	19,800	(65,400)
Repurchase of common units	(150)	—
Repurchased units withheld for tax obligations	(675)	(404)
Distributions to partners	(20,680)	(14,904)
Net cash provided by financing activities	67,921	3,876

Increase in cash and cash equivalents	5,162	3,609
Cash and cash equivalents at beginning of period	2,361	662
Cash and cash equivalents at end of period	$7,523	$4,271

Supplemental information
Cash paid during the period for interest	$15,930	$8,200
Non-cash conversion of subordinated unitholders	$1,623	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

				Accumulated
			General	Other	Total
	Common	Subordinated	Partner	Comprehensive	Partners’
	Unitholders	Unitholders	Interest	Loss	Equity

Balance at December 31, 2010	$292,267	$(1,623)	$(66)	$(13,762)	$276,816
Conversion of subordinated units to common units	(1,623)	1,623	—	—	—
Proceeds from public offering, net	69,626	—	—	—	69,626
Stock-based compensation	277	—	—	—	277
Distributions to partners	(20,097)	—	(583)	—	(20,680)
Phantom unit dividends	(81)	—	—	—	(81)
Repurchase of common units	(150)	—	—	—	(150)
Repurchased units withheld for tax obligations	(675)	—	—	—	(675)
Comprehensive income:
Net income	7,132	—	313	—	7,445
Other comprehensive income:
Change in fair value of cash flow hedges	—	—	—	180	180
Change in pension liability	—	—	—	(75)	(75)
Total comprehensive income	—	—	—	—	7,550
Balance at June 30, 2011	$346,676	$—	$(336)	$(13,657)	$332,683

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products, renewable fuels and small amounts of natural gas and also provides ancillary services to companies.  The Partnership also receives revenue from retail sales of gasoline, convenience store sales and gas station rental income.

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

The Partnership’s 1.06% general partner interest (discussed in Note 8) is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel.  Affiliates of the General Partner, including its directors and executive officers, own 5,416,490 common units, representing a 25% limited partner interest.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2011.  The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

Concentration of Risk

The following table presents the Partnership’s products as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gasoline sales: gasoline and blend stocks such as ethanol and naphtha	72%	65%	63%	54%
Distillate sales: home heating oil, diesel and kerosene	25%	30%	33%	41%
Residual oil sales	3%	5%	4%	5%
	100%	100%	100%	100%

The Partnership had one significant customer, ExxonMobil Oil Corporation (“ExxonMobil”), who accounted for approximately 22% and 23% of total sales for the three months ended June 30, 2011 and 2010, respectively and approximately 21% and 20% of total sales for the six months ended June 30, 2011 and 2010, respectively.

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

On April 20, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2011 through March 31, 2011.  On July 21, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from April 1, 2011 through June 30, 2011.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Net (Loss) Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net (loss) income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit for the three and six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

	Three Months Ended June 30, 2011
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net (loss) income (1)	$(848)	$(961)	$113	$—

Declared distribution	$11,028	$10,790	$116	$122
Assumed allocation of undistributed net income	(11,876)	(11,751)	(125)	—
Assumed allocation of net income	$(848)	$(961)	$(9)	$122

Denominator:
Basic weighted average limited partner units outstanding		21,562
Dilutive effect of phantom units		223
Diluted weighted average limited partner units outstanding		21,785

Basic net loss per limited partner unit		$(0.04)
Diluted net loss per limited partner unit		$(0.04)

	Three Months Ended June 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (2)	$3,159	$3,052	$107	$—

Declared distribution	$8,455	$8,278	$112	$65
Assumed allocation of undistributed net income	(5,296)	(5,226)	(70)	—
Assumed allocation of net income	$3,159	$3,052	$42	$65

Denominator:
Basic weighted average limited partner units outstanding		16,917
Dilutive effect of phantom units		238
Diluted weighted average limited partner units outstanding		17,155

Basic net income per limited partner unit		$0.18
Diluted net income per limited partner unit		$0.18

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.       Net (Loss) Income Per Limited Partner Unit (continued)

	Six months ended June 30, 2011
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (1)	$7,445	$7,132	$313	$—

Declared distribution	$22,056	$21,580	$232	$244
Assumed allocation of undistributed net income	(14,611)	(14,448)	(163)	—
Assumed allocation of net income	$7,445	$7,132	$69	$244

Denominator:
Basic weighted average limited partner units outstanding		20,996
Dilutive effect of phantom units		209
Diluted weighted average limited partner units outstanding		21,205

Basic net income per limited partner unit		$0.34
Diluted net income per limited partner unit		$0.34

	Six Months Ended June 30, 2010
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income (2)	$20,548	$20,102	$446	$—

Declared distribution	$16,910	$16,556	$224	$130
Assumed allocation of undistributed net income	3,638	3,546	92	—
Assumed allocation of net income	$20,548	$20,102	$316	$130

Denominator:
Basic weighted average limited partner units outstanding		15,260
Dilutive effect of phantom units		236
Diluted weighted average limited partner units outstanding		15,496

Basic net income per limited partner unit		$1.32
Diluted net income per limited partner unit		$1.30

(1)   Calculation includes the effect of the public offerings in November 2010 and February 2011 (see Note 14) and, as a result, the general partner interest was reduced to 1.06% for the three months ended June 30, 2011 and, based on a weighted average, 1.12% for the six months ended June 30, 2011.

(2)   Calculation includes the effect of the public offering in March 2010 (see Note 14) and, as a result, the general partner interest was reduced to 1.34% for the three months ended June 30, 2010 and, based on a weighted average, 1.61% for the six months ended June 30, 2010.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Comprehensive (Loss) Income

The components of comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income	$(848)	$3,159	$7,445	$20,548
Change in fair value of cash flow hedges	(1,538)	(4,879)	180	(7,111)
Change in pension liability	(215)	(679)	(75)	(558)
Total comprehensive (loss) income	$(2,601)	$(2,399)	$7,550	$12,879

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

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Distillates: home heating oil, diesel and kerosene	$354,018	$377,123
Gasoline	139,570	115,542
Residual oil	32,010	35,749
Blend stock	107,461	55,919
Total	633,059	584,333
Convenience store inventory	2,650	2,498
Total	$635,709	$586,831

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $57.6 million and $126.8 million at June 30, 2011 and December 31, 2010, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $73.5 million and $115.2 million at June 30, 2011 and December 31, 2010, respectively.  Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2011:

	Units (1)	Unit of Measure
Product Contracts
Long	9,185	Thousands of barrels
Short	(15,439)	Thousands of barrels

Natural Gas Contracts
Long	15,895	Thousands of decatherms
Short	(15,895)	Thousands of decatherms

Interest Rate Collar	$100	Millions of dollars

Forward Starting Swap	$100	Millions of dollars

Interest Rate Cap	$100	Millions of dollars

(1)    Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products and renewable fuels in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2011 and 2010.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments.  These agreements are intended to hedge the cost component of virtually all of the Partnership’s forward purchase and sale commitments.  Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2011 and 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at June 30, 2011 and December 31, 2010 (in thousands):

		June 30,	December 31,
	Balance Sheet	2011	2010
Asset Derivatives	Location (Net)	Fair Value	Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(2)	$1,491	$3,896

Derivatives not designated as hedging instruments
Product and natural gas contracts	(2)	1,589	3,049

Total asset derivatives		$3,080	$6,945

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(3)	$1,540	$13,538

Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	1,413	2,896

Total liability derivatives		$2,953	$16,434

(1)      Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at June 30, 2011 and December 31, 2010.

(2)      Fair value of forward fixed price contracts and prepaid expenses and other current assets.

(3)      Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives in Fair Value	Recognized in	June 30,		June 30,
Hedging Relationships	Income on Derivative	2011	2010	2011	2010

Product contracts	Cost of sales	$21,367	$42,230	$(93,442)	$42,203

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedged Items in Fair Value	Recognized in	June 30,		June 30,
Hedged Relationships	Income on Hedged Items	2011	2010	2011	2010

Inventories and forward fixed price contracts	Cost of sales	$(21,351)	$(42,332)	$93,710	$(42,305)

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

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheet being hedged by the following derivative instruments (in thousands):

	June 30, 2011	December 31, 2010
Futures contracts	$430	$(6,480)
Swaps and other, net	(265)	(735)
Total	$165	$(7,215)

The total balances of $165,000 and ($7.2) million reflect the fair value of the forward fixed price contract asset/(liability) net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its broker based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $36.1 million and $15.5 million at June 30, 2011 and December 31, 2010, respectively.

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

The Partnership executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expired on May 14, 2011, was used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings on the revolving credit facility.  Under the first collar, the Partnership capped its exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  For the period from February 14, 2011 through May 14, 2011, the three-month LIBOR rate of 0.31% was lower than the floor rate.  As a result, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $850,000.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

On September 29, 2008, the Partnership executed its second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of June 30, 2011, the one-month LIBOR rate of 0.19% was lower than the floor rate.  As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $202,000 and, at June 30, 2011, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the second collar, excluding accrued interest, were liabilities of approximately $4.5 million and $4.8 million as of June 30, 2011 and December 31, 2010, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using the regression analysis.  The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar’s strike rates.

In October 2009, the Partnership executed a forward starting swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expire on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.  The fair values of the swap were liabilities of approximately $9.6 million and $7.3 million as of June 30, 2011 and December 31, 2010, respectively, and were recorded in other long-term liabilities in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

On April 8, 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.  The fair value of the rate cap was an asset of approximately $940,000 as of June 30, 2011 and was recorded in both other assets and accumulated other comprehensive income in the accompanying balance sheet.  Hedge effectiveness was assessed at inception and will be assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty’s ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring.  The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap’s strike rate.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the fair value of the Partnership’s derivative instruments and their location in the Partnership’s consolidated balance sheets at June 30, 2011 and December 31, 2010 (in thousands):

		June 30,	December 31,
Derivatives Designated as	Balance Sheet	2011	2010
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$940	$—

Liability derivatives
Interest rate collars	Other long-term liabilities	$4,535	$6,042
Forward starting swap	Other long-term liabilities	9,562	7,296
Total liability derivatives		$14,097	$13,338

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three and six months ended June 30, 2011 and 2010 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2011	2010	2011	2010	2011	2010	2011	2010

Interest rate collar	$43	$(161)	$—	$—	$1,507	$(529)	$—	$—
Forward starting swap	(2,521)	(4,718)	—	—	(2,267)	(6,582)	—	—
Interest rate cap	940	—	—	—	940	—	—	—
Total	$(1,538)	$(4,879)	$—	$—	$180	$(7,111)	$—	$—

Ineffectiveness related to the interest rate collars and forward starting swap is recognized as interest expense and was immaterial for the three and six months ended June 30, 2011 and 2010.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $1.0 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $2.5 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively.  The effective portion related to the interest rate cap that was originally reported in other comprehensive income reclassified into earnings was zero for the three and six months ended June 30, 2011.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivatives	2011	2010	2011	2010

Product contracts	Cost of sales	$872	$1,652	$2,328	$1,131

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

The average interest rates for the Credit Agreement were 4.0% and 4.1% for the three months ended June 30, 2011 and 2010, respectively, and 4.1% and 3.6% for the six months ended June 30, 2011 and 2010, respectively.

The Partnership currently has a zero premium interest rate collar, a forward starting swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Partnership incurs a letter of credit fee of 2.50% – 3.00% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $498.8 million and $293.5 million at June 30, 2011 and December 31, 2010, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $102.7 million and $193.2 million at June 30, 2011 and December 31, 2010, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2011, the Partnership had total borrowings outstanding under the Credit Agreement of $806.5 million, including $205.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $183.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at June 30, 2011 and December 31, 2010 was $260.3 million and $252.6 million, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.       Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2011.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

On July 19, 2011, the Partnership entered into a Second Amendment to the Credit Agreement which amended the Credit Agreement and modified the following financial covenants as described below:

(i)                  The minimum Combined EBITDA (as defined in the Credit Amendment) as at the end of each fiscal quarter, other than the fiscal quarters ending September 30, 2011 and December 31, 2011 is required to not be less than $75 million for the four consecutive fiscal quarters most recently ended and not less than $70 million for the four consecutive fiscal quarters ending September 30, 2011 and December 31, 2011.

(ii)               The Combined Interest Coverage Ratio (as defined in the Credit Agreement) as at the end of any fiscal quarter is required to not be less than the ratio set forth below:

Fiscal Quarter Ending	Combined Interest Coverage Ratio
June 30, 2011	2.00:1.00
September 30, 2011 and December 31, 2011	1.65:1.00
March 31, 2012	1.75:1.00
June 30, 2012 and each fiscal quarter ending thereafter	2.00:1.00

(iii)            The Combined Senior Secured Leverage Ratio (as defined in the Credit Agreement) as at the end of any fiscal quarter is required to not be greater than the ratio set forth below:

Fiscal Quarter Ending	Combined Senior Secured Leverage Ratio
June 30, 2011	2.50:1.00
September 30, 2011 and December 31, 2011	3.00:1.00
March 31, 2012 and each fiscal quarter ending thereafter	2.75:1.00

The lending group under the Credit Agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership, which extends through July 31, 2014 with annual renewal options thereafter.  The agreement is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $4.4 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 and $21,900 for the three months ended June 30, 2011 and 2010, respectively, and approximately $48,000 and $43,700 and for the six months ended June 30, 2011 and 2010, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of June 30, 2011, no such notice of termination was given by either party.

Pursuant to the Partnership’s Amended and Restated Services Agreement with Alliance Energy LLC (“Alliance”), the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family.  The income from these services was approximately $47,000 and $49,000 for the three months ended June 30, 2011 and 2010, respectively, and $94,000 and $98,000 for the six months ended June 30, 2011 and 2010, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of June 30, 2011, no such notice of termination was given by Alliance.

The Partnership sells refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $44.5 million and $6.2 million for the three months ended June 30, 2011 and 2010, respectively, and $59.9 million and $13.5 million for the six months ended June 30, 2011 and 2010, respectively. Sales for the three and six months ended June 30, 2011 included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies LLC and Alliance, effective March 1, 2011.

In addition, Global Companies LLC and GMG, wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil (see Note 10).  The management fee and overhead reimbursement were approximately $0.7 million and $0.4 million, respectively, for the three months ended June 30, 2011 and $1.3 million and $0.9 million, respectively, for the six months ended June 30, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Related Party Transactions (continued)

The General Partner employs substantially all of the Partnership’s employees and charges the Partnership for their services.  The expenses for the three months ended June 30, 2011 and 2010, including payroll, payroll taxes and bonus accruals, were $9.1 million and $9.4 million, respectively, and $23.8 million and $19.8 million for the six months ended June 30, 2011 and 2010, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2011	2010
Receivables from Alliance	$255	$296
Receivables from GPC	304	224
Receivables from the General Partner (1)	748	710
Total	$1,307	$1,230

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	98.94%	1.06%
First Target Distribution	$0.4625	98.94%	1.06%
Second Target Distribution	above $0.4625 up to $0.5375	85.94%	14.06%
Third Target Distribution	above $0.5375 up to $0.6625	75.94%	24.06%
Thereafter	above $0.6625	50.94%	49.06%

The Partnership paid the following cash distribution during 2011 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/11 (1)(2)	$ 0.50	$ 6,647	$2,821	$115	$ 108	$ 9,691
05/13/11 (2)	$ 0.50	$10,790	—	$116	$ 122	$ 11,028

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

(2)           This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2010 and first quarter of 2011.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 21, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from April 1, 2011 through June 30, 2011.  On August 12, 2011, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 3, 2011.  This distribution will result in the Partnership exceeding its first target level distribution for the quarter ended June 30, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting

The Partnership engages in the wholesale and commercial distribution of refined petroleum products and renewable fuels and small amounts of natural gas.  The Partnership’s primary business is organized within two reporting segments, Wholesale and Commercial, based on the way the chief operating decision maker (CODM) manages the business and on the similarity of customers and expected long-term financial performance of each segment.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the Wholesale segment, the Partnership sells gasoline (including blend stocks such ethanol and naphtha), home heating oil, diesel, kerosene and residual oil to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput arrangements.

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and small amounts of natural gas to end user customers in the public sector and to large commercial and industrial end users (in the case of commercial and industrial end user customers, the Partnership sells products either through a competitive bidding process or through contracts of various terms), (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity, and (3) sales of Mobil-branded gasoline to end users.  Commercial segment end user customers include Mobil-branded gasoline customers at the Partnership’s directly operated gas stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest.  Based on the way the CODM manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses between the reportable segments.  There were no intersegment sales for any of the periods presented below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wholesale Segment:	2011	2010	2011	2010
Sales
Gasoline (1)	$2,338,965	$987,806	$4,236,261	$1,862,493
Distillates	806,372	442,595	2,176,434	1,401,852
Residual oil	7,461	8,268	23,685	20,397
Total	$3,152,798	$1,438,669	$6,436,380	$3,284,742
Net product margin (2)
Gasoline	$27,982	$23,210	$49,344	$31,921
Distillates	5,241	6,460	26,183	40,480
Residual oil	582	2,434	3,511	5,290
Total	$33,805	$32,104	$79,038	$77,691
Commercial Segment:
Sales (1)	$244,047	$96,032	$497,818	$214,704
Net product margin (2)	$8,839	$2,804	$18,374	$7,722
All Other (3)
Sales (1)	$15,303	$—	$29,022	$—
Net product margin (2)	$8,016	$—	$15,568	$—
Combined sales and net product margin:
Sales	$3,412,148	$1,534,701	$6,963,220	$3,499,446
Net product margin (2)	$50,660	$34,908	$112,980	$85,413
Depreciation allocated to cost of sales	6,089	2,947	12,159	5,684
Combined gross profit	$44,571	$31,961	$100,821	$79,729

(1)          On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil (See Note 10).  As these assets were not in place prior to September 2010, the above results are not directly comparable for periods prior to September 2010.

(2)          Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

(3)          Results from operating segments below the quantitative thresholds are attributable to two operating segments of the Partnership, which consist primarily of convenience stores sales at the Partnership’s directly operated stores and rental income from the Partnership’s gas station dealers.  These segments do not meet the quantitative thresholds for determining reportable segments and cannot be aggregated to other reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Combined gross profit	$44,571	$31,961	$100,821	$79,729
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	18,809	13,891	39,919	30,469
Operating expenses	17,755	9,803	35,559	18,462
Amortization expenses	1,204	734	2,367	1,425
Total operating costs and expenses	37,768	24,428	77,845	50,356
Operating income	6,803	7,533	22,976	29,373
Interest expense	(7,651)	(4,374)	(15,531)	(8,438)
Income tax expense	—	—	—	(387)
Net (loss) income	$(848)	$3,159	$7,445	$20,548

There were no foreign sales for the three and six months ended June 30, 2011 and 2010.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of retail gas stations from ExxonMobil (see Note 10), the Partnership acquired assets of approximately $232.3 million, of which approximately $152.2 million of property and equipment was allocated to the Wholesale segment as of the acquisition date.  There have been no material additions, dispositions or retirement of these assets as of June 30, 2011.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets between its reportable segments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Acquisitions (continued)

The following table presents the allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings and improvements	$59,271
Land	118,634
Fixtures and equipment	47,008
Intangibles	7,400
Total assets purchased	232,313
Less environmental liabilities assumed	(30,000)
Total cash consideration	$202,313

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Supply contracts	$7,400	$(1,233)	$6,167	5 years

Amortization expense was approximately $370,000 and $740,000 for the three and six months ended June 30, 2011.

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

The following table presents the allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634
Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)
Total cash consideration	$46,046

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Acquisitions (continued)

The intangible assets acquired in the transaction consist of the following (in thousands):

Description	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships	$6,524	$(471)	$6,053	15 years
Supply contracts	1,110	(81)	1,029	15 years
Total intangible assets	$7,634	$(552)	$7,082

Amortization expense was approximately $127,000 and $254,000 for the three and six months ended June 30, 2011.

Valuation of Intangible Assets — The purchase price for each of the above acquisitions was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that used information and assumptions provided by management.

As part of the purchase price allocations, identifiable intangible assets include supply contracts and, in the case of the Warex Terminals, customer relationships.  The Partnership used the income approach to value the intangibles.  This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership amortizes these intangible assets on a straight-line basis over their estimated useful lives which is consistent with the estimated future cash flows of these assets.

The estimated remaining amortization expense for intangible assets acquired in 2010 for each of the five succeeding years and thereafter is as follows (in thousands):

2011 (7/1/11 – 12/31/11)	$995
2012	1,989
2013	1,989
2014	1,989
2015	1,496
Thereafter	4,792
Total	$13,250

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

In connection with the May 2007 acquisition of ExxonMobil’s Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million.  In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC’s conditional approval of the remedial action plan submitted by ExxonMobil.  The Partnership responded to NYDEC’s requests for additional information and conducted pilot tests for the remediation outlined in the work plan.  Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008.  In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan.  The remedial action work has been implemented pursuant to the approved work plan, and the post-remediation stage of operation, monitoring and maintenance has commenced and is ongoing.  As a result, the Partnership changed its estimate and reduced the environmental liability by $1.7 million during the second quarter ended June 30, 2011.  The change in estimate, which is reflected in operating expenses in the accompanying statements of operations, increased net income for the three and six months ended June 30, 2011 by approximately $1.7 million, or $0.08 per limited partner unit, basic and diluted.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2011 (in thousands):

	Balance at	Change in		Balance at
	December 31,	Estimate	Payments in	June 30,
Environmental Liability Related to:	2010	2011	2011	2011
Retail Gas Stations	$29,766	$—	$(812)	$28,954
Warex Terminals	1,500	—	—	1,500
Glenwood Landing and Inwood	468	—	(26)	442
Albany	2,771	(1,697)	(865)	209
Total environmental liabilities	$34,505	$(1,697)	$(1,703)	$31,105

Current portion	$5,535			$2,973
Long-term portion	28,970			28,132
Total environmental liabilities	$34,505			$31,105

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

The Partnership granted phantom unit awards in 2009 and 2008 for which it recorded compensation expenses of approximately $204,000 and $128,000 for the three months ended June 30, 2011 and 2010, respectively, and $277,000 and $256,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2011 was approximately $293,000.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Long-Term Incentive Plan (continued)

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to acquire up to 445,000 of its common units in the aggregate, over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Through June 30, 2011, the General Partner repurchased 235,191 common units pursuant to the Repurchase Program for approximately $5.0 million.

At June 30, 2011 and December 31, 2010, common units outstanding as reported in the accompanying consolidated financial statements excluded 4,740 and 60,510 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value as of June 30, 2011				Fair Value as of December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$629,427	$—	$629,427	$—	$585,323	$—	$585,323	$—
Fair value of forward fixed price contracts	1,361	—	1,361	—	1,942	—	1,942	—
Swap agreements and options	702	499	203	—	211	152	59	—
Interest rate cap	940	—	940		—	—	—	—
Total	$632,430	$499	$631,931	$—	$587,476	$152	$587,324	$—

Liabilities:
Obligations on forward fixed price contracts	$(1,196)	$—	$(1,196)	$—	$(9,157)	$—	$(9,157)	$—
Swap agreements and option contracts	(520)	(121)	(399)	—	(2,446)	(150)	(2,296)	—
Interest rate collar and forward starting swap	(14,098)	—	(14,098)	—	(13,338)	—	(13,338)	—
Total liabilities	$(15,814)	$(121)	$(15,693)	$—	$(24,941)	$(150)	$(24,791)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, forward starting swap and interest rate cap.  The Partnership has not changed its valuation techniques or inputs during the three month period ended June 30, 2011.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 10 for acquired assets and liabilities measured on a non-recurring basis during the fiscal year ended December 31, 2010.  There were no assets or liabilities measured at fair value on a non-recurring basis during the quarter ended June 30, 2011.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2011 and December 31, 2010, in each case due to the short-term and the variable interest rate nature of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Unitholders’ Equity

On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit.  Net proceeds were approximately $84.6 million for the six months ended June 30, 2010, after deducting underwriting fees and offering expenses.

On November 16, 2010, the Partnership completed a public offering of 1,955,000 common units at a price of $25.57 per common unit.  Net proceeds were approximately $47.7 million, after deducting underwriting fees and offering expenses.

On February 8, 2011, the Partnership completed a public offering of 2,645,000 common units at a price of $27.60 per common unit.  Net proceeds were approximately $69.6 million, after deducting underwriting fees and offering expenses.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               Legal Proceedings (continued)

Other

In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company (“Lyondell”) and certain of its affiliates brought an action against the Partnership to recover payments totaling approximately $6.0 million made to the Partnership by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law.  The Partnership believes that the payments were made by the affiliate in the ordinary course of both its and the Partnership’s business and as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments.  The litigation is in its early stages, and the Partnership believes it has meritorious defenses.  Therefore, no provision for losses has been recorded in connection with this matter.

In April 2011, seven operations personnel at the Partnership’s terminal in Chelsea, Massachusetts voted to be represented by the incumbent union representing certain other employees at this facility (“Local 25”).  The Partnership will negotiate a collective bargaining agreement with Local 25 for these employees and does not believe the results of these negotiations will have a material adverse effect on its operations.

Note 17.               New Accounting Standard

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  This update is effective on a prospective basis for the Partnership’s annual and interim reporting periods beginning on January 1, 2012.  The Partnership does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per unit is calculated or presented.  The ASU is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011.  As this ASU only requires enhanced disclosure, the adoption of this ASU will have no effect on the Partnership’s financial position or results of operations.

Note 18.               Subsequent Events

On July 19, 2011, the Partnership entered into a Second Amendment to Amended and Restated Credit Agreement which modifies certain financial covenants.  See Note 6.

On July 21, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from April 1, 2011 through June 30, 2011.  On August 12, 2011, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 3, 2011.

On July 21, 2011, the Partnership announced that it reduced its workforce by approximately 10%.

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

•              Changes to government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

•              Warmer weather conditions could adversely affect us.

•              Our risk management policies cannot eliminate all commodity risk.  In addition, any noncompliance with our risk management policies could result in significant financial losses.

•              Our results of operations are affected by the overall forward market for refined petroleum products and renewable fuels.

•              Our business could be affected by a range of issues, such as energy conservation, competition, the global economic climate, movement of products between Europe and the U.S., weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest wholesale distributors of gasoline (including blend stocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We own and supply fuel to Mobil-branded retail gas stations in New England (except Connecticut) and also supply Mobil-branded fuel to independently-owned stations.  For the three and six months ended June 30, 2011, we sold approximately $3.4 billion and $6.9 billion, respectively, of refined petroleum products, renewable fuels and small amounts of natural gas.  In addition, we had revenues of approximately $15.3 million and $29.0 million for the three and six months ended June 30, 2011, primarily from convenience store sales at our directly operated stores and gas station rental income.

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

Our business is divided into three segments:

•              Wholesale. This reportable segment includes sales of unbranded and Mobil-branded gasoline, distillates, residual oil and small amounts of renewable fuels to retail gasoline stations and other resellers of transportation fuels, home heating oil retailers and wholesale distributors.

•              Commercial. This reportable segment includes sales and deliveries of unbranded gasoline, distillates, residual oil, renewable fuels and small amounts of natural gas to end user customers in the public sector and to large commercial and industrial end user customers.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our commercial segment sales also include sales of Mobil-branded gasoline to end users at our directly operated gas stations.  This segment also purchases, custom blends, sells and delivers bunker fuel and diesel to cruise ships, bulk carriers and fishing fleets generally by barges.

•              Other. This includes convenience store, car wash and other ancillary sales and rental income from our dealer leased sites.

Our business is substantially comprised of purchasing, storing, terminalling and selling refined petroleum products and renewable fuels.  In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In a backward market (when product prices for future deliveries are lower than current deliveries), inventories can depreciate in value and hedging costs are more expensive.  For this reason, we attempt to reduce our inventories in order to minimize these effects.  See Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information related to commodity risk.

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

•              Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products and renewable fuels, and increases and/or decreases in the prices of refined petroleum products and renewable fuels may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates as well as access to trade credit.  Results from our purchasing, storing, terminalling and selling operations are influenced by prices for refined petroleum products and renewable fuels, pricing volatility and the market for such products.  Prices in the overall forward market for refined petroleum products and renewable fuels may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to refined petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where futures prices are higher than spot prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where futures prices are lower than spot prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, we attempt to reduce our inventories in order to minimize these effects.  When prices for refined petroleum products and renewable fuels rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operation.  Lastly, higher prices for refined petroleum products and renewable fuels may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  In addition, when prices for refined petroleum products and renewable fuels decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase refined petroleum products and renewable fuels at the then lower spot and/or retail market price.  Furthermore, lower prices for refined petroleum products and renewable fuels may diminish the amount of borrowings available for working capital under our working capital revolving credit facility as a result of borrowing base limitations.

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

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, renewable fuels and small amounts of natural gas and convenience store sales and gas station rental income.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels and natural gas that we sell and all associated costs including shipping and handling costs to bring such products to the point of sale.  We also look at net product margin on a per unit basis (net product margin divided by volume).  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our sales minus product costs and terminal depreciation expense allocated to cost of sales.  Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, renewable fuels and small amounts of natural gas.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels and natural gas that we sell and all associated costs to bring such products to the point of sale.

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

Three and Six Months Ended June 30, 2011 and 2010

During the three and six months ended June 30, 2011, we experienced the following events:

•              Refined petroleum product prices were significantly higher during the three and six months ended June 30, 2011 compared to the same periods in 2010.

•              Our aggregate volume of product sold increased by approximately 53% and 45% for the three and six months ended June 2011, respectively, compared to the same periods in 2010, due to an increase in exchange and supply activity, strong demand for blend stocks such as ethanol, and the growth in our gasoline business as a result of our 2010 acquisitions.

•               Temperatures for the three and six months ended June 30, 2011 were 46% and 17% colder than the comparable periods in 2010.

•              We increased our reserve for bad debts by approximately $1.7 million during the first half of 2011, substantially due to specific risks related to one customer, compared to $280,000 for the first half of 2010.

•              We believe heating oil conservation and conversions to natural gas continued during the three and six months ended June 30, 2011.

•             Our operating expenses increased by $8.0 million and $17.1 million for the three and six month ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the operations of the retail gas stations we acquired from ExxonMobil in September 2010.

•             We believe our margins for the three months ended June 30, 2011 were negatively impacted due to less favorable market conditions, primarily a backward forward product pricing curve in our wholesale gasoline business.

•             We believe our margins for the six months ended June 30, 2011 were negatively impacted due to less favorable market conditions and fewer advantageous purchasing opportunities in our distillates business and to a backward forward product pricing curve in our wholesale gasoline business.

•              Our margins for the three and six months ended June 30, 2011 were also affected by a variety of other factors, such as movement of products between Europe and the U.S. weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

The following table provides the prices of and percentage increases (decreases) in refined petroleum product and natural gas prices at the end of the first quarter in 2011 as compared to the comparable quarter in 2010:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
At March 31, 2011	$3.09	$3.11	$2.45	$0.73
Change	43%	35%	39%	16%

At June 30, 2010	$1.98	$2.06	$1.61	$0.75
At June 30, 2011	$2.93	$3.03	$2.51	$0.73
Change	48%	47%	56%	(3%)

(1)   Source:  New York Mercantile Exchange (closing price)

(2)   Source:  Platts Oilgram Price Report (6-1% New York Harbor; average)

(3)   Source:  Platts Gas Daily Report (Tennessee zone delivered)

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Net (loss) income	$(848)	$3,159		$7,445	$20,548

Net (loss) income per diluted limited partner unit (1)	$(0.04)	$0.18		$0.34	$1.30

EBITDA (2)	$15,511	$12,058		$40,286	$37,947

Distributable cash flow (3)	$5,984	$7,111		$21,691	$28,065

Wholesale Segment:
Volume (gallons)	1,037,156	682,034		2,258,288	1,573,066
Sales
Gasoline (4)	$2,338,965	$987,806		$4,236,261	$1,862,493
Distillates	806,372	442,595		2,176,434	1,401,852
Residual oil	7,461	8,268		23,685	20,397
Total	$3,152,798	$1,438,669		$6,436,380	$3,284,742
Net product margin (5)
Gasoline	$27,982	$23,210		$49,344	$31,921
Distillates	5,241	6,460		26,183	40,480
Residual oil	582	2,434		3,511	5,290
Total	$33,805	$32,104		$79,038	$77,691
Commercial Segment:
Volume (gallons)	89,527	53,811		201,842	122,112
Sales (4)	$244,047	$96,032		$497,818	$214,704
Net product margin (5)	$8,839	$2,804		$18,374	$7,722
All Other:
Sales (4)	$15,303	$—		$29,022	$—
Net product margin (5)	$8,016	$—		$15,568	$—
Combined sales and net product margin:
Sales	$3,412,148	$1,534,701		$6,963,220	$3,499,446
Net product margin (5)	$50,660	$34,908		$112,980	$85,413
Depreciation allocated to cost of sales	(6,089)	(2,947)		(12,159)	(5,684)
Combined gross profit	$44,571	$31,961		$100,821	$79,729

Weather conditions:
Normal heating degree days	784	784		3,654	3,654
Actual heating degree days	733	503		3,646	3,127
Variance from normal heating degree days	(7% )	(36%	)	—	(14%	)
Variance from prior period actual heating degree days	46%	(30%	)	17%	(15%	)

(1)	See Note 2 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.
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

(4)

On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil (See Note 10 of Notes to Consolidated Financial Statements). As these assets were not in place prior to September 2010, the above results are not directly comparable for periods prior to September 2010.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(848)	$3,159	$7,445	$20,548
Depreciation and amortization and amortization of deferred financing fees	8,708	4,525	17,310	8,574
Interest expense	7,651	4,374	15,531	8,438
Income tax expense	—	—	—	387
EBITDA	$15,511	$12,058	$40,286	$37,947

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$682	$5,070	$(59,284)	$50,564
Net changes in operating assets and liabilities and certain non-cash items	7,178	2,614	84,039	(21,442)
Interest expense	7,651	4,374	15,531	8,438
Income tax expense	—	—	—	387
EBITDA	$15,511	$12,058	$40,286	$37,947

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(848)	$3,159	$7,445	$20,548
Depreciation and amortization and amortization of deferred financing fees	8,708	4,525	17,310	8,574
Amortization of routine bank refinancings (1)	(793)	—	(1,576)	—
Maintenance capital expenditures	(1,119)	(573)	(1,488)	(1,057)
Distributable cash flow	$5,948	$7,111	$21,691	$28,065

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$682	$5,070	$(59,284)	$50,564
Net changes in operating assets and liabilities and certain non-cash items	7,178	2,614	84,039	(21,442)
Amortization of routine bank refinancings (1)	(793)	—	(1,576)	—
Maintenance capital expenditures	(1,119)	(573)	(1,488)	(1,057)
Distributable cash flow	$5,948	$7,111	$21,691	$28,065

(1)                Commencing with the quarter ended March 31, 2011, our calculation of distributable cash flow excludes non-cash amortization of deferred financing fees related to routine bank refinancings.  Amortization of deferred financing fees in connection with our expansion-related activities will continue to be included.  We believe that this provides a more conservative methodology to this non-GAAP financial measure.  Had this methodology been used previously, it would not have affected distribution decisions or the outcome of the recent conversion of subordinated units to common units.  Had this methodology been used for the three and six months ended June 30, 2010, distributable cash flow would have been lower by approximately $583,000 and $970,000, respectively.

Consolidated Results

Our total sales for the three months ended June 30, 2011 increased by $1,877.4 million, or 122%, to $3,412.1 million compared to $1,534.7 million for the same period in 2010.  The increase was primarily due to an increase in volume sold as a result of our acquisitions in June 2010 of the Warex Terminals and in September 2010 of retail gas stations and supply rights from ExxonMobil, collectively our “2010 Acquisitions” (see Note 10 of Notes to Consolidated Financial Statements) and to higher refined petroleum product prices for the second quarter of 2011 compared to the second quarter of 2010.  Our aggregate volume of product sold increased by approximately 391 million gallons, or 53%, to 1,127 million gallons and primarily includes increases of approximately 317 million gallons in gasoline and 66 million gallons in distillates due primarily to colder temperatures during the second quarter of 2011 compared to the second quarter of 2010.  The number of actual heating degree days increased 46% to 733 for the second quarter of 2011 compared to the second quarter of 2010.  Our gross profit for the second quarter of 2011 was $44.6 million, an increase of $12.6 million, or 39%, compared to $32.0 million for the second quarter of 2010, due primarily to our 2010 Acquisitions.

Our total sales for the six months ended June 30, 2011 increased by $3,463.8 million, or 99%, to $6,963.2 million compared to $3,499.4 million for the same period in 2010.  The increase was primarily due to an increase in volume sold as a result of our 2010 Acquisitions and to higher refined petroleum product prices for first six months of 2011 compared to the same period in 2010.  Our aggregate volume of product sold increased by approximately 765 million gallons, or 45%, to 2,460 million gallons.  The increase in volume sold primarily includes increases of approximately 639 million gallons in gasoline due primarily to our 2010 Acquisitions, 101 million gallons in distillates due primarily to colder temperatures during the first six months of 2011 compared to the same period in 2010 and 7 million gallons in residual oil.  The number of actual heating degree days increased 17% to 3,646 for the first six months of 2011 compared to the same period in 2010.  Our gross profit for the first six months of 2011 was $100.8 million, an increase of $21.1 million, or 26%, compared to $79.7 million for same period in 2010, due primarily to our 2010 Acquisitions.

Wholesale Segment

Gasoline.  Wholesale gasoline sales for the three months ended June 30, 2011 were $2,339.0 million compared to $987.8 million for the same period in 2010.  During the first six months of 2011, wholesale gasoline sales were $4,236.3 million compared to $1,862.5 million for the same period in 2010.  The increases of $1,351.2 million, or 137%, and $2,373.8 million, or 127%, for the three and six months ended June 30, 2011 compared to the same periods in 2010, were due primarily to an increase in volume sold and to higher gasoline prices.  The increases in volume sold were attributable to an increase in exchange and supply activity, strong demand for blend stocks such as ethanol, and our 2010 Acquisitions.  Our net product margin from gasoline sales increased by $4.8 million to $28.0 million for the three months ended June 30, 2011 and by $17.4 million to $49.3 million for the six months ended June 30, 2011 compared to $23.2 million and $31.9 million for the respective periods in 2010.  Despite these increases, which were primarily attributable to our 2010 Acquisitions, our net product margins for gasoline were adversely impacted for the three and, to a lesser extent, the six months ended June 30, 2011 due to less favorable market conditions, primarily a backward forward product pricing curve.

Distillates.  Wholesale distillate sales for the three months ended June 30, 2011 were $806.3 million compared to $442.6 million for the same period in 2010.  During the first six months of 2011, wholesale distillate sales were $2,176.4 million compared to $1,401.9 million for the same period in 2010.  The increases of $363.7 million, or 82%, and $774.5 million, or 55% were primarily due to increased refined petroleum product prices.  Despite increases in volume sold in 2011 compared to 2010 due to colder temperatures, our net product margin from distillate sales decreased by $1.2 million, or 19%, to $5.2 million for the three months ended June 30, 2011 and by $14.3 million, or 35%, to $26.2 million for the six months ended June 30, 2011 compared to the same periods in 2010.  These decreases were primarily due to less favorable market conditions and fewer advantageous purchasing opportunities.

Residual Oil.  Wholesale residual oil sales for the three months ended June 30, 2011 were $7.5 million compared to $8.2 million for the same period in 2010, a decrease of $0.7 million, or 9%, due to a decrease in volume sold.  During the first six months of 2011, residual oil sales were $23.7 million compared to $20.3 million for the same period in 2010, an increase of $3.4 million, or 16%, primarily due to the increase in refined petroleum product prices and an increase in volume sold due to colder temperatures.  Our net product margin contribution from residual oil sales decreased by $1.8 million to $0.6 million for the three months ended June 30, 2011 and by $1.8 million to $3.5 million for the six months ended June 30, 2011 compared to the same periods in 2010.

Commercial Segment

Our total commercial segment sales increased by approximately $148.0 million, or 154%, and by $283.1 million, or 132%, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to addition of our directly-operated gas stations.  Commercial residual oil sales increased by approximately 50% and 45% of total commercial sales for the three and six months ended June 30, 2011, respectively, due to increases in refined petroleum product prices and to increases in volume sold compared to the same periods in 2010.

In our Commercial segment, residual oil accounted for approximately 35% and 56% of total commercial volume sold for the three months ended June 30, 2011 and 2010, respectively, and approximately 36% and 55% for the six months ended June 30, 2011 and 2010, respectively.  Gasoline accounted for approximately 27% and 5% of total commercial volume sold for the three months ended June 30, 2011 and 2010, respectively, and approximately 23% and 4% for the six months ended June 30, 2011 and 2010, respectively.  Distillates and natural gas accounted for the remainder of the total volume sold.

Selling, General and Administrative Expenses

SG&A expenses increased by $4.9 million, or 35%, to $18.8 million for the three months ended June 30, 2011 compared to $13.9 million for the same period in 2010.  The increase was primarily due to increases of $2.2 million in management costs associated with the retail gas stations and supply rights acquired from ExxonMobil, $1.3 million in bank fees and amortization of deferred financing fees, $0.8 million in overhead (including information technology, natural gas personnel and project management) and $1.2  million in various other SG&A expenses.  The $1.3 million increase in bank fees and amortization of deferred financing fees was largely due to increased letter of credit fees related to the growth in our gasoline business and higher refined petroleum product prices, and to the expansion of our credit facilities.  The overall increase was offset by a decrease of approximately $0.6 million in professional and consulting fees.

SG&A expenses increased by $9.4 million, or 31%, to $39.9 million for the six months ended June 30, 2011 compared to $30.5 million for the same period in 2010.  The increase was primarily due to increases of $3.6 million in management costs associated with the retail gas stations and supply rights acquired from ExxonMobil, $2.9 million in bank fees and amortization of deferred financing fees, $1.4 million in bad debt, $1.1 million in overhead (including information technology, natural gas personnel and project management) and $1.7 million in various other SG&A expenses.  The $2.9 million increase in bank fees and amortization of deferred financing fees was largely due to increased letter of credit fees related to the growth in our gasoline business and higher refined petroleum product prices, and to the expansion of our credit facilities.  The overall increase was offset by a decrease of approximately $1.3 million in professional and consulting fees.

Operating Expenses

Operating expenses increased by $8.0 million, or 81%, to $17.8 million for the three months ended June 30, 2011 compared to $9.8 million for the same period in 2010.  The increase was primarily due to $8.6 million in additional costs related to the operations of the retail gas stations acquired from ExxonMobil, $0.3 million in costs related to the Warex Terminals and $0.8 million in various other operating expenses.  The $8.6 million in costs related to the retail gas stations primarily included $2.2 million in staff costs reimbursed to our management company, $1.8 million in service station direct expenses, $1.5 million in credit card fees, $1.4 million in various maintenance expenses, $0.9 million in property taxes and $0.8 million in rent expense.  For the three months ended June 30, 2011, the increase in operating expenses was partially offset by a decrease of approximately $1.7 million related to a change in estimate of our remediation obligations with respect to the Albany, New York terminal (see Note 11 of Notes to Consolidated Financial Statements).

Operating expenses increased by $17.1 million, or 92%, to $35.6 million for the six months ended June 30, 2011 compared to $18.5 million for the same period in 2010.  The increase was primarily due to $16.6 million in additional costs related to the operations of the retail gas stations acquired from ExxonMobil, $1.0 million in costs related to the Warex Terminals, $0.5 million in costs related to the Albany, New York terminal and $0.7 million in various other operating expenses.  The $16.6 million in costs related to the retail gas stations primarily included $4.5 million in staff costs reimbursed to our management company, $3.3 million in service station direct expenses, $2.7 million various maintenance expenses, $2.7 million in credit card fees, $1.8 million in property taxes and $1.6 million in rent expense.

For the six months ended June 30, 2011, the increase in operating expenses was partially offset by a decrease of approximately $1.7 million related to a change in estimate of our remediation obligations with respect to the Albany, New York terminal (see Note 11 of Notes to Consolidated Financial Statements).

Interest Expense

Interest expense for the three months ended June 30, 2011 increased by $3.2 million, or 73%, to $7.6 million compared to $4.4 million for same period in 2010.  Interest expense for the six months ended June 30, 2011 increased by $7.1 million, or 84%, to $15.5 million compared to $8.4 million for the same period in 2010.  We attribute the increase primarily to additional borrowing costs as a result of our 2010 Acquisitions (see Note 10 of Notes to Consolidated Financial Statements) and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices.  In addition, the costs of borrowings under the credit agreement were increased in connection with the May and August 2010 amendments to the credit agreement.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital increased by $173.5 million to $619.4 million at June 30, 2011 compared to $445.9 million at December 31, 2010.

On February 8, 2011, we completed a public offering of 2,645,000 common units at a price of $27.60 per common unit.  Net proceeds were approximately $69.6 million, after deducting underwriting fees and offering expenses.  The Partnership used the net proceeds to reduce indebtedness outstanding under our credit agreement.

On February 14, 2011, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $9.7 million for the fourth quarter of 2010, and on May 13, 2011, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the first quarter of 2011.  On July 21, 2011, the board of directors of our general partner declared a quarterly cash distribution of $0.50 per unit for the period from April 1, 2011 through June 30, 2011 ($2.00 per unit on an annualized basis) to our common unitholders of record as of the close of business August 3, 2011. We expect to pay the cash distribution of approximately $11.0 million on August 12, 2011.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $1.5 million and $1.0 million in maintenance capital expenditures for the six months ended June 30, 2011 and 2010, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $2.9 million and $49.8 million in expansion capital expenditures for the six months ended June 30, 2011 and 2010, respectively.  Specifically, for the six months ended June 30, 2011, expansion capital expenditures included $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.7 million in costs related to our Albany, New York terminal,

$0.5 million in costs related to our Newburgh, New York facilities, $0.4 million in bio-fuel conversion costs at our Providence, Rhode Island terminal and $0.3 million in gas station equipment which are included in capital expenditures in the accompanying consolidated statements of cash flows.

Comparatively, for the six months ended June 30, 2010, expansion capital expenditures consisted of approximately $46.0 million in terminal acquisition costs related to the acquisition of the Warex Terminals (see Note 10 of Notes to Consolidated Financial Statements).  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in expenditures related to our Albany, New York terminal and rail ethanol expansion project, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $3.3 million in expenditures related to our Albany terminal include costs related to our program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the effort to convert two distillate storage tanks to gasoline.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash (used in) provided by operating activities	$(59,284)	$50,564
Net cash used in investing activities	$(3,475)	$(50,831)
Net cash provided by financing activities	$67,921	$3,876

Cash flow from operating activities generally reflects our net income, depreciation and amortization levels, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

Net cash used in operating activities was $59.3 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $50.6 million for the three six ended June 30, 2010, for a period-over-period increase in cash used in operating activities of $109.9 million.

During the six months ended June 30, 2011, we experienced increases in refined petroleum products prices and we funded additional working capital requirements due to our 2010 Acquisitions.  For the six months ended June 30, 2011, we had seasonal decreases in the carrying values of accounts receivable of $137.3 million and accounts payable of $121.6 million, reflecting the change in activity as we exit the heating season, and an increase in the carrying value of inventories of $48.9 million reflecting higher refined petroleum product prices for the first six months 2011 compared to the same period in 2010.  Comparatively, for the six months ended June 30, 2010, we had decreases in the carrying values of accounts receivable of $83.4 million, inventories of $22.6 million and accounts payable of $40.8 million.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, for the six months ended June 30, 2011, the contracts supporting our forward fixed price hedge program required margin payments of $7.4 million to the NYMEX due to market direction, compared to required margin payments of $16.7 million for the six months ended June 30, 2010.  The increase in cash used in operating activities also reflects the year-over-year decreases of $13.1 million decrease in net income and $18.3 million in trustee taxes payable, offset by an increase of $25.8 million in accrued expenses and other current liabilities.

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2011 and included $1.5 million in maintenance capital expenditures and $2.9 million in expansion capital expenditures consisting of $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.7 million in costs related to our Albany, New York terminal, $0.5 million in costs related to our Newburgh, New York facilities, $0.4 million in bio-fuel conversion costs at our Providence, Rhode Island terminal and $0.3 million in gas station equipment.  Net cash used in investing activities was offset by approximately $1.0 million in proceeds from the sale of property and equipment.

Comparatively, net cash used in investing activities was $50.8 million for the six months ended June 30, 2010 and included $1.0 million in maintenance capital expenditures and $49.8 million in expansion capital expenditures.  The $49.8 million included $46.0 million in terminal acquisition costs related to the Warex Terminals.  In addition, we had $3.8 million in expansion capital expenditures which consisted of $3.3 million in expenditures related to our Albany, New York terminal and rail ethanol expansion project, $0.4 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.1 million in other expansion capital expenditures.  The $3.3 million in expenditures related to our Albany terminal include costs related to our continuing program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the continuing effort to convert two distillate storage tanks to gasoline.

Net cash provided by financing activities was $67.9 million for the six months ended June 30, 2011 and primarily included $69.6 million in net proceeds from our February 2011 public offering of common units and $19.8 million in net borrowings on our credit facilities, offset by $20.7 million in cash distributions to our common and subordinated unitholders and our general partner and $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP.

Comparatively, net cash provided by financing activities was $3.9 million for the six months ended June 30, 2010 and included $84.6 million in net proceeds from our public offering, offset by net payments on our credit facilities of $65.4 million, $14.9 million in cash distributions to our common and subordinated unitholders and our general partner and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP.

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

During the period from May 14, 2010 through September 7, 2010, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.25%, (2) the cost of funds rate plus 3.00% to 3.25%, or (3) the base rate plus 2.00% to 2.25%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Combined Senior Secured Leverage Ratio (as defined in the credit agreement).  Commencing September 8, 2010, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depends upon the Combined Total Leverage Ratio (as defined in the credit agreement).  The average interest rates for the credit agreement were 4.0% and 4.1% for the three months ended June 30, 2011 and 2010, respectively, and 4.1% and 3.6% for the six months ended June 30, 2011 and 2010, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of June 30, 2011, we had total borrowings outstanding under the credit agreement of $806.5 million, including $205.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $183.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at June 30, 2011 and December 31, 2010 was $260.3 million and $252.6 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2011.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

On July 19, 2011, we entered into a second amendment to the credit agreement which amended the credit agreement and modified the following financial covenants as described below:

(i)                   The minimum Combined EBITDA (as defined in the credit amendment) as at the end of each fiscal quarter, other than the fiscal quarters ending September 30, 2011 and December 31, 2011 is required to not be less than $75 million for the four consecutive fiscal quarters most recently ended and not less than $70 million for the four consecutive fiscal quarters ending September 30, 2011 and December 31, 2011.

(ii)                The Combined Interest Coverage Ratio (as defined in the credit agreement) as at the end of any fiscal quarter is required to not be less than the ratio set forth below:

Fiscal Quarter Ending	Combined Interest Coverage Ratio
June 30, 2011	2.00:1.00
September 30, 2011 and December 31, 2011	1.65:1.00
March 31, 2012	1.75:1.00
June 30, 2012 and each fiscal quarter ending thereafter	2.00:1.00

(iii)             The Combined Senior Secured Leverage Ratio (as defined in the credit agreement) as at the end of any fiscal quarter is required to not be greater than the ratio set forth below:

Fiscal Quarter Ending	Combined Senior Secured Leverage Ratio
June 30, 2011	2.50:1.00
September 30, 2011 and December 31, 2011	3.00:1.00
March 31, 2012 and each fiscal quarter ending thereafter	2.75:1.00

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

The lending group under the credit agreement is comprised of the following institutions: Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Wells Fargo Bank, N.A.; Societe Generale; Standard Chartered Bank; RBS Citizens, National Association; BNP Paribas; Cooperative Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland” New York Branch; Sovereign Bank; Credit Agricole Corporate and Investment Bank; Keybank National Association; Toronto Dominion (New York); RB International Finance (USA) LLC (formerly known as RZB Finance LLC); Royal Bank of Canada; Raymond James Bank, FSB; Barclays Bank plc; Webster Bank National Association; Natixis, New York Branch; DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt Am Main; Branch Banking & Trust Company; and Sumitomo Mitsui Banking Corporation.

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

As of June 30, 2011, we had total borrowings outstanding under the credit agreement of $806.5 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $8.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

We executed two zero premium interest rate collars with major financial institutions.  Each collar is designated and accounted for as a cash flow hedge.  The first collar, which became effective on May 14, 2007 and expired on May 14, 2011, was used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings on the revolving credit facility.  Under the first collar, we capped our exposure at a maximum three-month LIBOR rate of 5.75% and established a minimum floor rate of 3.75%.  For the period from February 14, 2011 through May 14, 2011, the three-month LIBOR rate of 0.31% was lower than the floor rate.  As a result, we remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $850,000.

On September 29, 2008, we executed our second zero premium interest rate collar.  The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the respective financial institution the difference between the cap and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the respective financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of June 30, 2011, the one-month LIBOR rate of 0.19% was lower than the floor rate.  As a result, we will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $202,000.

In October 2009, we executed a forward starting swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.

In addition, on April 8, 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.

See Note 5 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products and blend stocks in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX and the Chicago Mercantile Exchange and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies.  Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit.  While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of refined petroleum products and blend stocks at any one point in time.

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

At June 30, 2011, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at June 30, 2011	Effect of 10% Price Increase	Effect of 10% Price Decrease
NYMEX contracts	$5,286	$(64,234)	$64,234
Swaps, options and other, net	185	(3,283)	408
	$5,471	$(67,517)	$64,642

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2011.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the spot market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our broker based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $36.1 million at June 30, 2011.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company (“Lyondell”) and certain of its affiliates brought an action against us to recover payments totaling approximately $6.0 million made to us by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law.  We believe that the payments were made by the affiliate in the ordinary course of both its and our business and as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments.  The litigation is in its early stages, and we believe it has meritorious defenses.  Therefore, no provision for losses has been recorded in connection with this matter.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended June 30, 2011:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
April 1 – April 30, 2011	—	—	—	—
May 1 – May 31, 2011	6,000	24.92	—	209,809
June 1 – June 30, 2011	—	—	—	—

(1)             On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the LTIP and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner.  We are authorized to acquire up to 445,000 of our common units in the aggregate, over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.

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

Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2011).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101	*	—

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the fiscal periods ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2011 and 2010, (iv) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2011 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 5, 2011		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2011		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

3.1		—

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).

10.1		—

Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2011).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101	*	—

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the fiscal periods ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2011 and 2010, (iv) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2011 and (v) Notes to Consolidated Financial Statements.

*                    Filed herewith.

†                      Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.