Form 10-K
period 2011-12-31
GLOBAL PARTNERS LP
filed 2012-03-12
CIK 1323468

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2011 was approximately $320,138,537 based on a price per common unit of $25.44, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 5, 2012, 27,430,563 common units were outstanding.

Forward-Looking Statements

        Some of the information contained in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "may," "believe," "should," "could," "expect," "anticipate," "plan," "intend," "estimate," "continue," "will likely result," or other similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate. Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions. The factors listed under "Risk Factors," as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them. You are cautioned not to place undue reliance on the forward-looking statements contained herein. The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

  •
  We may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution or maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

  •
  A significant decrease in demand for the products we sell in the areas served by our storage facilities and/or our retail gasoline business could reduce our ability to make distributions to our unitholders.

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

  •
  Changes to government usage mandates could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

  •
  Warmer weather conditions could adversely affect us.

  •
  Our risk management policies cannot eliminate all commodity risk. In addition, noncompliance with our risk management policies could result in significant financial losses.

  •
  Our results of operations are affected by the overall forward market for the products we sell.

  •
  Our business could be affected by a range of issues, such as energy conservation, competition, the global economic climate, movement of products between Europe and the U.S., weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

  •
  Increases and/or decreases in the prices of the products we sell adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

  •
  We are exposed to trade credit risk in the ordinary course of our business.

  •
  We are exposed to risk associated with our trade credit support in the ordinary course of our business.

  •
  The condition of credit markets may adversely affect us.

  •
  Our bank credit agreement contains operating and financial covenants as well as borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement and any future financing agreements could impact our access to bank loans and restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.

  •
  Adverse developments in the areas where we conduct our business could reduce our ability to make distributions to our unitholders.

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

 Items 1. and 2. Business and Properties.

Overview

        We are a publicly traded Delaware limited partnership formed in March 2005. As of December 31, 2011, we had five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, our wholly owned subsidiary. GMG conducts our end user business, including certain aspects of our retail gasoline business. Global Energy conducts portions of our natural gas operations. In addition, GLP Finance Corp. ("GLP Finance") is our wholly owned subsidiary. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. In January 2012, Alliance Retail LLC, a wholly owned subsidiary of GMG, was formed to hold certain property, plant and equipment to be acquired from Alliance Energy LLC (please read "—Recent Development—Acquisition of Alliance Energy LLC"). Our general partner manages our operations and activities and employs our officers and substantially all of our personnel.

        We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We are one of the largest wholesale distributors of gasoline (including blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We own and supply fuel to Mobil-branded retail gas stations in the New England states (except Connecticut) and also supply Mobil-branded fuel in those same states to independently-owned stations and to other Mobil distributors. On March 1, 2012, we acquired Alliance Energy LLC ("Alliance"), a gasoline distributor and operator of gasoline stations and convenience stores. Alliance's portfolio includes approximately 540 gasoline stations in New England, New York, New Jersey and Pennsylvania. Alliance owns or has long-term leases on approximately 253 sites and has supply contracts for the remaining stations. With the completion of the acquisition, we now have a portfolio of approximately 800 owned, leased or supplied gas stations, expanding our geographic footprint for such stations to include Connecticut, Maine, New Jersey, New York and Pennsylvania. In addition, while our existing stations are flying the Mobil flag, Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf. Please read "—Recent Development—Acquisition of Alliance Energy LLC") for additional information.

        We sold approximately $14.8 billion of refined petroleum products, renewable fuels and small amounts of natural gas and crude oil for the year ended December 31, 2011. In addition, we had other revenues of approximately $58.8 million, primarily from convenience store sales at our directly operated stores and gas station rental income. As of December 31, 2011, we owned, leased or maintained dedicated storage facilities at 23 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 22 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail and/or truck and that collectively have approximately 10.2 million barrels of storage capacity. Additionally, we have storage capacity at our Albany, New York terminal to store crude oil and at select locations to store renewable fuels. We also have throughput and exchange agreements at numerous bulk terminals and inland storage facilities. In addition, we have storage agreements at several of our terminals granting storage rights to third parties for which we receive a fee.

        We purchase our refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, major and independent oil companies and trading companies and sell these products in two reporting segments, Wholesale and Commercial. In 2011, our Wholesale sales accounted for approximately 92% of our total sales and our Commercial sales accounted for approximately 8%.

        As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, sales are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. Portions of our heating oil and residual oil are sold on a forward fixed price basis. In 2011, our volume in transportation fuels, which continues to represent a growing portion of our sales, exceeded our heating oil volumes. In the fourth quarter of 2011, we began buying mid-continental crude oil and transporting it by rail to our Albany, New York terminal for storage and subsequent sale in barge load quantities.

Recent Development—Acquisition of Alliance Energy LLC

        On March 1, 2012, we acquired from AE Holdings Corp. ("AE Holdings") 100% of the outstanding membership interests in Alliance, a gasoline distributor and operator of gasoline stations and convenience stores. In consideration, we issued to AE Holdings 5,850,000 common units representing limited partner interest in us and assumed long-term debt of Alliance, subject to post-closing adjustments, of approximately $180.0 million.

        In connection with the acquisition of Alliance, we incurred acquisition costs of $1.1 million for the year ended December 31, 2011 and expect to incur additional acquisition costs of approximately $5.0 million in 2012, for total estimated acquisition costs of approximately $6.1 million.

Business Strategies

        Our primary business objective is to increase distributable cash flow per unit by continuing to execute the following business strategies:

  •
  Expand Assets and Marketing Businesses Within and Beyond Our Northeast Market.  We pursue strategic and accretive acquisitions of terminal and other storage assets (accessible by water, pipeline, rail, truck or any combination of the foregoing) and marketing businesses of refined petroleum products including, without limitation, gasoline, other transportation fuels and heating oil, as well as renewable fuels, natural gas and crude oil, within our existing area of operations and in new geographic areas. We pursue strategic and accretive acquisitions of upstream or downstream assets and businesses and transportation assets and businesses related thereto, including, but not limited to, assets or businesses with (1) terminals, (2) retail gasoline assets and/or (3) marketing, transportation or other logistics assets. We assign value to the marketing opportunities associated with these assets and businesses. Because of our interest in purchasing marketing businesses as well as physical assets, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. In addition, we seek strategic relationships with companies that are looking to outsource their wholesale marketing business, as these opportunities allow us to leverage our strengths in marketing infrastructure and credit fundamentals. We currently have marketing arrangements with one major supplier of unbranded gasoline as well as two distillate suppliers in several northeastern states.

  •
  Pursue Organic Expansions and Improvements.  We focus on improved returns through terminal expansions, product expansions, such as renewable fuels, natural gas and crude oil, and operating efficiencies.

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

  •
  seeking secondary sources of repayment for trade credit, such as letters of credit or guarantees; and

  •
  not offering to extend credit as a marketing tool to attract customers.

    As a result of these practices, in each of the past five years, the amount of account receivables that we wrote off was insignificant as a percentage of sales.

  •
  Minimize Our Exposure to Commodity Price Volatility.  We actively manage our business to minimize commodity price exposure by using hedging techniques. We seek to maintain a position that is substantially hedged with respect to our inventories and our forward sales commitments.

Product and All Other Sales

  General

        We sell our refined petroleum products, renewable fuels and crude oil in two reporting segments, Wholesale and Commercial. The majority of the refined petroleum products we sell can be grouped into three categories: gasoline (including blendstocks such as ethanol and naphtha), distillates, and residual oil and crude oil. In 2011, gasoline, distillates, and residual oil and crude oil accounted for approximately 68%, 27% and 5%, respectively, of our total volume sold.

        Gasoline.    We sell grades of branded and unbranded gasoline, both on a wholesale and commercial basis, that comply with seasonal and geographical requirements in the areas in which we market. Gasoline blendstocks, such as ethanol, are also included in this product category. Gasoline sales accounted for approximately 68%, 60% and 51% of total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

        Distillates.    Distillates are divided into home heating oil, diesel and kerosene. In 2011, sales of home heating oil, diesel and kerosene accounted for approximately 61%, 37% and 2%, respectively, of our total volume of distillates sold. Distillate sales accounted for approximately 28%, 35% and 44% of total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

        We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2011, approximately 12% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®. In 2011, approximately 35% of the volume of diesel we sold to wholesale resellers was Diesel One®.

        Residual Oil and Crude Oil.    We are one of three primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications. Residual oil sales accounted for approximately 4%, 5% and 5% of total sales for the years ended December 31, 2011, 2010 and 2009, respectively. In the fourth quarter of 2011, we expanded our product offerings and began buying and selling mid-continental crude oil of which a de minimis amount of sales was included in this product category.

        We had one customer, ExxonMobil, who accounted for approximately 19%, 19% and 22% of our total sales for the years ended December 31, 2011, 2010 and 2009, respectively.

  Wholesale

        In the Wholesale segment, we sell gasoline (including blendstocks such as ethanol and naphtha) and diesel to branded and unbranded retail gasoline stations and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. We also sell crude oil to refiners. In 2011, a de minimis amount of crude oil sales was included in this segment. In 2011, this segment accounted for approximately 92% of our total volume sold. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that we own or control or with which we have throughput or exchange agreements. Please read "—Storage."

        In 2011, we sold unbranded and Mobil-branded gasoline and diesel, including Diesel One®, to approximately 1,110 wholesalers and retail gasoline station operators.

        We have marketing arrangements with one major supplier of unbranded gasoline as well as two distillate suppliers in several northeastern states.

        In 2011, we sold home heating oil, including Heating Oil Plus™, to more than 1,015 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2011, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2011, we sold residual oil to 17 wholesale distributors. Our Wholesale residual oil sales were accomplished through forward fixed price contracts or by using market-related prices, either posted prices or indexed prices, to reflect current market conditions.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and a small amount of natural gas. In the case of commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes sales of Mobil-branded gasoline to end users at our directly operated gas stations. This segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity. In 2011, this segment accounted for approximately 8% of our total volume sold.

        Our commercial end user customers include Mobil-branded gasoline customers at our directly operated gasoline stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. Unlike our Wholesale segment, in our Commercial segment, we generally arrange the delivery of the product to the customer's designated location. We typically hire third-party common carriers to deliver the product. Please read "—Storage."

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2011, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire, New York and Rhode Island. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

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

        Our commercial customers also include cruise ships, dry and wet bulk carriers, fishing fleets and other marine vessels. We blend distillates and residual oil to the customers' specifications at the terminal facility or on the barge and then deliver the resulting bunker fuel directly to the ship or barge.

        Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  All Other

        Our non-petroleum product sales primarily include convenience store, car wash and other ancillary sales at our directly operated stores and rental income from our dealer leased retail gas stations.

Supply

        Our products come from some of the major energy companies in the world. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2011, we purchased an average of approximately 340,000 barrels per day of refined petroleum products and renewable fuels from approximately 150 suppliers. In 2011, our top ten suppliers accounted for approximately 66% of our product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management." We obtain our convenience store inventory from traditional suppliers.

Commodity Risk Management

        Since we take title to the refined petroleum products, renewable fuels and crude oil that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, renewable fuels and crude oil. We endeavor to minimize commodity risk in connection with our daily operations. Generally, as we purchase and/or store these products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot prices, fixed prices or indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues, for example, associated with inclement weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of these products at any point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

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

        With respect to the pricing of commodities, we utilize futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We generally utilize regulated exchanges, including the NYMEX, the Chicago Mercantile Exchange ("CME") and the IntercontinentalExchange ("ICE"), which are regulated exchanges for the commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than make or receive physical deliveries. We may also enter into derivative agreements which may not have a correlated exchange contract with counterparties that we believe have a strong credit profile in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and prevent all violations of such trading processes and procedures, particularly if deception or other intentional misconduct is involved.

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. As of December 31, 2011, we owned, leased or maintained dedicated storage facilities at 23 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 22 located throughout the Northeast that collectively have approximately 10.2 million barrels of storage capacity. We also have throughput and exchange agreements at numerous bulk terminals and inland storage facilities. In addition, we have storage agreements at several of our terminals granting storage rights to third parties for which we receive a fee.

        The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use exclusively to store distillates, are supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, barge, rail and/or pipeline.

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

Competition

        We encounter varying degrees of competition based on product and geographic locations. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We are one of three primary residual oil marketers in the Northeast. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our Mobil-branded retail gas stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Environmental

  General

        Our business of supplying refined petroleum products, renewable fuels and crude oil involves a number of activities that are subject to extensive and stringent environmental laws. As part of our business, we own and operate various petroleum storage and distribution facilities and gas stations and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and gas stations and our business generally.

        Our operations also utilize a number of petroleum storage facilities and distribution facilities and gas stations that we do not own or operate, but at which refined petroleum products, renewable fuels and crude oil are stored. We utilize these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

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

        The Oil Pollution Act of 1990 ("OPA") addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil at our terminals, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA. States in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in substantial compliance with regulations pursuant to OPA and similar state laws.

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

  Water Discharges

        The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, renewable fuels and crude oil, into navigable waters. This law and comparable state laws require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. EPA regulations also require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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

        Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined petroleum products, renewable fuels and crude oil that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas ("GHG") emissions from various sources in the United States. Congress may enact legislation to reduce GHG emissions in the United States, but no such legislation has been passed. Such or similar federal legislation may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. In December of 2009, the EPA issued a final rule declaring that six GHGs, including carbon dioxide and methane, "endanger both the public health and the public welfare of current and future generations." The issuance of this "endangerment finding" allowed the EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. In May 2010, the EPA issued a final "tailoring rule" that would regulate GHG emissions from large stationary sources such as power plants or industrial facilities. In addition, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. In December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries. Under that agreement, the EPA intended to propose standards for refineries in December 2011. However, on November 21, 2011, the EPA announced that it will not meet a December 15, 2011 deadline to issue new regulations under the Clean Air Act limiting GHG emissions from oil refineries. The EPA says it needs more time to prepare new source performance standards and is in negotiations to set a new deadline.

        Numerous states, including many where we have operations, have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. A regional cap and trade program, referred to as the Regional Greenhouse Gas Initiative, began January 1, 2009, and is designed to stabilize and reduce GHG emissions from fossil fuel-fired power plants in many northeastern and mid-atlantic states. New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

        Under Subpart MM of the Mandatory Greenhouse Gas Reporting Rule ("MRR"), importers of petroleum products, including distillates, must report the GHG emissions that would result from the complete combustion of all imported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide per year. At this time, we believe that we are subject to Subpart MM because of the volume of petroleum products we typically import. We do not believe that compliance with the MRR will substantially impact our operations. However, any change in regulations based on GHG emissions reported in compliance with MRR may limit our ability to import petroleum products or increase our costs to import such products.

  Convenience Store Regulations

        Our convenience store operations are subject to extensive governmental laws and regulations that include, but are not limited to, legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility, as well as sanitation, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. In June 2009, Congress gave the Food and Drug Administration ("FDA") broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"). Under the FSPTCA, the FDA has passed regulations that, among other things, prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos. Governmental actions and regulations, such as these, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our results of operations.

  Ethanol Market

        The market for ethanol is dependent on several economic incentives to use ethanol, including federal tax incentives, ethanol use mandates and oxygenate blending requirements. For instance, the Renewable Fuels Standard ("RFS") requires that a certain amount of renewable fuels be utilized in the United States each year. Additionally, the EPA imposes oxygenate blending requirements for reformulated gasoline. The market for ethanol also has been affected by the Volumetric Ethanol Excise Tax Credit ("blender's credit"), which provided a volumetric tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol. The blender's credit expired on December 31, 2011. It is not possible at this time to predict whether or to what extent Congress will reinstate the blender's credit. A reduction or waiver of the RFS mandate or the oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which could result in reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

        Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. According to EPA estimates, flex-fuel vehicles make up only a small percentage of vehicles on the nation's roads and there are only about 2,000 E85 pumps in the U.S. The USDA is providing financial assistance to help implement more "blender pumps" in the U.S. in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $20,000 each, so it may take time before they become widely available in the retail gasoline market.

  Environmental Insurance

        We maintain insurance which may cover, in whole or in part, certain costs relating to the clean up of releases of refined petroleum products, renewable fuels, blendstocks and crude oil. We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent. These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

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

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employed 264 full-time employees as of December 31, 2011. We believe we have good relations with our employees.

        Certain of the employees assigned to our terminal in Chelsea, Massachusetts are employed under collective bargaining agreements that expire in 2014. Certain of Global Petroleum Corp.'s employees at the Revere, Massachusetts facility are also employed under a collective bargaining agreement that expires in 2014. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in 2013 (with respect to Albany and Newburgh) and 2014 (with respect to Glenwood Landing and Inwood). Certain of the employees assigned to our terminal in Oyster Bay (Commander), New York are employed under a collective bargaining agreement that expires in 2014. In May 2011, certain of the employees assigned to our terminal in Chelsea, Massachusetts elected to join the incumbent union representing other employees at this terminal. We are negotiating a collective bargaining agreement with respect to these employees. We do not believe the result of these negotiations will have a material adverse effect on our operations. In December, 2011, certain of the employees assigned to certain of our terminals in Newburgh, New York elected to join the incumbent union representing certain employees at our Glenwood Landing, Inwood and Oyster Bay, New York terminals. We are negotiating a collective bargaining agreement with respect to these employees. We do not believe the result of these negotiations will have a material adverse effect on our operations.

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

        We may not have sufficient available cash each quarter to pay the minimum quarterly distribution or maintain distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

  •
  competition from other companies that sell refined petroleum products, renewable fuels, natural gas and crude oil;

  •
  demand for refined petroleum products, renewable fuels, natural gas and crude oil in the markets we serve;

  •
  absolute price levels, as well as the volatility of prices, of refined petroleum products, renewable fuels, natural gas and crude oil in both the spot and futures markets;

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

  •
  the restrictions contained in our credit agreement, including financial covenants, borrowing base limitations and advance rates;

  •
  our debt service requirements;

  •
  the cost of acquisitions;

  •
  fluctuations in our working capital needs;

  •
  our ability to borrow under our credit agreement to make distributions to our unitholders; and

  •
  the amount of cash reserves established by our general partner.

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

We may not be able to fully implement or capitalize upon planned growth projects.

        We have a number of organic growth projects that require the expenditure of significant amounts of capital. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties that will be beyond our control. As these projects are undertaken, required approvals may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects will not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

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

Our financial results are seasonal and generally lower in the second and third quarters of the calendar year.

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

A significant decrease in demand for refined petroleum products, renewable fuels and crude oil in the areas we serve would reduce our ability to make distributions to our unitholders.

        A significant decrease in demand for refined petroleum products, renewable fuels and crude oil in the areas that we serve could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, renewable fuels and crude oil include:

  •
  lower demand for refined petroleum products, including gasoline, home heating oil and residual oil, as well as for renewable fuels and crude oil, as a result of recession or other adverse economic conditions or due to high prices caused by an increase in the market price of refined petroleum products, renewable fuels and crude oil or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, renewable fuels and crude oil;

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

Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates as well as access to trade credit.

        Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels and crude oil, pricing volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to refined petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.

        When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations. Lastly, higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.

        In addition, when prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase products we sell from the customer at the then lower retail market price.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2011, our total debt outstanding under our credit agreement was approximately $793.9 million. We have the ability to incur debt, including the capacity to borrow up to $1.4 billion under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

        In the recent past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding.

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

        Due to these factors, we cannot be certain that funding will be available if needed and to the extent required or requested on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to maintain our business as currently conducted, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our credit agreement contains operating and financial covenants that may restrict our business and financing activities.

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

The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity prices, interest rate and other risks associated with our business.

        The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the "CFTC"), the SEC and other regulators to promulgate rules and regulations implementing the legislation. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or derivative instruments would be exempt from these position limits. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with certain derivative activities, although the application of those provisions is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

        The legislation and any new regulations could significantly increase the cost of some derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of some derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of adverse market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

        While our hedging policies are designed to minimize commodity risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate our sales from inventory, we may be unhedged for the amount of the overestimate or underestimate. Also, significant increases in the costs of the products we sell can materially increase our costs to carry inventory. We use our credit facility as our primary source of financing to carry inventory and may be limited on the amounts we can borrow to carry inventory.

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

        Additionally, our access to trade credit support could diminish and/or become more expensive. Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by fluctuations in refined petroleum product and renewable fuel prices or disruptions in the credit markets or for any other reason.

We are exposed to performance risk in our supply chain.

        We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, renewable fuels and crude oil for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, renewable fuels and crude oil from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

New technologies and alternative fuel sources as well as higher prices could reduce demand for our gasoline products.

        Technological advances and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations which promote the use of alternative fuel sources. A reduction in demand for our gasoline products could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Some of our residual oil volumes and heating oil volumes are subject to customers switching or converting to natural gas which could result in loss of customers and less demand for our products, which in turn could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        Our residual oil and heating oil businesses compete for customers with suppliers of natural gas. End users who are dual-fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas. Residual users of home heating oil may also convert to natural gas. Such switching or conversions could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. We could face additional competition from alternative energy sources, such as natural gas, as a result of government-mandated controls or regulation promoting the use of cleaner fuels. Residual oil consumption has steadily declined over the last three decades.

Erosion of the Mobil brand could have an adverse impact on our sales of Mobil-branded gasoline.

        We believe that the success of our acquisition of retail gas stations and supply rights from ExxonMobil in 2010 may be dependent, in part, upon the continuing favorable reputation of the Mobil brand. Erosion of the value of the Mobil brand could have a negative impact on our gasoline sales, which in turn may cause our acquisition to be less profitable.

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.

        Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA's regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.

We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.

        Where releases of refined petroleum products, renewable fuels and crude oil have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state (with respect to gas stations) and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

        Our retail gasoline and convenience store operations are characterized by a high volume of customer traffic and by transactions involving an array of products. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury or products liability and other legal actions in the ordinary course of our retail gasoline and convenience store business. Any such action could adversely affect our financial condition and results of operations. Additionally, we are occasionally exposed to industry-wide or class action claims arising from the products we carry or industry-specific business practices. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash available for distributions.

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

We face intense competition in our purchasing, terminalling, transporting and storage activities. Competition from other providers of refined petroleum products, renewable fuels, crude oil and natural gas that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

        We are subject to competition from other refined petroleum product distributors and suppliers of renewable fuels, crude oil and natural gas that may be able to supply our customers with the same or comparable products and terminalling, transporting and storage services on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. Some of these competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, renewable fuels, natural gas and crude oil than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including, but not limited to, price competition and the availability of alternative and less expensive fuels.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. We lease the entirety of two bulk terminals that we operate exclusively for our business and maintain dedicated storage facilities at another seven bulk terminals. The agreements governing these arrangements are subject to expiration at various dates through 2019. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for a terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. (which entity is owned by Alfred A. Slifka and Richard Slifka). As of December 31, 2011, this facility accounted for approximately 21% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2014. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

        Most of our arrangements with our customers are for a single season or on a spot basis. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum product, renewable fuel and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

Due to our lack of asset and geographic diversification, adverse developments in the terminals we use or in our operating areas would reduce our ability to make distributions to our unitholders.

        We rely primarily on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, the majority of our assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, renewable fuels and crude oil, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

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

        The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and redelivery of refined petroleum products, renewable fuels and crude oil are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities.

        In addition, our operations could be adversely affected if shippers of refined petroleum products, renewable fuels and crude oil incur additional costs or liabilities associated with environmental regulations. These shippers could increase their charges to us or discontinue service altogether.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of greenhouse gases, might adversely affect our products and activities, including the storage of refined petroleum products, renewable fuels and crude oil, as well as waste management and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit carbon dioxide emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

Increased regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for refined petroleum products as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

        Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the Clean Air Act. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases, and Congress considered various proposals to reduce GHG emissions. Many states and regions have adopted GHG initiatives. Please read "Item 1. Business—Environmental—Air Emissions."

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

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products renewable fuels we purchase, store, transport and sell.

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

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. We incurred costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products. Additional security measures could also restrict our ability to distribute refined petroleum products, renewable fuels and crude oil. Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

We depend on key personnel for the success of our business.

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

        Certain executive officers of our general partner perform services for certain of our affiliates pursuant to shared services agreements. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and Alliance Energy LLC."

We depend on unionized labor for the operation of certain of our terminals and at the facility in Revere, Massachusetts which is controlled and operated by one of our affiliates. Any work stoppages or labor disturbances at these facilities could disrupt our business.

        Any work stoppages or labor disturbances by our unionized labor force at our facilities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, employees who are not currently represented by labor unions may seek representation in the future, and any renegotiation of collective bargaining agreements may result in terms that are less favorable to us.

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

        As of March 5, 2012, affiliates of our general partner, including directors and executive officers of our general partner, owned 41.5% of our common units and our 0.83% general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units voting is required to remove our general partner. As of March 5, 2012, affiliates of our general partner, including directors and executive officers of our general partner, own 41.5% of our common units.

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

        As of March 5, 2012, we had 27,430,563 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them. Pursuant to the Registration Rights Agreement, AE Holdings has registration rights with respect to units issued in connection with the Alliance acquisition.

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

Cost reimbursements due to our general partner and its affiliates will reduce cash available for distribution to our unitholders.

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

        Mr. Alfred A. Slifka, Mr. Richard Slifka and their affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition Mr. Eric Slifka's employment contains noncompetition provisions. These agreements do not prohibit Messrs. Alfred A. Slifka, Richard Slifka, Eric Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and—Business Opportunity Agreement."

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

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the "qualifying income" exception for us to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. Although the legislation considered would not appear to affect our tax treatment as a partnership, we are unable to predict whether similar changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        We conduct all or a portion of our operations of our end-user business through a subsidiary that is organized as a corporation. In addition, prior to the acquisition of Alliance, the corporation, acting through Alliance as its management agent, engaged in the retail sale of gasoline and operated convenience stores with respect to certain of the stations we acquired from ExxonMobil and collected rents on personal property leased to dealers at other stations we acquired from ExxonMobil. Upon the completion of the Alliance acquisition, the corporation engages in the retail sale of gasoline and/or operates convenience stores with respect to certain of the stations we acquired from ExxonMobil and Alliance and collects rents on personal property leased to dealers and commissioned agents at other stations we acquired from ExxonMobil and Alliance. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary is subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which could result in us filing two tax returns for one calendar year. However, pursuant to an IRS relief procedure, the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes but instead, we would be treated as a new partnership for federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

        In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2011, we conducted business in 27 states, some of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other states or non-U.S. countries in the future. It is the unitholder's responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

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

  Environmental

        In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil, we assumed certain environmental liabilities, including ongoing environmental remediation at approximately 70 of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million. At December 31, 2011, this liability had a remaining balance of approximately $28.2 million.

        In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York from Warex Terminals Corporation, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million, which was recorded as a long-term liability at December 31, 2011.

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million. At December 31, 2011, this liability had a remaining balance of approximately $404,000.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million. In June 2008, we submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. We responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, we changed our estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. In July 2009, NYDEC approved the remedial action work plan, and we signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. The remedial action work has been implemented pursuant to the approved work plan, and the post-remediation stage of operation, monitoring and maintenance has commenced and is ongoing. As a result, we changed our estimate and reduced the environmental liability by $1.7 million during the second quarter ended June 30, 2011. At December 31, 2011, this liability had a remaining balance of approximately $172,000.

        For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        In December 2011, certain of the employees assigned to certain of our terminals in Newburgh, New York elected to join the incumbent union representing certain employees at our Glenwood Landing, Inwood and Oyster Bay, New York terminals. We are negotiating a collective bargaining agreement with respect to these employees and do not believe the result of these negotiations will have a material adverse effect on our operations.

        We received from the EPA, by letter dated November 2, 2011, a reporting requirement and testing order (the "Request for Information") for information under the Clean Air Act. The Request for Information is part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt. We are complying with the Request for Information. We do not believe that a violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

        On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516 S. The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance's purchase of gas stations from ExxonMobil in February 2011 (the "Initial Connecticut Litigation"). Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America ("GASDA") and Michael J. Fox, the Executive Director of GASDA. The complaint alleges, among other things, failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute. The litigation is in its early stages, and we believe it has meritorious defenses. On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC. The complaint was filed by five of the six dealers as in the Initial Connecticut Litigation and was filed in connection with Alliance's acquisition by the Partnership. The complaint alleges failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute. Alliance believes that it has meritorious defenses to the second complaint and intends to vigorously defend both lawsuits.

        In May 2011, certain of the employees assigned to our terminal in Chelsea, Massachusetts elected to join the incumbent union representing other employees at this terminal. We are negotiating a collective bargaining agreement with respect to these employees and do not believe the result of these negotiations will have a material adverse effect on our operations.

        In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company ("Lyondell") and certain of its affiliates brought an action against us to recover payments totaling approximately $6.0 million made to us by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law. The lawsuit was vigorously defended on the grounds that payments were made by the bankruptcy debtor in the ordinary course of both its and our business and/or as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments. While we believe that we would have prevailed in this lawsuit, the lawsuit was settled in January 2012 by us making a payment to the litigation trust of $135,000.

        On February 24, 2010, the Office of the Attorney General for the State of Maine (the "Maine Attorney General") issued a subpoena to Alliance in connection with an investigation of retail motor fuel pricing. The subpoena requests a variety of information regarding Alliance's gasoline purchases and sales within the State of Maine between January 2008 and March 2010. In August 2010, Alliance provided responsive materials to the Maine Attorney General. While we cannot predict the outcome of the investigation, we do not expect that the outcome will have a material adverse effect on our operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 5, 2012 was $22.45. At the close of business on March 5, 2012, based upon information received from our transfer agent and brokers and nominees, we had 10,189 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit(a)
	High	Low
2011
Fourth Quarter	$22.71	$14.73	$0.5000	(b)
Third Quarter	27.20	16.76	0.5000
Second Quarter	28.08	21.90	0.5000
First Quarter	29.98	24.19	0.5000
2010
Fourth Quarter	$27.79	$24.81	$0.5000
Third Quarter	25.42	21.27	0.4950
Second Quarter	23.10	18.00	0.4875
First Quarter	26.60	21.10	0.4875

(a)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

(b)
The cash distribution for this quarter was paid on February 14, 2012 to unitholders of record on February 3, 2012.

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

        We will make distributions of available cash from distributable cash flow for any quarter in the following manner: 99.17% to the common unitholders, pro rata, and 0.83% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the general partner based on the percentages as provided below.

        As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	99.17%	0.83%
First Target Distribution	$0.4625	99.17%	0.83%
Second Target Distribution	above $0.4625 up to $0.5375	86.17%	13.83%
Third Target Distribution	above $0.5375 up to $0.6625	76.17%	23.83%
Thereafter	above $0.6625	51.17%	48.83%

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table."

Recent Sales of Unregistered Securities

        On February 16, 2011, based upon satisfying certain distribution and performance tests provided in our partnership agreement, all 5,642,424 subordinated units converted to common units.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the quarter ended December 31, 2011.

Item 6.    Selected Financial Data.

        The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

        This table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non-GAAP financial measures which we use in our business. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States ("GAAP"). We explain these measures and present reconciliations to their most directly comparable financial measures calculated in accordance with GAAP in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators."

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$14,835.7	$7,801.5	$5,818.4	$9,019.1	$6,757.8
Cost of sales	14,626.1	7,634.8	5,668.6	8,899.3	6,630.8

Gross profit	209.6	166.7	149.8	119.8	127.0
Selling, general and administrative expenses	78.6	66.1	61.0	42.1	45.5
Operating expenses	73.6	47.8	35.0	31.8	27.7
Restructuring charges	2.0	—	—	—	—
Amortization expense	4.8	3.5	3.0	2.9	2.3

Total operating costs and expenses	159.0	117.4	99.0	76.8	75.5

Operating income	50.6	49.3	50.8	43.0	51.5
Interest expense	(31.2)	(22.3)	(15.2)	(20.8)	(17.4)
Gain on sale of investment (1)	—	—	—	—	14.1

Income before income tax expense	19.4	27.0	35.6	22.2	48.2
Income tax expense	—	—	(1.5)	(1.1)	(1.2)

Net Income	19.4	27.0	34.1	21.1	47.0
Less: General partner's interest in net income	(0.7)	(0.6)	(0.8)	(0.6)	(1.0)

Limited partners' interest in net income	$18.7	$26.4	$33.3	$20.5	$46.0

Basic net income per limited partner unit (2)	$0.88	$1.61	$2.56	$1.57	$2.38

Diluted net income per limited partner unit (2)	$0.87	$1.59	$2.51	$1.57	$2.38

Basic weighted average limited partner' units outstanding	21.3	16.3	13.0	13.1	12.4

Diluted weighted average limited partner' units outstanding	21.5	16.6	13.3	13.1	12.4

Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(17.4)	$(87.2)	$(61.1)	$99.2	$(115.0)
Investment activities	(13.4)	(263.0)	(9.1)	(11.5)	(136.5)
Financing activities	32.7	351.9	69.9	(88.9)	249.7
Other Financial Data:
EBITDA (3)	$85.7	$72.4	$66.7	$58.1	$75.2
Adjusted EBITDA (3)	85.7	72.4	66.7	58.1	61.1
Distributable cash flow (4)	46.7	46.0	45.4	34.1	38.6
Capital expenditures—maintenance and expansion (5)	16.0	14.7	9.1	11.5	13.7
Capital expenditures—acquisitions (5)	—	248.4	—	—	138.0
Cash distributions per limited partner unit (6)	2.00	1.96	1.95	1.95	1.87
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,630	5,630	5,630
Actual heating degree days	5,137	5,049	5,656	5,426	5,656
Variance from normal heating degree days	(9% )	(10% )	1%	(4% )	1%
Variance from prior year actual degree days	2%	(11% )	4%	(4% )	13%
Total gallons sold (in millions)	5,217	3,650	3,404	3,550	3,288
Variance in volume sold from prior year	43%	7%	(4% )	8%	32%
Balance Sheet Data (at period end):
Cash and cash equivalents	$4.3	$2.4	$0.6	$0.9	$2.1
Property and equipment, net	408.8	422.7	159.3	162.0	161.7
Total assets	1,868.9	1,672.3	1,052.7	889.3	1,159.2
Total current liabilities	771.1	751.7	567.6	494.7	789.9
Long-term debt	731.1	593.5	312.1	225.3	190.2
Total debt	793.9	786.7	533.8	433.5	496.2
Total liabilities	1,553.6	1,395.5	895.3	745.8	998.9
Partners' equity	315.3	276.8	157.4	143.5	160.3

(1)
We sold our investment in NYMEX Holdings, Inc. along with our NYMEX seats for approximately $15.3 million and realized a gain of approximately $14.1 million for the year ended December 31, 2007.

(2)
See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income per limited partner unit calculation.

(3)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted EBITDA are non-GAAP financial measures which are discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to their most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Adjusted EBITDA is EBITDA less the $14.1 million gain we realized on the sale of our investment in NYMEX Holdings, Inc. along with our NYMEX seats for the year ended December 31, 2007.

(4)
Distributable cash flow is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Overview

  General

        We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We are one of the largest wholesale distributors of gasoline (including blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We own and supply fuel to Mobil-branded retail gas stations in the New England states (except Connecticut) and also supply Mobil-branded fuel in those same states to independently-owned stations and to other Mobil distributors. On March 1, 2012, we acquired Alliance, a gasoline distributor and operator of gasoline stations and convenience stores. Alliance's portfolio includes approximately 540 gasoline stations in New England, New York, New Jersey and Pennsylvania. Alliance owns or has long-term leases on approximately 253 sites and has supply contracts for the remaining stations. With the completion of the acquisition, we now have a portfolio of approximately 800 owned, leased or supplied gas stations, expanding our geographic footprint for such stations to include Connecticut, Maine, New Jersey, New York and Pennsylvania. In addition, while our existing stations are flying the Mobil flag, Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf. Please read Part I, Item 1. "Business—Recent Development—Acquisition of Alliance Energy LLC, for additional information.

        We sold approximately $14.8 billion of refined petroleum products, renewable fuels and small amounts of natural gas and crude oil for the year ended December 31, 2011. In addition, we had other revenues of approximately $58.8 million, primarily from convenience store sales at our directly operated stores and gas station rental income. As of December 31, 2011, we owned, leased or maintained dedicated storage facilities at 23 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 22 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail and/or truck and that collectively have approximately 10.2 million barrels of storage capacity. Additionally, we have storage capacity at our Albany, New York terminal to store crude oil and at select locations to store renewable fuels. We also have throughput and exchange agreements at numerous bulk terminals and inland storage facilities. In addition, we have storage agreements at several of our terminals granting storage rights to third parties for which we receive a fee.

        We purchase our refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, major and independent oil companies and trading companies and sell these products in two reporting segments, Wholesale and Commercial. Like most independent marketers, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge our commodity risk inherent in buying and selling commodities. Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations. We earn a margin by selling the product for physical delivery to third parties.

  Products and Operational Structure

        Our products primarily include gasoline, distillates, residual oil, renewable fuels, natural gas and crude oil. We sell gasoline to branded and unbranded retail gasoline stations and other resellers of transportation fuels. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings. We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes. In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets. We sell our natural gas to end users and crude oil to refiners. We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

        Our business is divided into the following segments:

  •
  Wholesale.  This reportable segment includes sales of gasoline (including blendstocks such as ethanol and naphtha) and diesel to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. We also sell crude oil to refiners. In 2011, a de minimis amount of crude oil sales was included in this segment.

  •
  Commercial.  This reportable segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and a small amount of natural gas. In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms. Our commercial segment also includes sales of Mobil-branded gasoline to end users at our directly operated gas stations. This segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.

  •
  All Other.  All other includes convenience store, car wash and other ancillary sales at our directly operated stores and rental income from our dealer leased retail gas stations. Our convenience store and rental income sales individually and in the aggregate are not material to our consolidated results and, therefore, are aggregated into an "All Other" segment for disclosure purposes.

        Our business is substantially comprised of purchasing, storing, terminalling, transporting and selling refined petroleum products, renewable fuels and crude oil. In a contango market (when product prices for future deliveries are higher than for current deliveries), we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In a backward market (when product prices for future deliveries are lower than current deliveries), inventories can depreciate in value and hedging costs are more expensive. For this reason, we attempt to reduce our inventories in order to minimize these effects. See Part I, Item 1A, "Risk Factors—Risks Related to Our Business," for additional information related to commodity risk.

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short term and in the long term. Our results of operations and financial condition depend, in part, upon the following:

  •
  Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates as well as access to trade credit.    Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for these products, pricing volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to refined petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, we attempt to reduce our inventories in order to minimize these effects. When prices the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations. Lastly, higher prices for , the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. In addition, when prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower retail market price.

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

  •
  Our financial results are seasonal and generally lower in the second and third quarters of the calendar year.    Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third quarters. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to maintain current levels of distributions to our unitholders.

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

  •
  Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.    Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA's regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.

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

        The following is a summary of the Acquisition and certain matters relating to our operation of the acquired assets and rights as of the effective date of the Acquisition. Information regarding results and operations of the Sites (as defined below) prior to the Acquisition, including rents, real estate taxes, sales and salaries and benefits, is based on available information, including certain information provided by the seller.

        Assets Acquired and Liabilities Assumed—The Acquisition included the purchase of the following assets from ExxonMobil:

  •
  148 stations leased to and operated by dealers (the "Dealer Leased Sites"). 130 of the Dealer Leased Sites were located in Massachusetts, 9 were located in Rhode Island and 9 were located in New Hampshire. 124 of the Dealer Leased Sites were owned by us. 24 of the Dealer Leased Sites were leased by us pursuant to existing lease agreements with third-party landlords assigned to and assumed by us and subleased by dealers.

    Assuming we exercise available renewal terms, the leases with third-party landlords for the 24 Dealer Leased Sites leased by us expire between 2012 and 2033, with an average remaining lease term of approximately 12 years. The rent paid in 2009 for the 24 leased Dealer Leased Sites was approximately $1.6 million and approximately $360,000 was paid for real estate taxes. The real estate taxes paid in 2009 for the 124 owned Dealer Leased Sites was approximately $2.0 million. Subject to applicable rent increases under the terms of the leases for the 24 leased Dealer Leased Sites, and any real estate tax increases imposed by applicable taxing authority, we expect to incur comparable rent and real estate tax expenses in connection with the future operation of the Dealer Leased Sites.

    Each of the Dealer Leased Sites were leased or subleased, as applicable, to and operated by dealers pursuant to existing franchise agreements assigned to and assumed by us. The franchise agreements for the Dealer Leased Sites are generally for three-year terms with varying expiration dates and contain renewal terms pursuant to and governed by applicable federal laws. In 2009, the rents paid by dealers for the 148 Dealer Leased Sites were approximately $16.8 million. Subject to rent increases under the terms of the franchise agreements for the 148 Dealer Leased Sites, and any changes in rent contained in any renewal franchise agreements executed for the 148 Dealer Leased Sites, we expect to receive similar rents in connection with the future operation of the Dealer Leased Sites.

    From the Dealer Leased Sites, we receive revenues pursuant to the terms of the franchise agreements from (a) rent paid by the dealers, and (b) the wholesale supply of Mobil-branded gasoline and diesel fuel to the Dealer Leased Sites. All revenues at the Dealer Leased Sites relating to (a) the sale of Mobil-branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the account of the dealer who leases and operates the location. All station-level employees of each Dealer Leased Site are employees of the dealer who leases and operates the location.

  •
  42 stations directly operated by Alliance as discussed below (the "Company Operated Sites" and, together with the Dealer Leased Sites, the "Acquired Sites"). Simultaneously with the Acquisition, the Company Operated Sites were transferred by us to GMG, our wholly owned subsidiary. 27 of the Company Operated Sites were located in Massachusetts, 6 were located in Rhode Island and 9 were located in New Hampshire. 28 of the Company Operated Sites were owned by GMG. 14 of the Company Operated Sites were leased by GMG pursuant to existing lease agreements with third-party landlords assigned to and assumed by GMG.

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

    All of the Company Operated Sites have convenience stores ranging in size from 900 to 3,900 square feet, 38 of which were operated under the On the Run flag (see "—Management Agreements"). 36 of the Company Operated Sites were open 24 hours per day. All of the Company Operated Sites were licensed lottery agents in their respective states. The 9 Company Operated Sites in New Hampshire were licensed to sell beer and wine. 20 of the Company Operated Sites have car washes on site. The Company Operated Sites averaged convenience store sales in 2009 of approximately $1.0 million per site.

    From the Company Operated Sites, we receive revenues from (a) the wholesale supply of Mobil-branded gasoline and diesel fuel to the Company Operated Sites, (b) the sale of Mobil-branded gasoline and diesel fuel to retail end-users, and (c) convenience store, car wash and other ancillary sales. All station-level employees of a Company Operated Sites are employees of GMG's management agent, as discussed below.

  •
  The right to supply Mobil-branded fuel to an additional 31 stations that were owned and operated by independent dealers (the "Dealer Owned Sites" and, together with the Acquired Sites, the "Sites"). Each of the Dealer Owned Sites was supplied fuel pursuant to an existing supply agreement assigned to and assumed by us. 22 of the Dealer Owned Sites were located in Massachusetts, 7 were located in Rhode Island and 2 were located in New Hampshire. The supply agreements for the Dealer Owned Sites expire between 2011 and 2015, and we intend to pursue renewals of these agreements as they mature.

    From the Dealer Owned Sites, we receive revenues from the wholesale supply of Mobil-branded gasoline and diesel fuel to the Dealer Owned Sites. All revenues at the Dealer Owned Sites relating to (a) the sale of Mobil-branded gasoline and diesel fuels to retail end-users, and (b) convenience store, car wash and other ancillary sales are for the benefit of the dealer who owns and operates the location. All station-level employees of each Dealer Operated Site are employees of the independent dealer who owns the location.

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

        Brand Fee Agreement—In connection with the Acquisition, we and ExxonMobil entered into a 15-year Brand Fee Agreement (the "BFA"), which entitles us to (a) operate each of the Company Operated Sites under the Mobil-branded trade name and related trade logos (the "Mobil Flag"), (b) allow the Dealer Leased Sites and the Dealer Owned Sites to be operated under the Mobil Flag, (c) subject to ExxonMobil's approval, brand additional service stations (whether company operated, dealer leased or dealer owned) in Massachusetts, Rhode Island, New Hampshire, Maine and Vermont (collectively, the "BFA States") under the Mobil Flag, and (d) supply Mobil-branded motor fuel to the Sites and other Mobil-branded stations in the BFA States. We are responsible for complying and ensuring compliance by all third parties purchasing Mobil-branded motor fuel from us within the BFA States, with all of ExxonMobil's branded facility requirements, brand image specifications and restrictions and minimum service standards with respect to the use of the Mobil Flag and the sale of Mobil-branded motor fuel. In addition, we have similar rights and responsibilities with respect to the Exxon branded trade name and related trade logos (the "Exxon Flag") in the BFA States.

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

        We utilize our terminal network to supply the Sites. This terminal network includes bulk terminals owned by us or at which we maintain dedicated storage as well as throughput or exchange agreements at other bulk terminals. Throughput arrangements allow storage of product at terminals owned by others. We can load product at these terminals, and pay the owners of these terminals fees for services rendered in connection with the receipt, storage and handling of such product. Exchange agreements also allow us to take delivery of product at a terminal or facility that is not owned or leased. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we receive product that is owned by the exchange partner from such party's facility or terminal, and we deliver the same volume of product to such party out of one of the terminals in our terminal network. Initially, we intend to supply the Sites pursuant to throughput agreements at two bulk terminals and an exchange agreement at one bulk terminal, each of which currently have the necessary Mobil proprietary additive available. We can supply the Sites using additional bulk terminals in our terminal network, subject to potential modifications to accommodate the storage and injection of Mobil proprietary additive as required by the BFA. Consistent with our other operations, the bulk supply required for the Sites and other locations supplied pursuant to the BFA are substantially hedged through futures contracts and swap agreements.

        Pursuant to the BFA, we have the right (but not the obligation) to continue operating the Sites under the Mobil Flag. In addition, we have similar rights with respect to the Exxon Flag. We pay an annual fee of approximately $9.0 million to ExxonMobil for this right, plus an additional amount in the event additional sites are branded Mobil or Exxon or supplied Mobil or Exxon branded fuel by us pursuant to the BFA. We intend to continue operating the Sites under the Mobil brand, although we have the right to rebrand the Sites to another major gasoline brand or to operate the Sites as unbranded stations. In the event we rebrand any of the Sites to another major gasoline brand or to an unbranded station, the BFA fee will not decrease.

        ExxonMobil has agreed to provide credit card processing services for the Sites and any other stations Mobil-branded or supplied by us in the BFA States pursuant to the BFA. We are responsible for providing our own marketing and promotion efforts in support of the Mobil and Exxon brands within the BFA States. We expect to benefit from national promotions of the Mobil and Exxon brands by ExxonMobil. We are responsible for providing our own customer service operations to respond to consumer complaints or concerns regarding the operation of the Sites and other stations Mobil-branded or supplied by us under the BFA. In addition, ExxonMobil operates and offers a variety of incentive and rebate programs for franchise dealers and other wholesale distributors which, prior to the Acquisition, were available to the Sites. Under the BFA, these programs are not available to us, and we will be responsible for developing, offering and administering any such program we wish to offer to any of the Sites.

        Pursuant to the BFA, we also have the ability to provide Mobil-branded fuel to other authorized Mobil distributors in the BFA States ("Sub-jobbers"). As of March 1, 2011, we began supplying several such distributors, including Alliance. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence."

        Management Agreements—In connection with the Acquisition, Global Companies LLC and GMG entered into Facilities Management Agreements (each, a "Management Agreement") with Alliance with respect to all of the Sites. In connection with the acquisition of Alliance, the Management

Agreements were terminated. Alliance was approximately 95% owned by members of the Slifka family, who also own our general partner. Each Management Agreement was for an initial term continuing through September 30, 2013. Either party to each Management Agreement had the right to extend the term for consecutive additional one-year terms by giving written notice of its election to extend the term not less than 24 months prior to the expiration of the then current term, subject to the parties' mutual agreement on the management fee for such extension.

        Pursuant to the Management Agreements, Alliance supervised and directed the day-to-day management and operations of the Sites for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Alliance managed the operations of the Sites in accordance with annual budgets to be approved by Global Companies LLC and GMG, respectively. In addition to the annual management fee, Global Companies LLC and GMG were responsible for reimbursing Alliance for certain direct overhead expenses related to the operations of the Sites, including costs relating to the employees directly employed to manage and operate the Sites and a portion of the costs relating to certain administrative personnel of Alliance as may have been approved by Global Companies LLC and/or GMG, in accordance with the Management Agreements and the approved annual budgets. In the event that the number or type of Mobil or Exxon branded stations in the BFA States changes, the annual management fee and reimbursed direct overhead expenses could have been adjusted as the parties mutually agree.

        In connection with the Acquisition, all of ExxonMobil's station-level employees at the Company Operated Sites and ExxonMobil's 13 field supervisory and support employees responsible for the Sites were hired by Alliance. The aggregate cost of salary and benefits in 2009 for station-level employees at the Company Operated Sites was approximately $9.5 million, exclusive of field supervisory and support employees. As we may operate the Company Operated Sites in a manner different than ExxonMobil, the aggregate cost of salary and benefits for station-level employees at the Company Operated Sites may be greater or less than the amounts incurred by ExxonMobil. Prior to our acquisition of Alliance, all matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees were the responsibility of Alliance. Pursuant to the Management Agreements prior to the termination of such agreements in connection with the Alliance acquisition, Alliance was required to indemnify Global Companies LLC and GMG from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance's performance of its responsibilities under the Management Agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance of any provision of the Management Agreements. Alliance's aggregate liability was capped at $5.0 million, over and above the utilization of any and all insurance proceeds.

        In addition, pursuant to the Management Agreements, Alliance was providing certain accounting, tax, information technology, legal, maintenance, environmental and regulatory, dispatch, credit, human resource, construction and other services not acquired as part of the Acquisition pursuant to a shared services agreement which was terminated in connection with our acquisition of Alliance. Additional accounting, tax, information technology, legal, environmental and regulatory, credit and other services not acquired as part of the Acquisition and not otherwise provided by Alliance pursuant to the Management Agreements were provided by us. In addition, we are solely responsible for providing all necessary employees and services relating to any wholesale fuel supply, including sourcing and delivery of physical product and ExxonMobil proprietary additives, and arranging for storage at and distribution from bulk storage facilities and installing any necessary additive injection systems, as these services were not acquired as part of the Acquisition. The ExxonMobil employees who previously provided the services being provided by us with respect to these activities were not available for hire as part of the Acquisition.

        Alliance, as management agent for GMG, obtained the right to continue operating 38 of the Company Operated Sites under the current On the Run convenience store brand, as the Acquisition did not include ExxonMobil's rights to use this brand name. We have the right to rebrand the convenience stores at the Company Operated Sites to another brand in the future. In addition, we did not acquire any of ExxonMobil's existing supply contracts with convenience store vendors, and we have entered into new arrangements with suppliers to stock the convenience stores at the Company Operated Sites. Subject to approval under the BFA, dealers at Dealer Leased Sites and at Dealer Owned Sites are responsible for obtaining any necessary rights to any convenience store brand name for these sites as well as entering into any desired supply contracts with convenience store vendors directly.

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

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) EBITDA, (4) distributable cash flow, (4) selling, general and administrative expenses ("SG&A"), (5) operating expenses, (6) net income per diluted limited partner unit and (7) degree days.

  Net Product Margin

        We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, renewable fuels, crude oil and a small amount of natural gas and convenience store sales and gas station rental income. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and natural gas and all associated costs including shipping and handling costs to bring such products to the point of sale. We also look at net product margin on a per unit basis (net product margin divided by volume). Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Net product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

  Gross Profit

        We define gross profit as our sales minus product costs and terminal and gas station related depreciation expense allocated to cost of sales. Sales primarily include sales of unbranded and Mobil-branded gasoline, distillates, residual oil, renewable fuels and small amounts of natural gas and crude oil. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, natural gas and crude oil and all associated costs to bring such products to the point of sale.

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

  •
  our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels and crude oil, without regard to financing methods and capital structure; and

  •
  the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

  Distributable Cash Flow

        Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Distributable cash flow means our net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase distributable cash flow. Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution. Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships. Distributable cash flow should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

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

  Years Ended December 31, 2011, 2010 and 2009

        In 2011, we continued initiating organic expansion projects. For example, in part, we (i) converted 230,000 barrels of storage capacity at our Albany, New York terminal that will be utilized for either distillates or gasoline; (ii) brought into service an additional 200,000 barrels of distillates and crude oil storage capacity at this facility and (iii) converted two tanks to handle bio-fuel at our Providence, Rhode Island terminal.

        In March 2011, we began supplying Mobil-branded fuel to Mobil Sub-jobbers, including Alliance, in Massachusetts, New Hampshire, Rhode Island and Maine pursuant to our BFA.

        In November 2011, we initiated an expansion project at our Albany, New York terminal to increase our rail car receipt and offloading capacity of ethanol and crude oil.

        In the fourth quarter of 2011, we began buying mid-continental crude oil and transporting it by rail to our Albany, New York terminal for storage and subsequent sale in barge load quantities. We also initiated a project to store product in North Dakota.

        During 2011, we experienced the following events:

  •
  Refined petroleum product and renewable fuel prices were higher during 2011 compared to 2010.

  •
  Our aggregate volume of product sold increased by approximately 43% for 2011 compared to 2010, due to an increase in bulk supply and exchange activity, strong demand for blendstocks, primarily ethanol, and the growth in our gasoline business as a result of a full year of ownership of our 2010 acquisitions and the commencement of gasoline sales to Mobil Sub-jobbers under our BFA.

  •
  Temperatures for 2011 were 9% warmer than normal.

  •
  We increased our reserve for bad debts by approximately $1.9 million for 2011, substantially due to specific risks related to one customer.

  •
  We reduced our workforce by approximately 10% which resulted in restructuring charges of approximately $2.0 million for 2011.

  •
  Our interest expense increased by 40% for 2011, primarily due to additional borrowings as a result of our 2010 acquisitions and to higher refined petroleum product and renewable fuel prices which increased our working capital requirements.

  •
  We believe heating oil conservation and conversions to natural gas continued during 2011.

  •
  Our operating expenses increased by $25.7 million for 2011 compared to 2010, primarily due to a full year of operations of the gas stations we acquired from ExxonMobil in September 2010.

  •
  We continued to experience a decline in our residual oil sales and volumes.

  •
  We believe our margins for 2011 were negatively impacted by less favorable market conditions and fewer advantageous purchasing opportunities in our distillates business and by a backward forward product pricing curve in our wholesale gasoline business.

  •
  We believe our margins for 2011 were also affected by a variety of other factors, such as movement of products between Europe and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply dislocations.

        In June 2010, we acquired three refined petroleum products terminals located in Newburgh, New York. We believe the acquisition strengthened our presence along the Hudson River in southeastern New York and enhanced terminal operating efficiencies with our adjacent facility.

        In September 2010, we acquired Mobil-branded retail gas stations located in Massachusetts, New Hampshire and Rhode Island and the right to supply Mobil-branded gasoline and diesel fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers. The acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business. See "Overview—ExxonMobil Acquisition."

        In October 2010, we completed an ethanol and rail expansion project that added 180,000 barrels of ethanol storage at our Albany, New York terminal. The project included modifications that enabled the terminal to schedule the delivery of 80-car trains of ethanol and allows ethanol to be shipped directly on a single rail line from the Midwest. Beyond supplying our own business, we further invested in our Albany terminal by installing a marine vapor recovery system for barge/vessel-loading of ethanol and gasoline at the dock, and expanding the rack to allow for additional ethanol and gasoline sales. We believe the supply efficiencies gained through this project position us to be a premier cost effective supplier of gasoline and ethanol to the Northeast. In a separate and complementary project, we converted two distillate storage tanks to gasoline storage at the Albany facility. These initiatives, combined with the return to service of three previously out-of-service tanks, increased the total storage capacity of our Albany terminal to approximately 1.2 million barrels, up from 737,000 barrels when we acquired the terminal in May 2007.

        During the year ended December 31, 2010:

  •
  Refined petroleum product prices increased during 2010 compared to 2009.

  •
  Our aggregate volume of product sold increased by approximately 7% for 2010 compared to 2009 primarily due to our gasoline business.

  •
  We increased our reserve for bad debts by approximately $1.1 million for 2010, substantially due to specific risks related to one customer.

  •
  Temperatures for 2010 were 10% warmer than normal and 11% warmer than 2009.

  •
  We believe heating oil conservation and consumption continued during 2010.

  •
  We believe our results for the fourth quarter 2010 were negatively impacted due, in part, to adverse market conditions and fewer advantageous purchasing opportunities primarily in our distillates business. We believe that these market conditions and fewer purchasing opportunities did not adversely impact the performance of our gasoline business including the acquisition of retail gas stations and supply rights from ExxonMobil.

        During 2009, we optimized our terminal network by initiating organic expansion and other projects, primarily in Albany, New York, Oyster Bay, New York and Linden, New Jersey. These projects added approximately 1.3 million barrels of storage capacity, broadening the depth and breadth of our strategic asset base.

        The following table provides the percentage increases (decreases) in refined petroleum product and natural gas prices at the end of each quarter in 2011 as compared to each comparable quarter in 2010 and at the end of each quarter in 2010 as compared to each comparable quarter in 2009:

Period:	Heating Oil $ per gallon(1)	Gasoline $ per gallon(1)	Residual Oil $ per gallon(2)	Natural Gas $ per gallon equivalent(3)
2011 compared to 2010
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
At March 31, 2011	$3.09	$3.11	$2.45	$0.73
Change	43%	35%	39%	16%
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
At June 30, 2011	$2.93	$3.03	$2.51	$0.73
Change	48%	47%	56%	(3%	)
At September 30, 2010	$2.24	$2.04	$1.74	$0.62
At September 30, 2011	$2.79	$2.63	$2.29	$0.62
Change	25%	29%	32%	—
At December 31, 2010	$2.54	$2.45	$1.86	$0.76
At December 31, 2011	$2.93	$2.67	$2.36	$0.61
Change	15%	9%	27%	(19%	)
2010 compared to 2009
At March 31, 2009	$1.34	$1.40	$0.95	$0.62
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
Change	61%	65%	85%	2%
At June 30, 2009	$1.72	$1.90	$1.49	$0.62
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
Change	15%	8%	8%	21%
At September 30, 2009	$1.80	$1.73	$1.50	$0.54
At September 30, 2010	$2.24	$2.04	$1.74	$0.62
Change	24%	18%	16%	15%
At December 31, 2009	$2.12	$2.05	$1.71	$1.07
At December 31, 2010	$2.54	$2.45	$1.86	$0.76
Change	20%	19%	9%	(29%	)
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
  (3)
  Source: Platts Gas Daily Report (Tennessee zone delivered)

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (in thousands, except per unit data):

	Year Ended December 31,
	2011		2010		2009
Net income	$19,352		$27,038		$34,134
Net income per diluted limited partner unit (1)	$0.87		$1.59		$2.51
EBITDA (2)	$85,711		$72,437		$66,660
Distributable cash flow (3)	$46,741		$46,035		$45,433
Wholesale:
Volume (gallons)	4,794,813		3,377,351		3,177,574
Sales
Gasoline (4)	$9,757,838		$4,554,046		$2,954,461
Distillates	3,866,316		2,680,729		2,467,883
Residual oil and crude oil	70,189		39,353		32,803

Total	$13,694,343		$7,274,128		$5,455,147
Net product margin (5)
Gasoline	$96,273		$64,677		$40,706
Distillates	50,383		80,948		95,098
Residual oil and crude oil	17,226		9,398		9,430

Total	$163,882		$155,023		$145,234
Commercial:
Volume (gallons)	422,393		273,090		226,193
Sales (4)	$1,082,600		$511,326		$363,264

Net product margin (5)	$38,616		$18,438		$15,410
All Other:
Sales (4)(6)	$58,786		$16,105		$—

Net product margin (5)	$31,491		$8,885		$—
Combined sales and net product margin:
Sales	$14,835,729		$7,801,559		$5,818,411

Net product margin (5)	$233,989		$182,346		$160,644
Depreciation allocated to cost of sales	24,391		15,628		10,816

Combined gross profit	$209,598		$166,718		$149,828

Weather conditions:
Normal heating degree days	5,630		5,630		5,630
Actual heating degree days	5,137		5,049		5,656
Variance from normal heating degree days	(9%	)	(10%	)	1%
Variance from prior period actual heating degree days	2%		(11%	)	4%

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

(4)
On September 30, 2010, we completed our acquisition of retail gas stations and supply rights from ExxonMobil (see Note 5 of Notes to Consolidated Financial Statements). As these assets were not in place for a substantial portion of the year ended December 31, 2010 or for any portion of the year ended December 31, 2009, the above results are not directly comparable for periods prior to September 2010.

(5)
Net product margin is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

(6)
Sales in the "All Other" category consist of convenience store revenues and rental income.

        The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2011	2010	2009
Reconciliation of net income to EBITDA:
Net income	$19,352	$27,038	$34,134
Depreciation and amortization and amortization of deferred financing fees	35,082	23,089	15,909
Interest expense	31,209	22,310	15,188
Income tax expense	68	—	1,429

EBITDA	$85,711	$72,437	$66,660

Reconciliation of net cash used in operating activities to EBITDA:
Net cash used in operating activities	$(17,357)	$(87,194)	$(61,129)
Net changes in operating assets and liabilities and certain non-cash items	71,791	137,321	111,172
Interest expense	31,209	22,310	15,188
Income tax expense	68	—	1,429

EBITDA	$85,711	$72,437	$66,660

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2011	2010	2009
Reconciliation of net income to distributable cash flow:
Net income	$19,352	$27,038	$34,134
Depreciation and amortization and amortization of deferred financing fees	35,082	23,089	15,909
Amortization of routine bank refinancings (1)	(3,467)	—	—
Maintenance capital expenditures	(4,226)	(4,092)	(4,610)

Distributable cash flow	$46,741	$46,035	$45,433

Reconciliation of net cash used in operating activities to distributable cash flow:
Net cash used in operating activities	$(17,357)	$(87,194)	$(61,129)
Net changes in operating assets and liabilities and certain non-cash items	71,791	137,321	111,172
Amortization of routine bank refinancings (1)	(3,467)	—	—
Maintenance capital expenditures	(4,226)	(4,092)	(4,610)

Distributable cash flow	$46,741	$46,035	$45,433

(1)
Commencing with the quarter ended March 31, 2011, our calculation of distributable cash flow excludes non-cash amortization of deferred financing fees related to routine bank refinancings. Amortization of deferred financing fees in connection with our expansion-related activities will continue to be included. We believe that this provides a more conservative methodology to this non-GAAP financial measure. Had this methodology been used previously, it would not have affected distribution decisions or the outcome of the conversion of subordinated units to common units. Had this methodology been used for the years ended December 31, 2010 and 2009, distributable cash flow would have been lower by approximately $2.5 million and $1.2 million, respectively.

  Consolidated Sales

        Our total sales for 2011 increased by $7.0 billion, or 90%, to $14.8 billion compared to $7.8 billion for 2010. The increase was primarily due to higher refined petroleum product prices for 2011 compared to 2010 and to an increase in volume sold. Our aggregate volume of product sold increased by approximately 1.6 billion gallons, or 43%, to 5.2 billion gallons compared to 3.7 billion gallons for 2010. The increase in volume sold primarily included increases of approximately 1.4 billion gallons in gasoline due primarily to our 2010 acquisitions (in June of three refined petroleum products terminals located in Newburgh, New York and in September of retail gas stations and supply rights from ExxonMobil, collectively our "2010 Acquisitions") and to a strong demand for blendstocks, primarily ethanol. The increase in volume sold also included increases of 135 million gallons in distillates, due primarily to an increase in non-weather related distillates and to slightly colder temperatures during 2011 compared to 2010, and 30 million gallons in residual oil and crude oil. The number of actual heating degree days increased 2% to 5,137 for 2011 compared to 5,049 for 2010. Our gross profit for 2011 was $209.6 million, an increase of $42.9 million, or 26%, compared to $166.7 million for 2010, due primarily to our 2010 Acquisitions.

        Our total sales for 2010 increased by $2.0 billion, or 34%, to $7.8 billion compared to $5.8 billion for 2009. The increase was driven primarily by higher refined petroleum product and natural gas prices for 2010 compared to 2009. Our aggregate volume of product sold increased by approximately 0.2 billion gallons, or 7%, to 3.7 billion gallons compared to 3.4 billion gallons for 2009. The increase in volume primarily included an increase of approximately 424 million gallons in gasoline due, in part, to our 2010 Acquisitions, offset by a decrease of 195 million gallons in distillates attributable to warmer temperatures during 2010 compared to 2009, increased competition in the marketplace, continued conservation, economic conditions and fewer advantageous purchasing opportunities. The number of actual heating degree days decreased 11% to 5,049 for 2010 compared to 5,656 for 2009. Our gross profit for 2010 was $166.7 million, an increase of $16.9 million, or 11%, compared to $149.8 million for 2009, due primarily to strong unit margins for gasoline offset by lower unit margins in distillate products.

  Wholesale

        Gasoline. Wholesale gasoline sales for 2011 were $9.8 billion compared to $4.6 billion for 2010. The increase of $5.2 billion, or 113%, was due primarily to higher gasoline prices and an increase in volume sold due to our 2010 acquisitions of the ExxonMobil assets and the Newburgh, New York terminals, as well as additional of sales of Mobil-branded fuel to Sub-jobbers pursuant to our BFA (see "Overview—ExxonMobil Acquisition"). The increase in volume sold was also attributable to an increase in bulk supply and exchange activity and a strong demand for blendstocks, primarily ethanol. For these same reasons, our net product margin from gasoline sales increased by $31.6 million to $96.3 million for 2011 compared to $64.7 million for 2010. Despite the increase, our net product margin for gasoline was adversely impacted due to less favorable market conditions, primarily a backward forward product pricing curve.

        Wholesale gasoline sales for 2010 were $4.6 billion compared to $3.0 billion for 2009. The increase of $1.6 billion, or 54%, was due primarily to higher gasoline prices and an increase in gasoline volume sold compared to 2009. The increase in gasoline volume was primarily due to our 2010 Acquisitions. Our net product margin from gasoline sales increased by $24.0 million to $64.7 million for 2010 compared to $40.7 million for 2009. This increase was primarily attributable to improved unit margins and the increase in gasoline volume sold for 2010 compared to 2009.

        Distillates. Wholesale distillate sales for 2011 were $3.9 billion compared to $2.7 billion for 2010. The increase of $1.2 billion, or 45%, was due to increases in refined petroleum product prices and in volume sold. Despite the increase in volume sold in 2011 compared to 2010 due to an increase in non-weather related distillates and to slightly colder temperatures, our net product margin from distillate sales decreased by $30.5 million, or 38%, to $50.4 million for 2011 compared to $80.9 million for 2010. The decrease was primarily due to less favorable market conditions, a less favorable forward product pricing curve, and fewer advantageous purchasing opportunities.

        Wholesale distillate sales for 2010 were $2.7 billion compared to $2.5 billion for 2009. The increase of $0.2 billion, or 9%, was primarily due to increased refined petroleum product prices. We experienced a 14% decrease in volume sold for 2010 compared to 2009 due to warmer temperatures, increased competition in the marketplace, continued conservation and economic conditions. Primarily for the same reasons, as well as to fewer advantageous purchasing opportunities, our net product margin from distillate sales decreased by 15% to $80.9 million for 2010 compared to $95.1 million for 2009.

        Residual Oil and Crude Oil. Wholesale residual oil and crude oil sales for 2011 were $70.2 million compared to $39.4 million for 2010. The increase of $30.8 million, or 78%, was due to the addition of crude oil in the fourth quarter of 2011, offset by a decrease in residual oil sales as a result of continued conservation, economic conditions and fuel switching related to lower prices for natural gas relative to residual oil prices. Our net product margin contribution from residual oil and crude oil sales increased by $7.8 million to $17.2 million for 2011 compared to $9.4 million for 2010. Crude oil activity accounted for the year-over-year increase in the net product margin due to favorable market conditions and, to a lesser extent, the physical product margin.

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

  Commercial

        Our total commercial sales increased by approximately $0.6 billion, or 112%, to $1.1 billion for 2011 compared to $0.5 billion for 2010. Commercial gasoline sales increased by approximately 277% for 2011 compared to 2010, primarily due to the addition of our directly operated gas stations acquired from ExxonMobil in September 2010. Commercial residual oil sales increased by approximately 55% for 2011 compared to 2010, due to increases in refined petroleum product prices and in volume sold.

        Our total commercial sales increased by approximately $148.0 million, or 41%, to $511.3 million for 2010 compared to $363.3 million for 2009. Commercial gasoline sales increased by approximately 416% for 2010 compared to 2009, primarily due to the addition of our directly operated gas stations acquired from ExxonMobil in September 2010. Commercial residual oil sales increased by approximately 22%, due to increased refined petroleum product prices for 2010 compared to 2009.

        Our total commercial volume increased by approximately 149 million gallons, or 55%, for 2011 compared to 2010 and by 47 million gallons, or 21%, for 2010 compared to 2009. These increases were primarily due to the addition of our directly-operated gas stations in acquired in September 2010.

        Gasoline accounted for approximately 23%, 12% and 4% of total commercial volume sold for 2011, 2010 and 2009, respectively. Commercial residual oil accounted for approximately 38%, 51% and 61% of total commercial volume sold for 2011, 2010 and 2099, respectively. Distillates and natural gas accounted for the remainder of the total commercial volume sold.

        Our net product margin contribution from our commercial segment increased by approximately $20.2 million, or 109%, to $38.6 million for 2011 compared to $18.4 million for 2010, primarily due to a full-year of gasoline sales at our directly operated gas stations and, to a lesser extent, improvements in our distillates, residual oil and natural gas net product margins.

  All Other

        Our all other segment consists primarily of convenience stores sales at our directly operated stores and gas station rental income which generated approximately $58.8 million and $16.1 million of our total sales and $31.5 million and $8.9 million of our total net product margin for the years ended December 31, 2011 and 2010, respectively. The increases in sales and net product margin year-over-year reflect a full year of operations of our 2010 acquisition of the ExxonMobil assets.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $12.5 million, or 19%, to $78.6 million for 2011 compared to $66.1 million for 2010. The increase was primarily due to increases of $5.7 million in management costs and other expenses related to a full year of operations of the retail gas stations and supply rights acquired from ExxonMobil, $4.2 million in incentive compensation, $4.2 million in bank fees and amortization of deferred financing fees, $1.1 million in overhead (including information technology, natural gas personnel and project management), $1.1 million of one-time acquisition costs associated with the proposed acquisition of Alliance and $0.8 million in bad debt expense. The overall increase was offset by a decrease of approximately $3.2 million in professional and consulting fees and $1.4 million in various other SG&A expenses. The $4.2 million increase in bank fees and amortization of deferred financing fees was largely due to increased letter of credit fees related to the growth in our gasoline business and higher refined petroleum product prices, and to the expansion of our credit facilities.

        SG&A expenses increased by $5.1 million, or 8%, to $66.1 million for 2010 compared to $61.0 million for 2009. The increase was primarily due to increases of $5.0 million in overhead (including information technology, natural gas personnel and project management), $3.0 million in bank fees and amortization of deferred financing fees largely related to the expansions of our bank facilities, $0.8 million in management fees to Alliance, $0.6 million in costs associated with the expansion of our natural gas operations and $0.3 million in various other SG&A expenses. The increase in SG&A expenses also included one-time increases of $1.4 million in legal, consulting and other expenses related to the FTC's regulatory review of our acquisition of three refined petroleum products terminals located in Newburgh, New York and $0.8 million of one-time acquisition costs associated with the September 2010 acquisition of retail gas stations and supply rights from ExxonMobil. The increase in SG&A expenses was offset by decreases of $5.8 million in incentive compensation and $1.1 million in bad debt accruals.

  Operating Expenses

        Operating expenses increased by $25.7 million, or 54%, to $73.5 million for 2011 compared to $47.8 million for 2010. The increase was primarily due to $25.1 million in increased costs related to a full year of operations of the retail gas stations acquired from ExxonMobil, $1.1 million in costs related to our Revere, Massachusetts terminal, $0.9 million in costs related to the Albany, New York terminal and $0.3 million in various other operating expenses. For 2011, the increase in operating expenses was partially offset by a decrease of approximately $1.7 million related to a change in estimate of our remediation obligations with respect to the Albany, New York terminal (see Note 9 of Notes to Consolidated Financial Statements). The $25.1 million in increased costs related to the retail gas stations primarily included increases of $6.5 million in staff costs reimbursed to our management company, Alliance, $4.9 million in service station direct expenses, $4.3 million in credit card fees, $4.4 million in various maintenance expenses, $2.6 million in property taxes and $2.4 million in gas station rent expense.

        Operating expenses increased by $12.8 million, or 36%, to $47.8 million for 2010 compared to $35.0 million for 2009. The increase was primarily due to $8.3 million in expenses related to the retail gas stations acquired from ExxonMobil, $2.4 million in expenses related to the three refined petroleum products terminals acquired in June 2010 and $2.0 million in various other operating expenses.

  Amortization Expense

        Amortization expense related to our intangible assets was $4.8 million, $3.5 million and $3.0 million for 2011, 2010 and 2009, respectively. The increases of $1.8 million and $0.5 million in 2011 and 2010, respectively, compared to 2009 were primarily the result of a full year of amortization related to intangible assets recognized as part of our 2010 Acquisitions.

  Restructuring Charges

        During the third quarter of 2011, we reduced our workforce by approximately 10% which resulted in restructuring charges of approximately $2.0 million for 2011. These restructuring charges consist principally of severance and outplacement costs for terminated employees. A total of $0.8 million was paid through December 31, 2011. See Note 19 of Notes to Consolidated Financial Statements for additional information.

  Interest Expense

        Interest expense for 2011 increased by $8.9 million, or 40%, to $31.2 million compared to $22.3 million for 2010 and by $7.1 million, or 47%, for 2010 compared to $15.2 million for 2009. We attribute these increases primarily to additional borrowings as a result of our 2010 Acquisitions and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices. In addition, the costs of borrowings under the credit agreement were increased in connection with the May and August 2010 amendments to the credit agreement.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital increased by $195.9 million to $641.8 million at December 31, 2011 compared to $445.9 million at December 31, 2010.

        On February 8, 2011, we completed a public offering of 2,645,000 common units at a price of $27.60 per common unit. Net proceeds were approximately $69.6 million, after deducting underwriting fees and offering expenses. We used the net proceeds to reduce indebtedness outstanding under our credit agreement.

        On February 14, 2011, we paid a cash distribution to our common and subordinated unitholders and our general partner of approximately $9.7 million for the fourth quarter of 2010. On February 16, 2011, based upon satisfying certain distribution and performance tests provided in our partnership agreement, all 5,642,424 subordinated units converted to common units. On May 13, 2011, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the first quarter of 2011. On August 12, 2011, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the second quarter of 2011. On November 14, 2011, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the third quarter of 2011. On February 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the fourth quarter of 2011.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2011 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$838,171	$65,408	$772,763	$—	$—
Operating lease obligations (2)	76,869	25,751	26,633	10,985	13,500
Capital lease obligations	513	66	132	132	183
Other long-term liabilities (3)	267,973	32,999	66,295	66,601	102,078

Total	$1,183,526	$124,224	$865,823	$77,718	$115,761

(1)
Includes principal and interest on our working capital revolving credit facility at December 31, 2011 and assumes a ratable payment through the expiration date. The credit agreement has a contractual maturity of May 14, 2014 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)
Includes operating lease obligations with related parties and gas station leases.

(3)
Includes amounts related to our 15-year BFA with ExxonMobil and minimum freight requirements on the transportation of ethanol to our Albany, New York terminal.

        In addition to the obligations described in the above table, we have minimum volume purchase requirements at December 31, 2011. Pricing is based on spot prices at the time of purchase. Please read Note 13 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $4.2 million , $4.1 million and $4.6 million in maintenance capital expenditures for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity. We had approximately $11.7 million, $258.9 million and $4.5 million in expansion capital expenditures for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

        Specifically, for 2011, expansion capital expenditures included $2.7 million in costs related to our Albany, New York terminal including $1.8 million in costs associated with converting certain storage tanks for the handling of crude oil, $2.0 million in costs related to tank construction in North Dakota for the handling of crude oil, $1.8 million in costs related to propane tanks for future installation, $1.6 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $1.2 million in gas station equipment, $1.1 million in costs related to our three refined petroleum products terminals in Newburgh, New York, $0.6 million in bio-fuel conversion costs at our Providence, Rhode Island terminal, $0.6 million in costs at our Revere, Massachusetts terminal and $0.1 million in other expansion capital expenditures.

        In 2010, expansion capital expenditures included approximately $248.3 million in acquisition costs including $202.3 million for the purchase of retail gas stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of three refined petroleum products terminals in Newburgh, New York. In addition, we had $10.6 million in expansion capital expenditures which consisted of $7.7 million in expenditures related to our Albany, New York terminal and ethanol expansion project, $1.8 million in terminal and computer equipment at our three refined petroleum products terminals in Newburgh, New York, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.6 million in other expansion capital expenditures. The $7.7 million in expenditures related to our Albany terminal include costs related to our program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the effort to convert two distillate storage tanks to gasoline.

        In 2009, expansion capital expenditures included approximately $3.2 million at the Albany, New York terminal in costs related to our program to bring previously out-of-permit tanks back online and to dock expansion, $0.9 million in additional terminal equipment at the Providence, Rhode Island terminal, $0.2 million in automation costs at our leased storage facility in Long Island, New York and $0.2 million in other expansion capital expenditures.

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

  Cash Flow (in thousands)

	Year Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(17,357)	$(87,194)	$(61,129)
Net cash used in investing activities	$(13,369)	$(262,997)	$(9,062)
Net cash provided by financing activities	$32,693	$351,890	$69,908

        Cash flow from operating activities generally reflects our net income, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in refined petroleum product prices, our working capital requirements and general market conditions.

        Net cash used in operating activities was $17.4 million for 2011 compared to $87.2 million for 2010, for a year-over-year decrease in cash used in operating activities of $69.8 million.

        During 2011, we experienced increases in refined petroleum product and renewable fuel prices compared to 2010 and, as a result, we funded additional working capital requirements. Primarily due to the rise in prices, we had increases in the carrying values in inventories of $77.3 million, accounts receivable of $68.6 million and accounts payable of $132.3 million. Net cash used in operating activities was offset by $18.7 million in net income for 2011.

        Comparatively, during 2010, we experienced increases in refined petroleum products prices compared to 2009, and we funded additional working capital requirements due to our 2010 Acquisitions. For 2010 compared to 2009, we had increases of $217.1 million in accounts receivable, $120.9 million in inventories and $200.0 million in accounts payable. In addition, in 2010, the contracts supporting our forward fixed price hedge program required margin payments of $10.8 million to the NYMEX due to market direction, while similar hedging activity in 2009 provided funds from the NYMEX of $171.9 million. Net cash used in operating activities was offset by net income of $27.0 million and $34.1 million for 2010 and 2009, respectively.

        In addition, through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially hedged with respect to our inventories. Specifically, for 2011, the contracts supporting our forward fixed price hedge program required margin payments of $10.9 million to the NYMEX due to market direction, compared to $10.8 million for 2010.

        Net cash used in investing activities was $13.4 million for 2011 and included $4.2 million in maintenance capital expenditures and $11.7 million in expansion capital expenditures, offset by approximately $2.5 million in proceeds from the sale of property and equipment.

        Net cash used in investing activities was $263.0 million for 2010 and included $4.1 million in maintenance capital expenditures and $258.9 million in expansion capital expenditures.

        Net cash used in investing activities was $9.1 million for 2009 and included $4.6 million in maintenance capital expenditures and $4.5 million in expansion capital expenditures. See "—Capital Expenditures" for a discussion of our expansion capital expenditures for the years ended December 31, 2011, 2010 and 2009.

        Net cash provided by financing activities was $32.7 million for 2011 and primarily included $69.6 million in net proceeds from our February 2011 public offering of common units and $7.2 million net borrowings on our credit facilities, offset by $42.8 million in cash distributions to our common and subordinated unitholders and our general partner, $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP, and $0.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations. Our general partner's obligations include anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner.

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

        The average interest rates for the credit agreement were 4.1%, 3.7% and 3.6% for the years ended December 31, 2011, 2010 and 2009, respectively.

        We incur a letter of credit fee of 2.50%—3.00% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

        As of December 31, 2011, we had total borrowings outstanding under the credit agreement of $793.9 million, including $205.0 million outstanding on our revolving credit facility. In addition, we had outstanding letters of credit of $240.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $215.9 million and $252.6 million at December 31, 2011 and 2010, respectively.

        The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. On July 19, 2011, we entered into a second amendment to the credit agreement which amended the credit agreement and modified certain financial covenants. We were in compliance with the foregoing covenants at December 31, 2011. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

        On January 13, 2012, we entered into a third amendment to the credit agreement pursuant to which, in addition to borrowings that are permitted under our $350.0 million revolving credit facility for general corporate purposes, we may borrow additional proceeds in an amount of not more than $75.0 million to be used to finance general corporate purposes, including working capital needs, so long as the proceeds are less than or equal to the amount by which availability under the then existing borrowing base exceeds $900.0 million. The third amendment is effective during the period from January 13, 2012 through the earlier of (a) the consummation date of our proposed acquisition of 100% of the equity interests of Alliance from AE Holdings Corp. and (b) March 13, 2012. On March 1, 2012, we completed the acquisition of Alliance.

        On January 31, 2012 and in connection with the acquisition of Alliance, we entered into a fourth amendment to the credit agreement (the "Fourth Amendment") which amended the credit agreement. The Fourth Amendment became effective on March 1, 2012 upon the consummation of the acquisition of Alliance (the "Fourth Amendment Effective Date") and modified the following provisions:

        Exercise of Existing Accordion and Increase to Revolving Credit Facility—In connection with the acquisition of Alliance, we increased in an amount equal to $150.0 million the revolving credit facility for a total credit facility of up to $1.4 billion. Certain lenders under the credit agreement, as well as six new lenders, agreed to fund said $150.0 million increase. The $150.0 million increase was accomplished by two parts: (i) the exercise of the existing accordion provisions of the credit agreement in an amount equal to $100.0 million; and (ii) an additional $50.0 million increase to the revolving credit facility.

        Request for Increase (New Accordion)—Provided there exists no Default (as defined in the credit agreement), we may request an additional increase to the working capital revolving credit facility by up to an additional $100.0 million, for a total credit facility of up to $1.5 billion. Any such request for an increase must be in a minimum amount of $5.0 million.

        Swing Line Loans—A swing line has been added to the credit facility pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as such term is defined in the credit agreement). Swing line loans will bear interest on the Base Rate (as such term is defined in the credit agreement).

  Financial Covenants—

  (i)
  Minimum Combined EBITDA (as defined in the Fourth Amendment) as at the end of each fiscal quarter from and after March 31, 2012 increased from not less than $75.0 million to not less than $110.0 million. The calculation of the minimum Combined EBITDA covenant includes the pro forma effect of a Permitted Acquisition (as defined in the credit agreement) as if such acquisition occurred on the first date of the test period.

  (ii)
  Prior to the Fourth Amendment Effective Date, the Combined Senior Secured Leverage Ratio (as defined in the credit agreement) as at the end of the fiscal quarter ending March 31, 2012 shall not be greater than 2:75:1.00. From and after the Fourth Amendment Effective Date but prior to the occurrence of the Covenant Reduction Date (as defined below), the Combined Senior Secured Leverage Ratio shall not be greater than (a) 3.50:1.00 as at the end of each of the fiscal quarters ending March 31, 2012 and June 30, 2012, (b) 3.25:1.00 as at the end of the fiscal quarter ending September 30, 2012, (c) 3.00:1.00 as at the end of the fiscal quarter ending December 31, 2012 and (d) 2.75:1.00 as at the end of the fiscal quarter ending March 31, 2013 and for each fiscal quarter ending thereafter. From and after the occurrence of the Covenant Reduction Date, the Combined Senior Secured Leverage Ratio shall not be greater than 2.75:1.00 as at the end of each fiscal quarter. The "Covenant Reduction Date" means the last day of the fiscal quarter which occurs immediately after the fiscal quarter in which we receive proceeds of not less than $150.0 million from any Equity Issuance or the issuance of Senior Unsecured Notes or unsecured Subordinated Debt (as such terms are defined in the credit agreement).

        Capital Expenditures—The ceiling for aggregate Capital Expenditures (as defined in the credit agreement) for the fiscal year ending December 31, 2012 and thereafter increased from $30.0 million for any fiscal year to $40.0 million.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2011, 2010 and 2009.

Environmental Matters

        Our business of supplying refined petroleum products, renewable fuels and crude oil involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, "Business and Properties—Environmental." For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

  Inventory

        Except for our convenience store inventory, we hedge substantially all of our inventory through futures contracts and swap agreements. Hedges are executed when inventory is purchased and are identified with that specific inventory. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and suppliers may draw inventory from us. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current quoted market prices. In addition, we have convenience store inventory which is carried at the lower of historical cost or market.

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

        We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. We have rental income from gas stations leased to independent dealers and lease income from space leased to several unrelated third parties at several of our terminals. Additionally, we have capital leases for other computer equipment and leasehold improvements. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

  Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products, renewable fuels, natural gas and crude oil and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. We may also provide for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. Convenience store products are recognized net of applicable provisions for discounts and allowances upon delivery, generally, at the point of sale. Rental income is recognized on a straight-line basis over the term of the lease.

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. Any net differential for exchange agreements is recorded as a nonmonetary adjustment of inventory costs in the purchases component of cost of sales in the statements of income.

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

        Fair Value Hedges—The fair value of our derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. We utilize futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments and for the receipt or delivery of refined petroleum products, renewable fuels and crude oil in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.

        We also use futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments. These agreements are intended to hedge the cost component of virtually all of our forward fixed price purchase and sale commitments. Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales. Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.

        We also market and sell natural gas. We generally conduct business by entering into forward purchase commitments for natural gas only when we simultaneously enter into arrangements for the forward sale of product for physical delivery to third-party users. Through these transactions, which establish an immediate margin, we seek to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts' fair value. Changes in the fair value of these contracts are recognized in earnings as an increase or decrease in cost of sales.

        Cash Flow Hedges—We link all hedges that are designated as cash flow hedges to forecasted transactions. To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income and reclassified into interest expense or interest income in the same period during which the hedged transaction affects earnings.

        We executed two zero premium interest rate collars with major financial institutions. Each collar is designated and accounted for as a cash flow hedge. The first collar, which expired on May 14, 2011, was used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings. The second collar, which expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. Hedge effectiveness was assessed at inception is assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar's strike rates. Changes in the fair values of the collars were recorded as either an asset or a liability with a corresponding amount recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets.

        In October 2009, we executed a forward starting interest rate swap with a major financial institution. The swap, which expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

        In April 2011, we executed an interest rate cap with a major financial institution. The rate cap, which expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty's ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring. The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap's strike rate.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are interest rate risk and commodity risk. We utilize an interest rate collar, an interest rate swap and an interest rate cap to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

  Interest Rate Risk

        We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit agreement. Therefore, from time to time, we utilize interest rate collars and swaps to hedge interest obligations on specific and anticipated debt issuances.

        On February 11, 2011, the total available commitments under our credit agreement were increased to $1.25 billion. Please read Item 7, "Management's Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement" for information on interest rates related to our borrowings.

        As of December 31, 2011, we had total borrowings outstanding under the credit agreement of $793.9 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        On September 29, 2008, we executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on our $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. Whenever the one-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current one-month LIBOR rate on $100.0 million of one-month LIBOR-based borrowings. Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings. As of December 31, 2011, the one-month LIBOR rate of 0.27% was lower than the floor rate. As a result, in January 2012, we remitted to the financial institution the difference between the floor rate and the current rate which amounted to approximately $202,400.

        In October 2009, we executed an interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.

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

        See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

  Commodity Risk

        We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and blendstocks in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

        While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.

        We utilize futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, CME and ICE, which are regulated exchanges for the commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries. With respect to other energy products such as ethanol, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        At December 31, 2011, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at December 31, 2011	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$2,983	$(62,542)	$62,542
Swaps, options and other, net	116	(1,064)	1,214

	$3,099	$(63,606)	$63,756

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2011. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The brokerage margin balance was $43.9 million at December 31, 2011.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2011.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2011 and 2010, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 12, 2012

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Alfred A. Slifka and Richard Slifka directly and through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka beneficially owns an interest in our general partner. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

        Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange ("NYSE") and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately-designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McKown, McCool and Watchmaker, serve as the sole members of the conflicts, audit and compensation committees.

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

        All of our executive officers devote substantially all of their time to managing our business and affairs, but from time to time perform services for certain of our affiliates. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp., AE Holdings Corp. and Alliance Energy LLC." Our non-management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

        The following table shows information for the directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	79	Chairman
Richard Slifka	71	Vice Chairman
Eric Slifka	46	President, Chief Executive Officer and Director
Andrew Slifka	43	Executive Vice President
Thomas J. Hollister	57	Chief Operating Officer, Chief Financial Officer and Director
Edward J. Faneuil	59	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	64	Executive Vice President and Chief Accounting Officer
David K. McKown	74	Director
Robert J. McCool	73	Director
Kenneth I. Watchmaker	69	Director

        Alfred A. Slifka was elected Chairman of the Board of our general partner in March 2005. He had been employed with Global Companies LLC or its predecessors for over fifty years. Mr. Slifka served as Chairman of the board of directors of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka serves as Chairman of the board of directors of AE Holdings Corp., a privately held affiliated company. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of the New England Fuel Institute, Morse Life, Hebrew Senior Life, and Children's Hospital. He is a past member of the boards of directors of numerous other civic and charitable organizations. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board.

        Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka serves as Vice Chairman of the board of directors of AE Holdings Corp., a privately held affiliated company. Mr. Slifka also is a shareholder, a director and the Treasurer of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of directors of New England Fuel Institute and Independent Fuel Terminal Operators Association (where he also serves as president). He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Vice Chairman of the Board. Alfred A. Slifka and Richard Slifka are brothers.

        Eric Slifka was elected President, Chief Executive Officer and a director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is a member of the board of directors and an owner of AE Holdings Corp., a privately held affiliated company. He currently serves as a member of the board of directors of the New York Oil Heat Association, the National Oilheat Research Alliance, New England Fuel Institute and the Energy Policy Research Foundation. He also is a member of the boards of directors of Massachusetts General Hospital Presidents Council, Massachusetts Youth Committed to Winning and Buckingham, Browne & Nichols. Mr. Slifka's extensive experience in all aspects of our business and his position as President and Chief Executive Officer of our general partner make him uniquely qualified to serve as a director of our general partner. Mr. Slifka is the son of Alfred A. Slifka and the nephew of Richard Slifka.

        Andrew Slifka was elected to serve as an Executive Vice President of our general partner and as President of our Alliance Gasoline Division effective March 1, 2012. Prior to our acquisition of Alliance Energy LLC, he had been employed with Alliance Energy LLC or its predecessor, Alliance Energy Corp., in the following capacities: as President from November 2007 to March 2012, as Executive Vice President from 2003 to 2007, and as Vice President and General Manager for the Northeast Region from 1999 to 2003. Prior to 1999, Mr. Slifka held various positions in the supply, distribution and marketing departments of the predecessors to Global Companies LLC. He currently serves on the board of directors of Independent Oil Marketers Association and is a senior-level participant in various regional major branded petroleum programs, including serving as a representative to the Shell Regional Council. Mr. Slifka is the son of Richard Slifka and the nephew of Alfred A. Slifka.

        Thomas J. Hollister was elected to serve as a director of our general partner in August 2009. He has served as Chief Operating Officer and Chief Financial Officer of our general partner since January 2007 and Chief Financial Officer of our general partner since July 2006, when he was first employed with our general partner. From 2005 to March 2006, Mr. Hollister served as Vice Chairman of Citizens Financial Group and as Chairman, President and Chief Executive Officer of Citizens Capital, Inc., Citizens Financial Group's private equity and venture capital business. From 2004 to 2005, he served as President and Chief Executive Officer of Charter One Bank. From 1998 to 2004 he served as President and Chief Executive Officer of Citizens Bank of Massachusetts. He is chair of the board of Tufts Medical Center and chair of the board of Wheaton College. Mr. Hollister currently serves on the board of directors of Brookline Bancorp, where he serves as audit chair. He is the former board chair of the Greater Boston Chamber of Commerce, the Initiative for a New Economy and the Massachusetts Community & Banking Council. He previously served on the boards of directors of the Massachusetts Bankers Association, Macomber Construction Company, the Massachusetts Housing Investment Corporation, and Savings Bank Life Insurance of Massachusetts. His extensive financial and executive experience, as well as his broad community ties, are assets for our board of directors.

        Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He currently serves on the board of directors of New England Fuel Institute and Independent Oil Marketers Association.

        Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner in March 2005 and was named Executive Vice President and Treasurer in February 2007. Mr. Rudinsky continues to serve as Chief Accounting Officer and Co-Director of Mergers & Acquisitions. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998.

        David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to the Bank Loan Fund of Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity, he serves as a credit analyst and a research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over

40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston's energy lending group and the head of BankBoston's real estate and corporate finance departments. He also was a managing director of BankBoston's private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown's extensive financial expertise and longstanding work in BankBoston's energy practice make him well qualified to serve as a director of our general partner.

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

        Kenneth I. Watchmaker was elected to serve as a director of our general partner, a member of the conflicts and compensation committees of the board of directors of our general partner, and chair of the audit committee of the board of directors of our general partner in October 2005. He subsequently became chair of our general partner's compensation committee as well. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 until March 2006. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at Ernst & Young LLP., where he had various responsibilities including partner in charge of merger and acquisition services, regional partner in charge of bankruptcy and insolvency services and regional partner in charge of retail industry services. Mr. Watchmaker also serves as a director and the chair of the audit committee of American Biltrite Inc. Mr. Watchmaker's broad audit and accounting experience, as well as his significant corporate and financial experience as a senior executive with public companies, make him a valuable member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that during the year ended December 31, 2011, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a), except for the following reports, all of which were filed late: (a) the Form 4 filed on behalf of Robert J. McCool on January 6, 2011, (b) the Form 4 filed on behalf of Kenneth I. Watchmaker on January 6, 2011, (c) the Form 4 filed on behalf of David K. McKown on January 6, 2011, (d) the Form 4 filed on behalf of Alfred A. Slifka on March 10, 2011, (e) the two (2) Form 4s filed on behalf of Richard Slifka on March 10, 2011; (f) the Form 4 filed on behalf of Eric Slifka on March 15, 2011; and (g) the Form 4 filed on behalf of Montello Oil Corp. on March 10, 2011.

Four of the eight aforementioned reports were filed in connection with the conversion of subordinated units into our common units. Although the conversion was effective as of February 16, 2011, satisfaction of the determination test in connection therewith could not be concluded until March 2011 and, as a result, such reports were filed late.

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

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2011.

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

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Mr. Thomas J. Hollister, our Chief Financial Officer ("CFO") and Chief Operating Officer ("COO"), and the two other most highly compensated executive officers during 2011, who are Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer, and Mr. Edward J. Faneuil, our Executive Vice President and General Counsel. Messrs. Slifka, Hollister and Faneuil are parties to employment agreements with our general partner. Mr. Rudinsky is an employee at will with no employment agreement. Mr. Andrew Slifka became an executive officer on March 1, 2012 in connection with our acquisition of Alliance Energy LLC, and was not a named executive officer in 2011.

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

  •
  Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year; and

  •
  Long-term, equity-based and/or performance-based cash incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

        Our general partner uses third-party consultants to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans. In 2008, our general partner engaged W.F. Conover III, Ltd. as an independent compensation consultant to provide advice and assistance to the Compensation Committee on matters related to named executive officer compensation as well as our general compensation programs (i.e., short-term and long-term incentive programs). In 2009, Michael Conover, the principal at W.F. Conover III, Ltd. who provided consulting services to our general partner, moved to BDO USA, LLP. References to "Conover" hereinafter mean our compensation consultant, whether the consulting services were provided through W.F. Conover III, Ltd. or BDO USA, LLP.

        In 2009 and 2010, Conover worked with our management and the Compensation Committee to assess the competitiveness of our executive compensation program using a comprehensive, broad-based analysis of market information, including: (i) data from the Watson Wyatt Worldwide Executive Compensation Survey; (ii) data with respect to a group of more than 220 companies with market capitalizations of $200 million to $600 million, a range which was comparable to our market capitalization at the time of the study; and (iii) data with respect to a multi-factor based group of 17 energy and non-energy companies which had market capitalizations of $200 million to $600 million and between 100 to 600 employees. Conover also examined the responsibilities assigned to each of our named executive officer positions in relation to the external positions to which they were compared, exercised judgment in terms of the relevance of each of the market data sources, and made adjustments to arrive at a competitive market benchmark for each executive position.

        Conover worked with our management and the Compensation Committee in 2011 to update our short-term incentive plan for our named executive officers, analyze the number of units available for issuance under our long-term equity incentive plan, and advise and provide assistance related to the terms of a new employment agreement for Eric Slifka, our Chief Executive Officer, as follows:

  •
  The performance levels and award opportunities associated with our 2011 short-term incentive plan for our named executive officers were changed. The threshold minimum level of performance required to qualify for any award was increased. Likewise, the target "par" and maximum performance levels used for determination of the performance-based portion of the award also were increased. In addition, the award amounts associated with performance levels used for the performance-based portion of our short-term incentive plan were changed. Award amounts at or just above the threshold minimum performance level were lowered, and award levels closer to the target "par" were increased to provide a greater incentive to reach target "par" performance. Similarly, awards just above the target "par" range were lowered and award levels closer to the maximum performance level significantly increased to provide greater incentive for results that significantly exceed target "par" performance.

  •
  An analysis of the portion of our partnership's common units reserved for issuance under our long-term equity incentive plan versus competitive practices was conducted and a preliminary overview prepared of a new long-term equity incentive plan that may be considered for use in the future.

  •
  A new long-term performance-based cash incentive plan was developed for inclusion in Mr. Slifka's 2012-2014 employment agreement. The new plan replaces a 3-year grant of units to Mr. Slifka in the 2009-2011 agreement that vested in equal installments every 6 months. The new plan is based solely on performance as defined by specified levels of increase in distribution growth to our unitholders over the 2012-2014 period and, with the exception of limited circumstances pursuant to which payment of the award may be accelerated, is payable in cash following the end of Mr. Slifka's 3-year employment term.

        Conover continued to work with our Compensation Committee in 2012 to update our 2012 short-term incentive plan for our named executive officers. The plan has been modified to ensure that it continues to be aligned with and supportive of our efforts to achieve critical objectives in a most complex and changing commodity-based business. A complete description of changes made to the short-term incentive plan is included in the next section,—Elements of Compensation.

Elements of Compensation

        Our executive compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. When our performance goals are met, we expect the total compensation levels (i.e., salary plus short and long-term incentives) for our named executive officers to fall between the median (50th percentile) and 75th percentile compensation levels in our competitive marketplace, as determined by our compensation consultant's 2009 and 2010 benchmarking results. When we perform above or below our performance goals, we expect that will be reflected in our compensation levels.

        The elements of the 2011 executive officer compensation of our general partner are base salary, discretionary bonuses, short-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

        A description of the components of the compensation program and principles used to guide their administration appears below:

Salaries

        Under our executive compensation structure, our goal is for our named executive officer salaries to fall between the median (50th percentile) and 75th percentile of competitive salary levels, as determined by our compensation consultant's 2009 and 2010 benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

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

        Base salaries for three of our four named executive officers are set by the terms of their respective employment agreements. Salaries for our named executive officers were not increased in 2011.

Short-Term Incentive Awards—Contractual

        Thomas Hollister, our COO and CFO, is entitled to annual contractual bonuses under his employment agreement with our general partner based upon our achievement of specific targets established by the Compensation Committee. Mr. Hollister was not entitled to a contractual bonus in 2008 because the distributable cash flow target established by the Compensation Committee for 2008 was not achieved. In 2009, the Compensation Committee implemented our general partner's Short-Term Incentive Plan (see Short-Term Incentive Plan). Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2009, 2010 and 2011 under our general partner's Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. For each of 2009, 2010 and 2011, Mr. Hollister was paid a bonus under our general partner's Short-Term Incentive Plan in an amount in excess of what he would have received as a contractual bonus under his employment agreement with our general partner.

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

        The Compensation Committee made a determination that discretionary bonus payments would be paid to the named executive officers for 2011. The decision was based on the Compensation Committee's careful consideration of several significant initiatives undertaken by the leadership team to offset unforeseeable business conditions as well as to enter new business ventures that will better position the company for the future. Unfavorable commodity market conditions and protracted warmer than normal weather for the Northeast severely impacted the Partnership. In response, the leadership team undertook actions to: (i) reduce expenses through a reduction in force and restructuring; (ii) negotiate and prepare for the acquisition of one hundred percent of the membership interests of Alliance, which transaction was consummated on March 1, 2012 and which we expect will further enhance our wholesale and retail gasoline sales; (iii) prepare for and commence rail delivery and sale of crude oil; and (iv) begin work on several additional projects. The immediate effects of these actions were to offset a significant portion of the negative impact of commodity market conditions and the unseasonably warm weather. We expect that these changes will have long-term positive impacts on us and for our unitholders in future years. For these reasons, the Compensation Committee believed it was important to recognize and reward the named executive officers for their successful initiatives with special discretionary bonuses in the amounts of $270,000, $25,500, $97,500 and $32,500, respectively, for Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky.

        The Compensation Committee elected to not award any discretionary bonus payments in respect of 2010. For 2009, the Compensation Committee awarded discretionary bonuses of $115,000 and $50,000, respectively, to Messrs. Hollister and Faneuil.

Short-Term Incentive Plan

        Our general partner established a cash bonus pool for 2011 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner's short-term incentive plan for 2011 (the "STIP") included a performance-based component, for which 60% of the cash bonus pool was available (the "STIP Performance Component"), and a discretionary component, for which 40% of the cash bonus pool was available (the "STIP Discretionary Component"). Incentive awards earned under the STIP were based on the Partnership's actual performance in relation to a specified objective for distributable cash flow established by our Compensation Committee in March 2011 (the "DCF objective"), as adjusted by the Compensation Committee to reflect several factors that affected the Partnership's performance in 2011. Under our general partner's Short-Term Incentive Plan, for purposes of determining whether a specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures ("DCF"). DCF is discussed under "Results of

Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

        Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his base salary. The 2011 incentive target values were: 100% (or $800,000) for Mr. Slifka; 58% (or $337,500) for Mr. Hollister; 37% (or $137,500) for Mr. Faneuil; and 41% or ($112,500) for Mr. Rudinsky. 60% of the target value for each named executive officer was allocated to his STIP Performance Component (the "60% Performance-Based Payout Target"), and 40% was allocated to his STIP Discretionary Component (the "40% Discretionary Payout Target").

        STIP Performance Component (60% of the incentive target value):    Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. The Partnership did not achieve the DCF objective for 2011 of $53.1 million (which DCF objective was established in March 2011), and therefore the full 60% Performance Component was not earned. The Partnership earned $46.7 million of DCF in 2011, which was adjusted upwards to $49.9 million by the Compensation Committee to reflect an additional approximately $3.2 million of one-time charges that occurred during the third and fourth quarters of 2011 related to the Partnership's restructuring and its acquisition of Alliance. After such adjustments and in accordance with the payout grid established by the Compensation Committee at the time that the STIP was established, the STIP Performance Component of the named executive officers' 2011 awards was adjusted downward to one-third of each named executive officer's 60% Performance-Based Payout Target.

        STIP Discretionary Component (40% of the incentive target value):    The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to supplement the performance metric by analyzing other factors that it may elect to use for determining the STIP Performance Component. Such factors include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by the Partnership. The Compensation Committee awarded 100% of the STIP Discretionary Component for 2011 in recognition of each named executive officer's successful efforts in 2011 which included, among other things, expense reduction and restructuring; negotiation, execution and preparations for consummation of the Alliance acquisition; and preparations for and rail delivery and sale of crude oil.

        Each of our named executive officers earned a short-term incentive award for 2011. A summary of these awards appears in the table below:

Name		Target Value as a % of Salary	Target Value ($)	2011 Award Value as a % of Target Value	2011 Award Payouts ($)
Eric Slifka	Total Award	100%	800,000	60%	480,000
	Performance	60%	480,000	20%	160,000
	Discretionary	40%	320,000	40%	320,000
Thomas J. Hollister	Total Award	58%	337,500	60%	202,500
	Performance	35%	202,500	20%	67,500
	Discretionary	23%	135,000	40%	135,000
Edward J. Faneuil	Total Award	37%	137,500	60%	82,500
	Performance	22%	82,500	20%	27,500
	Discretionary	15%	55,000	40%	55,000
Charles A. Rudinsky	Total Award	41%	112,500	60%	67,500
	Performance	25%	67,500	20%	22,500
	Discretionary	16%	45,000	40%	45,000

        2012 Short-Term Incentive Plan.    In 2012 the Compensation Committee, with the advice of its compensation consultant, designed our 2012 Short-Term Incentive Plan using features that are intended to (i) provide the Compensation Committee with greater flexibility in making awards under the plan, and (ii) foster the direct link between award opportunities for plan participants and the value created for our unitholders by basing awards on the achievement of growth in our DCF. Recognizing that our financial results may not adequately reflect our executive officers' performance due to market conditions, sustained warmer (or colder) than normal weather conditions, the dynamics of a commodity-based business including, among other things, the shapes of forward pricing curves for the products that we purchase and sell, and other factors that are beyond our executive officers' control, the Compensation Committee revised the DCF performance levels and incentive award opportunities associated with them from the performance levels and award opportunities previously established for the 2011 STIP. The 2012 STIP is based upon a target incentive percentage for each participant ranging from 35% to 100% of his base salary. Awards under the 2012 STIP may range from 0% to 200% of each participant's target incentive percentage. The weightings of the 2012 STIP's Performance Component and Discretionary Component were changed from 60% and 40%, respectively, in the 2011 plan to 50% and 50%, respectively in the 2012 plan.

  •
  The 2012 Performance Component (50% of the incentive target value)—The Compensation Committee increased the DCF objective for 2012, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2012 that the Compensation Committee in its sole discretion determines to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant's 2012 Performance Component. A minimum of 80% of the 2012 DCF objective must be achieved before plan participants would earn any portion of the 2012 Performance Component, and a minimum of 107% of the 2012 DCF objective must be achieved before plan participants would earn in excess of 100% of the 2012 Performance Component. Under the 2012 STIP, a plan participant's incentive opportunity increases to a maximum of 200% of the Performance Component at 161% of the 2012 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2012.

  •
  The Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2012 Discretionary Component for any plan participant under the 2012 STIP, within a range of 0% to 200% of the 2012 Discretionary Component, and based upon (i) the Compensation Committee's consideration of management's performance over the course of the 2012 plan year; (ii) the CEO's assessment of other members of our management; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant's performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee's overall assessment of management's performance. The Compensation Committee believes that when combined with the Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

Long-Term Incentive Plans

        2011 CEO Performance-Based Cash Incentive Plan.    On December 31, 2011, pursuant to a contractual commitment in Eric Slifka's 2012-2014 employment agreement with our general partner, the Compensation Committee included provisions for a new long-term performance-based cash incentive plan. The new plan replaces a 3-year LTIP grant of units to Mr. Slifka pursuant to his 2009-2011 employment agreement with our general partner, which LTIP grant vested in six approximately equal installments each June 30 and December 31 during the term of Mr. Slifka's 2009-2011 employment agreement. The new long-term performance-based cash incentive plan is based solely on the achievement of distribution growth to our unitholders over the term of Mr. Slifka's employment agreement, using the 3-year period from January 1, 2012 through December 31, 2014 and an annualized $2.00 per unit distribution to unitholders (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) as the baseline against which Mr. Slifka's performance will be measured over the 2012-2014 period, and is payable in cash.

        2008 CEO Award.    On December 31, 2008, pursuant to a contractual commitment in Eric Slifka's employment agreement with our general partner, the Compensation Committee granted to Mr. Slifka 99,700 phantom units together with a contingent right to receive an amount in cash equal to the number of then outstanding phantom units granted to Mr. Slifka multiplied by the cash distributions per common unit made by the Partnership from time to time during the period the phantom units are outstanding. The phantom units vested in six approximately equal installments on June 30 and December 31 of 2009, 2010 and 2011. In accordance with Mr. Slifka's employment agreement, all of the 99,700 phantom units fully vested and have been paid to Mr. Slifka. The general partner delivered to Mr. Slifka common units that it purchased in the open market and cash (to the extent not used by Mr. Slifka to satisfy his tax obligations in respect of the award) in payment for the vested phantom units.

        2009 Awards.    On February 5, 2009, the Compensation Committee granted 88,183, 61,728, 48,501 and 17,637 phantom units (without Distribution Equivalent Rights ("DERs")) under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Grant levels were established by the Compensation Committee to achieve the overall objectives of the compensation program.

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

Retirement and Health Benefits; Perquisites

        Each of our named executive officers is eligible to participate in our general partner's health insurance plans, pension plans, 401(k) savings and profit sharing plan and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under the general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or upon termination due to death, disability or retirement. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's pension plan was frozen on December 31, 2009. Our general partner's 401(k) savings and profit sharing plan provides for discretionary matching contributions by our general partner equal to 50% of each employee's contribution, up to a maximum contribution of 4% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. Certain participants who are not highly compensated employees (as such term is defined in Internal Revenue Code section 414(q)) are also eligible for non-matching employer contributions equal to 1% or 2% of compensation, based on satisfaction of a service requirement or other factors. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan. Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning, tax and/or legal advice.

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

        Our long-term incentive plans (performance-based cash incentive plan and LTIPs) provide incentive and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by investing in our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

        We offer a mix of traditional perquisites such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees, that are tailored to address our executive officers' individual needs, to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

  Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our Chief Executive Officer, our Chief Financial Officer and the two other most highly compensated executive officers during 2011, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Eric Slifka	2011	800,000	270,000	—	480,000	0	95,414	1,645,414
President and	2010	800,000	—	—	480,000	13,725	93,798	1,387,523
CEO (1)(5)(7)	2009	800,000	—	1,147,261	1,032,968	1,389	80,313	3,061,931
Thomas J. Hollister	2011	578,000	25,500	—	202,500	1,939	29,951	837,890
COO and CFO (8)	2010	578,000	—	—	202,500	9,559	34,739	824,798
	2009	578,000	115,000	803,081	435,784	17,304	40,184	1,989,353
Edward J. Faneuil	2011	376,000	97,500	—	82,500	26,542	47,774	630,316
EVP, General Counsel and	2010	376,000	—	—	82,500	49,790	52,799	561,089
Secretary (9)	2009	376,000	50,000	630,998	177,541	29,342	48,963	1,312,844
Charles A. Rudinsky	2011	273,000	32,500	—	67,500	38,553	35,719	447,272
EVP and Chief Accounting	2010	273,000	—	—	67,500	88,074	34,891	463,465
Officer (10)	2009	273,000	—	229,457	125,261	65,638	34,507	727,863

(1)
The above table reflects the base salary paid to Mr. Slifka pursuant to his employment agreement with our general partner that expired December 31, 2011. Effective January 1, 2012, Mr. Slifka entered into a new employment agreement with our general partner, pursuant to which his base salary remained $800,000.

(2)
In 2012, Messrs. Slifka, Hollister, Faneuil and Rudinsky were paid discretionary bonuses of $270,000, $25,500, $97,500 and $32,500, respectively, for services performed during 2011, which discretionary bonuses were in addition to the payments they received in 2012 for services performed during 2011 under the 2011 Short-Term Incentive Plan. In 2010, Mr. Hollister and Mr. Faneuil were paid discretionary bonuses of $115,000 and $50,000, respectively, for services performed during 2009, which discretionary bonuses were in addition to the payments they received for services performed during 2009 under the 2009 Short-Term Incentive Plan. No discretionary bonuses were paid for services performed during 2010.

(3)
In accordance with accounting guidance related to stock-based compensation, the dollar values shown in the "Stock Awards" column represent the grant date fair value of awards as described below:

  LTIP—2009 Awards.    On February 5, 2009, the Compensation Committee granted awards of 88,183, 61,728, 48,501 and 17,637 phantom units, respectively, to Messrs. Slifka, Hollister, Faneuil and Rudinsky. Twenty-five percent of these phantom units (22,046, 15,432, 12,125 and 4,409, respectively) vested on August 21, 2009 and were paid on a one-for-one basis in our common units. Another twenty-five percent of these phantom units (22,046, 15,432, 12,125 and 4,409, respectively) vested on February 18, 2011 and were paid on a one-for-one basis in our common units. See "Elements of Compensation—Long-Term Incentive Plan" for the terms of the 2009 Awards.

(4)
The bonuses paid to each of the named executive officers for services performed during 2009, 2010 and 2011 were determined in accordance with our general partner's Short-Term Incentive Plan described above under Elements of Compensation—Short-Term Incentive Plan.

(5)
Mr. Slifka's pension decreased in value by $11,068 in 2011 and therefore is shown as a $0 positive change in actuarial value under the column labeled "Change in Pension Value and Nonqualified Deferred Compensation Earnings".

(6)
All of our named executive officers are eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement. Our general partner's 401(k) Savings and Profit Sharing Plan provides for discretionary matching and nonmatching contributions to the plan by our general partner. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan.

(7)
With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2011, 2010 and 2009 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Slifka's use; medical and dental premiums paid by us; life insurance and long-term disability insurance premiums paid by us; club membership dues; legal fees; and professional financial planning and tax advice fees in the aggregate amounts of $26,450 and $34,750, respectively, for 2011 and 2010, and at a level below $25,000 for 2009, paid by us.

(8)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2011, 2010 and 2009 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; medical and dental premiums paid by us; and long-term disability insurance premiums paid by us.

(9)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2011, 2010 and 2009 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Faneuil's use; medical and dental premiums paid by us; long-term disability insurance premiums paid by us; and club membership dues paid by us.

(10)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2011, 2010 and 2009 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under the 401(k) plan; the estimated personal value of an automobile provided by us for Mr. Rudinsky's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        On March 6, 2012, the Compensation Committee awarded cash awards under our general partner's 2011 Short-Term Incentive Plan to our named executive officers in consideration of their respective services during the year ended December 31, 2011 in the following amounts: $480,000 for Mr. Slifka, $202,500 for Mr. Hollister, $82,500 for Mr. Faneuil and $67,500 for Mr. Rudinsky. These awards were payable promptly without restrictions. See "Elements of Compensation—Short-Term Incentive Plan" for a discussion of the parameters on which the 2011 awards were determined.

        The table below presents the minimum threshold, target and maximum payout amounts that would have been available to each of our named executive officers under our general partner's 2011 Short-Term Incentive Plan, depending upon our financial performance in 2011:

	Estimated Possible Payout Under Non-Equity Incentive Plan Awards (1)
Name	Minimum Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	40,000	800,000	1,600,000
Thomas J. Hollister	16,875	337,500	675,000
Edward J. Faneuil	6,875	137,500	275,000
Charles A. Rudinsky	5,625	112,500	225,000
(1)
No equity-based awards were granted during 2011.

Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards in the form of the unvested portion of phantom units granted under the LTIP to the named executive officers on February 5, 2009. The awards shown on the table below are all of the equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Eric Slifka	44,091	964,270
Thomas J. Hollister	30,864	674,996
Edward J. Faneuil	24,251	530,369
Charles A. Rudinsky	8,819	192,872

(1)
These units will vest should the average closing price per unit for any 10-consecutive trading day period (the "Unit Price") during the period from June 5, 2012 through December 31, 2013 reach $34.00. These units also would vest on December 31, 2013 if the Unit Price does not reach $34.00 but the recipient remains employed by our general partner.

(2)
The market values of the equity awards shown in the table above were calculated based on the closing price of $21.87 per common unit on December 31, 2011.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of the plan.

  Units Vested in the 2011 Fiscal Year

        No restricted unit awards to named executive officers vested during the year ended December 31, 2011 and there were no options outstanding to named executive officers during 2011.

	Units Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
Eric Slifka (1)	55,278	1,398,320
Thomas J. Hollister (2)	15,432	428,547
Edward J. Faneuil (2)	12,125	336,711
Charles A. Rudinsky (2)	4,409	122,438
(1)
Reflects the vesting of 22,046 phantom units on February 18, 2011 and the vesting of 16,616 phantom units on each of June 30, 2011and December 31, 2011.

(2)
Reflects the portion of phantom units granted under the LTIP to the named executive officers on February 5, 2009 that vested on February 18, 2011.

(3)
The value realized on vesting of the equity awards shown in the table above were calculated based on the closing price of per common unit on the date the awards vested ($27.77 for awards that vested on February 18, 2011, $25.44 for awards that vested on June 30, 2011 and $21.87 for awards that vested on December 31, 2011.)

  Employment and Related Agreements

        Eric Slifka is employed as President and Chief Executive Officer pursuant to an employment agreement with our general partner. The term of his initial employment agreement commenced on October 4, 2005 and continued through December 31, 2008. Effective December 31, 2008, Mr. Slifka entered into a subsequent employment agreement with our general partner which commenced

January 1, 2009 and continued through December 31, 2011 (the "2008 Agreement"). Effective January 1, 2012, Mr. Slifka entered into a new employment agreement with our general partner which supersedes each of his prior two agreements (the "2012 Agreement").

        Like the 2008 Agreement, the 2012 Agreement provides for a base salary of $800,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, both agreements provide that Mr. Slifka: is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts to be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount being 100% of his base salary and the annual maximum cash incentive amount being 200% of his base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end. Similarly, both agreements provide that Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate, as determined by the Compensation Committee. He is entitled to participate in such other benefit plans and programs as the general partner may provide for its executives in general.

        Mr. Slifka was entitled under the 2008 Agreement to participate in our general partner's LTIP, including without limitation (i) the December 31, 2008 grant to Mr. Slifka of 99,700 phantom units (with a contingent right to receive cash in amounts equal to the number of awarded phantom units outstanding multiplied by the cash distributions per common unit made by the Partnership from time to time), which became fully vested as of December 31, 2011, and (ii) the February 5, 2009 grant to Mr. Slifka of 88,183 performance-restricted phantom units under the LTIP. See "Elements of Compensation—Long-Term Incentive Plan." Under the 2012 Agreement, Mr. Slifka is entitled to receive awards under our general partner's Long-Term Performance-Based Cash Incentive Plan, which is determined based upon the achievement of distribution growth to the Partnership's unitholders over the term of his employment agreement, using the 3-year period from January 1, 2012 through December 31, 2014 and an annualized $2.00 per unit distribution to unitholders as the baseline against which Mr. Slifka's performance will be measured. Mr. Slifka also participates in our general partner's LTIP, in such forms and amounts as may be determined by the Compensation Committee, including, without limitation, the aforementioned February 5, 2009 grant to Mr. Slifka.

        Mr. Slifka's current employment agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The agreement also includes nonsolicitation and non-competition provisions which will continue for one year following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement, as amended, relating to termination, change in control and related payment obligations.

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In 2011, Mr. Hollister's base salary was $578,000. Mr. Hollister also is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target set by the Compensation Committee. No such bonus was earned in respect of calendar year

2008. Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2009, 2010 and 2011 under our general partner's Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. Under our general partner's short-term incentive plan, Mr. Hollister's 2009, 2010 and 2011 target awards were set at amounts that exceed his contractual bonus amount. The employment agreement provides that Mr. Hollister also is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement, as amended, relating to termination, change of control and related payment obligations.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and pursuant to an amendment dated December 31, 2011, has been extended through December 31, 2014. In 2011, Mr. Faneuil's base salary was $376,000. Pursuant to the terms of his agreement, Mr. Faneuil's base salary is reviewed by the Compensation Committee at least annually. Mr. Faneuil also is entitled to receive bonuses in accordance with the then applicable short-term incentive plan as authorized by the Compensation Committee to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned. Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. The agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter. Mr. Faneuil also has entered into deferred compensation agreements with each of our general partner and Alliance. See "—Deferred Compensation Agreements" below for a description of these non-qualified deferred compensation plans. Mr. Faneuil also has entered into a supplemental executive retirement plan ("SERP") agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Faneuil's SERP agreement. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's employment agreement, as amended, and in his amended and restated deferred compensation agreements relating to termination, change of control and related payment obligations.

        Charles A. Rudinsky, Executive Vice President and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2011, Mr. Rudinsky's base salary was $273,000. Mr. Rudinsky also has entered into a SERP agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Rudinsky's SERP agreement.

  Deferred Compensation Agreements

        On December 31, 2008, our general partner and Edward J. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be subject to terms and conditions relating to confidential information, non-solicitation and non-competition, as provided therein (the "Global Deferred Compensation Agreement"). See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's deferred compensation agreement relating to termination, change of control and related payment obligations.

        On September 23, 2009, Alliance and Mr. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be subject to terms and conditions relating to confidential information, non-solicitation and non-competition, as provided therein (the "Alliance Deferred Compensation Agreement"). See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's deferred compensation agreement relating to termination, change of control and related payment obligations.

  Supplemental Executive Retirement Agreements

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

  Supplemental Payments in lieu of Discretionary Non-Matching Contributions under the Partnership's 401(k) and Profit Sharing Plan

        As a result of the Partnership's acquisition of the membership interests in Alliance (the "Alliance Acquisition"), effective as of March 1, 2012, our general partner determined that it was unable to continue making certain non-matching contributions to the Partnership's 401(k) and Profit Sharing Plan on behalf of highly compensated employees (as such term is defined in Internal Revenue Code section 414(q)), including each of the named executive officers of our general partner. In connection with the termination of these non-matching payments, the Partnership intends to make one-time payments in the amounts of $15,000, $7,500, $15,000 and $15,000, respectively, to each of Messrs. Slifka, Hollister, Faneuil and Rudinsky.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2011 termination date. Because Eric Slifka's employment agreement with our general partner terminated on December 31, 2011 and he entered into a new employment agreement with our general partner effective January 1, 2012, we have used Mr. Slifka's current employment agreement. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $21.87 per unit on December 31, 2011.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	With a Change In Control ($)	Nonrenewal ($)
Eric Slifka (1)
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards (5)	—	964,270	964,270	578,571	964,270	578,571
Fringe benefits	—	35,402	35,402	35,402	35,402	—
Life insurance benefits	—	210,000	—	—	—	—

Total	—	4,409,672	4,199,672	3,813,973	5,799,672	1,378,571
Thomas J. Hollister (2)
Severance Amount	—	—	—	1,156,000	1,831,000	—
LTIP awards (5)	674,996	674,996	674,996	674,996	674,996	—
Fringe benefits	—	—	—	55,002	55,002	—
Life insurance benefits	—	210,000	—	—	—	—

Total	674,996	884,996	674,996	1,885,998	2,560,998	—
Edward J. Faneuil (3)
Severance Amount	—	—	—	752,000	1,027,000	—
Deferred Compensation	1,830,203	1,830,203	1,830,203	—	—	—
SERP benefit	159,355	159,355	159,355	63,742	63,742	—
LTIP awards (5)	530,369	—	—	318,230	530,369	—
Fringe benefits	—	—	—	24,572	24,572	—
Life insurance benefits	—	210,000	—	—	—	—

Total	2,519,927	2,199,558	1,989,558	1,211,431	2,084,463	—
Charles A. Rudinsky (4)
SERP benefit	277,318	277,318	277,318	110,927	110,927	—
LTIP awards (5)	—	—	—	—	—	—
Life insurance benefits	—	350,000	—	—	—	—

Total	277,318	627,318	277,318	110,927	110,927	—

(1)
Eric Slifka

        Effective January 1, 2012, Mr. Slifka entered into a new employment agreement with our general partner for an initial term commencing January 1, 2012 and continuing through December 31, 2014. If such employment agreement had been in effect on December 31, 2011, under such employment agreement and assuming Mr. Slifka's employment was terminated on December 31, 2011 for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2011, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

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

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2011, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

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

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans:

  (i)
  Assuming, at December 31, 2011, that Mr. Slifka's employment had been terminated for death or Disability, or by our general partner without Cause or by Mr. Slifka for Constructive Termination, in either case within twelve months following a Change in Control, then all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on February 5, 2009 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of these phantom units would have been $964,270. There were no DERs associated with the February 5, 2009 grant.

  (ii)
  Assuming, at December 31, 2011, that Mr. Slifka's employment had been terminated by our general partner without Cause or by Mr. Slifka for Constructive Termination, but such termination did not occur within twelve months following a Change in Control, then because Mr. Slifka was employed by our general partner for three years of the five year vesting period for his February 5, 2009 LTIP award, he would become fully vested in 3/5 of the then outstanding and unvested phantom units granted to him, or 26,455 phantom units, automatically without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of these phantom units would have been $578,571. There were no DERs associated with the February 5, 2009 grant.

        In the event of termination for "Cause" (defined below), assuming a termination date of December 31, 2011 Mr. Slifka would have been entitled to receive the Accrued Obligations only. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement.

        If Mr. Slifka's employment agreement had not been renewed by our general partner effective January 1, 2012 and he did not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the then current term of his employment agreement, he would have been entitled to be paid a lump sum payment equal to 100% of his then base salary plus a proportionate amount of the then outstanding and unvested phantom units awarded to him under our LTIP on February 5, 2009 plus any Accrued Obligations. For purposes of the above table we have assumed that Mr. Slifka's employment agreement was due to be renewed as of December 31, 2011 and we used Mr. Slifka's current base salary.

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

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Hollister 61,728 phantom units (without DERs) on February 5, 2009, 15,432 of which vested and were paid to Mr. Hollister in August 2009 and another 15,432 of which vested and were paid to Mr. Hollister in February 2011. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2011. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2011, all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 automatically would become fully vested. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of the February 5, 2009 awarded phantom units would have been $674,996. Pursuant to Mr. Hollister's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2011 by our general partner for "Cause" (defined below) or by Mr. Hollister voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Hollister's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2011 by reason of Mr. Hollister's death or "Disability" (defined below), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations plus accelerated vesting of all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of the February 5, 2009 awarded phantom units would have been $674,996. Pursuant to Mr. Hollister's employment agreement, "Disability" means a physical or mental disability or impairment which renders

Mr. Hollister unable, with or without reasonable accommodation, to perform the essential functions of his duties for a period of at least 90 consecutive days and, following the expiration of the initial 90-day period, a medical doctor or other appropriate health care provider, in either case selected solely by our general partner, has delivered an opinion to our general partner that such physical or mental disability or impairment is expected to continue for at least an additional 90 consecutive days.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2011 by our general partner without Cause, or by Mr. Hollister for reasons constituting "Constructive Termination" (defined below), Mr. Hollister would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($1,156,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the applicable short-term incentive for the fiscal year 2011 ($675,000), for a total severance amount of $1,831,000. Such severance payment would be payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. Additionally, in the absence of any Change in Control, all of the outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 would automatically vest. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of the February 5, 2009 awarded phantom units would have been $674,996. Mr. Hollister's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Hollister's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Chief Operating Officer or Chief Financial Officer, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. Assuming a December 31, 2011 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described above.

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

(3)
Edward J. Faneuil

        The employment agreement between our general partner and Mr. Faneuil, as amended, provides that, upon termination of his employment for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        In the event of a change in control (defined below), Mr. Faneuil's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Faneuil 48,501 phantom units (without DERs) on February 5, 2009, 12,125 of which vested and were paid to Mr. Faneuil in August 2009 and another 12,125 of which vested and were paid to Mr. Faneuil in February 2011. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2011. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2011, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Faneuil on February 5, 2009 automatically would become fully vested. Using the closing market price of $21.87 per unit at December 31, 2011, the fair value of the February 5, 2009 awarded phantom units would have been $530,369. Pursuant to Mr. Faneuil's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2011 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Faneuil's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2011 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($752,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($275,000), for a total severance amount of $1,027,000. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. Mr. Faneuil's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice-President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of Mr. Faneuil's employment agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2011 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Our general partner and Mr. Faneuil also entered into the Global Deferred Compensation Plan, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the "Global Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's 'separation from service' (as defined in the Code) with our general partner for reasons other than 'Cause' (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Global Deferred Compensation will be forfeited in its entirety in the event that our general partner terminates Mr. Faneuil's employment prior to August 1, 2014 for Cause or Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined below). On and after the date on which Global Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil's death prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation (including the event of Mr. Faneuil's death before August 1, 2014), our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation (including if the Change of Control occurred or the determination that Mr. Faneuil became disabled were made before August 1, 2014), our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the Global Deferred Compensation Agreement, "Cause", as defined in the deferred compensation agreement, means (a) any uncured material breach by Mr. Faneuil of his obligations under the Global Deferred Compensation Agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit "A" to the Global Deferred Compensation Agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

        Alliance and Mr. Faneuil also entered into the Alliance Deferred Compensation Agreement, the terms of which, including, without limitation, the payment terms thereunder, are on the same terms as those of the Global Deferred Compensation Agreement. Accordingly, the various scenarios involving a change of control or termination of employment under the Alliance Deferred Compensation Agreement are identical to those described above with respect to the Global Deferred Compensation Agreement.

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

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2011 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, Supplemental Executive Retirement Agreements and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Plans are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2011

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	23	232,934	—
Thomas J. Hollister	(1)	4	87,255	—
Edward J. Faneuil	(1)	19	479,628	—
Edward J. Faneuil	(2)	n/a	157,458	—
Edward J. Faneuil	(3)	n/a	915,102	—
Edward J. Faneuil	(4)	n/a	915,102	—
Charles A. Rudinsky (5)	(1)	26	870,198	—
Charles A. Rudinsky	(2)	n/a	277,041	—
(1)
Global Partners LP Pension Plan

(2)
Supplemental Executive Retirement Agreement

(3)
Global Deferred Compensation Agreement

(4)
Alliance Deferred Compensation Agreement

(5)
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

Global Partners LP Pension Plan

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

Supplemental Executive Retirement Agreements

        For a description of the benefits provided to Messrs. Faneuil and Rudinsky pursuant to their Supplemental Executive Retirement Plans, please see "Employment and Related Agreements—Supplemental Executive Retirement Agreements."

Global and Alliance Deferred Compensation Agreements

        For a description of the deferred compensation arrangements provided to Mr. Faneuil pursuant to the Global Deferred Compensation Plan and the Alliance Deferred Compensation Plan, please see "Employment and Related Agreements—Deferred Compensation Agreements."

401(k) Savings and Profit Sharing

        The 401(k) Savings and Profit Sharing Plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. Effective January 1, 2010, our general partner may make a discretionary matching contribution to the plan for each eligible employee equal to 50% of each employee's contribution, up to a maximum contribution of 4% of the employee's pre-tax annual compensation, subject to certain limitations under federal law. Certain participants who are not highly compensated employees (as such term is defined in Internal Revenue Code section 414(q)) are also eligible for non-matching employer contributions equal to 1% or 2% of compensation, based on satisfaction of a service requirement or other factors. Eligible employees may elect to contribute up to 60% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions are subject to a vesting schedule ranging from two to six years. The plan is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Compensation of Directors

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2011, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Alfred Slifka	62,000	—	62,000
Richard Slifka	61,000	—	61,000
Eric Slifka (1)	—	—	—
Thomas J. Hollister (1)	—	—	—
Robert J. McCool	90,000	—	90,000
David McKown	90,000	—	90,000
Kenneth I. Watchmaker	97,500	—	97,500

(1)
Mr. Eric Slifka and Mr. Hollister, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

        Employees of our general partner who also serve as directors do not receive additional compensation. In 2011, directors who are not employees of our general partner (1) received: (a) $50,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2011, the chair of the audit committee received an additional $7,500.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2011, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and, until March 1, 2012, was an employee of Alliance Energy LLC, which is a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and, until March 1, 2012, was the Treasurer and an employee of Alliance Energy LLC. Effective March 1, 2012, Messrs. Alfred and Richard Slifka became employees of Global Petroleum Corp., which is a related party to the Partnership. Prior to the Alliance Acquisition, Mr. Eric Slifka served as a director of Alliance Energy LLC.

Compensation Committee Report

        The Compensation Committee of Global GP LLC held four meetings during fiscal year 2011. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 5, 2012 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
AE Holdings Corp. (2)	5,850,000	21.3%
Kayne Anderson Capital Advisors L.P. (3)	3,817,411	13.9%
Richard A. Kayne (3)	3,817,411	13.9%
Montello Oil Corporation (4)	2,348,078	8.6%
Global Petroleum Corp. (5)	1,725,463	6.3%
SteelPath Fund Advisors, LLC (6)	1,451,425	5.3%
Gabriel Hammond (6)	1,451,425	5.3%
Stuart Cartner (6)	1,451,425	5.3%
Larea Holdings LLC (7)	564,984	2.1%
Larea Holdings II LLC (8)	282,492	1.0%
Chelsea Terminal Limited Partnership (9)	120,356	*
Global GP LLC (10)	18,632	*
Sandwich Terminal, L.L.C. (11)	8,475	*
Alfred A. Slifka (2)(4)(5)(9)(10)(11)(12)	10,121,114	36.9%
Richard Slifka (2)(4)(5)(8)(9)(10)(11)(12)	10,403,503	37.9%
Eric Slifka (7)(13)	731,220	2.7%
Thomas J. Hollister	40,084	*
Edward J. Faneuil	34,394	*
Charles A. Rudinsky	13,698	*
David K. McKown	2,427	*
Robert J. McCool	11,227	*
Kenneth I. Watchmaker	5,927	*
All directors and executive officers as a group (10 persons)	11,387,521	41.5%

*
Less than 1%

(1)
The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, (iii) SteelPath Fund Advisors, LLC, (iv) Gabriel Hammond, and (v) Stuart Cartner, is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
AE Holdings Corp. owns 5,850,000, or 21.3%, of the common units of Global Partners LP. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own the units owned by AE Holdings Corp.

(3)
According to a Schedule 13G/A filed on January 24, 2012, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 3,817,411 common units, representing 17.69% of the common units then outstanding. Upon the closing of the Partnership's acquisition of Alliance Energy LLC on March 1, 2012, an additional 5,850,000 common units were issued, thereby reducing the percentage ownership of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne to 13.9% of the common units outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(4)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.

(5)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(6)
According to a Schedule 13G filed on February 14, 2012, SteelPath Fund Advisors, LLC, Gabriel Hammond and Stuart Cartner beneficially owned 1,451,425 common units, representing 6.7% of the common units then outstanding. Upon the closing of the Partnership's acquisition of Alliance Energy LLC on March 1, 2012, an additional 5,850,000 common units were issued, thereby reducing the percentage ownership of SteelPath Fund Advisors, LLC, Gabriel Hammond and Stuart Cartner to 5.3% of the common units outstanding. The address for SteelPath Fund Advisors, LLC, Gabriel Hammond and Stuart Cartner is 2100 McKinney Ave, Suite 1401, Dallas, TX 75201.

(7)
Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of Alfred A. Slifka.

(8)
Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC.

(9)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(10)
Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees, and meeting obligations under existing employment agreements with the officers of our general partner. Alfred A. Slifka and Richard Slifka control Global GP LLC, and thus may be deemed to beneficially own, the units owned by Global GP LLC.

(11)
Alfred A. Slifka and Richard Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(12)
Beneficially owned unit amounts for each of Alfred A. Slifka and Richard Slifka include the units owned by AE Holdings Corp., Montello Oil Corporation, Global Petroleum Corp., Chelsea Terminal Limited Partnership, Global GP LLC and Sandwich Terminal, L.L.C. Beneficially owned unit amounts for Richard Slifka also include the units owned by Larea Holdings II LLC. Alfred A. Slifka and Richard Slifka are brothers.

(13)
Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC.

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2011:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 5, 2012, affiliates of our general partner, including directors and executive officers of our general partner, owned 11,387,521 common units representing 41.51% of the limited partnership interests in us. In addition, our general partner owns a 0.83% general partner interest in us.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions of 99.17% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 11,387,521 common units and 0.83% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.83% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 0.83% general partner interest and $21.1 million on their common units.

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

Omnibus Agreement

        We are a party to an omnibus agreement with certain members of the Slifka family and our general partner that addresses the agreement of certain members of the Slifka family not to compete with us and to cause their affiliates not to compete with us under certain circumstances. The omnibus agreement also addressed certain environmental indemnity obligations of Global Petroleum Corp. and certain of its affiliates, which indemnity obligations have expired. In connection with our acquisition of Alliance Energy LLC, each of Alfred A. Slifka, Chairman of our general partner, and Richard Slifka, Vice Chairman of our general partner, entered into a business opportunity agreement with our general partner containing noncompetition provisions which are broader than those contained in the omnibus agreement in order to encompass our expanded lines of business since 2005.

Noncompetition

        Pursuant to the omnibus agreement and the business opportunity agreement each of Alfred A. Slifka, and Richard Slifka agreed, and pursuant to his employment agreement with our general partner Eric Slifka agreed, for themselves and their respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products, crude oil, natural gas, ethanol, propane and/or biofuels; (2) the storage of refined petroleum products, crude oil, natural gas, ethanol, propane, biofuels and/or asphalt or asphalt products in connection with any of the activities described in (1); and (3) such other businesses in which we are engaged or, to their individual knowledge, we have commenced efforts to become engaged. Pursuant to the omnibus agreement, each of Alfred A. Slifka's and Richard Slifka's noncompetition obligations survive for so long as Alfred A. Slifka, Richard Slifka, Eric Slifka and/or any of their respective affiliates, individually or as part of a group, control our general partner. Pursuant to Eric Slifka's employment agreement with our general partner, his noncompetition obligations survive for one year following the termination of his employment.

        In addition, Eric Slifka's employment agreement includes, and Eric Slifka agreed to, a confidentiality provision and a nonsolicitation provision, which generally will continue for two years and for one year, respectively, following Eric Slifka's termination of employment.

Shared Services Agreements

        We are party to a shared services agreement with Global Petroleum Corp. and, until March 2011 we were party to a shared services agreement with Alliance Energy LLC. We believe the terms of these agreements are at least as favorable as could have been obtained from unaffiliated third parties. Under these agreements, we provide Global Petroleum Corp. and we provided Alliance Energy LLC with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy LLC, as applicable, pay or paid us an amount based upon the cost associated with provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. Through March 1, 2012, when we acquired all of the membership interests in Alliance Energy LLC, Alliance Energy LLC also provided us with certain support services for which we paid a fee based on an agreed assessment of the cost associated with provision of such services. We paid to Global Petroleum Corp. a net total of $96,000, $87,000 and $73,000 and received from Alliance Energy LLC a total of $187,000, $196,000 and $382,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in amounts received from Alliance Energy LLC in 2011 and 2010 compared to 2009 is because the nature, scope and extent of services previously provided by us were diminished. The agreement with Global Petroleum Corp. is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2011, no such notice of termination was given by either party.

        In March 2012, following the closing of our acquisition of all of the membership interests in Alliance Energy LLC, (a) our shared services agreement with Alliance Energy LLC was terminated, (b) our shared services agreement with Global Petroleum Corp. was amended to include the services provided by Global Petroleum Corp. to Alliance Energy LLC, and (c) we entered into a shared services agreement with AE Holdings Corp. pursuant to which we provide AE Holdings Corp. with certain tax, accounting, treasury and legal support services for which AE Holdings Corp. will pay us $15,000 per year. We believe the terms of the AE Holdings Corp. agreement is at least as favorable as could have been obtained from unaffiliated third parties. The agreement with AE Holdings Corp. is for an indefinite term and AE Holdings Corp. may terminate its receipt of some or all of the services upon 180 days' notice.

Management Agreements

        In connection with the acquisition of retail gas stations and supply rights (collectively, the "Facilities") from ExxonMobil, Global Companies LLC and Global Montello Group Corp. were parties to facilities management agreements with Alliance Energy LLC. We believe the terms of these agreements were at least as favorable as could have been obtained from unaffiliated third parties. Each management agreement was for an initial term continuing through September 30, 2013. Either party to each management agreement could have extended the term for consecutive additional one-year terms by giving written notice of its election to extend the term not less than twenty-four months prior to the expiration of the then current term, subject to the parties' mutual agreement on the management fee for such extension.

        Pursuant to the management agreements, Alliance Energy LLC supervised and directed the day-to-day management and operations of the Facilities for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Global Companies LLC and Global Montello Group Corp. shared in paying the annual management fees consistent with their ownership of the assets acquired pursuant to the purchase agreement. Alliance Energy LLC managed the operations of the Facilities in accordance with annual budgets approved by Global Companies LLC and Global Montello Group Corp., respectively. Global Companies LLC and Global Montello Group Corp. were responsible for the salaries of the employees directly employed to manage and operate the Facilities and for a portion of the salaries of certain administrative personnel of Alliance Energy LLC as approved by Global Companies LLC and/or Global Montello Group Corp. in accordance with the management agreements and the approved annual budgets. All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees were the responsibility of Alliance Energy LLC. Pursuant to the management agreements, Alliance Energy LLC was required to indemnify Global Companies LLC and Global Montello Group Corp. from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance Energy LLC's performance of its responsibilities under the management agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance Energy LLC of any provision of the management agreements. Alliance Energy LLC's aggregate liability was capped at $5.0 million, over and above the utilization of any and all insurance proceeds. Collectively, Global Companies LLC and Global Montello Group Corp. paid to Alliance Energy LLC a total management fee and overhead reimbursement of $4.2 million and $1.64 million, respectively, for the years ended December 31, 2011 and 2010, respectively.

        In March 2012, following the closing of our acquisition of Alliance Energy LLC, the management agreements were terminated.

Sub-Jobber Agreements

        We are parties to an Amended and Restated Distributor PMPA Franchise Agreement (the "Franchise Agreement") with Alliance Energy LLC. Pursuant to the Franchise Agreement, Alliance Energy LLC purchases all of its Mobil-branded fuel in Massachusetts, New Hampshire, Rhode Island and Maine from Global Companies LLC for a term of seven years. The price for fuel purchased under the Franchise Agreement is Global Companies LLC's distributor rack price for Mobil-branded fuels as is in effect at the time of purchase. Pursuant to the Franchise Agreement, Alliance Energy LLC is granted the right to continue using the Mobil and Exxon names and trade dress (collectively, the "Mobil Flag") at its Mobil-branded and Exxon-branded stations in Massachusetts, New Hampshire, Rhode Island and Maine.

        We are party to a Volume Incentive Program Agreement with Alliance Energy LLC pursuant to which Alliance Energy LLC receives a per gallon rebate on all Mobil-branded and Exxon-branded fuel purchased from Global Companies LLC.

        We believe the terms of the Franchise Agreement and the Volume Incentive Program Agreement are at least as favorable as could have been obtained from unaffiliated third parties.

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title to all our products stored at this terminal. The term of this agreement ends July 31, 2014. The agreement automatically renews annually unless it is terminated by either party by giving 90 days' notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.7 million, $8.6 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

Relationship of Management with Global Petroleum Corp., AE Holdings Corp. and Alliance Energy LLC

        Some members of our management team are also officers and/or directors of our affiliate, Global Petroleum Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Alfred A. and Richard Slifka. Messrs. Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read "—Shared Services Agreements."

        Prior to the closing of our acquisition of Alliance Energy LLC, Alliance Energy LLC was wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky also spent a portion of their time providing services to Alliance Energy LLC. Under a new shared services agreement, Messrs. Eric Slifka, Faneuil and Rudinsky will spend a portion of their time providing services to AE Holdings Corp. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to AE Holdings Corp. and therefore may be deemed to beneficially own the units owned by AE Holdings Corp. Please read "—Shared Services Agreements."

        We sell refined petroleum products and renewable fuels to Alliance Energy LLC at prevailing market prices at the time of delivery. Sales to Alliance Energy LLC were approximately $187.1 million,

$20.1 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sales for the year ended December 31, 2011 include sales of Mobil-branded fuel to Alliance Energy LLC pursuant to the Franchise Agreement with Alliance Energy LLC, net of rebates under the Volume Incentive Program Agreement. Please read "—Sub-Jobber Agreements."

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

        Under our partnership agreement, whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any other partner, on the other, our general partner will resolve that conflict. Our general partner will not be in breach of its obligations under our partnership agreement or its duties to us or our unitholders if the resolution of the conflict is:

  •
  approved by the conflicts committee of our general partner, although our general partner is not obligated to see(k) such approval;

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

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2011 and 2010 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2011	2010
Audit Fees (1)	$1,590	$2,145
Audit-Related Fees	32	63
Tax Fees (2)	1,132	666

Total	$2,754	$2,874

(1)
Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2011 and 2010, and fees for 2011 and 2010 included audits performed as part of the filing of Form S-3 and related amendment and prospectus supplement filings.

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

  (b)
  The following documents are filed as Exhibits to this report:

2.1**	—	Contribution Agreement dated November 21, 2011, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 23, 2011).
2.2	—	Exhibit A to Contribution Agreement (Exhibit 2.1), Determination of the Cash Adjustment (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 23, 2011).
3.1	—
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
Registration Rights Agreement, dated March 1, 2012, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 7, 2012).
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
10.7^	—
Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.8	—
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
10.9^	—
Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.10	—
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
10.11	—
Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).

10.12^	—	Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.13^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.14^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.15	—
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
10.16	—
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
10.17	—
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
10.18	—
Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.19	—
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
10.20	—
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

10.21	—	Ninth Amendment to Credit Agreement, dated as of July 18, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2008).
10.22	—
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
10.23^	—
Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.24^	—
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
10.27^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.28^	—
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
10.30^	—
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

10.32^	—	Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.33	—
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
10.34^	—
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
10.36	—
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
10.37	—
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
10.38	—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.39**	—
Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

10.40	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).
10.41	—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.42	—
Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.43^	—
Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.44††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.45	—
Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).
10.46	—
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
10.47^	—
Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).
10.48^	—
Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).

10.49	—	Third Amendment to Amended and Restated Credit Agreement, dated as of January 13, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2012).
10.50	—
Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2012).
10.51	—
Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.52^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).
10.53^*	—	Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101*	—	The following financial information from Global Partner's LP's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Partners' Equity and (v) Notes to Consolidated Financial Statements.

^
Management contract or compensatory plan or arrangement.

*
Filed herewith.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

††
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 12, 2012	By:	/s/ ERIC SLIFKA Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2012.

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

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2011 and 2010, and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 12, 2012

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,328	$2,361
Accounts receivable (less allowance of $4,375 and $3,799 as of December 31, 2011 and 2010, respectively)	621,670	553,066
Accounts receivable—affiliates	1,776	1,230
Inventories	664,144	586,831
Brokerage margin deposits	43,935	15,501
Fair value of forward fixed price contracts	15,450	1,942
Prepaid expenses and other current assets	61,561	36,714

Total current assets	1,412,864	1,197,645
Property and equipment, net	408,850	422,684
Intangible assets, net	36,710	40,065
Other assets	10,427	11,922

Total assets	$1,868,851	$1,672,316

Liabilities and partners' equity
Current liabilities:
Accounts payable	$575,776	$443,469
Working capital revolving credit facility—current portion	62,805	193,198
Environmental liabilities—current portion	2,936	5,535
Trustee taxes payable	76,523	69,828
Accrued expenses and other current liabilities	41,307	30,494
Obligations on forward fixed price contracts and other derivatives	11,707	9,157

Total current liabilities	771,054	751,681
Working capital revolving credit facility—less current portion	526,095	293,502
Revolving credit facility	205,000	300,000
Environmental liabilities—less current portion	27,303	28,970
Other long-term liabilities	24,110	21,347

Total liabilities	1,553,562	1,395,500
Commitments and contingencies (See Note 13)	—	—
Partners' equity
Common unitholders (21,580,563 units issued and 21,561,931 outstanding at December 31, 2011 and 13,293,139 units issued and 13,232,629 outstanding at December 31, 2010)	336,103	292,267
Subordinated unitholders (0 and 5,642,424 units issued and outstanding at December 31, 2011 and 2010)	—	(1,623)
General partner interest (1.06% and 1.20% interest with 230,303 equivalent units outstanding at December 31, 2011 and 2010, respectively)	(319)	(66)
Accumulated other comprehensive loss	(20,495)	(13,762)

Total partners' equity	315,289	276,816

Total liabilities and partners' equity	$1,868,851	$1,672,316

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2011	2010	2009
Sales	$14,835,729	$7,801,559	$5,818,411
Cost of sales	14,626,131	7,634,841	5,668,583

Gross profit	209,598	166,718	149,828
Costs and operating expenses:
Selling, general and administrative expenses	78,605	66,063	61,048
Operating expenses	73,534	47,781	35,043
Restructuring charges	2,030	—	—
Amortization expenses	4,800	3,526	2,986

Total costs and operating expenses	158,969	117,370	99,077

Operating income	50,629	49,348	50,751
Interest expense	(31,209)	(22,310)	(15,188)

Income before income tax expense	19,420	27,038	35,563
Income tax expense	(68)	—	(1,429)

Net income	19,352	27,038	34,134
Less: General partner's interest in net income, including incentive distribution rights	(684)	(677)	(791)

Limited partners' interest in net income	$18,668	$26,361	$33,343

Basic net income per limited partner unit	$0.88	$1.61	$2.56

Diluted net income per limited partner unit	$0.87	$1.59	$2.51

Basic weighted average limited partner units outstanding	21,280	16,346	13,017

Diluted weighted average limited partner units outstanding	21,474	16,597	13,279

Distributions per limited partner unit	$2.00	$1.96	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$19,352	$27,038	$34,134
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,359	20,082	14,740
Amortization of deferred financing fees	4,723	3,007	1,169
Bad debt expense	1,860	1,060	1,872
Stock-based compensation expense	361	228	1,946
Curtailment gain	—	—	(1,479)
Changes in operating assets and liabilities:
Accounts receivable	(70,464)	(218,214)	(91,146)
Accounts receivable—affiliate	(546)	335	953
Inventories	(77,313)	(120,908)	(225,577)
Broker margin deposits	(28,434)	2,558	(9,068)
Prepaid expenses, all other current assets and other assets	(29,520)	(12,077)	(6,226)
Accounts payable	132,307	200,020	23,666
Income taxes payable	—	(461)	(59)
Trustee taxes payable	6,695	28,344	8,906
Change in fair value of forward fixed price contracts	(10,958)	(10,810)	171,858
Accrued expenses, all other current liabilities and other long-term liabilities	4,221	(7,396)	13,182

Net cash used in operating activities	(17,357)	(87,194)	(61,129)
Cash flows from investing activities
Acquisitions	—	(248,359)	—
Capital expenditures	(15,957)	(14,687)	(9,075)
Proceeds from sale of property and equipment	2,588	49	13

Net cash used in investing activities	(13,369)	(262,997)	(9,062)
Cash flows from financing activities
Proceeds from public offerings, net	69,626	132,240	—
Borrowings from credit facilities, net	7,200	252,900	100,300
Repurchase of common units	(658)	(882)	(3,956)
Repurchased units withheld for tax obligations	(675)	(404)	(386)
Distributions to partners	(42,800)	(31,964)	(26,050)

Net cash provided by financing activities	32,693	351,890	69,908
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	1,967	1,699	(283)
Cash and cash equivalents at beginning of year	2,361	662	945

Cash and cash equivalents at end of year	$4,328	$2,361	$662

Supplemental information
Cash paid during the year for interest	$31,496	$22,048	$15,280

Cash paid during the year for income taxes	$6	$1,748	$1,572

Non-cash conversion of subordinated unitholders	$1,623	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2008	$163,092	$(4,189)	$(172)	$(15,263)	$143,468
Stock-based compensation	1,946	—	—	—	1,946
Distributions to partners	(14,398)	(11,004)	(648)	—	(26,050)
Phantom unit dividends	(32)	—	—	—	(32)
Repurchase of common units	(3,956)	—	—	—	(3,956)
Repurchased units withheld for tax obligations	(386)	—	—	—	(386)
Comprehensive income:
Net income	18,863	14,480	791	—	34,134
Other comprehensive income:
Change in fair value of cash flow hedges	—	—	—	3,879	3,879
Curtailment gain	—	—	—	3,619	3,619
Change in pension liability	—	—	—	798	798

Total comprehensive income	—	—	—	—	42,430

Balance December 31, 2009	165,129	(713)	(29)	(6,967)	157,420
Proceeds from public offerings, net	132,240	—	—	—	132,240
Stock-based compensation	228	—	—	—	228
Distributions to partners	(20,204)	(11,046)	(714)	—	(31,964)
Phantom unit dividends	(65)	—	—	—	(65)
Repurchase of common units	(882)	—	—	—	(882)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)
Comprehensive income:
Net income	16,225	10,136	677	—	27,038
Other comprehensive income:
Change in fair value of cash flow hedges	—	—	—	(6,371)	(6,371)
Change in pension liability	—	—	—	(424)	(424)

Total comprehensive income	—	—	—	—	20,243

Balance December 31, 2010	292,267	(1,623)	(66)	(13,762)	276,816
Conversion of subordinated units to common units	(1,623)	1,623			—
Proceeds from public offering, net	69,626	—	—	—	69,626
Stock-based compensation	361	—	—	—	361
Distributions to partners	(41,863)	—	(937)	—	(42,800)
Repurchase of common units	(658)	—	—	—	(658)
Repurchased units withheld for tax obligations	(675)	—	—	—	(675)
Comprehensive income:
Net income	18,668	—	684	—	19,352
Other comprehensive income:
Change in fair value of cash flow hedges	—	—	—	(4,039)	(4,039)
Change in pension liability	—	—	—	(2,694)	(2,694)

Total comprehensive income	—	—	—	—	12,619

Balance December 31, 2011	$336,103	$—	$(319)	$(20,495)	$315,289

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Nature of Business

        Global Partners LP (the "Partnership") is a publicly traded master limited partnership that engages in the wholesale and commercial distribution of refined petroleum products, renewable fuels and small amounts of natural gas and crude oil and also provides ancillary services to companies. The Partnership also receives revenue from retail sales of gasoline, convenience store sales and gas station rental income.

        As of December 31, 2011, the Partnership had five operating subsidiaries: Global Companies LLC, its subsidiary, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC and Global Energy Marketing LLC ("Global Energy") (the five operating subsidiaries, collectively, the "Companies"). The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership. GMG conducts the Partnership's end user business, including certain aspects of its retail gasoline business. Global Energy conducts portions of the Partnership's natural gas operations. In addition, GLP Finance Corp. ("GLP Finance") is a wholly owned subsidiary of the Partnership. GLP Finance has no material assets or liabilities. Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto. In January 2012, Alliance Retail LLC, a wholly owned subsidiary of GMG, was formed to hold certain property, plant and equipment acquired from Alliance Energy LLC (see "Recent Development—Acquisition of Alliance Energy LLC").

        The Partnership's 0.83% general partner interest is held by Global GP LLC, the Partnership's general partner (the "General Partner"). The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership's operations and activities and employs its officers and substantially all of its personnel. Affiliates of the General Partner, including its directors and executive officers, own 11,387,521 common units, representing a 41.5% limited partner interest.

Recent Development—Acquisition of Alliance Energy LLC

        On March 1, 2012, the Partnership acquired from AE Holdings Corp. ("AE Holdings") 100% of the outstanding membership interests in Alliance Energy LLC ("Alliance"), a gasoline distributor and operator of gasoline stations and convenience stores. In consideration, the Partnership issued to AE Holdings 5,850,000 common units representing limited partner interest in the Partnership and assumed long-term debt of Alliance, subject to post-closing adjustments, of approximately $180.0 million.

        Alliance's portfolio includes approximately 540 gasoline stations in New England, New York, New Jersey and Pennsylvania. Alliance owns or has long-term leases on approximately 253 sites and has supply contracts for the remaining stations. With the completion of the Alliance acquisition, the Partnership now has a total portfolio of approximately 800 owned, leased or supplied gas stations, expanding its geographic footprint for such stations to include Connecticut, Maine, New Jersey, New York and Pennsylvania. In addition, while the Partnership's existing stations are flying the Mobil flag, Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.

        In connection with the acquisition of Alliance, the Partnership incurred acquisition costs of $1.1 million for the year ended December 31, 2011, which are included in selling, general and administrative expenses in the accompanying consolidated statement of income, and expects to incur additional acquisition costs of approximately $5.0 million in 2012, for total estimated acquisition costs of approximately $6.1 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 reflect the accounts of the Partnership. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

        The Partnership's accounts receivable result from sales of refined petroleum products, renewable fuels and natural gas to its customers. The majority of the Partnership's accounts receivable relates to its petroleum marketing activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2011 and 2010, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

Inventories

        Except for its convenience store inventory, the Partnership hedges substantially all of its inventory through futures contracts and swap agreements. Hedges are executed when inventory is purchased and are identified with that specific inventory. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

        Inventories consisted of the following at December 31 (in thousands):

	2011	2010
Distillates: home heating oil, diesel and kerosene	$393,137	$377,123
Gasoline	154,303	115,542
Residual oil and crude oil	56,121	35,749
Blendstocks	57,970	55,919

Total	661,531	584,333
Convenience store inventory	2,613	2,498

Total	$664,144	$586,831

        In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $65.3 million and $126.8 million at December 31, 2011 and 2010, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $58.2 million and $115.2 million at December 31, 2011 and 2010, respectively. Exchange transactions are valued using current quoted market prices.

Property and Equipment

        Property and equipment are stated at cost. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized. Depreciation is charged to cost of sales and selling, general and administrative expenses over the estimated useful lives of the applicable assets, using straight-line methods. When applicable, the Partnership capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset. The estimated useful lives are as follows:

Buildings, docks, terminal facilities and improvements	15-25 years
Gasoline stations	25 years
Gasoline station equipment	7 years
Fixtures, equipment and automobiles	3-7 years

Intangibles and Other Long-Lived Assets

        Intangibles are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed using the straight line method over the estimated economic useful lives of the respective intangible assets, ranging from 2 to 20 years. Accounting and reporting guidance for long-lived assets, including intangibles, requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. The impairment evaluation is based on the projected cash flows of the particular asset. There were no indicators of impairment in 2011, 2010 and 2009, and thus, no evaluation was required as of the balance sheet dates ended December 31, 2011, 2010 and 2009. Accordingly, there were no impairments recorded in fiscal years 2011, 2010 and 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 9 and 20.

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

Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products, renewable fuels, natural gas and crude oil and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of sales at the time of sale based on the estimated future outcome. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. Convenience store products are recognized net of applicable provisions for discounts and allowances upon delivery, generally at the point of sale. Rental income is recognized on a straight-line basis over the term of the lease.

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. Any net differential for exchange agreements is to be recorded as a nonmonetary adjustment of inventory costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Substantially all of the Partnership's income is "qualifying income" for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership's financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership's agreement of limited partnership. Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the Partnership's consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in the Partnership is not available to the Partnership.

        One of the Partnership's wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG for the years ended December 31, 2011, 2010 and 2009. The after-tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. See Note 4.

        GMG files income tax returns in the United States and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2008.

        The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2011 (tax years ended December 31, 2011, 2010 and 2009). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2011. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in selling, general and administrative expenses.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

Concentration of Risk

        Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements. The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution. The Partnership provides credit, in the normal course of its business and generally does not require collateral. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership's large customer base. Losses have historically been within management's expectations. See Note 3 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements.

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

        The following table presents the Partnership's products as a percentage of total sales for the years ended December 31:

	2011	2010	2009
Gasoline sales: gasoline and blendstocks such as ethanol and naphtha	68%	60%	51%
Distillate sales: home heating oil, diesel and kerosene	28%	35%	44%
Residual oil and crude oil sales	4%	5%	5%

Total	100%	100%	100%

        The Partnership had one customer, ExxonMobil Oil Corporation ("ExxonMobil") who accounted for approximately 19%, 19% and 22% of sales for the years ended December 31, 2011, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

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

  Fair Value Hedges

        The fair value of the Partnership's derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation. The Partnership enters into futures contracts for the receipt or delivery of refined petroleum products, renewable fuels and crude oil in future periods. The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. Ineffectiveness related to these hedging activities was immaterial for the years ended December 31, 2011, 2010 and 2009.

        The Partnership also uses futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments. These agreements are intended to hedge the impact of commodity price changes on our inventories and forward fixed price commitments as well as to hedge the cost component of virtually all of the Partnership's forward fixed price purchase and sale commitments. Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales. Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature. Ineffectiveness related to these hedging activities was immaterial for the years ended December 31, 2011, 2010 and 2009.

        The Partnership also markets and sells natural gas. The Partnership generally conducts business by entering into forward purchase commitments for natural gas only when it simultaneously enters into arrangements for the forward sale of product for physical delivery to third-party users. Through these transactions, which establish an immediate margin, the Partnership seeks to maintain a position that is substantially balanced between firm forward purchase and sales commitments. Natural gas is generally purchased and sold at fixed prices and quantities. Current price quotes from actively traded markets are used in all cases to determine the contracts' fair value. Changes in the fair value of these contracts are recognized in earnings as an increase or decrease in cost of sales. See Note 3 for additional information on fair value hedges.

  Cash Flow Hedges

        The Partnership links all hedges that are designated as cash flow hedges to forecasted transactions. To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income and reclassified into interest expense or interest income in the same period during which the hedged transaction affects earnings.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

        The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated and accounted for as a cash flow hedge. The first collar, which became effective on May 14, 2007 and expired on May 14, 2011, was used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings on the revolving credit facility. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

        In October 2009, the Partnership executed a forward starting interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.

        In addition, in April 2011, the Partnership executed an interest rate cap with a major financial institution. The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.

        See Note 3 for additional information on the Partnership's cash flow hedges.

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

        On April 20, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2011 through March 31, 2011. On July 21, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from April 1, 2011 through June 30, 2011. On October 19, 2011, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from July 1, 2011 through September 30, 2011. On January 18, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from October 1, 2011 through December 31, 2011. These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs. See Note 14, "Partners' Equity, Allocations and Cash Distributions" for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

        The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)	$19,352	$18,668	$684	$—
Declared distribution	$44,112	$43,160	$464	$488
Assumed allocation of undistributed net income	(24,760)	(24,492)	(268)	—

Assumed allocation of net income	$19,352	$18,668	$196	$488

Denominator:
Basic weighted average limited partner units outstanding		21,280
Dilutive effect of phantom units (Note 12)		194

Diluted weighted average limited partner units outstanding		21,474
Basic net income per limited partner unit		$0.88

Diluted net income per limited partner unit		$0.87

	Year Ended December 31, 2010
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (2)	$27,038	$26,361	$677	$—
Declared distribution	$35,204	$34,429	$453	$322
Assumed allocation of undistributed net income	(8,166)	(8,068)	(98)	—

Assumed allocation of net income	$27,038	$26,361	$355	$322

Denominator:
Basic weighted average limited partner units outstanding		16,346
Dilutive effect of phantom units (Note 12)		251

Diluted weighted average limited partner units outstanding		16,597
Basic net income per limited partner unit		$1.61

Diluted net income per limited partner unit		$1.59

(1)
Calculation includes the effect of the public offerings in November 2010 and February 2011 (see Note 15) and, as a result, the general partner interest was, based on a weighted average, 1.09% for the year ended December 31, 2011.

(2)
Calculation includes the effect of the public offerings in March 2010 and November 2010 (see Note 15) and, as a result, the general partner interest was, based on a weighted average, 1.53% for the year ended December 31, 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

	Year Ended December 31, 2009
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)	$34,134	$33,343	$791	$—
Declared distribution	$26,262	$25,614	$448	$200
Assumed allocation of undistributed net income	7,872	7,729	143	—

Assumed allocation of net income	$34,134	$33,343	$591	$200

Denominator:
Basic weighted average limited partner units outstanding		13,017
Dilutive effect of phantom units (Note 12)		262

Diluted weighted average limited partner units outstanding		13,279
Basic net income per limited partner unit		$2.56

Diluted net income per limited partner unit		$2.51

(1)
For the year ended December 31, 2009, the general partner interest was 1.73%.

        Limited partner units outstanding exclude common units held by the General Partner on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations (as defined in Note 12). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Pension Plan	Derivatives	Total
Balance at December 31, 2009	$—	$(6,967)	$(6,967)
Change in fair value of cash flow hedges	—	(6,371)	(6,371)
Change in pension liability	(424)	—	(424)

Balance at December 31, 2010	(424)	(13,338)	$(13,762)
Change in fair value of cash flow hedges	—	(4,039)	(4,039)
Change in pension liability	(2,694)	—	(2,694)

Balance at December 31, 2011	$(3,118)	$(17,377)	$(20,495)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.    Summary of Significant Accounting Policies (continued)

New Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for the Partnership's annual and interim reporting periods beginning on January 1, 2012. The Partnership does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". Both ASU's are effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Partnership's adoption of these standards is not expected to have a material impact on its consolidated financial statements.

Note 3.    Derivative Financial Instruments

        The following table presents the volume of activity related to the Partnership's derivative financial instruments at December 31, 2011:

	Units(1)	Unit of Measure
Product Contracts
Long	16,528	Thousands of barrels
Short	(22,085)	Thousands of barrels
Natural Gas Contracts
Long	17,517	Thousands of decatherms
Short	(17,517)	Thousands of decatherms
Interest Rate Collar	$100	Millions of dollars
Interest Rate Swap	$100	Millions of dollars
Interest Rate Cap	$100	Millions of dollars
  (1)
  Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of cash settlements under the contracts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Derivative Financial Instruments (continued)

  Fair Value Hedges

        The following table presents the gross fair values of the Partnership's derivative instruments and firm commitments and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

Asset Derivatives	Balance Sheet Location (Net)	2011 Fair Value	2010 Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(2)	$3,607	$3,896
Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	12,163	3,049

Total asset derivatives		$15,770	$6,945

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(4)	$—	$13,538
Derivatives not designated as hedging instruments
Product and natural gas contracts	(4)	11,936	2,896

Total liability derivatives		$11,936	$16,434

(1)
Includes forward fixed price purchase and sale contracts as recognized in the Partnership's consolidated balance sheets at December 31, 2011 and 2010
(2)
Fair value of forward fixed price contracts at December 31, 2011 and fair value of forward fixed price contracts and prepaid expenses and other current assets at December 31, 2010
(3)
Fair value of forward fixed price contracts and prepaid expenses and other current assets at December 31, 2011 and 2010
(4)
Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities December 31, 2011 and 2010

        The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives
		2011	2010	2009
Product contracts	Cost of sales	$(77,855)	$(60,166)	$(254,440)

		Amount of Gain (Loss) Recognized in Income on Hedged Items
Hedged Items in Fair Value Hedged Relationships	Location of Gain (Loss) Recognized in Income on Hedged Item
		2011	2010	2009
Inventories and forward fixed price contracts	Cost of sales	$78,166	$60,320	$255,218

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Derivative Financial Instruments (continued)

        The Partnership's derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

        The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership's consolidated balance sheets being hedged by the following derivative instruments at December 31 (in thousands):

	2011	2010
Futures contracts	$3,607	$(6,480)
Swaps and other, net	136	(735)

Total	$3,743	$(7,215)

        The total balances of $3.7 million and ($7.2) million reflect the fair value of the forward fixed price contract asset/(liability) net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

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

        The Partnership has a daily margin requirement with its brokers based on the prior day's market results on open futures contracts. The brokerage margin balance was $43.9 million and $15.5 million at December 31, 2011 and 2010, respectively.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts, options and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. The Partnership utilizes primarily two clearing brokers, both major financial institutions, for all New York Mercantile Exchange ("NYMEX") and Chicago Mercantile Exchange ("CME") derivative transactions and the right of offset exists. Accordingly, the fair value of derivative instruments is presented on a net basis in the consolidated balance sheets. Exposure on forward purchase and sale commitments and swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates. See Note 2 for additional information on fair value hedges.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Derivative Financial Instruments (continued)

  Cash Flow Hedges

        The Partnership executed two zero premium interest rate collars with major financial institutions. Each collar is designated and accounted for as a cash flow hedge. The first collar, which became effective on May 14, 2007 and expired on May 14, 2011, was used to hedge the variability in interest payments due to changes in the three-month LIBOR rate with respect to $100.0 million of three-month LIBOR-based borrowings on the revolving credit facility. The fair value of the first collar was a liability of approximately $1.2 million as of December 31, 2010 and was recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheet.

        On September 29, 2008, the Partnership executed its second zero premium interest rate collar. The second collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership's $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate. Under the second collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%. As of December 31, 2011, the one-month LIBOR rate of 0.27% was lower than the floor rate. As a result, in January 2012, the Partnership remitted to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $202,400 and, at December 31, 2011, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. The fair values of the second collar, excluding accrued interest, were liabilities of approximately $3.8 million and $4.8 million as of December 31, 2011 and 2010, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the second collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar's strike rates.

        In October 2009, the Partnership executed a forward starting interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%. The fair values of the swap were liabilities of approximately $12.4 million and $7.3 million as of December 31, 2011 and 2010, respectively, and were recorded in other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis. The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

        On April 8, 2011, the Partnership executed an interest rate cap with a major financial institution. The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility. The fair value of the rate cap was an asset of approximately $306,000 as of December 31, 2011 and was recorded in both other assets and accumulated other comprehensive income in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Derivative Financial Instruments (continued)

accompanying balance sheet. Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty's ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring. The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap's strike rate.

        The following table presents the fair value of the Partnership's derivative instruments involved in cash flow hedging relationships and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011 Fair Value	2010 Fair Value
Asset derivatives
Interest rate cap	Other assets	$306	$—
Liability derivatives
Interest rate collars	Other long-term liabilities	$3,817	$6,042
Interest rate swap	Other long-term liabilities	12,446	7,296

Total liability derivatives		$16,263	$13,338

        The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership's consolidated statements of income and partners' equity for the years ended December 31 (in thousands):

				Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Derivatives in Cash Flow Hedging Relationship
	2011	2010	2009	2011	2010	2009
Interest rate collars	$2,225	$1,005	$3,799	$—	$—	$—
Interest rate swap	(5,151)	(7,376)	80	—	—	—
Interest rate cap	(1,113)	—	—	—	—	—

Total	$(4,039)	$(6,371)	$3,879	$—	$—	$—

        Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the years ended December 31, 2011, 2010 and 2009. The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $3.8 million, $5.9 million and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Derivatives Not Involved in a Hedging Relationship

        While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues inherent in the business, such as weather conditions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.    Derivative Financial Instruments (continued)

        The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments
		2011	2010	2009
Product contracts	Cost of sales	$9,517	$6,505	$8,766

Note 4.    Income Taxes

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2011	2010	2009
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	5.7%	6.4%	6.4%
Partnership income not subject to tax	(39.3)%	(40.4)%	(36.4)%

Effective income tax rate	0.4%	—%	4.0%

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$—	$(1,732)	$1,106
State	68	170	381

Total current	68	(1,562)	1,487
Deferred:
Federal	67	1,558	(43)
State	(67)	4	(15)

Total deferred	—	1,562	(58)

Total	$68	$—	$1,429

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Income Taxes (continued)

        Significant components of current and long-term deferred taxes were as follows at December 31 (in thousands):

	2011		2010
	Current	Long-Term	Current	Long-Term
Deferred Income Tax Assets
Accounts receivable allowances	$97	$—	$86	$—
Environmental liability	—	2,342	—	—
Intangible assets	—	168	149	—
Other	8	—	—	—
Federal net operating loss carryforwards	—	5,686	—	981
State net operating loss carryforwards	—	1,234	—	375
Federal tax credit carryforward	—	103	—	107

Deferred tax asset, gross	105	9,533	235	1,463
Valuation allowance	—	—	—	—

Total deferred tax assets, net	$105	$9,533	$235	$1,463
Deferred Income Tax Liabilities
Property and equipment	$—	$(5,815)	$—	$(3,293)
Land	—	(3,823)	—	—
Accounts receivable allowances	—	—	—	(15)

Total deferred tax liabilities	$—	$(9,638)	$—	$(3,308)

Net deferred tax assets (liabilities)	$105	$(105)	$235	$(1,845)

        At December 31, 2011, the Partnership had $3.8 million of deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results, that these assets are expected to be realized in a future period and, accordingly, no valuation allowance was required.

        At December 31, 2011, the Partnership also had a $3.8 million deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

        At December 31, 2011, the Partnership had federal and state net operating loss carryforwards of approximately $16.7 million and $17.8 million, respectively, that will begin to expire in 2030 and 2015, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.    Income Taxes (continued)

        At December 31, 2011 and 2010, the Partnership had no unrecognized tax benefits recorded in the financial statements. The Partnership does not expect any significant changes in unrecognized tax benefits in 2012.

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2011	2010	2009
Income before income tax expense	$19,420	$27,038	$35,563
Non-taxable income	(18,817)	(27,076)	(32,580)

Income subject to income tax expense	$603	$(38)	$2,983

        The Partnership made approximately $6,000, $1.7 million and $1.6 million in income tax payments during 2011, 2010 and 2009, respectively.

Note 5.    Acquisitions

        Retail Gas Stations/Fuel Supply Acquisition—On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $4.2 million of convenience store inventory and gasoline and diesel inventory in the ordinary course of business that was stored at the acquired sites. Additionally, the Partnership acquired the right to supply Mobil-branded fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers. The Partnership outsources the day-to-day management and operations of these locations to Alliance.

        The Partnership incurred acquisition expenses of approximately $0.8 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statement of income. The Partnership financed the acquisition through borrowings under its Credit Agreement. This acquisition was accounted for as a business combination.

        The following table presents the allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Buildings and improvements	$59,271
Land	118,634
Fixtures and equipment	47,008
Intangibles	7,400

Total assets purchased	232,313
Less environmental liabilities assumed	(30,000)

Total cash consideration	$202,313

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.    Acquisitions (continued)

        Newburgh Terminals—On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the "NewburghTerminals") for cash consideration of $46.0 million plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $9.5 million of inventory in the normal course of business that was stored in the acquired terminals. The Partnership incurred acquisition expenses of approximately $1.4 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statement of income. The Partnership financed the acquisition through its revolving credit facility. This acquisition was accounted for as a business combination.

        The following table presents the allocation of the cash consideration to the estimated fair value of the assets acquired and environmental liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Buildings, docks, terminal facilities and improvements	$34,887
Land	4,500
Fixtures, equipment and automobiles	525
Intangibles	7,634

Total assets purchased	47,546
Less environmental liabilities assumed	(1,500)

Total cash consideration	$46,046

        Valuation of Assets—The purchase price for each of the above acquisitions was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that used information and assumptions provided by management.

        As part of the purchase price allocations, the identifiable intangible assets acquired by and that are now the property of the Partnership include supply contracts and, in the case of the Newburgh Terminals, customer relationships. The Partnership used the income approach to value the intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.    Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2011	2010
Buildings, docks, terminal facilities and improvements	$313,108	$307,616
Land	145,935	149,244
Fixtures, equipment and automobiles	12,685	11,056
Construction in process	13,696	5,894

Total property and equipment	485,424	473,810
Less accumulated depreciation	(76,574)	(51,126)

Total	$408,850	$422,684

        Included in construction in process were approximately $4.6 million and $3.9 million of capitalized computer software development costs as of December 31, 2011 and 2010, respectively.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $24.4 million, $15.6 million and $10.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $1.2 million, $0.9 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        There were no fully depreciated assets written off for the years ended December 31, 2011 and 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.    Intangible Assets

        Intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
At December 31, 2011
Intangible assets subject to amortization:
Terminalling services	$26,365	$(6,015)	$20,350	20 years
Customer relationships	17,986	(9,932)	8,054	8-15 years
Supply contracts	8,510	(2,090)	6,420	5-15 years
Workforce	347	(75)	272	20 years
Brand incentive program	1,445	(165)	1,280	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(877)	65	3-5 years
Customer contracts	307	(307)	—	2 years

Total	57,041	(20,600)	36,441
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$57,310	$(20,600)	$36,710

At December 31, 2010
Intangible assets subject to amortization:
Terminalling services	$26,365	$(4,696)	$21,669	20 years
Customer relationships	17,986	(8,293)	9,693	8-15 years
Supply contracts	8,510	(536)	7,974	5-15 years
Workforce	347	(59)	288	20 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(770)	172	3-5 years
Customer contracts	307	(307)	—	2 years

Total	55,596	(15,800)	39,796
Brand names, not subject to amortization	269	—	269	Indefinite

Total intangible assets	$55,865	$(15,800)	$40,065

        The aggregate amortization expense was approximately $4.8 million, $3.5 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2012	$4,404
2013	3,992
2014	3,961
2015	3,462
2016	2,302
Thereafter	18,320

Total intangible assets subject to amortization	36,441
Brand names, not subject to amortization	269

Total intangible assets	$36,710

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt

Credit Agreement

        On January 26, 2011, the Partnership requested an increase in the working capital revolving credit facility in an amount equal to $100.0 million, and on February 11, 2011, certain lenders under the Partnership's Amended and Restated Credit Agreement dated May 14, 2010, as amended (the "Credit Agreement") committed to the $100.0 million increase which increased the total available commitments under the Credit Agreement to $1.25 billion. The Credit Agreement will mature on May 14, 2014.

        There are two facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $900.0 million; and

  •
  a $350.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt (continued)

        The Partnership currently has a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 3 for additional information on these cash flow hedges.

        The Partnership incurs a letter of credit fee of 2.50%—3.00% per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

        The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $526.1 million and $293.5 million at December 31, 2011 and 2010, respectively, representing the amounts expected to be outstanding during the year. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the working capital revolving credit facility was approximately $62.8 million and $193.2 million at December 31, 2011 and 2010, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2011, the Partnership had total borrowings outstanding under the Credit Agreement of $793.9 million, including $205.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $240.2 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $215.9 million and $252.6 million at December 31, 2011 and 2010, respectively.

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

        The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. On July 19, 2011, the Partnership entered into a Second Amendment to the Credit Agreement which amended the Credit Agreement and modified certain financial covenants. The Partnership was in compliance with the foregoing covenants at December 31, 2011. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).

        In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership's Available Cash (as defined in its partnership agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt (continued)

        On January 13, 2012, the Partnership entered into a Third Amendment to Amended and Restated Credit Agreement (the "Third Amendment"), which amended the Credit Agreement. Pursuant to the Third Amendment, in addition to borrowings that are permitted under the Partnership's $350.0 million revolving credit facility for general corporate purposes, the Partnership may borrow additional proceeds in an amount of not more than $75.0 million to be used to finance general corporate purposes, including working capital needs, so long as the proceeds are less than or equal to the amount by which availability under the then existing borrowing base exceeds $900.0 million. The Third Amendment is effective during the period from January 13, 2012 through the earlier of (a) the consummation date of the Partnership's acquisition of 100% of the equity interests of Alliance from AE Holdings and (b) March 13, 2012. On March 1, 2012, the Partnership completed the acquisition of Alliance (see Note 1).

        On January 31, 2012, and in connection with the acquisition of Alliance, the Partnership entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment") which amended the Credit Agreement. The Fourth Amendment became effective on March 1, 2012 upon the consummation of the acquisition of Alliance (the "Fourth Amendment Effective Date") and modified the following provisions:

        Exercise of Existing Accordion and Increase to Revolving Credit Facility—In connection with the acquisition of Alliance, the Partnership increased in an amount equal to $150.0 million the revolving credit facility for a total credit facility of up to $1.4 billion. Certain lenders under the Credit Agreement, as well as six new lenders, agreed to fund said $150.0 million increase. The $150.0 million increase was accomplished by two parts: (i) the exercise of the existing accordion provisions of the Credit Agreement in an amount equal to $100.0 million; and (ii) an additional $50.0 million increase to the revolving credit facility.

        Request for Increase (New Accordion)—Provided there exists no Default (as defined in the Credit Agreement), the Partnership may request an additional increase to the working capital revolving credit facility by up to an additional $100.0 million, for a total credit facility of up to $1.5 billion. Any such request for an increase must be in a minimum amount of $5.0 million.

        Swing Line Loans—A swing line has been added to the credit facility pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as such term is defined in the Credit Agreement). Swing line loans will bear interest on the Base Rate (as such term is defined in the Credit Agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.    Debt (continued)

  Financial Covenants—

  (i)
  Minimum Combined EBITDA (as defined in the Fourth Amendment) as at the end of each fiscal quarter from and after March 31, 2012 increased from not less than $75.0 million to not less than $110.0 million. The calculation of the minimum Combined EBITDA covenant includes the pro forma effect of a Permitted Acquisition (as defined in the Credit Agreement) as if such acquisition occurred on the first date of the test period.

  (ii)
  Prior to the Fourth Amendment Effective Date, the Combined Senior Secured Leverage Ratio (as defined in the Credit Agreement) as at the end of the fiscal quarter ending March 31, 2012 shall not be greater than 2:75:1.00. From and after the Fourth Amendment Effective Date but prior to the occurrence of the Covenant Reduction Date (as defined below), the Combined Senior Secured Leverage Ratio shall not be greater than (a) 3.50:1.00 as at the end of each of the fiscal quarters ending March 31, 2012 and June 30, 2012, (b) 3.25:1.00 as at the end of the fiscal quarter ending September 30, 2012, (c) 3.00:1.00 as at the end of the fiscal quarter ending December 31, 2012 and (d) 2.75:1.00 as at the end of the fiscal quarter ending March 31, 2013 and for each fiscal quarter ending thereafter. From and after the occurrence of the Covenant Reduction Date, the Combined Senior Secured Leverage Ratio shall not be greater than 2.75:1.00 as at the end of each fiscal quarter. The "Covenant Reduction Date" means the last day of the fiscal quarter which occurs immediately after the fiscal quarter in which the Partnership receives proceeds of not less than $150.0 million from any Equity Issuance or the issuance of Senior Unsecured Notes or unsecured Subordinated Debt (as such terms are defined in the Credit Agreement).

        Capital Expenditures—The ceiling for aggregate Capital Expenditures (as defined in the Credit Agreement) for the fiscal year ending December 31, 2012 and thereafter increased from $30.0 million for any fiscal year to $40.0 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Environmental Liabilities

        The Partnership currently owns or leases properties where refined petroleum products, renewable fuels and crude oil are being or have been handled. These properties and the refined petroleum products, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations. Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

        In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil (see Note 5), the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at approximately 70 of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership's estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

        In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York from Warex Terminals Corporation (see Note 5), the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.    Environmental Liabilities (continued)

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million. In June 2008, the Partnership submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. The Partnership responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, the Partnership changed its estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. In July 2009, NYDEC approved the remedial action work plan, and the Partnership signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. The remedial action work has been implemented pursuant to the approved work plan, and the post-remediation stage of operation, monitoring and maintenance has commenced and is ongoing. As a result, the Partnership changed its estimate and reduced the environmental liability by $1.7 million during the second quarter ended June 30, 2011. The change in estimate, which is reflected in operating expenses in the accompanying statement of income, increased net income for the year ended December 31, 2011 by approximately $1.7 million, or $0.08 per limited partner unit, basic and diluted.

        The following table presents a summary roll forward of the Partnership's environmental liabilities at December 31, 2011 (in thousands):

Environmental Liability Related to:	Balance at December 31, 2010	Change in Estimate 2011	Payments in 2011	Balance at December 31, 2011
Retail Gas Stations	$29,766	$—	$(1,603)	$28,163
Newburgh (Warex)	1,500	—	—	1,500
Glenwood Landing and Inwood	468	—	(64)	404
Albany	2,771	(1,697)	(902)	172

Total environmental liabilities	$34,505	$(1,697)	$(2,569)	$30,239

Current portion	$5,535			$2,936
Long-term portion	28,970			27,303

Total environmental liabilities	$34,505			$30,239

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.    Trustee Taxes and Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2011	2010
Barging transportation, product storage and other ancillary costs	$25,302	$17,678
Swaps and other derivatives	122	2,602
Employee compensation	11,212	5,465
Other	4,671	4,749

Total	$41,307	$30,494

        Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

        In addition, the Partnership had trustee taxes payable of $76.5 million at December 31, 2011, which consisted of $57.2 million related to an ethanol credit and $19.3 million in various pass-through taxes collected from customers on behalf of taxing authorities. Trustee taxes payable at December 31, 2010 of $69.8 million consisted of $40.2 million related to an ethanol credit and $29.6 million in various pass-through taxes collected from customers on behalf of taxing authorities.

Note 11.    Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the cost of living index. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan are equal to 50% of each employee's contributions that do not exceed 4% of the employee's compensation. The General Partner also makes discretionary non-matching contributions for certain groups of employees in amounts up to 2% of eligible compensation. Profit-sharing contributions may also be made at the sole discretion of the General Partner's board of directors. This plan had expenses of approximately $1.1 million, $1.0 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has a qualified pension plan (the "Plan") that covers all eligible employees. Effective December 31, 2009, the Plan was amended to freeze participation in and benefit accruals under the Plan. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements received increased benefits under the Plan, effective December 31, 2009. As a result of the freeze, the Partnership recognized a curtailment gain of approximately $1.5 million which was recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2009. The curtailment gain consisted of approximately $5.1 million in a change in benefit obligation and approximately $3.6 million in an unrecognized net actuarial loss. As of December 31, 2011, the Partnership had a net unfunded pension liability of approximately $3.2 million, representing the fair value of plan assets of $12.5 million and a projected benefit obligation of $15.7 million.

        As of December 31, 2010, the Plan had a projected benefit obligation of $12.9 million and plan assets of $10.7 million. The change in the pension liability in 2011 of $2.7 million has been recorded in other comprehensive income. Actual return on plan assets was $0.3 million and $1.1 million in 2011 and 2010, respectively. Net periodic pension costs related to these pension plans were $0.1 million, $0.2 million and $1.8 million in 2011, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.    Employee Benefit Plans with Related Party (continued)

        The discount rate is determined by examining the current yields observed on the measurement date of fixed-interest, high quality investments expected to be available during the period to maturity of the related benefits on a plan by plan basis. The discount rate for the Plan was 4.5% in 2011 and 5.5% in 2010. The expected long-term rate of return on plan assets is determined by using the Plan's target allocation and historical returns for each asset class. The expected long-term rate of return for the Plan was 8.0% in 2011, 2010 and 2009.

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

        The Plan is not significant to the Partnership. Total contributions made by the Partnership to the Plan were $1.7 million, $1.1 million and $2.0 million in 2011, 2010 and 2009, respectively.

Note 12.    Long-Term Incentive Plan

        The General Partner has a Long-Term Incentive Plan ("LTIP") whereby 564,242 common units were initially authorized for issuance. Any units delivered pursuant to an award under the LTIP may be acquired in the open market or from any affiliate, be newly issued units or any combination of the foregoing. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of unit options, unit appreciation rights, restricted units, phantom units and distribution equivalent rights.

        The Partnership granted phantom unit awards in 2009 and 2008 for which it recorded compensation expenses of approximately $0.4 million, $0.5 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2011 was approximately $209,000.

  Status of Non-Vested Units

        The following table presents a summary of the status of the non-vested units:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2010	241,565	$12.77
Granted	—	—
Vested	(102,676)	12.46
Forfeited	—	—

Outstanding non-vested units at December 31, 2011	138,889	$13.01

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.    Long-Term Incentive Plan (continued)

  Repurchase Program

        In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership's common units (the "Repurchase Program") for the purpose of meeting the General Partner's anticipated obligations to deliver common units under the LTIP and meeting the General Partner's obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the "General Partner's Obligations"). Up to 445,000 of its common units in the aggregate is authorized to be acquired, over an extended period of time, consistent with the General Partner's Obligations. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. Through December 31, 2011, the General Partner repurchased 261,291 common units pursuant to the Repurchase Program for approximately $5.5 million.

        At December 31, 2011 and 2010, common units outstanding as reported in the accompanying consolidated financial statements excluded 18,632 and 60,510 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations.

Note 13.    Commitments and Contingencies

        The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non-cancelable terms of one year or more at December 31, 2011 (in thousands):

2012	$1,748
2013	1,511
2014	1,115
2015	1,119
2016	993
Thereafter	3,846

Total	$10,332

        Total expenses under the operating lease arrangements amounted to approximately $2.3 million, $2.2 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Partnership also receives lease income from office space leased at one of its owned terminals for $0.2 million per year through January 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Commitments and Contingencies (continued)

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $0.8 million and $1.0 million at December 31, 2011 and 2010, respectively. Depreciation expense for equipment under the capital leases was approximately $245,000, $188,000 and $177,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The following provides the future minimum payments for capital lease obligations at December 31, 2011 (in thousands):

2012	$159
2013	66
2014	66
2015	66
2016	66

Total	$423

Terminal and Throughput Leases

        The Partnership entered into terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2011 (in thousands):

2012	$13,251
2013	4,388
2014	2,056
2015	2,068
2016	1,720
Thereafter	1,607

Total	$25,090

        Total expenses reflected in cost of sales related to these operating leases were approximately $26,000, $17,000 and $15,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Leases of Gasoline Stations

        The Partnership entered into gasoline station lease arrangements at various gasoline stations. The following provides future minimum lease commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2011 (in thousands):

2012	$2,967
2013	2,506
2014	2,292
2015	2,072
2016	1,487
Thereafter	3,054

Total	$14,378

        Total expenses under these operating lease arrangements amounted to approximately $3.3 million, $0.9 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Commitments and Contingencies (continued)

Purchase Commitments

        The minimum volume purchase requirements for 2012 under the Partnership's existing supply agreements are approximately 852 million gallons. The Partnership purchased approximately 1.4 billion, 481 million and 878 million gallons of product under the Partnership's existing supply agreements for $4.0 billion, $1.0 billion and $1.4 billion in 2011, 2010 and 2009, respectively, which included fulfillment of the minimum purchase obligation under these commitments. The increases in the amounts of products purchased (both in gallons and dollars) in 2011 compared to 2010 and 2009 are due to increases in Mobil-branded fuel to sub-jobbers pursuant to the Partnership's brand fee agreement.

Brand Fee Agreement

        The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate its retail gas stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the acquired gas stations, are due on a monthly basis. The following provides total future minimum payments under the agreement with non-cancelable terms of one year or more at December 31, 2011 (in thousands):

2012	$9,000
2013	9,000
2014	9,000
2015	9,000
2016	9,000
Thereafter	76,500

Total	$121,500

        Total expenses reflected in cost of sales related this agreement were approximately $9.0 million, $2.7 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Commercial Agreement

        The Partnership entered into a series of agreements related to the transportation of ethanol to the Partnership's Albany, New York terminal. Pursuant to the agreements, the shipping requirement may be satisfied by the Partnership or by third parties shipping on the Partnership's behalf. Assuming the Partnership ships 6,000 cars, the expected shipping requirement, the following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2011 (in thousands):

2012	$23,370
2013	23,370
2014	23,370
2015	23,370
2016	23,370
Thereafter	19,475

Total	$136,325

        In the event the Partnership does not ship any cars in a given year, it is subject to a minimum fee of approximately $5.2 million for that year. The arrangement, which began in 2010, is based on the movement of rail cars. Excess shipper utilization can be applied to the subsequent contract year. The Partnership met its commitment for each of the years ended December 31, 2011 and 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.    Commitments and Contingencies (continued)

Environmental Liabilities

        Please see Note 9 for a discussion of the Partnership's environmental liabilities.

Legal Proceedings

        Please see Note 20 for a discussion of the Partnership's legal proceedings.

Note 14.    Partners' Equity, Allocations and Cash Distributions

Units Outstanding

        Partners' equity at December 31, 2011 consisted of 21,580,563 common units outstanding (including 5,442,590 common units held by affiliates of the General Partner, including directors and executive officers), collectively representing a 98.94% effective ownership interest in the Partnership, and 230,303 general partner units representing a 1.06% general partner interest in the Partnership.

        Partners' equity at December 31, 2011 and 2010 excluded common units outstanding of 18,632 and 60,510 common units, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner's Obligations. See Note 12, "Long-Term Incentive Plan—Repurchase Program."

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

Subordinated Units

        On February 16, 2011, based upon satisfying certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units have converted to common units.

General Partner Units

        The Partnership's general partner interest is represented by general partner units. The General Partner is entitled to a percentage (equal to the general partner interest) of all cash distributions of available cash on all common units. The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, holders of the incentive distribution rights and the General Partner will receive.

        The Partnership's general partner interest has the management rights as set forth in the Partnership's partnership agreement.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Partners' Equity, Allocations and Cash Distributions (continued)

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

Allocations of Net Income

        Net income is allocated between the General Partner and the common unitholders in accordance with the provisions of the Partnership's partnership agreement. Net income is generally allocated first to the General Partner and the common unitholders in an amount equal to the net losses allocated to the General Partner and the common unitholders in the current and prior tax years under the Partnership's partnership agreement. The remaining net income is allocated to the General Partner and the common unitholders in accordance with their respective percentage interests of the general partner units and common units.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Partners' Equity, Allocations and Cash Distributions (continued)

        The Partnership paid the following cash distributions during 2011, 2010 and 2009 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution
2009
02/13/09 (1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/15/09 (1)(2)	0.4875	3,621	2,751	112	50	6,534
08/14/09 (1)(2)	0.4875	3,621	2,751	112	50	6,534
11/13/09 (1)(2)	0.4875	3,621	2,751	112	50	6,534
2010
02/12/10 (1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/10 (2)(3)	0.4875	5,527	2,751	112	65	8,455
08/13/10 (2)(3)	0.4875	5,527	2,751	112	65	8,455
11/12/10 (3)(4)	0.4950	5,612	2,793	114	84	8,603
2011
02/14/11 (5)(6)	$0.5000	$6,647	$2,821	$115	$108	$9,691
05/13/11 (6)	0.5000	10,790	N/A	116	122	11,028
08/12/11 (6)	0.5000	10,790	N/A	116	122	11,028
11/14/11 (6)	0.5000	10,790	N/A	116	122	11,028
(1)
Prior to the Partnership's public offering in March 2010 (see Note 15), the limited partner interest was 98.27% and the general partner interest was 1.73%.
(2)
This distributions of $0.4875 per unit resulted in the Partnership exceeding its first target level distribution for each of the four quarters 2009 and for the first two quarters of 2010. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(3)
Prior to the Partnership's public offering in November 2010 (see Note 15), the limited partner interest was 98.66% and the general partner interest was 1.34%.
(4)
This distribution of $0.4950 per unit resulted in the Partnership exceeding its first target level distribution for the third quarter of 2010. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(5)
On February 16, 2011, based upon satisfying certain distribution and performance tests provided in the Partnership's partnership agreement, all 5,642,424 subordinated units converted to common units. Prior to the conversion and the February 2011 offering, the Partnership made this distribution in the following manner: firstly, 98.80% to the common unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; secondly, 98.80% to the common unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period; thirdly, 98.80% to the subordinated unitholders, pro rata, and 1.20% to the General Partner, until the Partnership distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter.
(6)
This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2010 and first three quarters of 2011. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.    Partners' Equity, Allocations and Cash Distributions (continued)

        In addition, on January 18, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from October 1, 2011 through December 31, 2011 ($2.00 per unit on an annualized basis) to the Partnership's common unitholders of record as of the close of business February 3, 2012. On February 14, 2012, the Partnership paid the total cash distribution of approximately $11.0 million.

Note 15.    Unitholders' Equity

        On March 19, 2010, the Partnership completed a public offering of 3,910,000 common units at a price of $22.75 per common unit. Net proceeds were approximately $84.6 million for the year ended December 31, 2011, after deducting underwriting fees and offering expenses.

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

Note 16.    Related-Party Transactions

        The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. ("GPC"), an affiliate of the Partnership that is 100% owned by members of the Slifka family. The agreement, which extends through July 31, 2014 with annual renewal options thereafter, is accounted for as an operating lease.

        The following provides future minimum payments at December 31, 2011, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2012	$7,262
2013	7,262
2014	4,236

Total	$18,760

        The expenses under this agreement totaled $8.8 million, $8.7 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses include annual consumer price index adjustments of approximately $1.5 million, $1.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $96,000, $87,000 and $73,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time. As of December 31, 2011, no such notice of termination was given by either party.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.    Related-Party Transactions (continued)

        Pursuant to the Partnership's Amended and Restated Services Agreement with Alliance, the Partnership also provides certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance, an affiliate of the Partnership that is wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family. The income from these services was approximately $187,000, $196,000 and $382,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in amounts received from Alliance in 2011 and 2010 compared to 2009 was because the nature, scope and extent of services previously provided by the Partnership have diminished. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. The agreement is for an indefinite term, and Alliance may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time. As of December 31, 2011, no such notice of termination was given by Alliance.

        The Partnership sells refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $187.1 million, $20.1 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sales for the year ended December 31, 2011 include sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies LLC and Alliance, effective March 1, 2011.

        In addition, Global Companies LLC and GMG entered into management agreements with Alliance in connection with the Partnership's September 2010 acquisition of retail gas stations from ExxonMobil. The management fee and overhead reimbursement were approximately $2.6 million and $1.6 million, respectively, for the year ended December 31, 2011 and $0.8 million and $0.8 million, respectively, for the year ended December 31, 2010.

        The General Partner employs substantially all of the Partnership's employees. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. The expenses for the years ended December 31, 2011, 2010 and 2009, including payroll, payroll taxes and bonus accruals, were $48.9 million, $38.6 million and $39.0 million, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan and the General Partner's qualified and non-qualified pension plans. See Note 11, Employee Benefit Plans with Related Party.

        The table below presents trade receivables with Alliance, receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2011	2010
Receivables from Alliance (BFA) (1)	$738	$—
Receivables from Alliance	205	296
Receivables from GPC	302	224
Receivables from the General Partner (2)	531	710

Total	$1,776	$1,230

(1)
Receivables from Alliance reflect the Partnership's billings for branded fuel to Alliance, as a sub-jobber, pursuant to the Partnership's brand fee agreement.

(2)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Segment Reporting

        The Partnership's operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the "CODM") and include Wholesale, Commercial, Retail Gasoline, Convenience Stores and Rental Income from gas stations. Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis. These operating segments are aggregated into two reportable segments as discussed below.

        The Partnership primarily engages in the wholesale and commercial distribution of refined petroleum products, renewable fuels and small amounts of natural gas and crude oil. The Partnership's primary business is organized within two reporting segments, Wholesale and Commercial, based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

        In the Wholesale reporting segment, which represents a standalone reporting segment, the Partnership sells gasoline (including blendstocks such as ethanol and naphtha) and diesel to unbranded and Mobil-branded retail gasoline stations and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. The Partnership also sells crude oil to refiners. Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.

        Within the Commercial reporting segment, the Partnership aggregates the Commercial and Retail Gasoline operating segments into this reporting segment based upon similar products, classes of customer, distribution methods and economic characteristics. The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and small amounts of natural gas to end user customers in the public sector and to large commercial and industrial end users (in the case of commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms), (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity, and (3) sales of Mobil-branded gasoline to end users. Commercial segment end user customers include Mobil-branded gasoline customers at the Partnership's directly operated gas stations, federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer's designated location, typically hiring third-party common carriers to deliver the product.

        The Convenience Stores and Rental Income operating segments individually are not material and, therefore, do not meet the quantitative and qualitative metrics for disclosure as a reportable segment on a standalone basis. Further, these segments do not have similar characteristics with the other operating segments that would enable these segments to be aggregated together with another operating segment. As such, the Convenience Stores and Rental Income segments are not reportable segments and are, therefore, aggregated into an "all other" category for disclosure purposes.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Segment Reporting (continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Wholesale:
Sales
Gasoline (1)	$9,757,838	$4,554,046	$2,954,461
Distillates	3,866,316	2,680,729	2,467,883
Residual oil and crude oil	70,189	39,353	32,803

Total	$13,694,343	$7,274,128	$5,455,147
Net product margin (2)
Gasoline	$96,273	$64,677	$40,706
Distillates	50,383	80,948	95,098
Residual oil and crude oil	17,226	9,398	9,430

Total	$163,882	$155,023	$145,234
Commercial:
Sales (1)	$1,082,600	$511,326	$363,264

Net product margin (2)	$38,616	$18,438	$15,410
All Other:
Sales (1) (3)	$58,786	$16,105	$—

Net product margin (2)	$31,491	$8,885	$—
Combined sales and net product margin:
Sales	$14,835,729	$7,801,559	$5,818,411

Net product margin (2)	$233,989	$182,346	$160,644
Depreciation allocated to cost of sales	24,391	15,628	10,816

Combined gross profit	$209,598	$166,718	$149,828

(1)
On September 30, 2010, the Partnership completed its acquisition of retail gas stations and supply rights from ExxonMobil (see Note 5). As these assets were not in place for a substantial portion of the year ended December 31, 2010 or for any portion of the year ended December 31, 2009, the above results are not directly comparable for periods prior to September 2010.

(2)
Net product margin is a non-GAAP financial measure used by management and external users of the Partnership's consolidated financial statements to assess the Partnership's business. The table above reconciles net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

(3)
Sales in the "All Other" category consist of convenience store revenues and rental income.

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $2.8 billion (19%), $1.4 billion (19%) and $1.3 billion (22%) of the Partnership's total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.    Segment Reporting (continued)

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2011	2010	2009
Combined gross profit	$209,598	$166,718	$149,828
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	78,605	66,063	61,048
Operating expenses	73,534	47,781	35,043
Restructuring charges	2,030	—	—
Amortization expenses	4,800	3,526	2,986

Total operating costs and expenses	158,969	117,370	99,077

Operating income	50,629	49,348	50,751
Interest expense	(31,209)	(22,310)	(15,188)
Income tax expense	(68)	—	(1,429)

Net income	$19,352	$27,038	$34,134

        There were no foreign sales for the years ended December 31, 2011, 2010 and 2009. The Partnership has no foreign assets.

Segment Assets

        In connection with its acquisition of retail gas stations from ExxonMobil (see Note 5), the Partnership acquired assets of approximately $232.3 million, of which approximately $171.3 million of property and equipment has been allocated to the Wholesale segment as of the acquisition date. As of December 31, 2011, these assets had a net book value of approximately $147.5 million. Due to the commingled nature and uses of the remainder of the Partnership's assets, it is not reasonably possible for the Partnership to allocate these assets between its reportable segments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.    Fair Value Measurements (continued)

        The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2011				Fair Value as of December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$609,566	$—	$609,566	$—	$585,323	$—	$585,323	$—
Fair value of forward fixed price contracts	15,450	—	15,450	—	1,942	—	1,942	—
Swap agreements and options	239	121	118	—	211	152	59	—
Interest rate cap	306	—	306		—	—	—	—

Total	$625,561	$121	$625,440	$—	$587,476	$152	$587,324	$—

Liabilities:
Obligations on forward fixed price contracts	$(11,707)	$—	$(11,707)	$—	$(9,157)	$—	$(9,157)	$—
Swap agreements and option contracts	(123)	(121)	(2)	—	(2,446)	(150)	(2,296)	—
Interest rate collars and swap	(16,263)	—	(16,263)	—	(13,338)	—	(13,338)	—

Total liabilities	$(28,093)	$(121)	$(27,972)	$—	$(24,941)	$(150)	$(24,791)	$—

        The majority of the Partnership's derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. Specifically, the fair values of the Partnership's financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership's hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership's interest rate collars, swap and interest rate cap. The Partnership has not changed its valuation techniques or inputs during the years ended December 31, 2011 and 2010.

        For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 5 for acquired assets and liabilities measured on a non-recurring basis during the fiscal year ended December 31, 2010. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2011.

  Financial Instruments

        The fair value of the Partnership's financial instruments approximated the carrying value as of December 31, 2011 and 2010, in each case due to the short-term nature and the variable interest rate of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.    Restructuring Charges

        In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives. This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011 and included in restructuring charges in the accompanying consolidated statements of income. A total of approximately $838,000 was paid through December 31, 2011.

        The following table presents the changes in the Partnership's restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2010	$—
Restructuring expense	2,030
Cash payments	(838)

Balance at December 31, 2011	$1,192

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

  Other

        In December 2011, certain of the employees assigned to certain of the Partnership's terminals in Newburgh, New York elected to join the incumbent union representing certain employees at the Partnership's Glenwood Landing, Inwood and Oyster Bay, New York terminals. The Partnership is negotiating a collective bargaining agreement with respect to these employees and does not believe the result of these negotiations will have a material adverse effect on its operations.

        The Partnership received from the Environmental Protection Agency (the "EPA"), by letter dated November 2, 2011, a reporting requirement and testing order (the "Request for Information") for information under the Clean Air Act. The Request for Information is part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt. The Partnership is complying with the Request for Information. The Partnership does not believe that a violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.    Legal Proceedings (continued)

        On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516 S. The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance's purchase of gas stations from ExxonMobil in February 2011 (the "Initial Connecticut Litigation"). Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America ("GASDA") and Michael J. Fox, the Executive Director of GASDA. The complaint alleges, among other things, failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute. The litigation is in its early stages, and the Partnership believes it has meritorious defenses. On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC. The complaint was filed by five of the six dealers as in the Initial Connecticut Litigation and was filed in connection with Alliance's acquisition by the Partnership. The complaint alleges failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute. Alliance believes that it has meritorious defenses to the second complaint and intends to vigorously defend both lawsuits.

        In May 2011, certain of the employees assigned to the Partnership's terminal in Chelsea, Massachusetts elected to join the incumbent union representing other employees at this terminal. The Partnership is negotiating a collective bargaining agreement with respect to these employees and does not believe the result of these negotiations will have a material adverse effect on its operations.

        In January 2011, the trustee administering the post-bankruptcy litigation trust of Lyondell Chemical Company ("Lyondell") and certain of its affiliates brought an action against the Partnership to recover payments totaling approximately $6.0 million made to the Partnership by an affiliate of Lyondell that the trustee claims were paid shortly before the Lyondell bankruptcy and at a time when the affiliate was insolvent, allegedly permitting the avoidance or recovery of those payments pursuant to bankruptcy law. The lawsuit was vigorously defended on the grounds that payments were made by the bankruptcy debtor in the ordinary course of both its and the Partnership's business and/or as contemporaneous payment for its receipt of a volume of product of a value equivalent to the payments. While the Partnership believes that it would have prevailed in this lawsuit, the lawsuit was settled in January 2012 by the Partnership making a payment to the litigation trust of $135,000.

        On February 24, 2010, the Office of the Attorney General for the State of Maine (the "Maine Attorney General") issued a subpoena to Alliance in connection with an investigation of retail motor fuel pricing. The subpoena requests a variety of information regarding Alliance's gasoline purchases and sales within the State of Maine between January 2008 and March 2010. In August 2010, Alliance provided responsive materials to the Maine Attorney General. While the Partnership cannot predict the outcome of the investigation, it does not expect that the outcome will have a material adverse effect on it operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.    Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2011
Sales	$3,551,072	$3,412,148	$3,765,765	$4,106,744	$14,835,729
Gross profit	$56,250	$44,571	$49,279	$59,498	$209,598
Net income (loss) (1)	$8,293	$(848)	$1,858	$10,049	$19,352
Limited partners' interest in net income (loss)	$8,093	$(961)	$1,716	$9,820	$18,668
Basic net income (loss) per limited partner unit (2)	$0.40	$(0.04)	$0.08	$0.46	$0.88
Diluted net income (loss) per limited partner unit (2)	$0.39	$(0.04)	$0.08	$0.45	$0.87
Cash distributions per limited partner unit (3)	$0.50	$0.50	$0.50	$0.50	$2.00

	First	Second	Third	Fourth	Total
Year ended December 31, 2010
Sales	$1,964,745	$1,534,701	$1,546,839	$2,755,274	$7,801,559
Gross profit	$47,768	$31,961	$35,095	$51,894	$166,718
Net income	$17,389	$3,159	$551	$5,939	$27,038
Limited partners' interest in net income	$17,050	$3,052	$479	$5,780	$26,361
Basic net income per limited partner unit (2)	$1.26	$0.18	$0.03	$0.32	$1.61
Diluted net income per limited partner unit (2)	$1.23	$0.18	$0.03	$0.32	$1.59
Cash distributions per limited partner unit (3)	$0.4875	$0.4875	$0.4875	$0.4950	$1.9575

(1)
Includes $1.7 million related to a change in estimate of in remediation obligations with respect to the Albany, New York terminal during the second quarter ended June 30, 2011 (see Note 9) and $1.7 million and $0.3 million of restructuring charges for the quarters ended September 30, 2011 and December 31, 2011, respectively (see Note 19).

(2)
See Note 2 for net income per limited partner unit calculation.

(3)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

Note 22.    Subsequent Events

        On January 13, 2012, the Partnership entered into a Third Amendment to Amended and Restated Credit Agreement. See Note 8.

        On January 31, 2012, the Partnership entered into a Fourth Amendment to Amended and Restated Credit Agreement. See Note 8.

        On February 14, 2012, the Partnership paid a cash distribution of approximately $11.0 million to its common unitholders of record as of the close of business on February 3, 2012.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GLOBAL PARTNERS LP
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts—accounts receivable	$3,799	$1,860	$—	$(1,284)	$4,375
Year ended December 31, 2010
Allowance for doubtful accounts—accounts receivable	$3,006	$1,060	$6	$(273)	$3,799
Year ended December 31, 2009
Allowance for doubtful accounts—accounts receivable	$3,274	$1,872	$14	$(2,154)	$3,006

INDEX TO EXHIBITS

Exhibit Number		Description
2.1**	—	Contribution Agreement dated November 21, 2011, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 23, 2011).
2.2	—	Exhibit A to Contribution Agreement (Exhibit 2.1), Determination of the Cash Adjustment (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 23, 2011).
3.1	—	Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).
4.1	—	Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.2	—	Registration Rights Agreement, dated March 1, 2012, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.1	—	Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2005).
10.2^	—	Global Partners GP Long-Term Incentive Plan effective as of October 4, 2005 (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to Form S-1 (File No. 333-124755) filed on July 1, 2005).
10.3	—	Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).
10.4	—	Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).
10.5	—	Credit Agreement, dated October 4, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group LLC, Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent and L/C issuer (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 11, 2005).
10.6	—	First Amendment to Credit Agreement, dated as of November 10, 2005, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2005).
10.7^	—	Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).

Exhibit Number		Description
10.8	—	Second Amendment to Credit Agreement, dated as of August 2, 2006, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2006).
10.9^	—	Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.10	—	Third Amendment to Credit Agreement, dated as of April 24, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2007).
10.11	—	Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.12^	—	Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.13^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.14^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.15	—	Fourth Amendment to Credit Agreement, dated as of August 21, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2007).
10.16	—	Fifth Amendment to Credit Agreement, dated as of October 23, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2007).
10.17	—	Sixth Amendment to Credit Agreement, dated as of November 29, 2007, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2007).
10.18	—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).

Exhibit Number		Description
10.19	—	Waiver Letter and Seventh Amendment to Credit Agreement, dated as of March 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 8, 2008).
10.20	—	Eighth Amendment to Credit Agreement, dated as of June 13, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2008).
10.21	—	Ninth Amendment to Credit Agreement, dated as of July 18, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2008).
10.22	—	Tenth Amendment to Credit Agreement and Limited Waiver, dated as of September 26, 2008, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2008).
10.23^	—	Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.24^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2009).
10.25^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2009).
10.26^	—	Amended and Restated Deferred Compensation Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 7, 2009).
10.27^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.28^	—	First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.29^	—	Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2009).

Exhibit Number		Description
10.30^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 13, 2009).
10.31^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 13, 2009).
10.32^	—	Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.33	—	Joinder Agreement, dated as of August 5, 2009, among Global Energy Marketing LLC, as a new guarantor, Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP and Global GP LLC, as guarantors, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009).
10.34^	—	Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.35^	—	Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
10.36	—	Consent Regarding Capital Expenditure Limit for 2010 Fiscal Year, dated as of January 26, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp. and Chelsea Sandwich LLC, as borrowers, Global Partners LP, Global GP LLC and Global Energy Marketing LLC, as guarantors, each lender from time to time party to the Credit Agreement, and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2010).
10.37	—	Amended and Restated Credit Agreement, dated as of May 14, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2010).
10.38	—	First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.39**	—	Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).

Exhibit Number		Description
10.40	—	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).
10.41	—	First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.42	—	Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.43^	—	Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.44††	—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.45	—	Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).
10.46	—	Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2011).
10.47^	—	Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).
10.48^	—	Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).

Exhibit Number		Description
10.49	—	Third Amendment to Amended and Restated Credit Agreement, dated as of January 13, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2012).
10.50	—	Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2012).
10.51	—	Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.52^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).
10.53^*	—	Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101*	—	The following financial information from Global Partner's LP's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Partners' Equity and (v) Notes to Consolidated Financial Statements.

^
Management contract or compensatory plan or arrangement.
*
Filed herewith.
†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
††
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.