Form 10-Q
period 2012-03-31
GLOBAL PARTNERS LP
filed 2012-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The issuer had 27,430,563 common units outstanding as of May 3, 2012.

Item 1.    Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,462	$4,328
Accounts receivable, net	542,518	621,670
Accounts receivable—affiliates	807	1,776
Inventories	671,860	664,144
Brokerage margin deposits	36,975	43,935
Fair value of forward fixed price contracts	26,892	15,450
Prepaid expenses and other current assets	67,676	61,561
Total current assets	1,354,190	1,412,864

Property and equipment, net	728,785	408,850
Intangible assets, net	65,136	36,710
Other assets	13,632	10,427
Total assets	$2,161,743	$1,868,851
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$463,638	$575,776
Working capital revolving credit facility—current portion	112,825	62,805
Environmental liabilities—current portion	4,431	2,936
Trustee taxes payable	93,607	76,523
Accrued expenses and other current liabilities	36,789	41,307
Obligations on forward fixed price contracts and other derivatives	13,184	11,707
Total current liabilities	724,474	771,054
Working capital revolving credit facility—less current portion	529,775	526,095
Revolving credit facility	397,000	205,000
Environmental liabilities—less current portion	47,557	27,303
Other long-term liabilities	28,692	24,110
Total liabilities	1,727,498	1,553,562
Partners’ equity
Common unitholders (27,430,563 units issued and 27,411,931 outstanding at March 31, 2012 and 21,580,563 units issued and 21,561,931 outstanding at December 31, 2011)	454,160	336,103
General partner interest (0.83% and 1.06% interest with 230,303 equivalent units outstanding at March 31, 2012 and December 31, 2011, respectively)	(449)	(319)
Accumulated other comprehensive loss	(19,466)	(20,495)
Total partners’ equity	434,245	315,289
Total liabilities and partners’ equity	$2,161,743	$1,868,851

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$3,975,481	$3,551,072
Cost of sales	3,920,162	3,494,822
Gross profit	55,319	56,250

Costs and operating expenses:
Selling, general and administrative expenses	22,467	21,110
Operating expenses	23,358	17,804
Amortization expenses	1,574	1,163
Total costs and operating expenses	47,399	40,077

Operating income	7,920	16,173

Interest expense	(9,320)	(7,880)

(Loss) income before income tax expense	(1,400)	8,293

Income tax expense	—	—

Net (loss) income	(1,400)	8,293

Less: General partner’s interest in net (loss) income, including incentive distribution rights	(108)	(200)

Limited partners’ interest in net (loss) income	$(1,508)	$8,093

Basic net (loss) income per limited partner unit	$(0.06)	$0.40

Diluted net (loss) income per limited partner unit	$(0.06)	$0.39

Basic weighted average limited partner units outstanding	23,555	20,424

Diluted weighted average limited partner units outstanding	23,727	20,643

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net (loss) income	$(1,400)	$8,293
Other comprehensive income:
Change in fair value of cash flow hedges	731	1,718
Change in pension liability	298	140
Total other comprehensive income	1,029	1,858
Total comprehensive (loss) income	$(371)	$10,151

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(1,400)	$8,293
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,216	7,505
Amortization of deferred financing fees	1,314	1,097
Bad debt expense	90	1,590
Stock-based compensation expense	(72)	73
Changes in operating assets and liabilities:
Accounts receivable	97,863	71,883
Accounts receivable – affiliate	969	134
Inventories	3,705	(31,490)
Broker margin deposits	6,960	934
Prepaid expenses, all other current assets and other assets	(1,447)	(6,599)
Accounts payable	(149,113)	(106,265)
Trustee taxes payable	7,115	2,930
Change in fair value of forward fixed price contracts	(9,965)	(5,019)
Accrued expenses, all other current liabilities and other long-term liabilities	(6,998)	(5,032)
Net cash used in operating activities	(41,763)	(59,966)

Cash flows from investing activities
Acquisition of Alliance (cash component of the purchase price)	(184,505)	—
Capital expenditures	(5,184)	(2,179)
Net cash used in investing activities	(189,689)	(2,179)

Cash flows from financing activities
Proceeds from public offering, net	—	69,666
Borrowings from credit facilities, net	245,700	6,300
Repurchased units withheld for tax obligations	(96)	(675)
Distributions to partners	(11,018)	(9,660)
Net cash provided by financing activities	234,586	65,631

Increase in cash and cash equivalents	3,134	3,486
Cash and cash equivalents at beginning of period	4,328	2,361
Cash and cash equivalents at end of period	$7,462	$5,847

Supplemental information
Cash paid during the period for interest	$9,242	$7,749
Non-cash conversion of subordinated unitholders	$—	$1,623
Non-cash investing activities
Effect of acquisition of Alliance:
Fair value of tangible assets acquired	$(359,195)
Fair value of liabilities assumed	76,784
Fair value of common units issued	130,513
Fair value of intangible assets	(30,000)
Receivable from AE Holdings representing contractual consideration	(2,607)
Net cash paid in connection with the acquisition of Alliance	$(184,505)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other	Total
	Common	Partner	Comprehensive	Partners’
	Unitholders	Interest	Loss	Equity

Balance at December 31, 2011	$336,103	$(319)	$(20,495)	$315,289
Issuance of common units in connection with the acquisition of Alliance	130,513	—	—	130,513
Net (loss) income	(1,508)	108	—	(1,400)
Other comprehensive income	—	—	1,029	1,029
Stock-based compensation	(72)	—	—	(72)
Distributions to partners	(10,790)	(238)	—	(11,028)
Phantom unit dividends	10	—	—	10
Repurchased units withheld for tax obligations	(96)	—	—	(96)
Balance at March 31, 2012	$454,160	$(449)	$(19,466)	$434,245

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded master limited partnership that engages in the distribution of refined petroleum products, renewable fuels, crude oil and natural gas and also provides ancillary services to companies.  The Partnership also receives revenue from retail sales of gasoline, convenience store sales and gas station rental income.

On March 1, 2012, the Partnership acquired from AE Holdings Corp. (“AE Holdings”) 100% of the outstanding membership interests in Alliance Energy LLC (“Alliance”) (see Note 2).  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family.

As of March 31, 2012, the Partnership had six operating subsidiaries:  Global Companies LLC (“Global Companies”), its subsidiary, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC (“Global Energy”) and Alliance (the six operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  GMG conducts the Partnership’s end user business, including certain aspects of its retail gasoline business.  Global Energy conducts portions of the Partnership’s natural gas operations.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.  Portside LLC and Bursaw Oil LLC are wholly-owned subsidiaries of Alliance which hold certain properties.  In January 2012, Alliance Retail LLC, a wholly owned subsidiary of GMG, was formed to hold certain property, plant and equipment acquired from Alliance.

The Partnership’s 0.83% general partner interest is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and all of its personnel, except for its gasoline stations and convenience store employees and certain personnel, who are employed by GMG.  Affiliates of the General Partner, including its directors and executive officers, own 11,387,521 common units, representing a 41.5% limited partner interest.

Basis of Presentation

The financial results of Alliance for one month ended March 31, 2012 are included in the accompanying statements of operations for the three months ended March 31, 2012.  The accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2011 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2012.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended March 31,
	2012	2011
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	59%	56%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	41%	44%
Total	100%	100%

The Partnership had one significant customer, ExxonMobil Oil Corporation (“ExxonMobil”), which accounted for approximately 16% and 20% of total sales for the three months ended March 31, 2012 and 2011, respectively.

Note 2.                      Business Combination

On March 1, 2012, the Partnership acquired from AE Holdings 100% of the outstanding membership interests in Alliance, a gasoline distributor and operator of gasoline stations and convenience stores.  The aggregate purchase price of the acquisition was approximately $312.4 million, consisting of both cash and non-cash components.  Alliance was an affiliate of the Partnership as Alliance was owned by AE Holdings which is approximately 95% owned by members of the Slifka family.  Both the Partnership and Alliance shared certain common directors.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Alliance subsequent to the acquisition date.

The purchase price includes a cash payment of $184.5 million which was funded by the Partnership through additional borrowings under its revolving credit facility.  The consideration also includes the issuance of 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 on March 1, 2012, resulting in equity consideration of $130.5 million.  Pursuant to the Contribution Agreement, there was a $1.9 million adjustment as a result of the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  There were also $0.7 million in miscellaneous adjustments based on certain cash and non-cash changes in the Alliance operations from October 1, 2011 (when the acquisition was initially agreed to by the parties) to February 29, 2012 (collectively with the $1.9 million adjustment, the “Cash Adjustment”).  The Cash Adjustment was recorded in prepaid expenses and other current assets in the accompanying balance sheet at March 31, 2012.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Business Combination (continued)

The following is a summary of the purchase price as of the date of acquisition (in thousands, except units):

Number of Partnership common units issued	5,850,000
Price per common unit on March 1, 2012, date of acquisition	$22.31
Total fair value of common units issued		$130,513
Cash consideration paid		184,505
“Cash Adjustment” receivable		(2,607)
Total purchase price		$312,411

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased and liabilities assumed.

The following table presents the preliminary allocation of the purchase price (in thousands):

Assets purchased:
Accounts receivable	$18,801
Inventory	11,421
Prepaid expenses	3,235
Property and equipment	322,393
Intangibles	30,000
Other non-current assets	3,345
Total assets purchased	389,195
Liabilities assumed:
Accounts payable	(36,975)
Assumption of environmental liabilities (see Note 12)	(22,000)
Trustee taxes payable	(9,969)
Accrued expenses	(2,211)
Other non-current liabilities	(5,629)
Total liabilities assumed	(76,784)
Total purchase price	$312,411

Management is currently in the process of evaluating the purchase price accounting.  The liability for environmental matters has been estimated by the Partnership with the assistance from a third party specialist.  Based on a preliminary analysis received to date, the estimated provision for environmental matters related to Alliance is $22.0 million.  This provision represents the estimated contingency related to such environmental matters (see Note 12 for additional information).

The Partnership has engaged another third-party valuation firm to assist in the valuation of Alliance’s property and equipment.  This valuation is in the early stages, and the fair value estimated in the table above of $322.4 million was developed by management based on their history of similar acquisitions.  The fair value of $30.0 million assigned to the intangibles was estimated by management based on their history of similar acquisitions and will be supported by a third-party valuation firm.

The fair values of the remaining Alliance assets and liabilities noted above approximate their carrying values at March 1, 2012.  It is possible that once the Partnership receives the completed valuations on the environmental matters, property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Business Combination (continued)

As part of the purchase price allocation, identifiable intangible assets include supply contracts that are being amortized over seven years.  For the three months ended March 31, 2012, amortization expense amounted to $357,000.  The Partnership does not expect any goodwill resulting from this acquisition.

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

The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2012 (3/1/12 – 12/31/12)	$3,571
2013	4,286
2014	4,286
2015	4,286
2016	4,286
Thereafter	9,285
Total	$30,000

In connection with the acquisition, the Partnership incurred acquisition related costs of $5.1 million.  Of this amount, $1.1 million and $4.0 million are included in selling, general and administrative expenses in the statement of operations for the year ended December 31, 2011 and three months ended March 31, 2012, respectively.  At March 31, 2012, $1.3 million of these costs remain accrued and unpaid, and the Partnership expects these remaining costs to be paid by June 30, 2012.

Alliance operates a network of company owned and operated gasoline stations and convenience stores and is a distributor of gasoline to leased and independently-owned stations.  Alliance owns and operates stations and offers its services in Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey and Pennsylvania.  The acquisition of Alliance will enable the Partnership to expand its gasoline distribution business and continue to increase its presence across the Northeast United States.  The Alliance business is integrated into the Partnership’s Gasoline Distribution and Station Operations reporting segment (see Note 10).

Supplemental Pro-Forma Information — Sales for Alliance included in the Partnership’s consolidated statement of operations for the three months ended March 31, 2012 were approximately $150.9 million, which the Partnership believes were not material to its consolidated sales for this period.  The following unaudited pro-forma information presents the consolidated results of operations of the Partnership and Alliance as if the Alliance acquisition occurred at the beginning of each period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands):

	Three Months Ended March 31,
	2012	2011
Sales	$4,209,736	$3,911,182
Net (loss) income	$(9,205)	$7,981
Net (loss) income per limited partner unit, basic and diluted	$(0.34)	$0.30

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net (Loss) Income Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income is assumed to be allocated to the common unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three months ended March 31, 2012 and 2011 (in thousands, except per unit data):

	Three Months Ended March 31, 2012
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net (loss) income (1)	$(1,400)	$(1,508)	$108	$—

Declared distribution	$13,986	$13,716	$115	$155
Adjustment to distribution in connection with the Alliance acquisition (2)	(1,929)	(1,929)	—	—
Adjusted declared distribution	12,057	11,787	115	155
Assumed allocation of undistributed net income	(13,457)	(13,295)	(162)	—
Assumed allocation of net income	$(1,400)	$(1,508)	$(47)	$155

Denominator:
Basic weighted average limited partner units outstanding		23,555
Dilutive effect of phantom units		172
Diluted weighted average limited partner units outstanding		23,727

Basic net loss per limited partner unit		$(0.06)
Diluted net loss per limited partner unit		$(0.06)

(1)             On March 1, 2012, the general partner interest was reduced to 0.83% as a result of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 2).  This calculation includes the effect of this common unit issuance and is based on a weighted average of 0.97% for the three months ended March 31, 2012.

(2)             In connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net (Loss) Income Per Limited Partner Unit (continued)

	Three Months Ended March 31, 2011
		Limited	General
		Partner	Partner
	Total	Interest	Interest	IDRs
Numerator:
Net income (1)	$8,293	$8,093	$200	$—

Declared distribution	$11,028	$10,790	$116	$122
Assumed allocation of undistributed net income	(2,735)	(2,697)	(38)	—
Assumed allocation of net income	$8,293	$8,093	$78	$122

Denominator:
Basic weighted average limited partner units outstanding		20,424
Dilutive effect of phantom units		219
Diluted weighted average limited partner units outstanding		20,643

Basic net income per limited partner unit		$0.40
Diluted net income per limited partner unit		$0.39

(1)                On February 8, 2011, the general partner interest was reduced to 1.06% as a result of the November 2010 and February 2011 public offerings.  This calculation includes the effect of these public offerings and is based on a weighted average of 1.11% for the three months ended March 31, 2011.

On April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2012 through March 31, 2012.  This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs.  See Note 9, “Cash Distributions” for further information.

At March 31, 2012 and at December 31, 2011, common units outstanding as reported in the accompanying consolidated financial statements excluded 18,632 common units held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

Note 4.       Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Pension Plan	Derivatives	Total
Balance at December 31, 2011	$(3,118)	$(17,377)	$(20,495)
Change in fair value of cash flow hedges	—	731	731
Change in pension liability	298	—	298
Balance at March 31, 2012	$(2,820)	$(16,646)	$(19,466)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Inventories

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

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Distillates: home heating oil, diesel and kerosene	$275,848	$393,137
Gasoline	211,348	154,303
Gasoline Blendstocks	124,811	57,970
Residual oil and crude oil	53,146	56,121
Total	665,153	661,531
Convenience store inventory	6,707	2,613
Total	$671,860	$664,144

In addition to its own inventory, the Partnership has exchange agreements with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $51.5 million and $65.3 million at March 31, 2012 and December 31, 2011, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $59.5 million and $58.2 million at March 31, 2012 and December 31, 2011, respectively. Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2012:

	Units (1)	Unit of Measure
Product Contracts
Long	8,719	Thousands of barrels
Short	(14,166)	Thousands of barrels

Natural Gas Contracts
Long	16,099	Thousands of decatherms
Short	(16,099)	Thousands of decatherms

Interest Rate Collar	$100	Millions of dollars

Interest Rate Swap	$100	Millions of dollars

Interest Rate Cap	$100	Millions of dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts related to the receipt or delivery of refined petroleum products, renewable fuels and crude oil in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2012 and 2011.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments.  These agreements are intended to hedge the impact of commodity price changes on the Partnership’s inventories and forward fixed price commitments as well as to hedge the cost component of virtually all of the Partnership’s forward fixed price purchase and sale commitments.  Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  Ineffectiveness related to these hedging activities was immaterial for the three months ended March 31, 2012 and 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

		March 31,	December 31
	Balance Sheet	2012	2011
Asset Derivatives	Location (Net)	Fair Value	Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(2)	$13,910	$3,607

Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	14,089	12,163

Total asset derivatives		$27,999	$15,770

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(4)	$1,590	$—

Derivatives not designated as hedging instruments
Product and natural gas contracts	(4)	14,012	11,936

Total liability derivatives		$15,602	$11,936

(1)          Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at March 31, 2012 and December 31, 2011

(2)          Fair value of forward fixed price contracts and prepaid expenses and other current assets at March 31, 2012 and fair value of forward fixed price contracts at December 31, 2011

(3)          Fair value of forward fixed price contracts and prepaid expenses and other current assets at March 31, 2012 and December 31, 2011

(4)          Obligations on forward fixed price contracts and other derivatives and accrued expenses and other current liabilities at March 31, 2012 and December 31, 2011

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives in Fair Value	Recognized in	March 31,
Hedging Relationships	Income on Derivatives	2012	2011

Product contracts	Cost of sales	$(89,878)	$(114,809)

		Amount of Gain (Loss)
		Recognized in Income on
		Hedged Items
	Location of Gain (Loss)	Three Months Ended
Hedged Items in Fair Value	Recognized in Income	March 31,
Hedge Relationships	on Hedged Item	2012	2011

Inventories and forward fixed price contracts	Cost of sales	$89,957	$115,061

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheets being hedged by the following derivative instruments (in thousands):

	March 31, 2012	December 31, 2011
Futures contracts	$13,554	$3,607
Swaps and other, net	154	136
Total	$13,708	$3,743

The total balances of $13.7 million and $3.7 million reflect the fair value of the forward fixed price contract asset/(liability) net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its brokers based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $37.0 million and $43.9 million at March 31, 2012 and December 31, 2011, respectively.

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

On September 29, 2008, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar is designated and accounted for as a cash flow hedge. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of March 31, 2012, the one-month LIBOR rate of 0.24% was lower than the floor rate.  As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $205,000 and, at March 31, 2012, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the collar, excluding accrued interest, were liabilities of approximately $3.5 million and $3.8 million as of March 31, 2012 and December 31, 2011, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

In October 2009, the Partnership executed a forward starting interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.  The fair values of the swap were liabilities of approximately $12.0 million and $12.4 million as of March 31, 2012 and December 31, 2011, respectively, and were recorded in other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

On April 8, 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.  The fair values of the rate cap were assets of approximately $282,600 and $306,000 as of March 31, 2012 and December 31, 2011, respectively, and were recorded in both other assets and accumulated other comprehensive income in the accompanying balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty’s ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring.  The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap’s strike rate.

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at March 31, 2012 and December 31, 2011 (in thousands):

		March 31,	December 31,
Derivatives Designated as	Balance Sheet	2012	2011
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$283	$306

Liability derivatives
Interest rate collar	Other long-term liabilities	$3,502	$3,817
Interest rate swap	Other long-term liabilities	12,007	12,446
Total liability derivatives		$15,509	$16,263

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three months ended March 31, 2012 and 2011 (in thousands):

			Recognized in Income
	Amount of Gain (Loss)		on Derivatives
	Recognized in Other		(Ineffectiveness Portion
	Comprehensive Income		and Amount Excluded
	on Derivatives		from Effectiveness Testing)
	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2012	2011	2012	2011

Interest rate collars	$315	$1,464	$—	$—
Interest rate swap	439	254	—	—
Interest rate cap	(23)	—	—	—
Total	$731	$1,718	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three months ended March 31, 2012 and 2011.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $0.6 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three months ended March 31, 2012 and 2011.

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

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in	March 31,	March 31,
Hedging Instruments	Income on Derivatives	2012	2011

Product contracts	Cost of sales	$1,732	$1,456

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Debt

On January 31, 2012, and in connection with the acquisition of Alliance, the Partnership entered into a Fourth Amendment to Amended and Restated Credit Agreement dated May 14, 2010, as amended (the “Credit Agreement”) which increased the total available commitments under the Credit Agreement to $1.4 billion.  The Credit Agreement will mature on May 14, 2014.

There are two facilities under the Credit Agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900.0 million; and

•              a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility by up to another $100.0 million, for a total credit facility of up to $1.5 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.4 billion.

In addition, a swing line has been added to the Credit Agreement pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.4 billion.

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

The average interest rates for the Credit Agreement were 4.0% and 4.1% for the three months ended March 31, 2012 and 2011, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Debt (continued)

The Partnership currently has a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 6 for additional information on these cash flow hedges.

The Partnership incurs a letter of credit fee of 2.50% – 3.00% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement equal to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $529.8 million and $526.1 million at March 31, 2012 and December 31, 2011, respectively, representing the amounts expected to be outstanding during the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $112.8 million and $62.8 million at March 31, 2012 and December 31, 2011, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2012, the Partnership had total borrowings outstanding under the Credit Agreement of $1.0 billion, including $397.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $178.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at March 31, 2012 and December 31, 2011 was $182.1 million and $215.9 million, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2012.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2014 with annual renewal options thereafter, is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million for each of the three months ended March 31, 2012 and 2011, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended March 31, 2012 and 2011, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2012, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $31,000 and $47,000 for the three months ended March 31, 2012 and 2011, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies will provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings will pay Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.

Prior to the acquisition of Alliance, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $40.6 million and $15.4 million for the three months ended March 31, 2012 and 2011, respectively.  Sales for the three months ended March 30, 2012 and 2011 include sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies LLC and Alliance, effective March 1, 2011.

In addition, Global Companies LLC and GMG, wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $433,000 and $250,000, respectively, for the three months ended March 31, 2012 and $650,000 and $479,000, respectively, for the three months ended March 31, 2011.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                      Related Party Transactions (continued)

The General Partner employs all of the Partnership’s employees, except for its gasoline stations and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  The expenses for the three months ended March 31, 2012 and 2011, including payroll, payroll taxes and bonus accruals, were $9.7 million and $14.7 million, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance (prior to the Partnership’s acquisition of Alliance), receivables incurred in connection with the services agreements between Alliance and the Partnership and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	March 31	December 31,
	2012	2011
Receivables from Alliance (BFA) (1)	$—	$738
Receivables from Alliance	—	205
Receivables from GPC	199	302
Receivables from the General Partner (2)	608	531
Total	$807	$1,776

(1)          As of December 31, 2011, receivables from Alliance reflected the Partnership’s billings for branded fuel to Alliance, as a sub-jobber, pursuant to the Partnership’s brand fee agreement.  On March 1, 2012, the Partnership acquired Alliance (see Note 2).

(2)          Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

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

The Partnership will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 99.17% to the common unitholders, pro rata, and 0.83% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the General Partner based on the percentages as provided below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Cash Distributions (continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	99.17%	0.83%
First Target Distribution	$0.4625	99.17%	0.83%
Second Target Distribution	above $0.4625 up to $0.5375	86.17%	13.83%
Third Target Distribution	above $0.5375 up to $0.6625	76.17%	23.83%
Thereafter	above $0.6625	51.17%	48.83%

The Partnership paid the following cash distribution during 2012 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/11 (1)(2)	$ 0.50	$ 10,790	$ 116	$ 122	$ 11,028

(1)            Prior to the Partnership’s issuance of 5,850,000 common units in connection with its acquisition of Alliance (see Note 2), the limited partner interest was 98.94% and the general partner interest was 1.06%.

(2)            This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2011.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from January 1, 2012 through March 31, 2012.  On May 15, 2012, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 4, 2012.  This distribution will result in the Partnership exceeding its first target level distribution for the quarter ended March 31, 2012.

Note 10.               Segment Reporting

For several reasons, including the size of the Alliance acquisition (see Note 2), the Partnership’s strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to the Partnership’s organizational structure of this operating segment under one divisional president, and how the chief operating decision maker (“CODM”) reviews results and makes decisions, the Partnership determined it has three operating segments.  Commencing with the quarter ended March 31, 2012, the Partnership’s three operating segments, which are also the Partnership’s reporting segments, are: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.  For the three months ended March 31, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.

The Partnership engages in the distribution of refined petroleum products, renewable fuels, crude oil and natural gas.  In addition, with the completion of the Alliance acquisition, the Partnership has a portfolio of approximately 800 owned, leased or supplied gas stations.  The Partnership’s primary businesses are organized within three reporting segments, (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial, based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors.  The Partnership also sells crude oil to refiners in the Wholesale segment.  Generally, customers use their own vehicles or contract carriers to take delivery of the product at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.

In the Gasoline Distribution and Station Operations reporting segment, the Partnership sells branded and unbranded gasoline to gasoline stations and other sub-jobbers.  This segment also includes gasoline, convenience store, car wash and other ancillary sales at the Partnership’s directly operated stores, as well as rental income from dealer leased gas stations.

The Commercial segment includes (1) sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas to end user customers in the public sector and to large commercial and industrial end users (in the case of commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms), and (2) sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.  Commercial segment end user customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities.  Unlike the Wholesale segment, in the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

The Partnership evaluates segment performance based on net product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non-cash charges) and interest.  Based on the way the CODM manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses among the reportable segments.  There were no intersegment sales for any of the periods presented below.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2012	2011 (1)
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,851,985	$1,688,449
Other oils and related products (2)	1,428,323	1,386,286
Total	$3,280,308	$3,074,735
Net product margin
Gasoline and gasoline blendstocks	$18,739	$14,608
Other oils and related products (2)	14,453	23,871
Total	$33,192	$38,479
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$466,477	$274,948
Station operations (3)	19,641	13,719
Total	$486,118	$288,667
Net product margin
Gasoline	$12,203	$9,539
Station operations (3)	10,960	7,552
Total	$23,163	$17,091
Commercial Segment:
Sales	$209,055	$187,670
Net product margin	$6,200	$6,750
Combined sales and net product margin:
Sales	$3,975,481	$3,551,072
Net product margin (4)	$62,555	$62,320
Depreciation allocated to cost of sales	7,236	6,070
Combined gross profit	$55,319	$56,250

(1)          Segment reporting results for the prior period have been reclassified to conform to the Partnership’s current presentation.

(2)          Other oils and related products primarily consist of distillates, residual oil and crude oil.

(3)          Station operations primarily consist of convenience store revenues and rental income.

(4)          Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above includes a reconciliation of net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Combined gross profit	$55,319	$56,250
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	22,467	21,110
Operating expenses	23,358	17,804
Amortization expenses	1,574	1,163
Total operating costs and expenses	47,399	40,077
Operating income	7,920	16,173
Interest expense	(9,320)	(7,880)
Income tax expense	—	—
Net (loss) income	$(1,400)	$8,293

There were no foreign sales for the three months ended March 31, 2012 and 2011.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of retail gas stations from ExxonMobil in September 2010, the Partnership acquired assets of approximately $232.3 million, of which approximately $171.3 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment.  As of March 31, 2012, these assets had a net book value of approximately $143.4 million.

In connection with its acquisition of Alliance in March 2012, the Partnership acquired assets of approximately $389.2 million, of which approximately $322.4 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the acquisition date.  As of March 31, 2012, these assets had a net book value of approximately $321.3 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Buildings and improvements	$467,969	$313,108
Land	315,304	145,935
Fixtures and equipment	17,343	12,685
Construction in process	12,384	13,696
Total property and equipment	813,000	485,424
Less accumulated depreciation	(84,215)	(76,574)
Total	$728,785	$408,850

The net increase of approximately $319.9 million in total property and equipment was primarily due to the Partnership’s acquisition of Alliance (see Note 2).

Note 12.               Environmental Liabilities

The Partnership currently owns or leases properties where refined petroleum products, renewable fuels and crude oil are being or may have been handled.  These properties and the refined petroleum products, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

In connection with the March 2012 acquisition of Alliance, the Partnership assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation.  Based on reports from environmental engineers, the Partnership’s estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is expected to be approximately $22.0 million to be expended over an extended period of time.  Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by ExxonMobil, and therefore cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $22.0 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Environmental Liabilities (continued)

In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil, the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at approximately 70 of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Environmental Liabilities (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2012 (in thousands):

		Additions
		Assumed in
	Balance at	Alliance		Balance at
	December 31,	Acquisition	Payments in	March 31,
Environmental Liability Related to:	2011	2012	2012	2012
ExxonMobil Gas Stations	$28,163	$—	$(241)	$27,922
Alliance Gas Stations	—	22,000	—	22,000
Newburgh	1,500	—	—	1,500
Glenwood Landing and Inwood	404	—	(5)	399
Albany	172	—	(5)	167
Total environmental liabilities	$30,239	$22,000	$(251)	$51,988

Current portion	$2,936			$4,431
Long-term portion	27,303			47,557
Total environmental liabilities	$30,239			$51,988

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value as of March 31, 2012				Fair Value as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$579,768	$—	$579,768	$—	$609,566	$—	$609,566	$—
Fair value of forward fixed price contracts	26,892	—	26,892	—	15,450	—	15,450	—
Swap agreements and options	96	69	27	—	239	121	118	—
Interest rate cap	283	—	283	—	306	—	306	—
Total	$607,039	$69	$606,970	$—	$625,561	$121	$625,440	$—

Liabilities:
Obligations on forward fixed price contracts	$(13,184)	$—	$(13,184)	$—	$(11,707)	$—	$(11,707)	$—
Swap agreements and option contracts	(170)	(69)	(101)	—	(123)	(121)	(2)	—
Interest rate collar and swap	(15,509)	—	(15,509)	—	(16,263)	—	(16,263)	—
Total liabilities	$(28,863)	$(69)	$(28,794)	$—	$(28,093)	$(121)	$(27,972)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The Partnership has not changed its valuation techniques or inputs during the three months ended March 31, 2012.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarter ended March 31, 2012.  There were no assets or liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2011.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of March 31, 2012 and December 31, 2011, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

Other

In December 2011, certain of the employees assigned to certain of the Partnership’s terminals in Newburgh, New York elected to join the incumbent union representing certain employees at the Partnership’s Glenwood Landing, Inwood and Oyster Bay, New York terminals.  The Partnership has negotiated a collective bargaining agreement with respect to these employees, and the result of these negotiations did not have a material adverse effect on its operations.

The Partnership received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  The Partnership is complying with the Requests for Information.  The Partnership does not believe that a violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.               Legal Proceedings (continued)

On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516 S.  The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance’s purchase of gas stations from ExxonMobil in February 2011 (the “Initial Connecticut Litigation”).  Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America (“GASDA”) and Michael J. Fox, the Executive Director of GASDA.  Citizens Bank, N.A. is no longer a party to this litigation.  The complaint alleges, among other things, failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute.  The litigation is in its early stages, and the Partnership believes it has meritorious defenses.  On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC.  The complaint was filed by five of the six dealers as in the Initial Connecticut Litigation and was filed in connection with Alliance’s acquisition by the Partnership.  The complaint alleges failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute.  The Partnership believes that it has meritorious defenses to the second complaint and intends to vigorously defend both lawsuits.

Note 16.               Restructuring Charges

In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives.  This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011.  No additional charges were recorded for the three months ended March 31, 2012.

The following table presents the changes in the Partnership’s restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2011	$1,192
Cash payments	(374)
Balance at March 31, 2012	$818

Note 17.               New Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The Partnership adopted this update on January 1, 2012 which did not have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  This standard will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per unit is calculated or presented.  The Partnership adopted this ASU on January 1, 2012.  As this ASU only requires enhanced disclosure, the adoption of this ASU did not have an effect on the Partnership’s financial position or results of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.               Subsequent Event

On April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit ($2.00 per unit on an annualized basis) for the period from January 1, 2012 through March 31, 2012.  In connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  On May 15, 2012, the Partnership will pay this net cash distribution to its common unitholders of record as of the close of business May 4, 2012.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under  Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                     Increases and/or decreases in the prices of the products we sell could adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

•                     We are exposed to trade credit risk in the ordinary course of our business.

•                     We are exposed to risk associated with our trade credit support in the ordinary course of our business.

•                     The condition of credit markets may adversely affect us.

•                        Our bank credit agreement contains operating and financial covenants as well as borrowing base requirements.  A failure to comply with the operating and financial covenants in our credit agreement and any future financing agreements could impact our access to bank loans and restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

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

•                     Our gasoline business and terminal operations are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

We expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.  All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  In addition, we sell crude oil and natural gas.  On March 1, 2012, we acquired Alliance, a gasoline distributor and operator of gasoline stations and convenience stores.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family.  Alliance’s portfolio includes approximately 540 gasoline stations in New England, New York, New Jersey and Pennsylvania.  Alliance owns or has long-term leases on approximately 250 sites and has supply contracts for the remaining stations.  With the completion of the acquisition, we now have a portfolio of approximately 800 owned, leased or supplied gas stations, expanding our geographic footprint for such stations to include Connecticut, Maine, New Jersey, New York and Pennsylvania.  In addition, while our existing stations are flying the Mobil flag, Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.

We sold approximately $4.0 billion of refined petroleum products, renewable fuels, crude oil and natural gas for the three months ended March 31, 2012.  In addition, we had other revenues of approximately $19.6 million, primarily from convenience store sales at our directly operated stores and gas station rental income.

We purchase our refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers major and independent oil companies and trading companies and sell these products in three reporting segments, (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial.  Like most independent marketers, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, IntercontinentalExchange (“ICE”) or other counterparties to hedge our commodity risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to consumers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users and crude oil to refiners.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

For several reasons, including the size of the Alliance acquisition (see Note 2 of Notes to Consolidated Financial Statements), our strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to our organizational structure of this operating segment under one divisional president, and how performance is reviewed and decisions are made, we determined that we have three operating segments.  Commencing with the quarter ended March 31, 2012, our three operating segments, which are also our reporting segments, are the following:

•         Wholesale.   This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors.  We also sell crude oil to refiners.

•         Gasoline Distribution and Station Operations.   This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers as well as gasoline, convenience store, car wash and other ancillary sales at our directly operated stores and rental income from dealer leased retail gas stations.

•         Commercial.   This reportable segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  This segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.  For the three months ended March 31, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

•            Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.   Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil.  Consumption of residual oil has steadily declined over the last three decades.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulation further promoting the use of cleaner fuels.  End users who are dual-fuel users have the ability to switch between residual oil and natural gas.  Other end users may elect to convert to natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas.  During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas.  Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.  In addition, higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales.  A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•            Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales.   Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the Renewable Fuels Standard (“RFS”) program and oxygenate blending requirements.  A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) net product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (4) distributable cash flow, (4) selling, general and administrative expenses (“SG&A”), (5) operating expenses, (6) net income per diluted limited partner unit and (7) degree days.

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas, as well as convenience store sales and gas station rental income.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and natural gas and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items.  We also look at net product margin on a per unit basis (net product margin divided by volume).  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our sales minus product costs and terminal and gas station related depreciation expense allocated to cost of sales.  Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and natural gas and all associated costs to bring such products to the point of sale.

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

Three Months Ended March 31, 2012 and 2011

During the three months ended March 31, 2012, we experienced the following events:

•              Rising gasoline prices typically compress our gasoline net product margins as we experienced during the first quarter in our gasoline distribution business.  The price for gasoline was $3.39 per gallon at March 31, 2012 compared to $2.69 at December 31, 2011, an increase of $0.70 per gallon.  At March 31, 2011, the price for gasoline was $3.11 per gallon for a period-over-period increase of $0.28 per gallon.

•              The prices for heating oil and residual oil at March 31, 2012 compared to prices at March 31, 2011 increased by 3% and 15%, respectively, while the price for natural gas decreased by 46%.  We believe heating oil conservation and conversions to natural gas continued during the three months ended March 31, 2012.

•               Temperatures for the three months ended March 31, 2012 were 20% warmer than normal and 21% warmer than the three months ended March 31, 2011 which negatively affected demand for our weather-related products.

•              In connection with the acquisition of Alliance, we had one-time acquisition costs of approximately $4.0 million for the three months ended March 31, 2012.

•              Our interest expense increased by 18% for the three months ended March 31, 2012, due primarily to higher product prices and to additional borrowings associated with the acquisition of Alliance.

•              Our margins for the three months ended March 31, 2012 were also affected by a variety of other factors, such as movement of products between Europe and the U.S., weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2012		2011 (1)
Net (loss) income	$(1,400)		$8,293

Net (loss) income per diluted limited partner unit (2)	$(0.06)		$0.39

EBITDA (3)	$18,450		$24,775

Distributable cash flow (4)	$7,068		$15,743

Wholesale Segment:
Volume (gallons)	1,128,844		1,148,035
Sales
Gasoline and gasoline blendstocks	$1,851,985		$1,688,449
Other oils and related products (5)	1,428,323		1,386,286
Total	$3,280,308		$3,074,735
Net product margin
Gasoline and gasoline blendstocks	$18,739		$14,608
Other oils and related products (5)	14,453		23,871
Total	$33,192		$38,479
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	141,222		92,859
Sales
Gasoline	$466,477		$274,948
Station operations (6)	19,641		13,719
Total	$486,118		$288,667
Net product margin
Gasoline	$12,203		$9,539
Station operations (6)	10,960		7,552
Total	$23,163		$17,091
Commercial Segment:
Volume (gallons)	89,117		92,553
Sales	$209,055		$187,670
Net product margin	$6,200		$6,750
Combined sales and net product margin:
Sales	$3,975,481		$3,551,072
Net product margin (7)	$62,555		$62,320
Depreciation allocated to cost of sales	7,236		6,070
Combined gross profit	$55,319		$56,250

Weather conditions:
Normal heating degree days	2,901		2,870
Actual heating degree days	2,313		2,913
Variance from normal heating degree days	(20%	)	1%
Variance from prior period actual heating degree days	(21%	)	11%

(1)          Segment reporting results for the prior period have been reclassified to conform to the Partnership’s current presentation.

(2)          See Note 3 of Notes to Consolidated Financial Statements for net (loss) income per diluted limited partner unit calculation.

(3)          EBITDA is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

(4)          Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(5)          Other oils and related products primarily consist of distillates, residual oil and crude oil.

(6)          Station operations primarily consist of convenience store revenues and rental income.

(7)          Net product margin is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table above includes a reconciliation of net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(1,400)	$8,293
Depreciation and amortization and amortization of deferred financing fees	10,530	8,602
Interest expense	9,320	7,880
Income tax expense	—	—
EBITDA	$18,450	$24,775

Reconciliation of net cash used in operating activities to EBITDA:
Net cash used in operating activities	$(41,763)	$(59,966)
Net changes in operating assets and liabilities and certain non-cash items	50,893	76,861
Interest expense	9,320	7,880
Income tax expense	—	—
EBITDA	$18,450	$24,775

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(1,400)	$8,293
Depreciation and amortization and amortization of deferred financing fees	10,530	8,602
Amortization of routine bank refinancings	(959)	(783)
Maintenance capital expenditures	(1,103)	(369)
Distributable cash flow	$7,068	$15,743

Reconciliation of net cash used in operating activities to distributable cash flow:
Net cash used in operating activities	$(41,763)	$(59,966)
Net changes in operating assets and liabilities and certain non-cash items	50,893	76,861
Amortization of routine bank refinancings	(959)	(783)
Maintenance capital expenditures	(1,103)	(369)
Distributable cash flow	$7,068	$15,743

Consolidated Results

Our total sales for the three months ended March 31, 2012 increased by $0.4 billion, or 12%, to $4.0 billion compared to $3.6 billion for the same period in 2011, primarily due to higher refined petroleum product prices for the first quarter of 2012 compared to the first quarter of 2011 and to an increase in volume sold.  Alliance contributed approximately $150.9 million of revenues for the one month ended March 31, 2012.  Our aggregate volume of product sold was 1.4 billion gallons for the first quarter of 2012 compared to 1.3 billion gallons for the first quarter of 2011.  Our total volume sold increased by approximately 26 million gallons, or 2%, period over period.  The increase in volume sold primarily included increases of approximately 67 million gallons in gasoline due primarily to our 2012 acquisition of Alliance and 46 million gallons in residual oil and crude oil, offset by an 87 million gallon decrease in distillates due to significantly warmer weather.  The number of actual heating degree days decreased 21% to 2,313 for the first quarter of 2012 compared to 2,913 for the first quarter of 2011.  Our gross profit for the three months ended March 31, 2012 was $55.3 million, a decrease of $1.0 million, or 2%, compared to $56.3 million for first quarter of 2011.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks for the three months ended March 31, 2012 were $1.9 billion compared to $1.7 billion for the same period in 2011.  The increase of $0.2 billion, or 10%, was due primarily to higher gasoline prices and an increase in volume sold.  The increase in volume sold was attributable to an increase in supply activity and strong demand for gasoline blendstocks, primarily ethanol.  For these same reasons, our net product margin from gasoline sales increased by $4.1 million to $18.7 million for the three months ended March 31, 2012 compared to $14.6 million for the same period in 2011.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were flat at $1.4 billion for the three months ended March 31, 2012 and 2011, and our net product margin decreased by $9.4 million, or 39%, to $14.5 million for the three months ended March 31, 2012 compared to $23.9 million for the same period in 2011.  These results include the addition of crude oil, which we began offering during the quarter ended December 31, 2011 and, therefore, not offered during the quarter ended March 31, 2011.  Our net product margins in distillates and residual oil were negatively impacted due to significantly warmer weather and less favorable forward product pricing curves.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution for the three months ended March 31, 2012 were $466.5 million compared to $274.9 million for the same period in 2011.  The increase of $191.6 million, or 70%, was due primarily to an increase in volume sold as a result of our acquisition of Alliance, higher gasoline prices and a full quarter of sales of Mobil-branded fuel to sub-jobbers pursuant to our brand fee agreement with ExxonMobil.  Our net product margin from gasoline distribution increased by $2.7 million to $12.2 million for the three months ended March 31, 2012 compared to $9.5 million for the same period in 2011 due to the Alliance acquisition and to an increase in branded gasoline distribution activity.  Despite the increase, our net product margin from gasoline distribution was negatively impacted due to rising gasoline prices for the first quarter of 2012.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and gas station rental income, collectively generated revenues of approximately $19.6 million and $13.7 million and net product margin of $11.0 million and $7.6 million for the three months ended March 31, 2012 and 2011, respectively.  The increases in revenues and net product margin are due to the Alliance acquisition.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 34% and 46% of total commercial volume sold for the three months ended March 31, 2012 and 2011, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial volume sold.

Commercial residual oil sales and volume sold for the three months ended March 31, 2012 decreased by approximately 15% and 28%, respectively, compared to the same period in 2011.  We attribute these decreases primarily to warmer temperatures during the first quarter of 2012 compared to first quarter in 2011, continued conservation and conversion and fuel switching due to the comparative price advantage of natural gas over residual oil.

The net product margin contribution from our commercial segment was $6.2 million for the three months ended March 31, 2012 compared to $6.7 million for the same period in 2011.

Selling, General and Administrative Expenses

SG&A expenses, which include one month of expenses related to Alliance, increased by $1.4 million, or 6%, to $22.5 million for the three months ended March 31, 2012 compared to $21.1 million for the same period in 2011.  The increase was primarily due to increases of $4.0 million in one-time acquisition costs related to the acquisition of Alliance, $0.5 million in overhead expenses, $0.4 million in bank fees and $0.1 million in other various SG&A expenses offset by decreases of $1.5 million in bad debt, $1.0 million in professional fees, $0.9 million in bonuses and $0.2 million in incurred management fees related to management agreements with Alliance which agreements have been terminated as a result of the Alliance acquisition.

Operating Expenses

Operating expenses increased by $5.5 million, or 31%, to $23.3 million for the three months ended March 31, 2012 compared to $17.8 million for the same period in 2011.  The increase was primarily due to $5.2 million in additional costs related to the operations of our recently acquired retail gas stations at Alliance and $0.6 million in various other operating expenses, offset by a decrease of approximately $0.3 million at our South Portland terminal.  The additional $5.2 million in costs related to the operations of Alliance primarily include $1.6 million in overhead expenses, $1.2 million in credit card fees, $1.0 million in service station direct expenses, $0.7 million in various maintenance expenses, $0.4 million in rent expense and $0.3 million in property taxes.

Interest Expense

Interest expense for the three months ended March 31, 2012 increased by $1.4 million, or 18%, to $9.3 million compared to $7.9 million for same period in 2011.  We attribute the increase primarily to additional borrowings related to the acquisition of Alliance and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $12.1 million to $629.7 million at March 31, 2012 compared to $641.8 million at December 31, 2011.

On February 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the fourth quarter of 2011.  On April 20, 2012, the board of directors of our general partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2012 through March 31, 2012 ($2.00 per unit on an annualized basis) to our common unitholders of record as of the close of business May 4, 2012.  In connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  We expect to pay the net cash distribution of approximately $12.1 million on May 15, 2012.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2012 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$1,086,165	$117,372	$968,793	$—	$—
Operating lease obligations (2)	96,145	23,008	34,715	16,547	21,875
Capital lease obligations	496	49	132	132	183
Other long-term liabilities (3)	259,723	24,749	66,295	66,601	102,078
Total	$1,442,529	$165,178	$1,069,935	$83,280	$124,136

(1)             Includes principal and interest on our working capital revolving credit facility at March 31, 2012 and assumes a ratable payment through the expiration date.  The credit agreement has a contractual maturity of May 14, 2014 and no principal payments are required prior to that date.   However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)             Includes operating lease obligations with a related party and our gas station leases.

(3)             Includes amounts related to our 15-year brand fee agreement with ExxonMobil and minimum freight requirements on the transportation of ethanol to our Albany, New York terminal.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $1.1 million and $0.4 million in maintenance capital expenditures for the three months ended March 31, 2012 and 2011, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $326.5 million and $1.8 million in expansion capital expenditures for the three months ended March 31, 2012 and 2011, respectively.  Specifically, for three months ended March 31, 2012, expansion capital expenditures included approximately $322.4 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition we had $4.1 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $4.1 million consisted of $1.4 million in costs related to our Albany, New York terminal (primarily $1.3 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil), $0.7 million in costs related to tank construction in North Dakota for the handling of crude oil, $0.6 million in site expansion and improvements at certain retail gas stations, $0.5 million in costs to acquire land for future development, $0.4 million in costs related to propane tanks for future installation, $0.4 million in costs related to information technology, including increases in storage and computing capacity and $0.1 million in other expansion capital expenditures. Our costs with respect to our propane tanks were $2.2 million ($1.8 million for 2011 and $0.4 million for the first quarter of 2012) and total costs for installation are expected to be approximately $8.0 million.

Comparatively, for the three months ended March 31, 2011, expansion capital expenditures included $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.2 million in costs related to our Albany, New York terminal, $0.2 million in costs related to our Newburgh, New York facilities, $0.2 million in gas station equipment and $0.2 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash used in operating activities	$(41,763)	$(59,966)
Net cash used in investing activities	$(189,689)	$(2,179)
Net cash provided by financing activities	$234,586	$65,631

Cash flow from operating activities generally reflects our net income, as well as balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of our business, fluctuations in petroleum product prices, our working capital requirements and general market conditions.

Net cash used in operating activities was $41.8 million for the three months ended March 31, 2012 compared to $60.0 million for the three months ended March 31, 2011, for a period-over-period decrease in cash used in operating activities of $18.2 million.

During the three months ended March 31, 2012, we experienced rising prices for refined petroleum products.  Exclusive of balances related to Alliance as of the acquisition date (see Note 2 of Notes to Consolidated Financial Statements), we had a $7.7 million increase in the carrying value of inventories period-over-period due to higher prices.  The carrying value of accounts receivable decreased by $79.2 million which reflected the change in activity as we exited the heating season, offset by the decrease in the carrying value of accounts payable of $112.1 million.

Comparatively, for the three months ended March 31, 2011, we had decreases in the carrying values of accounts receivable of $73.4 million and accounts payable of $106.3 million, reflecting the change in activity as we exited the heating season, and an increase in the carrying value of inventories of $31.5 million reflecting higher commodity prices.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, for the three months ended March 31, 2012, the contracts supporting our forward fixed price hedge program required margin payments of $10.0 million to the NYMEX due to market direction, compared to $5.0 million for the three months ended March 31, 2011.

Net cash used in investing activities was $189.7 million for the three months ended March 31, 2012 and included $184.5 million in the cash portion related to the acquisition of Alliance, $4.1 million in expansion capital expenditures and $1.1 million in maintenance capital expenditures.  For the three months ended March 31, 2011, net cash used in investing activities was $2.2 million and included $0.4 million in maintenance capital expenditures and $1.8 million in expansion capital expenditures.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2012 and 2011.

Net cash provided by financing activities was $234.6 million and primarily included $245.7 million in net borrowings on our credit facilities, offset by $11.0 million in cash distributions to our common unitholders and our general partner.

Comparatively, net cash provided by financing activities was $65.6 million for the three months ended March 31, 2011 and included $69.7 million in net proceeds from our February 2011 public offering of common units and $6.3 million in net borrowings on our credit facilities, offset by $9.7 million in cash distributions to our common and subordinated unitholders and our general partner and $0.7 million in repurchased units held for tax obligations related to units distributed under our long-term incentive plan.

Credit Agreement

On January 31, 2012, and in connection with the acquisition of Alliance, we entered into a fourth amendment to our credit agreement which increased the total available commitments under the credit agreement to $1.4 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on May 14, 2014.

There are two facilities under our credit agreement:

•              a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $900.0 million; and

•              a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility by up to another $100.0 million, for a total credit facility of up to $1.5 billion.  Any such request for an increase by us must be in a minimum amount of $5.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.4 billion.

In addition, a swing line has been added to the credit agreement pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement).  Swing line loans will bear interest at the Base Rate (as defined in the credit agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.4 billion.

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

The average interest rates for the credit agreement were 4.0% and 4.1% for the three months ended March 31, 2012 and 2011, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of March 31, 2012, we had total borrowings outstanding under the credit agreement of $1.0 billion, including $397.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $178.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at March 31, 2012 and December 31, 2011 was $182.1 million and $215.9 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2012.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit agreement.  Therefore, from time to time, we utilize interest rate collars, swaps and caps to hedge interest obligations on specific and anticipated debt issuances.

On January 31, 2012, the total available commitments under our credit agreement were increased to $1.4 billion.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources––Credit Agreement” for information on interest rates related to our borrowings.

As of March 31, 2012, we had total borrowings outstanding under the credit agreement of $1.0 billion.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $10.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

On September 29, 2008, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current one-month LIBOR rate on $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of March 31, 2012, the one-month LIBOR rate of 0.24% was lower than the floor rate.  As a result, we will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $205,000.

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

See Note 6 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and gasoline blendstocks in storage and expected purchases and sales of these commodities.  The derivative instruments utilized consist primarily of futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies.  Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit.  While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.  Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

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

At March 31, 2012, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31, 2012	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$(20,299)	$(70,101)	$70,101
Swaps, options and other, net	(75)	(3,307)	1,867
	$(20,374)	$(73,408)	$71,968

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2012.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $37.0 million at March 31, 2012.

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

Item 4.                       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

In December 2011, certain of the employees assigned to certain of our terminals in Newburgh, New York elected to join the incumbent union representing certain employees at our Glenwood Landing, Inwood and Oyster Bay, New York terminals.  We have negotiated a collective bargaining agreement with respect to these employees, and the result of these negotiations did not have a material adverse effect on our operations.

We received from the EPA, by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt.  We are complying with the Requests for Information.  We do not believe that a violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516 S.  The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance’s purchase of gas stations from ExxonMobil in February 2011 (the “Initial Connecticut Litigation”).  Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America (“GASDA”) and Michael J. Fox, the Executive Director of GASDA.  Citizens Bank, N.A is no longer a party to this litigation.  The complaint alleges, among other things, failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute.  The litigation is in its early stages, and we believe it has meritorious defenses.  On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC.  The complaint was filed by five of the six dealers as in the Initial Connecticut Litigation and was filed in connection with Alliance’s acquisition by us.  The complaint alleges failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute.  Alliance believes that it has meritorious defenses to the second complaint and intends to vigorously defend both lawsuits.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

Item 6.		Exhibits

2.1	**	—

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

10.1	^	—

Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).

10.2	^	—

Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).

10.3		—

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

10.4		—

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

10.5		—

Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).

10.6	^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).

10.7	^	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).

10.8		—

Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).

10.9		—

Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of (Loss) Income for the fiscal periods ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended March 31, 2012 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2012		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2012		By:	/s/ Thomas J. Hollister
Thomas J. Hollister
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

2.1	**	—

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

10.1	^	—

Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).

10.2	^	—

Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).

10.3		—

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

10.4		—

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

10.5		—

Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).

10.6	^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).

10.7	^	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).

10.8		—

Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).

10.9		—

Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of (Loss) Income for the fiscal periods ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended March 31, 2012 and (v) Notes to Consolidated Financial Statements..

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