Form 10-Q
period 2012-06-30
GLOBAL PARTNERS LP
filed 2012-08-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of August 6, 2012.

Item 1.           Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,561	$4,328
Accounts receivable, net	449,947	621,670
Accounts receivable—affiliates	788	1,776
Inventories	504,086	664,144
Brokerage margin deposits	29,594	43,935
Fair value of forward fixed price contracts	13,991	15,450
Prepaid expenses and other current assets	58,953	61,561
Total current assets	1,061,920	1,412,864

Property and equipment, net	707,258	408,850
Goodwill	19,659	—
Intangible assets, net	67,849	36,710
Other assets	13,108	10,427
Total assets	$1,869,794	$1,868,851
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$407,437	$575,776
Working capital revolving credit facility—current portion	97,013	62,805
Environmental liabilities—current portion	4,402	2,936
Trustee taxes payable	84,914	76,523
Accrued expenses and other current liabilities	47,657	41,307
Obligations on forward fixed price contracts	6,952	11,707
Total current liabilities	648,375	771,054
Working capital revolving credit facility—less current portion	312,687	526,095
Revolving credit facility	397,000	205,000
Environmental liabilities—less current portion	46,898	27,303
Other long-term liabilities	28,309	24,110
Total liabilities	1,433,269	1,553,562
Partners’ equity
Common unitholders (27,430,563 units issued and 27,310,648 outstanding at June 30, 2012 and 21,580,563 units issued and 21,561,931 outstanding at December 31, 2011)	456,533	336,103
General partner interest (0.83% and 1.06% interest with 230,303 equivalent units outstanding at June 30, 2012 and December 31, 2011, respectively)	(410)	(319)
Accumulated other comprehensive loss	(19,598)	(20,495)
Total partners’ equity	436,525	315,289
Total liabilities and partners’ equity	$1,869,794	$1,868,851

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$3,916,063	$3,412,148	$7,891,544	$6,963,220
Cost of sales	3,825,388	3,367,577	7,745,550	6,862,399
Gross profit	90,675	44,571	145,994	100,821

Costs and operating expenses:
Selling, general and administrative expenses	24,036	18,809	46,503	39,919
Operating expenses	37,138	17,755	60,496	35,559
Amortization expense	2,288	1,204	3,862	2,367
Total costs and operating expenses	63,462	37,768	110,861	77,845

Operating income	27,213	6,803	35,133	22,976

Interest expense	(9,148)	(7,651)	(18,468)	(15,531)

Income (loss) before income tax benefit	18,065	(848)	16,665	7,445

Income tax benefit	450	—	450	—

Net income (loss)	18,515	(848)	17,115	7,445

Less: General partner’s interest in net income (loss), including incentive distribution rights	(309)	(113)	(417)	(313)

Limited partners’ interest in net income (loss)	$18,206	$(961)	$16,698	$7,132

Basic net income (loss) per limited partner unit	$0.67	$(0.04)	$0.66	$0.34

Diluted net income (loss) per limited partner unit	$0.66	$(0.04)	$0.65	$0.34

Basic weighted average limited partner units outstanding	27,376	21,562	25,466	20,996

Diluted weighted average limited partner units outstanding	27,549	21,785	25,638	21,205

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$18,515	$(848)	$17,115	$7,445
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(42)	(1,538)	689	180
Change in pension liability	(90)	(215)	208	(75)
Total other comprehensive (loss) income	(132)	(1,753)	897	105
Total comprehensive income (loss)	$18,383	$(2,601)	$18,012	$7,550

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$17,115	$7,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,397	15,106
Amortization of deferred financing fees	2,710	2,204
Bad debt expense	180	1,680
Stock-based compensation expense	(46)	277
Deferred income taxes	450	—
Curtailment gain	(469)	—
Changes in operating assets and liabilities:
Accounts receivable	190,344	135,596
Accounts receivable – affiliate	988	(77)
Inventories	171,479	(48,878)
Broker margin deposits	14,341	(20,556)
Prepaid expenses, all other current assets and other assets	4,863	(33,894)
Accounts payable	(205,314)	(121,575)
Trustee taxes payable	(1,578)	(250)
Change in fair value of forward fixed price contracts	(3,296)	(7,380)
Accrued expenses, all other current liabilities and other long-term liabilities	3,136	11,018
Net cash provided by (used in) operating activities	216,300	(59,284)
Cash flows from investing activities
Acquisition of Alliance (cash component of the purchase price)	(181,898)	—
Capital expenditures	(19,730)	(4,430)
Proceeds from sale of property and equipment	4	955
Net cash used in investing activities	(201,624)	(3,475)

Cash flows from financing activities
Proceeds from public offering, net	—	69,626
(Payments on) borrowings from working capital revolving credit facility	(179,200)	114,800
Borrowings from (payments on) revolving credit facility	192,000	(95,000)
Repurchase of common units	(2,152)	(150)
Repurchased units withheld for tax obligations	(96)	(675)
Distributions to partners	(24,995)	(20,680)
Net cash (used in) provided by financing activities	(14,443)	67,921
Increase in cash and cash equivalents	233	5,162
Cash and cash equivalents at beginning of period	4,328	2,361
Cash and cash equivalents at end of period	$4,561	$7,523
Supplemental information
Cash paid during the period for interest	$18,561	$15,930
Non-cash conversion of subordinated unitholders	$—	$1,623
Non-cash investing activities
Effect of acquisition of Alliance:
Fair value of tangible assets acquired	$(334,536)
Fair value of liabilities assumed	76,784
Fair value of acquired intangible assets	(35,000)
Consideration paid in excess of fair value (goodwill)	(19,659)
Fair value of common units issued	130,513
Net cash paid in connection with the acquisition of Alliance	$(181,898)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other	Total
	Common	Partner	Comprehensive	Partners’
	Unitholders	Interest	Loss	Equity

Balance at December 31, 2011	$336,103	$(319)	$(20,495)	$315,289
Issuance of common units in connection with the acquisition of Alliance	130,513	—	—	130,513
Net income	16,698	417	—	17,115
Other comprehensive income	—	—	897	897
Stock-based compensation	(46)	—	—	(46)
Distributions to partners	(24,506)	(508)	—	(25,014)
Phantom unit dividends	19	—	—	19
Repurchase of common units	(2,152)	—	—	(2,152)
Repurchased units withheld for tax obligations	(96)	—	—	(96)
Balance at June 30, 2012	$456,533	$(410)	$(19,598)	$436,525

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

As of June 30, 2012, the Partnership had the following operating subsidiaries:  Global Companies LLC (“Global Companies”), its subsidiary, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC (“Global Energy”) and Alliance (the operating subsidiaries, collectively, the “Companies”).  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  GMG conducts the Partnership’s end user business, including certain aspects of its retail gasoline business.  Global Energy conducts portions of the Partnership’s natural gas operations.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.  GLP Finance has no material assets or liabilities.  Its activities will be limited to co-issuing debt securities and engaging in other activities incidental thereto.  Bursaw Oil LLC and Portside LLC (which merged into Bursaw Oil LLC on July 27, 2012) are wholly-owned subsidiaries of Alliance which hold certain properties.  In January 2012, Alliance Retail LLC, a wholly owned subsidiary of GMG, was formed to hold certain property, plant and equipment acquired from Alliance.

The Partnership’s 0.83% general partner interest is held by Global GP LLC, the Partnership’s general partner (the “General Partner”).  The General Partner, which is owned by affiliates of the Slifka family, manages the Partnership’s operations and activities and employs its officers and all of its personnel, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  Affiliates of the General Partner, including its directors and executive officers, own 11,488,804 common units, representing a 42% limited partner interest.

Basis of Presentation

The financial results of Alliance for the four months ended June 30, 2012 are included in the accompanying statements of operations for the six months ended June 30, 2012.  The accompanying consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2012.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                      Organization and Basis of Presentation (continued)

Due to the nature of the Partnership’s business and its customers’ reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline and gasoline blendstocks that the Partnership distributes.  Therefore, the Partnership’s volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  In addition, as demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year.  These factors may result in significant fluctuations in the Partnership’s quarterly operating results.

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	74%	71%	66%	63%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	26%	29%	34%	37%
Total	100%	100%	100%	100%

The Partnership had one significant customer, ExxonMobil Oil Corporation (“ExxonMobil”), which accounted for approximately 17% and 22% of total sales for the three months ended June 30, 2012 and 2011, respectively, and approximately 16% and 21% of total sales for the six months ended June 30, 2012 and 2011, respectively.

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

The purchase price includes an initial cash payment of $184.5 million which was funded by the Partnership through additional borrowings under its revolving credit facility.  The consideration also includes the issuance of 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 per unit on March 1, 2012, resulting in equity consideration of $130.5 million.  Pursuant to the Contribution Agreement, there was a $1.9 million adjustment as a result of the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  There were also $0.7 million in miscellaneous adjustments based on certain cash and non-cash changes in the Alliance operations from

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Business Combination (continued)

October 1, 2011 (when the acquisition was initially agreed to by the parties) to February 29, 2012 (collectively with the $1.9 million adjustment, the “Cash Adjustment”).  The Cash Adjustment was paid by Alliance to the Partnership on May 16, 2012.  The net cash paid after consideration of the Cash Adjustment was $181.9 million.

The following is a summary of the purchase price as of the date of acquisition (in thousands, except units):

Number of common units issued	5,850,000
Price per common unit on March 1, 2012, date of acquisition	$22.31
Total fair value of common units issued		$130,513
Cash consideration		181,898
Total purchase price		$312,411

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$18,801
Inventory	11,421
Prepaid expenses	3,235
Property and equipment	296,218
Intangibles	35,000
Other non-current assets	4,861
Total identifiable assets purchased	369,536
Liabilities assumed:
Accounts payable	(36,975)
Assumption of environmental liabilities	(22,000)
Trustee taxes payable	(9,969)
Accrued expenses	(2,211)
Other non-current liabilities	(5,629)
Total liabilities assumed	(76,784)
Net identifiable assets acquired	292,752
Goodwill	19,659
Net assets acquired	$312,411

During the quarter ended June 30, 2012, the Partnership recorded certain changes to the preliminary purchase accounting, specifically related to the values assigned to property and equipment, intangibles and goodwill.  The impact of these changes increased goodwill from $0 at March 31, 2012 to $19.6 million at June 30, 2012.  The following represents the changes in goodwill from the period ended March 31, 2012 to the current date.

Goodwill – March 31, 2012	$—
Decrease in fair value of property and equipment	24,659
Increase in fair value of intangibles	(5,000)
Goodwill – June 30, 2012	$19,659

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Business Combination (continued)

Management is in the process of evaluating the purchase price accounting.  The liability for environmental matters has been estimated by the Partnership with the assistance from a third party consultant.  Based on a preliminary analysis received to date, the estimated provision for environmental matters related to Alliance is $22.0 million.  This provision represents the estimated contingency related to such environmental matters (see Note 11 for additional information).  Upon completion of this analysis, including a review of the legal and environmental requirements related to the remediation costs associated with future removal or replacement of underground gas storage tanks at the Alliance gas station locations, changes may result to the estimated provision for environmental matters.

The Partnership engaged a third-party valuation firm to assist in the valuation of Alliance’s property and equipment and intangibles.  This valuation continues to be in progress, and during the quarter ended June 30, 2012, the Partnership received the preliminary fair values for these assets which are shown in the table above.  The fair value of $296.2 million assigned to property and equipment was based on information and assumptions provided by management.  Depreciation expense amounted to $3.2 million and $4.3 million for the three and six months ended June 30, 2012, respectively.  The fair value of $35.0 million assigned to the intangibles was estimated based on information and assumptions provided by management.  Amortization expense amounted to $1.1 million and $1.4 million for the three and six months ended June 30, 2012, respectively.

The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership has amortized these intangible assets on a straight-line basis pending the completion of the external valuation.

The fair values of the remaining Alliance assets and liabilities noted above approximate their carrying values at March 1, 2012.  It is possible that once the Partnership receives the completed valuations on the environmental matters, property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that used information and assumptions provided by management.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

The $19.6 million of goodwill is expected to be assigned to the Wholesale and Gasoline Distribution and Station Operations segments upon completion of the external valuation.  The goodwill recognized is attributed to the enhancement of the Partnership’s year-round income stream and building on the vertical integration between the Partnership’s supply, teminaling and wholesale business and its portfolio of gas station locations across the Northeast.  The goodwill is not expected to be deductible for income tax purposes.

The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2012 (7/1/12 – 12/31/12)	$2,518
2013	5,036
2014	5,036
2015	5,036
2016	5,036
Thereafter	10,910
Total	$33,572

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                      Business Combination (continued)

In connection with the acquisition, the Partnership accrued acquisition related costs of $5.2 million.  Of this amount, $1.1 million was included in selling, general and administrative expenses for the year ended December 31, 2011 and $0.1 million and $4.0 million were included in selling, general and administrative expenses for the three and six months ended June 30, 2012, respectively.  The Partnership paid acquisition costs of $1.0 million and $3.6 million for the three and six months ended June 30, 2012, respectively.  At June 30, 2012, $0.4 million of these costs remain accrued and unpaid, and the Partnership expects these remaining costs to be paid by September 30, 2012.

Alliance operates a network of company owned and operated gasoline stations and convenience stores and is a distributor of gasoline to leased and independently-owned stations.  Alliance owns and operates stations and offers its services in Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey and Pennsylvania.  The acquisition of Alliance will enable the Partnership to expand its gasoline distribution business and continue to increase its presence across the northeast United States.  The Alliance business is integrated into the Partnership’s Gasoline Distribution and Station Operations reporting segment (see Note 9).

Supplemental Pro-Forma Information — The following unaudited pro-forma information presents the consolidated results of operations of the Partnership as if the Alliance acquisition occurred at the beginning of each period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2012	2011
Sales	$3,839,898	$8,125,800	$7,751,080
Net income	$4,615	$9,310	$12,596
Net income per limited partner unit, basic	$0.16	$0.33	$0.45
Net income per limited partner unit, diluted	$0.16	$0.32	$0.45

Alliance’s revenues and net income included in the Partnership’s consolidated operating results from March 1, 2012, the acquisition date, through the period ended June 30, 2012 were $666.4 million and $9.2 million, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net Income (Loss) Per Limited Partner Unit

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

At June 30, 2012 and at December 31, 2011, common units outstanding as reported in the accompanying consolidated financial statements excluded 119,915 and 18,632 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three and six months ended June 30, 2012 and 2011 (in thousands, except per unit data):

Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (loss) (1)(2)	$18,515	$18,206	$309	$—	$(848)	$(961)	$113	$—

Declared distribution	14,781	14,401	121	259	11,028	10,790	116	122
Assumed allocation of undistributed net income	3,734	3,805	(71)	—	(11,876)	(11,751)	(125)	—
Assumed allocation of net income (loss)	$18,515	$18,206	$50	$259	$(848)	$(961)	$(9)	$122

Denominator:
Basic weighted average limited partner units outstanding		27,376				21,562
Dilutive effect of phantom units		173				223
Diluted weighted average limited partner units outstanding		27,549				21,785

Basic net income (loss) per limited partner unit		$0.67				$(0.04)
Diluted net income (loss) per limited partner unit		$0.66				$(0.04)

(1)             Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 2).  As a result, the general partner interest was reduced to 0.83% for the three months ended June 30, 2012.

(2)             Calculation includes the effect of the November 2010 and February 2011 public offerings.  As a result, the general partner interest was reduced to 1.06% for the three months ended June 30, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                      Net Income (Loss) Income Per Limited Partner Unit (continued)

Six Months Ended June 30, 2012					Six Months Ended June 30, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)(2)	$17,115	$16,698	$417	$—	$7,445	$7,132	$313	$—

Declared distribution	28,767	28,117	236	414	22,056	21,580	232	244
Adjustment to distribution in connection with the Alliance acquisition (3)	(1,929)	(1,929)	—	—	—	—	—	—
Adjusted declared distribution	26,838	26,188	236	414	22,056	21,580	232	244
Assumed allocation of undistributed net income	(9,723)	(9,490)	(233)	—	(14,611)	(14,448)	(163)	—
Assumed allocation of net income	$17,115	$16,698	$3	$414	$7,445	$7,132	$69	$244

Denominator:
Basic weighted average limited partner units outstanding		25,466				20,996
Dilutive effect of phantom units		172				209
Diluted weighted average limited partner units outstanding		25,638				21,205

Basic net income per limited partner unit		$0.66				$0.34
Diluted net income per limited partner unit		$0.65				$0.34

(1)          Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 2).  As a result, the general partner interest was 0.95%, based on a weighted average, for the six months ended June 30, 2012.

(2)          Calculation includes the effect of the November 2010 and February 2011 public offerings.  As a result, the general partner interest was 1.12%, based on a weighted average, for the six months ended June 30, 2011.

(3)          In connection with the acquisition of Alliance on March 1, 2012 and the issuance of 5,850,000 common units, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.

On April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2012 through March 31, 2012.  On July 19, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit for the period from April 1, 2012 through June 30, 2012.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Distillates: home heating oil, diesel and kerosene	$235,704	$393,137
Gasoline	95,921	154,303
Gasoline blendstocks	96,969	57,970
Residual oil and crude oil	68,564	56,121
Total	497,158	661,531
Convenience store inventory	6,928	2,613
Total	$504,086	$664,144

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $45.6 million and $65.3 million at June 30, 2012 and December 31, 2011, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $42.0 million and $58.2 million at June 30, 2012 and December 31, 2011, respectively. Exchange transactions are valued using current quoted market prices.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2012:

	Units (1)	Unit of Measure

Product Contracts
Long	24,243	Thousands of barrels
Short	(31,191)	Thousands of barrels

Natural Gas Contracts
Long	14,461	Thousands of decatherms
Short	(14,461)	Thousands of decatherms

Interest Rate Collar	$100.0	Millions of U.S. dollars

Interest Rate Swap	$100.0	Millions of U.S. dollars

Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$16.3	Millions of Canadian dollars
	$16.0	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate CAD $1.0181 to USD $1.00.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts related to the receipt or delivery of refined petroleum products, renewable fuels and crude oil in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2012 and 2011.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments.  These agreements are intended to hedge the impact of commodity price changes on the Partnership’s inventories and forward fixed price commitments as well as to hedge the cost component of virtually all of the Partnership’s forward fixed price purchase and sale commitments.  Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  The change in the fair value of the futures contracts is settled on a daily basis.  Ineffectiveness related to these hedging activities was immaterial for the three and six months ended June 30, 2012 and 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

		June 30,	December 31
	Balance Sheet	2012	2011
Asset Derivatives	Location (Net)	Fair Value	Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(2)	$7,231	$3,607

Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	7,008	12,163

Total asset derivatives		$14,239	$15,770

Liability Derivatives
Derivatives not designated as hedging instruments
Product and natural gas contracts	(4)	$6,921	$11,936
Foreign currency derivatives	(5)	39	—
Total		$6,960	$11,936

(1)      Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at June 30, 2012 and December 31, 2011

(2)      Fair value of forward fixed price contracts and prepaid expenses and other current assets at June 30, 2012 and fair value of forward fixed price contracts at December 31, 2011

(3)      Fair value of forward fixed price contracts and prepaid expenses and other current assets at June 30, 2012 and December 31, 2011

(4)      Obligations on forward fixed price contracts and accrued expenses and other current liabilities at June 30, 2012 and December 31, 2011

(5)      Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives in Fair Value	Recognized in	June 30,		June 30,
Hedging Relationships	Income on Derivative	2012	2011	2012	2011

Product contracts	Cost of sales	$80,430	$21,367	$(9,448)	$(93,442)

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedged Items in Fair Value	Recognized in	June 30,		June 30,
Hedged Relationships	Income on Hedged Items	2012	2011	2012	2011

Inventories and forward fixed price contracts	Cost of sales	$(80,354)	$(21,351)	$9,602	$93,710

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The table below presents the net composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheets being hedged by the following derivative instruments (in thousands):

	June 30, 2012	December 31, 2011
Futures contracts	$7,230	$3,607
Swaps and other, net	(191)	136
Total	$7,039	$3,743

The net total balances of $7.0 million and $3.7 million reflect the fair value of the forward fixed price contract asset/(liability) net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its brokers based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $29.6 million and $43.9 million at June 30, 2012 and December 31, 2011, respectively.

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

On September 29, 2008, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar is designated and accounted for as a cash flow hedge. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of June 30, 2012, the one-month LIBOR rate of 0.24% was lower than the floor rate.  As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $171,000 and, at June 30, 2012, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the collar, excluding accrued interest, were liabilities of approximately $3.0 million and $3.8 million as of June 30, 2012 and December 31, 2011, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

In October 2009, the Partnership executed a forward starting interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.  The fair values of the swap were liabilities of approximately $12.4 million and $12.4 million as of June 30, 2012 and December 31, 2011, respectively, and were recorded in other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

On April 8, 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.  The fair values of the rate cap were assets of approximately $78,800 and $306,000 as of June 30, 2012 and December 31, 2011, respectively, and were recorded in both other assets and accumulated other comprehensive income in the accompanying balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty’s ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring.  The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap’s strike rate.

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at June 30, 2012 and December 31, 2011 (in thousands):

		June 30,	December 31,
Derivatives Designated as	Balance Sheet	2012	2011
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$79	$306

Liability derivatives
Interest rate collar	Other long-term liabilities	$2,957	$3,817
Interest rate swap	Other long-term liabilities	12,391	12,446
Total liability derivatives		$15,348	$16,263

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three and six months ended June 30, 2012 and 2011 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2012	2011	2012	2011	2012	2011	2012	2011

Interest rate collar	$545	$43	$—	$—	$860	$1,507	$—	$—
Interest rate swap	(383)	(2,521)	—	—	56	(2,267)	—	—
Interest rate cap	(204)	940	—	—	(227)	940	—	—
Total	$(42)	$(1,538)	$—	$—	$689	$180	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three and six months ended June 30, 2012 and 2011.  The effective portion related to the interest rate collars that was originally reported in other comprehensive income and reclassified to earnings was $0.6 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three and six months ended June 30, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments

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

In addition, because a portion of the Partnership’s crude business is conducted in Canadian dollars (“CAD”), the Partnership may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, the Partnership may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                      Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivatives	2012	2011	2012	2011

Product contracts	Cost of sales	$2,872	$872	$4,604	$2,328
Foreign currency derivatives	Cost of sales	(39)	—	(39)	—
Total		$2,833	$872	$4,565	$2,328

Note 6.                      Debt

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

Availability under the Partnership’s working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Credit Agreement, the Partnership’s borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under the Partnership’s borrowing base may be affected by events beyond the Partnership’s control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

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

The average interest rates for the Credit Agreement were 4.1% and 4.0% for the three months ended June 30, 2012 and 2011, respectively, and 4.1% for each of the six months ended June 30, 2012 and 2011, respectively.

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

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $312.7 million and $526.1 million at June 30, 2012 and December 31, 2011, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $97.0 million and $62.8 million at June 30, 2012 and December 31, 2011, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2012, the Partnership had total borrowings outstanding under the Credit Agreement of $806.7 million, including $397.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $244.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at June 30, 2012 and December 31, 2011 was $348.6 million and $215.9 million, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                      Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2012.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

Note 7.                      Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2014 with annual renewal options thereafter, is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million for each of the three months ended June 30, 2012 and 2011, and $4.4 million for each of the six months ended June 30, 2012 and 2011.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended June 30, 2012 and 2011, and $48,000 for each of the six months ended June 30, 2012 and 2011.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of June 30, 2012, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $47,000 for the three months ended June 30, 2011 and $31,000 and $94,000 for the six months ended June 30, 2012 and 2011, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.

Prior to the acquisition of Alliance, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $44.5 million for the three months ended June 30, 2011 and $40.6 million and $59.9 million for the six months ended June 30, 2012 and 2011, respectively.  Sales to Alliance included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies and Alliance, effective March 1, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                      Related Party Transactions (continued)

In addition, Global Companies and GMG, wholly owned subsidiaries of the Partnership, entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2012.  The management fee and overhead reimbursement were approximately $0.7 million and $0.4 million, respectively, for the three months ended June 30, 2011 and $1.3 million and $0.9 million, respectively, for the six months ended June 30, 2011.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  The expenses for the three months ended June 30, 2012 and 2011, including payroll, payroll taxes and bonus accruals, were $10.4 million and $9.1 million, respectively, and $20.1 million and $23.8 million, for the six months ended June 30, 2012 and 2011, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance (prior to the Partnership’s acquisition of Alliance), receivables incurred in connection with the services agreements between Alliance and the Partnership (prior to the Partnership’s acquisition of Alliance) and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2012	2011
Receivables from Alliance (BFA) (1)	$—	$738
Receivables from Alliance	—	205
Receivables from GPC	270	302
Receivables from the General Partner (2)	518	531
Total	$788	$1,776

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	99.17%	0.83%
First Target Distribution	$0.4625	99.17%	0.83%
Second Target Distribution	above $0.4625 up to $0.5375	86.17%	13.83%
Third Target Distribution	above $0.5375 up to $0.6625	76.17%	23.83%
Thereafter	above $0.6625	51.17%	48.83%

The Partnership paid the following cash distribution during 2012 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/11 (1)(2)	$ 0.50	$ 10,790	$116	$ 122	$ 11,028
05/14/12 (2)(3)	$ 0.50	$ 13,716	$115	$ 155	$ 13,986

(1)            Prior to the Partnership’s issuance of 5,850,000 common units in connection with its acquisition of Alliance (see Note 2), the limited partner interest was 98.94% and the general partner interest was 1.06%.

(2)            This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2011 and first quarter of 2012.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(3)            In connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  See Note 3 for additional information.

In addition, on July 19, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit ($2.10 per unit on an annualized basis) for the period from April 1, 2012 through June 30, 2012.  On August 14, 2012, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 3, 2012.  This distribution will result in the Partnership exceeding its first target level distribution for the quarter ended June 30, 2012.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting

For several reasons, including the size of the Alliance acquisition (see Note 2), the Partnership’s strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to the Partnership’s organizational structure of this operating segment under one divisional president, and how the chief operating decision maker (“CODM”) reviews results and makes decisions, the Partnership determined it has three operating segments.  Commencing with the quarter ended March 31, 2012, the Partnership’s three operating segments, which are also the Partnership’s reporting segments, are: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.  For the three and six months ended June 30, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.

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

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels and home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors.  The Partnership also sells crude oil to refiners in the Wholesale segment.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast in barges.  Additionally, ethanol is shipped primarily by rail and by barge.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wholesale Segment:	2012	2011 (1)	2012	2011 (1)
Sales
Gasoline and gasoline blendstocks	$2,043,385	$2,043,124	$3,895,370	$3,731,573
Other oils and related products (2)	836,794	813,833	2,265,117	2,200,119
Total	$2,880,179	$2,856,957	$6,160,487	$5,931,692
Net product margin
Gasoline and gasoline blendstocks	$6,718	$17,638	$25,457	$32,246
Other oils and related products (2)	28,002	5,823	42,455	29,694
Total	$34,720	$23,461	$67,912	$61,940
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$807,108	$377,935	$1,273,585	$652,883
Station operations (3)	35,405	15,303	55,046	29,022
Total	$842,513	$393,238	$1,328,631	$681,905
Net product margin
Gasoline	$43,525	$14,871	$55,728	$24,410
Station operations (3)	18,734	8,016	29,694	15,568
Total	$62,259	$22,887	$85,422	$39,978
Commercial Segment:
Sales	$193,371	$161,953	$402,426	$349,623
Net product margin	$3,179	$4,312	$9,379	$11,062
Combined sales and net product margin:
Sales	$3,916,063	$3,412,148	$7,891,544	$6,963,220
Net product margin (4)	$100,158	$50,660	$162,713	$112,980
Depreciation allocated to cost of sales	(9,483)	(6,089)	(16,719)	(12,159)
Combined gross profit	$90,675	$44,571	$145,994	$100,821

(1)          Segment reporting results for the prior periods have been reclassified to conform to the Partnership’s current presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                      Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Combined gross profit	$90,675	$44,571	$145,994	$100,821
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	24,036	18,809	46,503	39,919
Operating expenses	37,138	17,755	60,496	35,559
Amortization expenses	2,288	1,204	3,862	2,367
Total operating costs and expenses	63,462	37,768	110,861	77,845
Operating income	27,213	6,803	35,133	22,976
Interest expense	(9,148)	(7,651)	(18,468)	(15,531)
Income tax benefit	450	—	450	—
Net income (loss)	$18,515	$(848)	$17,115	$7,445

There were no foreign sales for the three and six months ended June 30, 2012 and 2011.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of retail gas stations from ExxonMobil in September 2010, the Partnership acquired assets of approximately $232.3 million, of which approximately $171.3 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment.  As of June 30, 2012, these assets had a net book value of approximately $131.3 million.

In connection with its acquisition of Alliance in March 2012, the Partnership acquired assets of approximately $389.2 million, of which approximately $296.2 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the acquisition date.  As of June 30, 2012, these assets had a net book value of approximately $291.9 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.               Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Buildings and improvements	$458,410	$313,108
Land	302,733	145,935
Fixtures and equipment	17,864	12,685
Construction in process	22,353	13,696
Total property and equipment	801,360	485,424
Less accumulated depreciation	(94,102)	(76,574)
Total	$707,258	$408,850

The net increase of approximately $298.4 million in total property and equipment through June 30, 2012 was primarily due to the Partnership’s acquisition of Alliance (see Note 2).

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

In connection with the March 2012 acquisition of Alliance, the Partnership assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation.  Based on reports from environmental engineers, the Partnership’s estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated on a preliminary basis to be approximately $22.0 million to be expended over an extended period of time.  Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by ExxonMobil, and therefore cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $22.0 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

In connection with the September 2010 acquisition of the retail gas stations from ExxonMobil, the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.               Environmental Liabilities (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2012 (in thousands):

		Additions
		Assumed in
	Balance at	Alliance		Balance at
	December 31,	Acquisition	Payments in	June 30,
Environmental Liability Related to:	2011	2012	2012	2012
ExxonMobil Gas Stations	$28,163	$—	$(625)	$27,538
Alliance Gas Stations	—	22,000	(254)	21,746
Newburgh	1,500	—	—	1,500
Glenwood Landing and Inwood	404	—	(26)	378
Albany	172	—	(34)	138
Total environmental liabilities	$30,239	$22,000	$(939)	$51,300

Current portion	$2,936			$4,402
Long-term portion	27,303			46,898
Total environmental liabilities	$30,239			$51,300

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.               Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value as of June 30, 2012				Fair Value as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$500,495	$—	$500,495	$—	$609,566	$—	$609,566	$—
Fair value of forward fixed price contracts	13,991	—	13,991	—	15,450	—	15,450	—
Swap agreements and options	38	29	9	—	239	121	118	—
Interest rate cap	79	—	79	—	306	—	306	—
Total	$514,603	$29	$514,574	$—	$625,561	$121	$625,440	$—

Liabilities:
Obligations on forward fixed price contracts	$(6,952)	$—	$(6,952)	$—	$(11,707)	$—	$(11,707)	$—
Swap agreements and option contracts	(29)	(29)	—	—	(123)	(121)	(2)	—
Foreign currency derivatives	(39)	—	(39)	—
Interest rate collar and swap	(15,348)	—	(15,348)	—	(16,263)	—	(16,263)	—
Total liabilities	$(22,368)	$(29)	$(22,339)	$—	$(28,093)	$(121)	$(27,972)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives is based on broker price quotations.  The Partnership has not changed its valuation techniques or inputs during the three and six months ended June 30, 2012.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarter ended June 30, 2012.  There were no assets or liabilities measured at fair value on a non-recurring basis during the quarter ended June 30, 2011.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2012 and December 31, 2011, in each case due to the short-term nature and the variable interest rate of the financial instruments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.               Income Taxes

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

Substantially all of the Partnership’s income is “qualifying income” for federal and state income tax purposes and, therefore, is not subject to federal and state income taxes at the partnership level.  Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership’s agreement of limited partnership.  Individual unitholders have different investment bases depending upon the timing and price at which they acquired their Partnership units.  Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s consolidated financial statements.  Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of GMG.  The after-tax earnings of GMG are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG.  For the quarter ended June 30, 2012, the Partnership recognized approximately $450,000 of deferred tax assets consisting of net operating loss carryforwards.  This deferred tax asset is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheet at June 30, 2012.

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” recognition criteria in accordance with the FASB’s guidance regarding income taxes.  Based upon projections of future taxable income, the Partnership believes that the recorded deferred tax assets will be realized.

Note 14.               Legal Proceedings

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

Other

In December 2011, certain of the employees assigned to certain of the Partnership’s terminals in Newburgh, New York elected to join the incumbent union representing certain employees at the Partnership’s Glenwood Landing, Inwood and Oyster Bay, New York terminals.  The Partnership has executed a collective bargaining agreement with respect to these employees, the result of which did not have a material adverse effect on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.               Legal Proceedings (continued)

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

On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516S.  The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance’s purchase of gas stations from ExxonMobil in February 2011 (the “Initial Connecticut Litigation”).  Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America (“GASDA”) and Michael J. Fox, the Executive Director of GASDA.  The complaint alleges, among other things, failure to comply with the Connecticut franchise statutes and violations of the Connecticut unfair trade practices statute.  In April 2012, the action was withdrawn as to Citizens Bank, N.A.  On July 3, 2012, five of the plaintiff dealers, who operated in the aggregate, 23 of the 24 properties at issue in the Initial Connecticut Litigation, executed a Confidential Settlement and Release Agreement (the “Settlement Agreement”) with Alliance and withdrew their action.  The results of the Settlement Agreement did not have a material adverse effect on the Partnership’s operations.  The Initial Connecticut Litigation remains pending with respect to a single plaintiff that operates one location.  The litigation is in a discovery phase, and the Partnership believes it has meritorious defenses.  On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC.  The complaint was filed by five of the six dealers in the Initial Connecticut Litigation and was filed in connection with Alliance’s acquisition by the Partnership.  The complaint alleges failure to comply with the Connecticut franchise statutes and violations of the Connecticut unfair trade practices statute.  In connection with the Settlement Agreement, all of the plaintiffs withdrew this action in its entirety on June 28, 2012.  The results of the Settlement Agreement did not have a material adverse effect on the Partnership’s operations.

On August 1, 2012, the Partnership has negotiated a collective bargaining agreement with the incumbent union with the dispatchers at the Partnership’s Chelsea, Massachusetts terminal.  The result of these negotiations did not have a material adverse effect on its operations.

Note 15.               Restructuring Charges

In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives.  This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011.  No additional charges were recorded for the three and six months ended June 30, 2012.

The following table presents the changes in the Partnership’s restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2011	$1,192
Cash payments	(611)
Balance at June 30, 2012	$581

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.               New Accounting Standards

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

Note 17.               Subsequent Event

On July 19, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit ($2.10 per unit on an annualized basis) for the period from April 1, 2012 through June 30, 2012.  On August 14, 2012, the Partnership will pay this net cash distribution to its common unitholders of record as of the close of business August 3, 2012.

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

•                     A significant decrease in demand for the products we sell could reduce our ability to make distributions to our unitholders.

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

•                     Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), changes in refiner demand, significant changes in price and interruptions in rail transportation services and other necessary services and equipment, such as trucks, loading equipment and qualified drivers.

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

•                     Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between Europe and the U.S., weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

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

•                     Our businesses are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.

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

Overview

General

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We also engage in crude oil logistics, including the gathering, storage, transportation and marketing of crude oil.  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  In addition, we sell natural gas.  On March 1, 2012, we acquired Alliance, a gasoline distributor and operator of gasoline stations and convenience stores.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in New England, New York, New Jersey and Pennsylvania, and it owned or had long-term leases on approximately 250 sites and had supply contracts for the remaining stations.  This acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  In addition, we recently entered into an agreement with Getty Realty to supply and provide management services to more than 200 of its gas stations.  With the completion of the acquisition of Alliance and the addition of the supply agreement with Getty Realty, we now have a portfolio of approximately 1,000 owned, leased or supplied gas stations in nine Northeastern states.

We sold approximately $3.9 billion and $7.9 billion of refined petroleum products, renewable fuels, crude oil and natural gas for the three and six months ended June 30, 2012, respectively.  In addition, we had other revenues of approximately $35.4 million and $55.0 million for the three and six months ended June 30, 2012, respectively, primarily from convenience store sales at our directly operated stores and gas station rental income.

We purchase our refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments, (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial.  Like most independent marketers, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, IntercontinentalExchange (“ICE”) or other counterparties to hedge our commodity risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.  We earn a margin by selling the product for physical delivery to third parties.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to consumers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We receive and move crude oil by rail from the mid-continent region of the U.S. and Canada to the East Coast and sell it to refiners.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

Generally, our wholesale customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or with which we have throughput or exchange arrangements.  Our crude oil is aggregated by truck or pipeline, transported on land by train and shipped to refineries in barges.  Ethanol is shipped primarily by rail and by barge.  For our commercial customers, we generally arrange the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

For several reasons, including the size of the Alliance acquisition (see Note 2 of Notes to Consolidated Financial Statements), our strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to our organizational structure of this operating segment under one divisional president, and how performance is reviewed and decisions are made, we determined that we have three operating segments.  Commencing with the quarter ended March 31, 2012, our three operating segments, which are also our reporting segments, are the following:

•         Wholesale.   This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels, home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors, and crude oil to refiners.

•         Gasoline Distribution and Station Operations.   This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers as well as gasoline, convenience store, car wash and other ancillary sales at our directly operated stores and rental income from dealer leased retail gas stations.

•         Commercial.   This reportable segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  This segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.  For the three and six months ended June 30, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short term and in the long term. Our results of operations and financial condition depend, in part, upon the following:

•            Our financial condition and results of operations are influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates as well as access to trade credit.   Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for these products, pricing volatility and the market for such products.  Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, we attempt to reduce our inventories in order to minimize these effects.  When prices the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations.  Lastly, higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  In addition, when prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower retail market price.

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

•                  Our gasoline and gasoline blendstocks financial results are seasonal and generally lower in the first and fourth quarters of the calendar year.   Due to the nature of our business and our customers’ reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute.  Therefore, our results of operations in gasoline and gasoline blendstocks are typically lower in the first and fourth quarters of the calendar year.

•            Our heating oil and residual oil financial results are seasonal and generally lower in the second and third quarters of the calendar year.   Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October.  We obtain a significant portion of these sales during the winter months.  Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters are generally better than for the second and third quarters.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) net product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (4) distributable cash flow, (4) selling, general and administrative expenses (“SG&A”), (5) operating expenses, (6) net income per diluted limited partner unit and (7) degree day.

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

Three and Six Months Ended June 30, 2012 and 2011

During the three and six months ended June 30, 2012, we experienced the following events:

•              In our gasoline distribution business, declining gasoline prices typically improves our gasoline net product margins as we experienced during the second quarter.  The price for gasoline was $2.73 per gallon at June 30, 2012 compared to $3.39 at March 31, 2012, a decrease of $0.66 per gallon.  At June 30, 2011, the price for gasoline was $3.03 per gallon for a period-over-period decrease of $0.30 per gallon.

•              Conversely, in our gasoline distribution business, rising gasoline prices typically compress our gasoline net product margins as we experienced during the first quarter.  The price for gasoline was $3.39 per gallon at March 31, 2012 compared to $2.69 at December 31, 2011, an increase of $0.70 per gallon.  At March 31, 2011, the price for gasoline was $3.11 per gallon for a period-over-period increase of $0.28 per gallon.

•              Alliance’s revenues and net income included in our consolidated operating results from March 1, 2012, the acquisition date, through the period ended June 30, 2012 were $666.4 million and $9.2 million, respectively.

•              In our wholesale segment, we continued to expand in crude oil logistics, including the gathering, storage, transportation and marketing of crude oil.

•             We believe our wholesale gasoline business was negatively impacted by a challenging futures market and less favorable buying opportunities which reduced our net product margin for the three and six months ended June 30, 2012.

•             The prices for heating oil and residual oil at June 30, 2012 compared to prices at June 30, 2011 decreased by 8% and 11%, respectively, while the price for natural gas increased by 3%.  Despite the decrease in heating oil and residual oil prices, we believe heating oil conservation and conversions to natural gas continued during the three and six months ended June 30, 2012.

•              Temperatures for the three and six months ended June 30, 2012 were 22% and 26%, warmer than normal, respectively, and 17% and 20% warmer than the comparable periods in 2011 which negatively affected demand for our weather-related products.

•              In connection with the acquisition of Alliance, we had one-time acquisition costs of approximately $0.1 million and $4.0 million for the three and six months ended June 30, 2012, respectively.

•              Our interest expense increased by 20% and 19% for the three and six months ended June 30, 2012, respectively, due primarily to additional borrowings associated with the acquisition of Alliance and, for the first four months of 2012, higher product prices.

•              Our margins for the three and six months ended June 30, 2012 were also affected by a variety of other factors, such as movement of products between Europe and the U.S., weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011 (1)	2012		2011 (1)
Net income (loss)	$18,515	$(848)	$17,115		$7,445

Net income (loss) per diluted limited partner unit (2)	$0.66	$(0.04)	$0.65		$0.34

EBITDA (3)	$40,790	$15,511	$59,240		$40,286

Distributable cash flow (4)	$26,679	$5,984	$33,747		$21,691

Wholesale Segment:
Volume (gallons)	1,020,058	946,852	2,148,902		2,094,887
Sales
Gasoline and gasoline blendstocks	$2,043,385	$2,043,124	$3,895,370		$3,731,573
Other oils and related products (5)	836,794	813,833	2,265,117		2,200,119
Total	$2,880,179	$2,856,957	$6,160,487		$5,931,692
Net product margin
Gasoline and gasoline blendstocks	$6,718	$17,638	$25,457		$32,246
Other oils and related products (5)	28,002	5,823	42,455		29,694
Total	$34,720	$23,461	$67,912		$61,940
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	262,664	111,233	403,886		204,092
Sales
Gasoline	$807,108	$377,935	$1,273,585		$652,883
Station operations (6)	35,405	15,303	55,046		29,022
Total	$842,513	$393,238	$1,328,631		$681,905
Net product margin
Gasoline	$43,525	$14,871	$55,728		$24,410
Station operations (6)	18,734	8,016	29,694		15,568
Total	$62,259	$22,887	$85,422		$39,978
Commercial Segment:
Volume (gallons)	85,527	68,598	174,644		161,151
Sales	$193,371	$161,953	$402,426		$349,623
Net product margin	$3,179	$4,312	$9,379		$11,062
Combined sales and net product margin:
Sales	$3,916,063	$3,412,148	$7,891,544		$6,963,220
Net product margin (7)	$100,158	$50,660	$162,713		$112,980
Depreciation allocated to cost of sales	(9,483)	(6,089)	(16,719)		(12,159)
Combined gross profit	$90,675	$44,571	$145,994		$100,821

Weather conditions:
Normal heating degree days	784	784	3,685		3,654
Actual heating degree days	611	733	2,924		3,646
Variance from normal heating degree days	(22% )	(7% )	(26%	)	—
Variance from prior period actual heating degree days	(17)	46%	(20%	)	17%

(1)   Segment reporting results for the prior periods have been reclassified to conform to the Partnership’s current presentation.

(2)   See Note 3 of Notes to Consolidated Financial Statements for net income (loss) per diluted limited partner unit calculation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$18,515	$(848)	$17,115	$7,445
Depreciation and amortization and amortization of deferred financing fees	13,577	8,708	24,107	17,310
Interest expense	9,148	7,651	18,468	15,531
Income tax benefit	(450)	—	(450)	—
EBITDA	$40,790	$15,511	$59,240	$40,286

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$258,063	$682	$216,300	$(59,284)
Net changes in operating assets and liabilities and certain non-cash items	(225,971)	7,178	(175,078)	84,039
Interest expense	9,148	7,651	18,468	15,531
Income tax benefit	(450)	—	(450)	—
EBITDA	$40,790	$15,511	$59,240	$40,286

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Reconciliation of income (loss) to distributable cash flow:
Net income (loss)	$18,515	$(848)	$17,115	$7,445
Depreciation and amortization and amortization of deferred financing fees	13,577	8,708	24,107	17,310
Amortization of routine bank refinancings	(959)	(793)	(1,918)	(1,576)
Maintenance capital expenditures	(4,454)	(1,119)	(5,557)	(1,488)
Distributable cash flow	$26,679	$5,948	$33,747	$21,691

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$258,063	$682	$216,300	$(59,284)
Net changes in operating assets and liabilities and certain non-cash items	(225,971)	7,178	(175,078)	84,039
Amortization of routine bank refinancings	(959)	(793)	(1,918)	(1,576)
Maintenance capital expenditures	(4,454)	(1,119)	(5,557)	(1,488)
Distributable cash flow	$26,679	$5,948	$33,747	$21,691

Consolidated Results

Our total sales for the three months ended June 30, 2012 increased by $0.5 billion, or 15%, to $3.9 billion compared to $3.4 billion for the same period in 2011, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 1.3 billion gallons for the second quarter of 2012 compared to 1.1 billion gallons for the same period in 2011, an increase of 0.2 billion gallons, or 21%.  The increase in volume sold includes increases of approximately 152 million gallons primarily due to our acquisition in March 2012 of Alliance, 73 million gallons in our wholesale business, primarily due to increases in gasoline and to the addition of crude oil offset by a decrease in distillates due to warmer temperatures period over period, and 17 million gallons in our commercial business.  Our gross profit for the second quarter of 2012 was $90.7 million, an increase of $46.1 million, or 103%, compared to $44.6 million for the second quarter of 2011, due primarily to the Alliance acquisition, the addition of crude oil and favorable purchasing opportunities in distillates.  Despite the increase, our gross profit was negatively impacted by a challenging futures market, including backwardation, and less favorable buying opportunities in wholesale gasoline.

Our total sales for the six months ended June 30, 2012 increased by $1.0 billion, or 13%, to $7.9 billion compared to $6.9 billion for the same period in 2011 due to an increase in volume sold.  Our aggregate volume of product sold was 2.7 billion gallons for the first half of 2012 compared to 2.5 billion gallons for the same period in 2011, an increase of 0.2 billion gallons, or 11%.  The increase in volume sold includes increases of approximately 200 million gallons due to our acquisition in March 2012 of Alliance, 54 million gallons in our wholesale business, primarily due to increases in gasoline and to the addition of crude oil offset by a decrease in distillates due to warmer temperatures period over period, and 13 million gallons in our commercial business.  Our gross profit for the six months ended June 30, 2012 was $146.0 million, an increase of $45.2 million, or 45%, compared to $100.8 million for same period in 2011, due primarily to the Alliance acquisition and the addition of crude oil.  Despite the increase, our gross profit was negatively impacted by a challenging futures market, including backwardation, and less favorable buying opportunities in wholesale gasoline.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were flat at $2.0 billion for each of the three months ended June 30, 2012 and 2011.  During the six months ended June 30, 2012, sales from wholesale gasoline and gasoline blendstocks were $3.9 billion compared to $3.7 billion for the same period in 2011.  The increase of $0.2 billion, or 4%, for the first six months of 2012 was due primarily to an increase in volume sold which was attributable to an increase in demand for gasoline blendstocks, primarily ethanol.  Our net product margin from wholesale gasoline sales decreased by $10.9 million to $6.7 million for the three months ended June 30, 2012 and by $6.8 million to $25.4 million for the six months ended June 30, 2012 compared to $17.6 million and $32.2 million for the respective periods in 2011.  Our net product margins for wholesale gasoline were adversely impacted for the three and six months ended June 30, 2012 due primarily to a challenging futures market, including backwardation, less favorable buying opportunities and increased competition.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were flat at approximately $0.8 billion for each of the three months ended June 30, 2012 and 2011.  During the six months ended June 30, 2012, sales from other oils and related products were $2.3 billion compared to $2.2 billion for the same period in 2011.  Our net product margin increased by $22.2 million to $28.0 million for the three months ended June 30, 2012 and by $12.8 million to $42.5 million for the six months ended June 30, 2012 compared to $5.8 million and $29.7 million for the respective periods in 2011.  These results include the addition of crude oil, which we began offering during the quarter ended December 31, 2011 and, therefore, not offered during the three and six months ended June 30, 2011.  Although we had favorable purchasing opportunities during the second quarter of 2012, our net product margins in distillates and residual oil were negatively impacted due to warmer weather and continued conservation.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.8 billion and $0.4 billion for the three months ended June 30, 2012 and 2011, respectively, and $1.3 billion and $0.7 billion for the six months ended June 30, 2012 and 2011, respectively.  The increases of $0.4 billion, or 114%, and $0.6 billion, or 95%, for the three and six months ended June 30, 2012, respectively, were due primarily to increases in volume sold as a result of our acquisition of Alliance and to a full six months of sales of Mobil-branded fuel to sub-jobbers pursuant to our brand fee agreement with ExxonMobil which began in March 2011.  Our net product margin from gasoline distribution increased by $28.6 million to $43.5 million for the three months ended June 30, 2012 and by $31.3 million to $55.7 million for the six months ended June 30, 2012 compared to $14.9 million and $24.4 million for the same periods in 2011.  The increases were due to the Alliance acquisition, declining gasoline prices during the second quarter 2012, the Getty Realty transaction and an increase in branded gasoline distribution activity.  Despite the increase, our net product margin from gasoline distribution for the first six months of 2012 was negatively impacted due to rising gasoline prices during the first quarter of 2012.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and gas station rental income, collectively generated revenues of approximately $35.4 million and $15.3 million for the three months ended June 30, 2012 and 2011, respectively, and $55.0 million and $29.0 million for the six months ended June 30, 2012 and 2011, respectively.  Our net product margin from station operations was $18.7 million and $8.0 million for the three months ended June 30, 2012 and 2011, respectively, and $29.7 million and $15.6 million for the six months ended June 30, 2012 and 2011, respectively.  The increases in revenues and net product margin for the three and six months ended June 30, 2012 compared to the same periods in 2011 are due primarily to the Alliance acquisition.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 45% of total commercial volume sold for each of the three months ended June 30, 2012 and 2011, and 39% and 45% for the six months ended June 30, 2012 and 2011, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial volume sold.  The net product margin contribution from our commercial segment was $3.2 million and $4.3 million for the three months ended June 30, 2012 and 2011, respectively, and $9.4 million and $11.0 million for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

SG&A expenses increased by $5.2 million, or 28%, to $24.0 million for the three months ended June 30, 2012 compared to $18.8 million for the same period in 2011, primarily due to the addition of Alliance.  The increase included increases of $3.4 million in overhead expenses, $1.7 million in accrued incentive compensation, $0.7 million in bank fees, $0.1 million in one-time acquisition costs related to the acquisition of Alliance and $0.2 million in other SG&A expenses, offset by a decrease of $0.7 million in incurred management fees related to management agreements with Alliance which agreements terminated as a result of the Alliance acquisition and $0.2 million in professional fees.

SG&A expenses increased by $6.6 million, or 16%, to $46.5 million for the six months ended June 30, 2012 compared to $39.9 million for the same period in 2011, primarily due to the addition of Alliance.  The increase included increases of $4.0 million in one-time acquisition costs related to the acquisition of Alliance, $3.7 million in overhead expenses, $1.1 million in bank fees, $0.8 million in accrued incentive compensation and $0.6 million in other SG&A expenses, offset by decreases of $1.5 million in bad debt, $1.2 million in professional fees and $0.9 million in incurred management fees related to management agreements with Alliance which agreements terminated as a result of the Alliance acquisition.

Operating Expenses

Operating expenses increased by $19.3 million, or 109%, to $37.1 million for the three months ended June 30, 2012 compared to $17.8 million for the same period in 2011.  The increase was primarily due to $17.4 million in additional costs related to the operations of our recently acquired retail gas stations at Alliance.  In addition, during the second quarter of last year, we had a $1.7 million one-time reduction in our remediation obligations with respect to the Albany, New York terminal.  The additional $17.4 million in costs related to the operations of Alliance primarily include $5.9 million in overhead expenses, $4.3 million in credit card fees, $2.9 million in service station direct expenses, $2.1 million in various maintenance expenses, $1.3 million in rent expense and $0.9 million in property taxes.

Operating expenses increased by $24.9 million, or 70%, to $60.5 million for the six months ended June 30, 2012 compared to $35.6 million for the same period in 2011.  The increase was primarily due to $22.6 million in additional costs related to the operations of our recently acquired retail gas stations at Alliance and $0.6 million in various other operating expenses.  In addition, during the second quarter of last year, we had a $1.7 million one-time reduction in our remediation obligations with respect to the Albany, New York terminal.  The additional $22.6 million in costs related to the operations of Alliance primarily include $7.5 million in overhead expenses, $5.5 million in credit card fees, $3.9 million in service station direct expenses, $2.8 million in various maintenance expenses, $1.7 million in rent expense and $1.2 million in property taxes.

Interest Expense

Interest expense for the three months ended June 30, 2012 increased by $1.5 million, or 20%, to $9.1 million compared to $7.6 million for same period in 2011.  We attribute the increase primarily to additional borrowings related to the acquisition of Alliance.  Interest expense for the six months ended June 30, 2012 increased by $2.9 million, or 19%, to $18.4 million compared to $15.5 million for same period in 2011.  We attribute the increase primarily to additional borrowings related to the acquisition of Alliance and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices for the first four months of 2012.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $228.3 million to $413.5 million at June 30, 2012 compared to $641.8 million at December 31, 2011.

On February 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the fourth quarter of 2011.  On May 15, 2012, we paid a net cash distribution to our common unitholders and our general partner of approximately $12.1 million, which reflects an adjustment made  in connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units. Specifically, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  On July 19, 2012, the board of directors of our general partner declared a quarterly cash distribution of $0.5250 per unit for the period from April 1, 2012 through June 30, 2012 ($2.10 per unit on an annualized basis) to our common unitholders of record as of the close of business August 3, 2012.  We expect to pay the cash distribution of approximately $14.8 million on August 14, 2012.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2012 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$835,936	$100,963	$734,973	$—	$—
Operating lease obligations (2)	97,720	16,600	40,972	17,653	22,495
Capital lease obligations	479	33	132	132	182
Other long-term liabilities (3)	251,474	16,500	66,295	66,601	102,078
Total	$1,185,609	$134,096	$842,372	$84,386	$124,755

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2012 and assumes a ratable payment through the expiration date.  The credit agreement has a contractual maturity of May 14, 2014

and no principal payments are required prior to that date.   However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)             Includes operating lease obligations related to leases for office and computer equipment, land, terminals and throughputs, gas stations, railcars and a related party.

(3)             Includes amounts related to our 15-year brand fee agreement with ExxonMobil and minimum freight requirements on the transportation of ethanol to our Albany, New York terminal.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $5.5 million and $1.5 million in maintenance capital expenditures for the six months ended June 30, 2012 and 2011, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $310.4 million and $2.9 million in expansion capital expenditures for the six months ended June 30, 2012 and 2011, respectively.  Specifically, for the six months ended June 30, 2012, expansion capital expenditures included approximately $296.2 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition we had $14.2 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $14.2 million consists of $5.0 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal, $2.6 million in costs related to tank construction at a transloading facility in North Dakota for the storage and handling of crude oil, $2.6 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $2.4 million in site expansion and improvements at certain retail gas stations, $0.6 million in costs related to information technology, including increases in storage and computing capacity, $0.5 million in costs to acquire land for future development and $0.5 million in other expansion capital expenditures.

Comparatively, for the six months ended June 30, 2011, expansion capital expenditures included $1.0 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $0.7 million in costs related to our Albany, New York terminal, $0.5 million in costs related to our Newburgh, New York facilities, $0.4 million in bio-fuel conversion costs at our Providence, Rhode Island terminal and $0.3 million in gas station equipment.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by (used in) operating activities	$216,300	$(59,284)
Net cash used in investing activities	$(201,624)	$(3,475)
Net cash (used in) provided by financing activities	$(14,443)	$67,921

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of part of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $216.3 million for the six months ended June 30, 2012 compared to net cash used in operating activities of $59.3 million for the six months ended June 30, 2011, for a period-over-period decrease in cash used in operating activities of $275.6 million.

Exclusive of balances related to Alliance as of the acquisition date (see Note 2 of Notes to Consolidated Financial Statements), we had a $160.0 million decrease in inventories due to carrying lower levels of inventories at lower prices period-over-period.  The carrying value of accounts receivable decreased by $171.7 million which reflected the change in activity as we continued to exit the heating season, offset by the decrease in the carrying value of accounts payable of $168.3 million.

Comparatively, for the six months ended June 30, 2011, we had seasonal decreases in the carrying values of accounts receivable of $137.3 million and accounts payable of $121.6 million, reflecting the change in activity as we exited the heating season, and an increase in the carrying value of inventories of $48.9 million reflecting higher commodity prices.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments to the NYMEX of $3.3 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in investing activities was $201.6 million for the six months ended June 30, 2012 and included $181.9 million in the cash portion related to the acquisition of Alliance, $14.2 million in expansion capital expenditures and $5.5 million in maintenance capital expenditures.  For the six months ended June 30, 2011, net cash used in investing activities was $3.4 million and included $1.5 million in maintenance capital expenditures and $2.9 million in expansion capital expenditures.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2012 and 2011.

Net cash used in financing activities was $14.4 million and primarily included $179.2 million in payments on our working capital revolving credit facility, $25.0 million in cash distributions to our common unitholders and our general partner and $2.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations, offset by $192.0 million in borrowings from our revolving credit facility substantially in connection with the acquisition of Alliance.

Comparatively, net cash provided by financing activities was $67.9 million for the six months ended June 30, 2011 and primarily included $114.8 million in borrowings from our working capital revolving credit facility and $69.6 million in net proceeds from our February 2011 public offering of common units, offset by $95.0 million in payments on our revolving credit facility, $20.7 million in cash distributions to our common and subordinated unitholders and our general partner and $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP.

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

Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the credit agreement, our borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under our borrowing base may be affected by events beyond our control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or, if obtained, would be on terms acceptable to us.

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

The average interest rates for the credit agreement were 4.1% and 4.0% for the three months ended June 30, 2012 and 2011, respectively, and 4.1% for each of the six months ended June 30, 2012 and 2011.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of June 30, 2012, we had total borrowings outstanding under the credit agreement of $806.7 million, including $397.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $244.7 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at June 30, 2012 and December 31, 2011 was $348.6 million and $215.9 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2012.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

As of June 30, 2012, we had total borrowings outstanding under the credit agreement of $806.7 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $8.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

On September 29, 2008, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current one-month LIBOR rate on $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of June 30, 2012, the one-month LIBOR rate of 0.24% was lower than the floor rate.  As a result, we will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $171,000.

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

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.  In addition, because a portion of our crude business is conducted in Canadian dollars (“CAD”), we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At June 30, 2012, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30, 2012	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$13,132	$(69,186)	$69,186
Swaps, options and other, net	9	(2,367)	1,151
	$13,141	$(71,553)	$70,337

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2012.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $29.6 million at June 30, 2012.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

In December 2011, certain of the employees assigned to certain of our terminals in Newburgh, New York elected to join the incumbent union representing certain employees at our Glenwood Landing, Inwood and Oyster Bay, New York terminals.  We have executed a collective bargaining agreement with respect to these employees, the result of which did not have a material adverse effect on our operations.

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

On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516S.  The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance’s purchase of gas stations from ExxonMobil in February 2011 (the “Initial Connecticut Litigation”).  Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America (“GASDA”) and Michael J. Fox, the Executive Director of GASDA.  The complaint alleges, among other things, failure to comply with the Connecticut franchise statutes and violations of the Connecticut unfair trade practices statute.  In April 2012, the action was withdrawn as to Citizens Bank, N.A.  On July 3, 2012, five of the plaintiff dealers, who operated in the aggregate, 23 of the 24 properties at issue in the Initial Connecticut Litigation, executed a Confidential Settlement and Release Agreement (the “Settlement Agreement”) with Alliance and withdrew their action.  The results of the Settlement Agreement did not have a material adverse effect on our operations.  The Initial Connecticut Litigation remains pending with respect to a single plaintiff that operates one location.  The litigation is in a discovery phase, and we believe it has meritorious defenses.  On March 7, 2012, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC.  The complaint was filed by five of the six dealers in the Initial Connecticut Litigation and was filed in connection with Alliance’s acquisition by us.  The complaint alleges failure to comply with the Connecticut franchise statutes and violations of the Connecticut unfair trade practices statute.  The results of the Settlement Agreement did not have a material adverse effect on our operations.

On August 1, 2012, we negotiated a collective bargaining agreement with the incumbent union with the dispatchers at our Chelsea, Massachusetts terminal.  The result of these negotiations did not have a material adverse effect on our operations.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended June 30, 2012:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
April 1 – April 30, 2012	—	—	—	—
May1 – May 31, 2012	55,352	21.49	—	239,061
June 1 – June 30, 2012	45,931	20.81	—	284,992

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

10.1	^	—

General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2012 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 8, 2012		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2012		By:	/s/ Thomas J. Hollister
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

10.1	^	—

General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2012 and (v) Notes to Consolidated Financial Statements.

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