Form 10-Q
period 2012-09-30
GLOBAL PARTNERS LP
filed 2012-11-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

‘Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of November 5, 2012.

Item 1.         Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,073	$4,328
Accounts receivable, net	680,438	621,670
Accounts receivable—affiliates	1,277	1,776
Inventories	593,727	664,144
Brokerage margin deposits	30,272	43,935
Fair value of forward fixed price contracts	30,138	15,450
Prepaid expenses and other current assets	62,031	61,561
Total current assets	1,398,956	1,412,864

Property and equipment, net	700,913	408,850
Goodwill	29,123	—
Intangible assets, net	64,623	36,710
Other assets	13,681	10,427
Total assets	$2,207,296	$1,868,851
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$704,459	$575,776
Working capital revolving credit facility—current portion	149,081	62,805
Environmental liabilities—current portion	4,373	2,936
Trustee taxes payable	78,977	76,523
Accrued expenses and other current liabilities	59,967	41,307
Obligations on forward fixed price contracts	945	11,707
Total current liabilities	997,802	771,054
Working capital revolving credit facility—less current portion	278,019	526,095
Revolving credit facility	422,000	205,000
Environmental liabilities—less current portion	46,422	27,303
Other long-term liabilities	33,438	24,110
Total liabilities	1,777,681	1,553,562
Partners’ equity
Common unitholders (27,430,563 units issued and 27,310,648 outstanding at September 30, 2012 and 21,580,563 units issued and 21,561,931 outstanding at December 31, 2011)	448,799	336,103
General partner interest (0.83% and 1.06% interest with 230,303 equivalent units outstanding at September 30, 2012 and December 31, 2011, respectively)	(474)	(319)
Accumulated other comprehensive loss	(18,710)	(20,495)
Total partners’ equity	429,615	315,289
Total liabilities and partners’ equity	$2,207,296	$1,868,851

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Sales		$4,617,194	$3,765,765	$12,508,738	$10,728,985
Cost of sales		4,534,574	3,716,486	12,280,124	10,578,885
Gross profit		82,620	49,279	228,614	150,100

Costs and operating expenses:
Selling, general and administrative expenses		24,105	17,166	70,608	57,085
Operating expenses		40,196	19,373	100,692	54,932
Restructuring charges		—	1,719	—	1,719
Amortization expense		1,511	1,216	5,373	3,583
Total costs and operating expenses		65,812	39,474	176,673	117,319

Operating income		16,808	9,805	51,941	32,781

Interest expense		(9,237)	(7,947)	(27,705)	(23,478)

Income before income tax expense		7,571	1,858	24,236	9,303

Income tax expense		(678)	—	(228)	—

Net income		6,893	1,858	24,008	9,303

Less:	General partner’s interest in net income, including incentive distribution rights	(316)	(142)	(733)	(455)

Limited partners’ interest in net income		$6,577	$1,716	$23,275	$8,848

Basic net income per limited partner unit		$0.24	$0.08	$0.89	$0.42

Diluted net income per limited partner unit		$0.24	$0.08	$0.89	$0.41

Basic weighted average limited partner units outstanding		27,311	21,567	26,085	21,188

Diluted weighted average limited partner units outstanding		27,485	21,752	26,258	21,388

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$6,893	$1,858	$24,008	$9,303
Other comprehensive income (loss):
Change in fair value of cash flow hedges	515	(5,193)	1,204	(5,013)
Change in pension liability	373	(720)	581	(795)
Total other comprehensive income (loss)	888	(5,913)	1,785	(5,808)
Total comprehensive income (loss)	$7,781	$(4,055)	$25,793	$3,495

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$24,008	$9,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,663	22,725
Amortization of deferred financing fees	4,106	3,450
Bad debt expense	270	1,770
Stock-based compensation expense	(20)	333
Curtailment gain	(469)	—
Changes in operating assets and liabilities:
Accounts receivable	(40,237)	112,965
Accounts receivable — affiliate	499	(46)
Inventories	81,839	(11,987)
Broker margin deposits	13,663	(22,861)
Prepaid expenses, all other current assets and other assets	264	(28,107)
Accounts payable	91,708	(80,769)
Trustee taxes payable	(7,515)	(4,044)
Change in fair value of forward fixed price contracts	(25,450)	(14,226)
Accrued expenses, all other current liabilities and other long-term liabilities	14,371	4,715
Net cash provided by (used in) operating activities	189,700	(6,779)
Cash flows from investing activities
Acquisition of Alliance (cash component of the purchase price)	(181,898)	—
Capital expenditures	(30,907)	(7,471)
Proceeds from sale of property and equipment	6,610	955
Net cash used in investing activities	(206,195)	(6,516)
Cash flows from financing activities
Proceeds from public offering, net	—	69,626
(Payments on) borrowings from working capital revolving credit facility	(161,800)	65,300
Borrowings from (payments on) revolving credit facility	217,000	(80,000)
Repurchase of common units	(2,152)	(658)
Repurchased units withheld for tax obligations	(96)	(675)
Distributions to partners	(39,712)	(31,787)
Net cash provided by financing activities	13,240	21,806
(Decrease) increase in cash and cash equivalents	(3,255)	8,511
Cash and cash equivalents at beginning of period	4,328	2,361
Cash and cash equivalents at end of period	$1,073	$10,872
Supplemental information
Cash paid during the period for interest	$27,720	$23,905
Non-cash conversion of subordinated unitholders	$—	$1,623
Non-cash investing activities
Effect of acquisition of Alliance:
Fair value of tangible assets acquired	$(333,212)
Fair value of liabilities assumed	83,209
Fair value of acquired intangible assets	(33,285)
Consideration paid in excess of fair value (goodwill)	(29,123)
Fair value of common units issued	130,513
Net cash paid in connection with the acquisition of Alliance	$(181,898)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other	Total
	Common	Partner	Comprehensive	Partners’
	Unitholders	Interest	Loss	Equity

Balance at December 31, 2011	$336,103	$(319)	$(20,495)	$315,289
Issuance of common units in connection with the acquisition of Alliance	130,513	—	—	130,513
Net income	23,275	733	—	24,008
Other comprehensive income	—	—	1,785	1,785
Stock-based compensation	(20)	—	—	(20)
Distributions to partners	(38,907)	(888)	—	(39,795)
Phantom unit dividends	83	—	—	83
Repurchase of common units	(2,152)	—	—	(2,152)
Repurchased units withheld for tax obligations	(96)	—	—	(96)
Balance at September 30, 2012	$448,799	$(474)	$(18,710)	$429,615

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

On March 1, 2012, the Partnership acquired from AE Holdings Corp. (“AE Holdings”) 100% of the outstanding membership interests in Alliance Energy LLC (“Alliance”) (see Note 2).  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family. No member of the Slifka family owned a controlling interest in AE Holdings, nor currently owns a controlling interest in Global GP LLC, the Partnership’s general partner (the “General Partner”).  Three independent directors of the General Partner’s board of directors serve on a conflicts committee. The conflicts committee unanimously approved the Alliance acquisition and received advice from its independent counsel and independent financial adviser.

As of September 30, 2012, the Partnership had the following subsidiaries:  Global Companies LLC (“Global Companies”), Glen Hes Corp., Global Montello Group Corp. (“GMG”), Alliance Retail LLC, Chelsea Sandwich LLC, Global Energy Marketing LLC (“Global Energy”), Alliance and Bursaw Oil LLC (“Bursaw”) (the subsidiaries, collectively, the “Companies”).  Portside LLC, a former subsidiary, merged into Bursaw in July 2012.  The Companies (other than Glen Hes Corp.) are wholly owned by Global Operating LLC, a wholly owned subsidiary of the Partnership.  In addition, GLP Finance Corp. (“GLP Finance”) is a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family and manages the Partnership’s operations and activities and employs its officers and all of its personnel, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  As of September 30, 2012, affiliates of the General Partner, including its directors and executive officers, own 11,488,804 common units, representing a 42% limited partner interest.

Basis of Presentation

The financial results of Alliance for the seven months ended September 30, 2012 are included in the accompanying statements of income for the nine months ended September 30, 2012.  The accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2012.  The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	76%	76%	70%	68%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	24%	24%	30%	32%
Total	100%	100%	100%	100%

The Partnership had one significant customer, ExxonMobil Oil Corporation (“ExxonMobil”), which accounted for approximately 16% and 18% of total sales for the three months ended September 30, 2012 and 2011, respectively, and approximately 16% and 20% of total sales for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$18,801
Inventory	11,421
Prepaid expenses	3,235
Property and equipment	294,894
Intangibles	33,285
Other non-current assets	4,861
Total identifiable assets purchased	366,497
Liabilities assumed:
Accounts payable	(36,975)
Assumption of environmental liabilities	(22,000)
Trustee taxes payable	(9,969)
Accrued expenses	(2,211)
Long-term deferred taxes	(6,425)
Other non-current liabilities	(5,629)
Total liabilities assumed	(83,209)
Net identifiable assets acquired	283,288
Goodwill	29,123
Net assets acquired	$312,411

During the quarter ended September 30, 2012, the Partnership recorded certain changes to the preliminary purchase accounting, primarily related to recording the deferred taxes on the acquisition and, to a lesser extent, changes related to the values assigned to property and equipment and intangibles.  The impact of these changes increased goodwill from $19.6 million at June 30, 2012 to $29.1 million at September 30, 2012.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combination (continued)

The following represents the changes in goodwill from the period ended June 30, 2012 to the current date.

Goodwill – June 30, 2012	$19,659
Decrease in fair value of property and equipment	1,324
Decrease in fair value of intangibles	1,715
Long-term deferred taxes	6,425
Goodwill – September 30, 2012	$29,123

The deferred taxes principally consist of deferred tax assets associated with the environmental obligations and deferred tax liabilities related to the property and equipment.

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

The Partnership engaged a third-party valuation firm to assist in the valuation of Alliance’s property and equipment, and the preliminary estimate of fair value is $294.9 million.  Depreciation expense amounted to $2.5 million and $6.8 million for the three and nine months ended September 30, 2012, respectively.

The fair value of $33.3 million assigned to the intangibles was determined based on a preliminary valuation received from a third party.  The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership has amortized these intangible assets on a straight-line basis over an estimated useful life of ten years as this approximates the economic use of these assets.  Amortization expense amounted to $0.5 million and $1.9 million for the three and nine months ended September 30, 2012, respectively.

The fair values of the remaining Alliance assets and liabilities noted above approximate their carrying values at March 1, 2012.  It is possible that once the Partnership receives the completed valuations on the environmental matters, property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from an independent third party.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combination (continued)

The $29.1 million of goodwill is expected to be assigned to the Gasoline Distribution and Station Operations segment upon completion of the external valuation.  The goodwill recognized is attributed to the enhancement of the Partnership’s year-round income stream and building on the vertical integration between the Partnership’s supply, teminaling and wholesale business and its portfolio of gas station locations across the northeast.  The goodwill is not expected to be deductible for income tax purposes.

The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2012 (10/1/12 – 12/31/12)	$832
2013	3,329
2014	3,329
2015	3,329
2016	3,329
Thereafter	17,195
Total	$31,343

In connection with the acquisition, the Partnership accrued acquisition related costs of $5.2 million.  Of this amount, $1.1 million was included in selling, general and administrative expenses for the year ended December 31, 2011 and $0 and $4.0 million were included in selling, general and administrative expenses for the three and nine months ended September 30, 2012, respectively.  The Partnership paid acquisition costs of $0.2 million and $3.8 million for the three and nine months ended September 30, 2012, respectively.  At September 30, 2012, $0.2 million of these costs remain accrued and unpaid, and the Partnership expects these remaining costs to be paid by December 31. 2012.

Alliance operates a network of company owned and operated gasoline stations and convenience stores and is a distributor of gasoline to leased and independently-owned stations.  Alliance owns and/or operates stations and offers its services in Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey and Pennsylvania.  The acquisition of Alliance has enabled the Partnership to expand its gasoline distribution business and continue to increase its presence across the northeast United States.  The Alliance business is integrated into the Partnership’s Gasoline Distribution and Station Operations reporting segment (see Note 9).

Supplemental Pro-Forma Information — The following unaudited pro-forma information presents the consolidated results of operations of the Partnership as if the Alliance acquisition occurred at the beginning of each period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Sales	$4,180,141	$12,742,962	$11,940,888
Net income	$7,294	$18,264	$17,326
Net income per limited partner unit, basic	$0.26	$0.64	$0.62
Net income per limited partner unit, diluted	$0.26	$0.64	$0.61

The pro-forma net income of the Partnership for the nine months ended September 30, 2012 does not reflect the impact of a $4.7 million Alliance receivable that the Partnership deemed to have a fair value of $0 at the acquisition date.  Alliance’s revenues and net income included in the Partnership’s consolidated operating results from March 1, 2012, the acquisition date, through the period ended September 30, 2012 were $1.3 billion and $13.7 million, respectively.

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

At September 30, 2012 and December 31, 2011, common units outstanding as reported in the accompanying consolidated financial statements excluded 119,915 and 18,632 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per unit data):

Three Months Ended September 30, 2012					Three Months Ended September 30, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)(2)	$6,893	$6,577	$316	$—	$1,858	$1,716	$142	$—

Declared distribution	15,019	14,607	122	290	11,028	10,790	116	122
Assumed allocation of undistributed net income	(8,126)	(8,030)	(96)	—	(9,170)	(9,074)	(96)	—
Assumed allocation of net income	$6,893	$6,577	$26	$290	$1,858	$1,716	$20	$122

Denominator:
Basic weighted average limited partner units outstanding		27,311				21,567
Dilutive effect of phantom units		174				185
Diluted weighted average limited partner units outstanding		27,485				21,752

Basic net income per limited partner unit		$0.24				$0.08
Diluted net income per limited partner unit		$0.24				$0.08

(1)            Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 2).  As a result, the general partner interest was reduced to 0.83% for the three months ended September 30, 2012.

(2)            Calculation includes the effect of the November 2010 and February 2011 public offerings.  As a result, the general partner interest was reduced to 1.06% for the three months ended September 30, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

Nine Months Ended September 30, 2012					Nine Months Ended September 30, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)(2)	$24,008	$23,275	$733	$—	$9,303	$8,848	$455	$—

Declared distribution	43,786	42,724	358	704	33,084	32,370	348	366
Adjustment to distribution in connection with the Alliance acquisition (3)	(1,929)	(1,929)	—	—	—	—	—	—
Adjusted declared distribution	41,857	40,795	358	704	33,084	32,370	348	366
Assumed allocation of undistributed net income	(17,849)	(17,520)	(329)	—	(23,781)	(23,522)	(259)	—
Assumed allocation of net income	$24,008	$23,275	$29	$704	$9,303	$8,848	$89	$366

Denominator:
Basic weighted average limited partner units outstanding		26,085				21,188
Dilutive effect of phantom units		173				200
Diluted weighted average limited partner units outstanding		26,258				21,388

Basic net income per limited partner unit		$0.89				$0.42
Diluted net income per limited partner unit		$0.89				$0.41

(1)         Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 2).  As a result, the general partner interest was 0.87%, based on a weighted average, for the nine months ended September 30, 2012.

(2)         Calculation includes the effect of the November 2010 and February 2011 public offerings.  As a result, the general partner interest was 1.10%, based on a weighted average, for the nine months ended September 30, 2011.

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

On April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2012 through March 31, 2012.  On July 19, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit for the period from April 1, 2012 through June 30, 2012.  On October 25, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5325 per unit for the period from July 1, 2012 through September 30, 2012.  These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Distillates: home heating oil, diesel and kerosene	$253,835	$393,137
Gasoline	127,510	154,303
Gasoline blendstocks	106,574	57,970
Residual oil and crude oil	99,330	56,121
Total	587,249	661,531
Convenience store inventory	6,478	2,613
Total	$593,727	$664,144

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $128.2 million and $65.3 million at September 30, 2012 and December 31, 2011, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $113.8 million and $58.2 million at September 30, 2012 and December 31, 2011, respectively.  Exchange transactions are valued using current inventory levels.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at September 30, 2012:

	Units (1)	Unit of Measure

Product Contracts
Long	23,468	Thousands of barrels
Short	(28,943)	Thousands of barrels

Natural Gas Contracts
Long	12,321	Thousands of decatherms
Short	(12,321)	Thousands of decatherms

Interest Rate Collar	$100.0	Millions of U.S. dollars

Interest Rate Swap	$100.0	Millions of U.S. dollars

Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$18.3	Millions of Canadian dollars
	$18.6	Millions of U.S. dollars

(1)

Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)	All-in forward rate Canadian dollars (“CAD”) $0.9836 to USD $1.00.

Fair Value Hedges

The fair value of the Partnership’s derivatives is determined through the use of independent markets and is based upon the prevailing market prices of such instruments at the date of valuation.  The Partnership enters into futures contracts related to the receipt or delivery of refined petroleum products, renewable fuels and crude oil in future periods.  The contracts are entered into in the normal course of business to reduce risk of loss of inventory on hand, which could result through fluctuations in market prices.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  Ineffectiveness related to these hedging activities was immaterial for the three and nine months ended September 30, 2012 and 2011.

The Partnership also uses futures contracts and swap agreements to hedge exposure under forward fixed price purchase and sale commitments.  These agreements are intended to hedge the impact of commodity price changes on the Partnership’s inventories and forward fixed price commitments as well as to hedge the cost component of virtually all of the Partnership’s forward fixed price purchase and sale commitments.  Changes in the fair value of these contracts and agreements, as well as offsetting gains or losses on the forward fixed price purchase and sale commitments, are recognized in earnings as an increase or decrease in cost of sales.  Gains and losses on net product margin from forward fixed price purchase and sale commitments are reflected in earnings as an increase or decrease in cost of sales as these contracts mature.  The change in the fair value of the futures contracts is settled on a daily basis.  Ineffectiveness related to these hedging activities was immaterial for the three and nine months ended September 30, 2012 and 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the gross fair values of the Partnership’s derivative instruments and firm commitments and their location in the Partnership’s consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

		September 30,	December 31,
	Balance Sheet	2012	2011
Asset Derivatives	Location (Net)	Fair Value	Fair Value
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(2)	$29,255	$3,607

Derivatives not designated as hedging instruments
Product and natural gas contracts	(3)	1,172	12,163
Foreign currency derivatives	(4)	121	—
Total		1,293	12,163

Total asset derivatives		$30,548	$15,770

Liability Derivatives
Derivatives designated as hedging instruments and firm commitments
Product contracts (1)	(5)	$93	$—

Derivatives not designated as hedging instruments
Product and natural gas contracts	(5)	1,163	11,936
Total liability derivatives		$1,256	$11,936

(1)  Includes forward fixed price purchase and sale contracts as recognized in the Partnership’s consolidated balance sheets at September 30, 2012 and December 31, 2011

(2)  Fair value of forward fixed price contracts and prepaid expenses and other current assets at September 30, 2012 and fair value of forward fixed price contracts at December 31, 2011

(3)  Fair value of forward fixed price contracts and prepaid expenses and other current assets at September 30, 2012 and December 31, 2011

(4)  Prepaid expenses and other current assets at September 30, 2012

(5)  Obligations on forward fixed price contracts and accrued expenses and other current liabilities at September 30, 2012 and December 31, 2011

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value	Location of Gain (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Income on Derivative	2012	2011	2012	2011

Product contracts	Cost of sales	$(100,666)	$30,711	$(110,114)	$(62,732)

		Amount of Gain (Loss) Recognized in Income on Hedged Items
Hedged Items in Fair Value	Location of Gain (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Relationships	Income on Hedged Items	2012	2011	2012	2011

Inventories and forward fixed price contracts	Cost of sales	$100,765	$(30,681)	$110,368	$63,030

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

The table below presents the net composition and fair value of forward fixed price purchase and sale contracts on the Partnership’s consolidated balance sheets being hedged by the following derivative instruments (in thousands):

	September 30, 2012	December 31, 2011
Futures contracts	$29,242	$3,607
Swaps and other, net	(49)	136
Total	$29,193	$3,743

The net total balances of $29.2 million and $3.7 million reflect the fair value of the forward fixed price contract asset/(liability) net of the corresponding asset/(liability) in the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The Partnership has a daily margin requirement with its brokers based on the prior day’s market results on open futures contracts.  The brokerage margin balance was $30.3 million and $43.9 million at September 30, 2012 and December 31, 2011, respectively.

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

On September 29, 2008, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar is designated and accounted for as a cash flow hedge. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on the Partnership’s $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, the Partnership capped its exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  As of September 30, 2012, the one-month LIBOR rate of 0.23% was lower than the floor rate.  As a result, the Partnership will remit to the respective financial institution the difference between the floor rate and the current rate which amounted to approximately $185,000 and, at September 30, 2012, such amount was recorded in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.  The fair values of the collar, excluding accrued interest, were liabilities of approximately $2.5 million and $3.8 million as of September 30, 2012 and December 31, 2011, respectively, and were recorded in both other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the collar are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above and below the collar’s strike rates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

In October 2009, the Partnership executed a forward starting interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.  The fair values of the swap were liabilities of approximately $12.3 million and $12.4 million as of September 30, 2012 and December 31, 2011, respectively, and were recorded in other long-term liabilities and accumulated other comprehensive income in the accompanying consolidated balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, using regression analysis.  The changes in the fair value of the swap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR swap curve.

On April 8, 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility.  The fair values of the rate cap were assets of approximately $35,000 and $306,000 as of September 30, 2012 and December 31, 2011, respectively, and were recorded in both other assets and accumulated other comprehensive income in the accompanying balance sheets.  Hedge effectiveness was assessed at inception and is assessed quarterly, prospectively and retrospectively, by (i) comparing the critical terms of the rate cap and the hedged forecasted transactions, (ii) evaluating the counterparty’s ability to honor its obligations under the rate cap agreement; and (iii) ensuring the interest payment cash flows remain probable of occurring.  The changes in the fair value of the rate cap are expected to be highly effective in offsetting the changes in interest rate payments attributable to fluctuations in the one-month LIBOR rate above the rate cap’s strike rate.

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at September 30, 2012 and December 31, 2011 (in thousands):

		September 30,	December 31,
Derivatives Designated as	Balance Sheet	2012	2011
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$35	$306

Liability derivatives
Interest rate collar	Other long-term liabilities	$2,475	$3,817
Interest rate swap	Other long-term liabilities	12,313	12,446
Total liability derivatives		$14,788	$16,263

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives		Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationship	2012	2011	2012	2011	2012	2011	2012	2011

Interest rate collar	$481	$66	$—	$—	$1,341	$1,573	$—	$—
Interest rate swap	78	(3,075)	—	—	133	(5,343)	—	—
Interest rate cap	(44)	(2,184)	—	—	(270)	(1,243)	—	—
Total	$515	$(5,193)	$—	$—	$1,204	$(5,013)	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three and nine months ended September 30, 2012 and 2011.  The effective portion related to the interest rate collar that was originally reported in other comprehensive income and reclassified to earnings was $0.6 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three and nine months ended September 30, 2012 and 2011.

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

In addition, because a portion of the Partnership’s crude business is conducted in CAD, the Partnership may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, the Partnership may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Derivatives	2012	2011	2012	2011

Product contracts	Cost of sales	$11,062	$6,789	$15,666	$9,116
Foreign currency derivatives	Cost of sales	160	—	121	—
Total		$11,222	$6,789	$15,787	$9,116

Note 6.                     Debt

On January 31, 2012, and in connection with the acquisition of Alliance, the Partnership entered into a Fourth Amendment to Amended and Restated Credit Agreement dated May 14, 2010, as amended (the “Credit Agreement”) which increased the total available commitments under the Credit Agreement to $1.4 billion.  The Credit Agreement will mature on May 14, 2014.

As of September 30, 2012, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 4.1% and 4.0% for the three months ended September 30, 2012 and 2011, respectively, and 4.1% and 4.0% for the nine months ended September 30, 2012 and 2011, respectively.

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

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $278.0 million and $526.1 million at September 30, 2012 and December 31, 2011, respectively, representing the amounts expected to be outstanding during entire the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $149.1 million and $62.8 million at September 30, 2012 and December 31, 2011, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of September 30, 2012, the Partnership had total borrowings outstanding under the Credit Agreement of $849.1 million, including $422.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $368.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at September 30, 2012 and December 31, 2011 was $182.7 million and $215.9 million, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 7, 2012, the Partnership entered into a Fifth Amendment to Amended and Restated Credit Agreement (the “Fifth Amendment”), which amended the Credit Agreement.  Pursuant to the Fifth Amendment, the ceiling for capital expenditures for the year ending December 31, 2012 was raised from $40.0 million to $55.0 million.  The ceiling for capital expenditures for any year ending December 31, 2013 and thereafter is $40.0 million.  The Fifth Amendment was effective September 7, 2012.  The Partnership was in compliance with the foregoing covenants at September 30, 2012.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

On October 3, 2012, the Partnership entered into a Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment”), which increased the working capital revolving credit facility by $100.0 million, bringing the total available commitments under the Credit Agreement to $1.5 billion effective October 3, 2012.  Also pursuant to the Sixth Amendment, provided there exists no Default (as defined in the Credit Agreement), from and after October 4, 2012 the Partnership may request an additional increase to the working capital revolving credit facility by up to an additional $100.0 million, for a total credit facility of up to $1.6 billion.

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2014 with annual renewal options thereafter, is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.2 million for each of the three months ended September 30, 2012 and 2011, and $6.7 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended September 30, 2012 and 2011, and $72,000 for each of the nine months ended September 30, 2012 and 2011.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of September 30, 2012, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $47,000 for the three months ended September 30, 2011 and $31,000 and $140,000 for the nine months ended September 30, 2012 and 2011, respectively.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

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

Prior to the acquisition of Alliance, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $66.3 million for the three months ended September 30, 2011 and $40.6 million and $126.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Sales to Alliance included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies and Alliance, effective March 1, 2011.

In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gas stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $0.4 million and $0.3 million, respectively, for the nine months ended September 30, 2012.  The management fee and overhead reimbursement were approximately $0.7 million and $0.4 million, respectively, for the three months ended September 30, 2011 and $2.0 million and $1.2 million, respectively, for the nine months ended September 30, 2011.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  The expenses for the three months ended September 30, 2012 and 2011, including payroll, payroll taxes and bonus accruals, were $10.5 million and $11.0 million, respectively, and $30.6 million and $34.8 million, for the nine months ended September 30, 2012 and 2011, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with Alliance (prior to the Partnership’s acquisition of Alliance), receivables incurred in connection with the services agreements between Alliance and the Partnership (prior to the Partnership’s acquisition of Alliance) and GPC and the Partnership, as the case may be, and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2012	2011
Receivables from Alliance (BFA) (1)	$—	$738
Receivables from Alliance	—	205
Receivables from GPC	276	302
Receivables from the General Partner (2)	1,001	531
Total	$1,277	$1,776

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	99.17%	0.83%
First Target Distribution	$0.4625	99.17%	0.83%
Second Target Distribution	above $0.4625 up to $0.5375	86.17%	13.83%
Third Target Distribution	above $0.5375 up to $0.6625	76.17%	23.83%
Thereafter	above $0.6625	51.17%	48.83%

The Partnership paid the following cash distribution during 2012 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/11 (1)(2)	$0.50	$10,790	$116	$122	$11,028
05/14/12 (2)(3)	$0.50	$13,716	$115	$155	$13,986
8/14/12 (4)	$0.525	$14,401	$121	$259	$14,781

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

(4)    This distribution of $0.5250 per unit resulted in the Partnership exceeding its first target level distribution for the second quarter of 2012.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

In addition, on October 25, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5325 per unit ($2.13 per unit on an annualized basis) for the period from July 1, 2012 through September 30, 2012.  On November 14, 2012, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2012.  This distribution will result in the Partnership exceeding its first target level distribution for the quarter ended September 30, 2012.

Note 9.                     Segment Reporting

For several reasons, including the size of the Alliance acquisition (see Note 2), the Partnership’s strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to the Partnership’s organizational structure of this operating segment under one divisional president, and how the chief operating decision maker (“CODM”) reviews results and makes decisions, the Partnership determined it has three operating segments.  Commencing with the quarter ended March 31, 2012, the Partnership’s three operating segments, which are also the Partnership’s reporting segments, are: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.  For the three and nine months ended September 30, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011 (1)	2012	2011 (1)
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,570,580	$2,430,154	$6,465,950	$6,161,727
Other oils and related products (2)	936,991	714,134	3,202,108	2,914,253
Total	$3,507,571	$3,144,288	$9,668,058	$9,075,980
Net product margin
Gasoline and gasoline blendstocks	$8,925	$13,989	$34,382	$46,235
Other oils and related products (2)	25,994	11,398	68,449	41,092
Total	$34,919	$25,387	$102,831	$87,327
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$907,579	$400,586	$2,181,164	$1,053,469
Station operations (3)	36,760	15,747	91,806	44,769
Total	$944,339	$416,333	$2,272,970	$1,098,238
Net product margin
Gasoline	$33,556	$17,754	$89,284	$42,164
Station operations (3)	18,673	7,938	48,367	23,506
Total	$52,229	$25,692	$137,651	$65,670
Commercial Segment:
Sales	$165,284	$205,144	$567,710	$554,767
Net product margin	$4,779	$4,304	$14,158	$15,366
Combined sales and net product margin:
Sales	$4,617,194	$3,765,765	$12,508,738	$10,728,985
Net product margin (4)	$91,927	$55,383	$254,640	$168,363
Depreciation allocated to cost of sales	(9,307)	(6,104)	(26,026)	(18,263)
Combined gross profit	$82,620	$49,279	$228,614	$150,100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Combined gross profit	$82,620	$49,279	$228,614	$150,100
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	24,105	17,166	70,608	57,085
Operating expenses	40,196	19,373	100,692	54,932
Restructuring charges	—	1,719	—	1,719
Amortization expense	1,511	1,216	5,373	3,583
Total operating costs and expenses	65,812	39,474	176,673	117,319
Operating income	16,808	9,805	51,941	32,781
Interest expense	(9,237)	(7,947)	(27,705)	(23,478)
Income tax expense	(678)	—	(228)	—
Net income	$6,893	$1,858	$24,008	$9,303

There were no foreign sales for the three and nine months ended September 30, 2012 and 2011.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of retail gas stations from ExxonMobil in September 2010, the Partnership acquired assets of approximately $232.3 million, of which approximately $171.3 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment.  As of September 30, 2012, these assets had a net book value of approximately $127.7 million.

In connection with its acquisition of Alliance in March 2012, the Partnership acquired assets of approximately $395.6 million, of which approximately $294.9 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the acquisition date.  As of September 30, 2012, these assets had a net book value of approximately $288.1 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Buildings and improvements	$486,244	$313,108
Land	286,881	145,935
Fixtures and equipment	18,704	12,685
Construction in process	12,774	13,696
Total property and equipment	804,603	485,424
Less accumulated depreciation	(103,690)	(76,574)
Total	$700,913	$408,850

The net increase of approximately $292.1 million in total property and equipment through September 30, 2012 was primarily due to the Partnership’s acquisition of Alliance (see Note 2).

Note 11.              Environmental Liabilities and Asset Retirement Obligations

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2012 (in thousands):

		Additions
		Assumed in
	Balance at	Alliance		Balance at
	December 31,	Acquisition	Payments in	September 30,
Environmental Liability Related to:	2011	2012	2012	2012
ExxonMobil Gas Stations	$28,163	$—	$(833)	$27,330
Alliance Gas Stations	—	22,000	(520)	21,480
Newburgh	1,500	—	—	1,500
Glenwood Landing and Inwood	404	—	(39)	365
Albany	172	—	(52)	120
Total environmental liabilities	$30,239	$22,000	$(1,444)	$50,795

Current portion	$2,936			$4,373
Long-term portion	27,303			46,422
Total environmental liabilities	$30,239			$50,759

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

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gas storage tanks (“USTs”) that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership recorded approximately $1.0 million in total assets retirement obligations which are included in other long-term liabilities in the accompanying balance sheet at September 30, 2012.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value as of September 30, 2012				Fair Value as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$525,714	$—	$525,714	$—	$609,566	$—	$609,566	$—
Fair value of forward fixed price contracts	30,138	—	30,138	—	15,450	—	15,450	—
Swap agreements and options	94	83	11	—	239	121	118	—
Foreign currency derivatives	121	—	121	—	—	—	—	—
Interest rate cap	35	—	35	—	306	—	306	—
Total	$556,102	$83	$556,019	$—	$625,561	$121	$625,440	$—

Liabilities:
Obligations on forward fixed price contracts	$(945)	$—	$(945)	$—	$(11,707)	$—	$(11,707)	$—
Swap agreements and option contracts	(108)	(83)	(25)	—	(123)	(121)	(2)	—
Interest rate collar and swap	(14,789)	—	(14,789)	—	(16,263)	—	(16,263)	—
Total liabilities	$(15,842)	$(83)	$(15,759)	$—	$(28,093)	$(121)	$(27,972)	$—

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives is based on broker price quotations.  The Partnership has not changed its valuation techniques or inputs during the three and nine months ended September 30, 2012.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarter ended September 30, 2012.  There were no assets or liabilities measured at fair value on a non-recurring basis during the quarter ended September 30, 2011.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Fair Value Measurements (continued)

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of September 30, 2012 and December 31, 2011, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of GMG.  The after-tax earnings of GMG are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG.  For the quarter ended September 30, 2012, the Partnership recognized net deferred tax liabilities of $6.4 million related to the Alliance acquisition.  As of September 30, 2012, GMG had aggregate deferred tax assets of approximately $11.8 million and aggregate deferred tax liabilities of approximately $18.5 million.  Deferred tax assets consist primarily of federal and state net operating losses and basis differences on environmental liabilities.  Deferred tax liabilities consist primarily of differences related to property, plant and equipment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.              Restructuring Charges

In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives.  This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011.  No additional charges were recorded for the three and nine months ended September 30, 2012.

The following table presents the changes in the Partnership’s restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2011	$1,192
Cash payments	(749)
Balance at September 30, 2012	$443

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

Note 17.              Subsequent Events

On October 5, 2012, the Partnership signed a purchase agreement to acquire a 60% membership interest in Basin Transload LLC, which operates two transloading facilities in North Dakota for crude oil and other products with a combined rail loading capacity of 160,000 barrels per day.  The total purchase price is expected to be approximately $80.0 million.  The transaction is subject to customary regulatory approvals, due diligence and various other customary commercial closing conditions.  The purchase is expected to be completed by the end of 2012.

On October 25, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5325 per unit ($2.13 per unit on an annualized basis) for the period from July 1, 2012 through September 30, 2012.  On November 14, 2012, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2012.

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

•                     Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), changes in refiner demand, significant changes in price and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

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

•                     Our results of operations are affected by the overall forward market for the petroleum products we sell.

•                     Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between Europe and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions. For example, at the end of October, Hurricane Sandy struck the Northeast causing significant damage in the States of New York and New Jersey. As a result of the storm, marine traffic in New York harbor and along the Hudson River was disrupted. These disruptions to supply and distribution chains continue. While some of our terminals on Long Island and in Newburgh, New York suffered flooding and power outages, the damage to our terminal infrastructure was not significant and all New York facilities now are operational. We do not believe that disruptions in supply and within the channels of distribution caused by the hurricane will have a material adverse impact on our results of operations in the fourth quarter of 2012.

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

Overview

General

We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We purchase refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial which are discussed below.

Collectively, we sold approximately $4.6 billion and $12.5 billion of refined petroleum products, renewable fuels, crude oil and natural gas for the three and nine months ended September 30, 2012, respectively.  In addition, we had other revenues of approximately $36.8 million and $91.8 million for the three and nine months ended September 30, 2012, respectively, primarily from convenience store sales at our directly operated stores and gas station rental income.

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

Wholesale

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the ‘‘Northeast’’).  We also engage in logistics, including the gathering, storage, transportation and marketing of refined petroleum products, renewable fuels and crude oil.  Our strategically located terminal assets, logistics capabilities and access to railroad and barge transportation provide a “virtual pipeline” solution for the transportation of crude oil, renewable fuels and associated products from the mid-continent region of the United States and Canada to the Northeast.

Gasoline Distribution and Station Operations

We have a portfolio of approximately 1,000 owned, leased or supplied gas stations in the Northeast.  In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gas stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition also expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. which is approximately 95% owned by members of the Slifka family.  In addition, in the second quarter of 2012, we entered into an agreement with Getty Realty to supply and provide management services to more than 200 of its gas stations in New York and New Jersey.

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  Our commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock through bunkering activity.

Due to the nature of our business and our customers’ reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute.  Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  In addition, as demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year.  These factors may result in significant fluctuations in our quarterly operating results.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to customers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We receive and move crude oil by rail from the mid-continent region of the United States and Canada to the East Coast and sell it to refiners.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users.  We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

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

For several reasons, including the size of the Alliance acquisition, our strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to our organizational structure of this operating segment under one divisional president, and how performance is reviewed and decisions are made, we determined that we have three operating segments.  Commencing with the quarter ended March 31, 2012, our three operating segments, which are also our reporting segments, are the following:

•         Wholesale. This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels, home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors, and crude oil to refiners.

•         Gasoline Distribution and Station Operations. This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers as well as gasoline, convenience store, car wash and other ancillary sales at our directly operated stores and rental income from dealer leased or commission agent leased retail gas stations.

•         Commercial. This reportable segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  This segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock through bunkering activity.  For the three and nine months ended September 30, 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

•            We commit substantial resources to pursuing acquisitions, although there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage, logistics and/or marketing assets, including gas stations, and related businesses.  Our growth largely depends on our ability to make accretive acquisitions.  We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive but that ultimately may not be accretive.  If any of these events were to occur, our future growth would be limited.  We can give no assurance that our acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

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

•            New, stricter environmental laws and regulations could significantly increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters.  The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment over time.  Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) net product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses, (7) net income per diluted limited partner unit and (8) degree day.

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

Three and Nine Months Ended September 30, 2012 and 2011

During the three and nine months ended September 30, 2012, we experienced the following events:

•            Alliance’s revenues and net income included in our consolidated operating results from March 1, 2012, the acquisition date, through the nine months ended September 30, 2012 were $1.3 billion and $13.7 million, respectively.

•            In our wholesale segment, we continued our expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil which improved our wholesale segment net product margin.

•            We believe our wholesale gasoline business was negatively impacted by a challenging futures market and less favorable buying opportunities which reduced our net product margin for the three and nine months ended September 30, 2012.

•            The prices for heating oil and residual oil at September 30, 2012 compared to prices at September 30, 2011 increased by 13% and 9%, respectively, while the price for natural gas decreased by 22%.  We believe heating oil conservation and conversions to natural gas continued during the three and nine months ended September 30, 2012.

•            Temperatures for the nine months ended September 30, 2012 were 21% warmer than normal and 19% warmer than the same period in 2011 which negatively affected demand for our weather-related products during this period.

•            In connection with the acquisition of Alliance, we had one-time acquisition costs of approximately $4.0 million for the nine months ended September 30, 2012.

•            Our interest expense increased by 16% and 18% for the three and nine months ended September 30, 2012, respectively, due primarily to additional borrowings associated with the acquisition of Alliance and to higher gasoline prices for most of 2012.

•            In our gasoline distribution and station operations segment, declining gasoline prices typically improve our gasoline net product margins and rising gasoline prices typically compress our gasoline net product margins.  Gasoline prices increased during the first and third quarters of 2012 and declined in the second quarter, resulting in compressed margins for the three and nine months ended September 30, 2012.  The following provides a summary of recent changes in NYMEX gasoline prices and the impact on our net product margins in our gasoline distribution business:

•            At March 31, 2012, the price for gasoline was $3.39 per gallon compared to $2.69 at December 31, 2011, an increase of $0.70 per gallon which compressed our net product margin for the first quarter of 2012.  At March 31, 2011, the price for gasoline was $3.11 per gallon for a period-over-period increase of $0.28 per gallon.

•            At June 30, 2012, the price for gasoline was $2.73 per gallon compared to $3.39 at March 31, 2012, a decrease of $0.66 per gallon which improved our net product margin for the second quarter of 2012.  At June 30, 2011, the price for gasoline was $3.03 per gallon for a period-over-period decrease of $0.30 per gallon.

•            At September 30, 2012, the price for gasoline was $3.34 per gallon compared to $2.73 at June 30, 2012, an increase of $0.61 per gallon which compressed our net product margin for the third quarter of 2012.  At September 30, 2011, the price for gasoline was $2.63 per gallon for a period-over-period increase of $0.71 per gallon.

•            Our margins for the three and nine months ended September 30, 2012 were also affected by a variety of other factors, such as movement of products between Europe and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011 (1)		2012		2011 (1)
Net income	$6,893		$1,858		$24,008		$9,303

Net income per diluted limited partner unit (2)	$0.24		$0.08		$0.89		$0.41

EBITDA (3)	$29,470		$18,670		$88,710		$58,956

Distributable cash flow (4)	$14,954		$8,598		$48,701		$30,289

Wholesale Segment:
Volume (gallons)	1,225,719		1,070,435		3,374,621		3,165,322
Sales
Gasoline and gasoline blendstocks	$2,570,580		$2,430,154		$6,465,950		$6,161,727
Other oils and related products (5)	936,991		714,134		3,202,108		2,914,253
Total	$3,507,571		$3,144,288		$9,668,058		$9,075,980
Net product margin
Gasoline and gasoline blendstocks	$8,925		$13,989		$34,382		$46,235
Other oils and related products (5)	25,994		11,398		68,449		41,092
Total	$34,919		$25,387		$102,831		$87,327
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	282,518		122,138		686,404		326,230
Sales
Gasoline	$907,579		$400,586		$2,181,164		$1,053,469
Station operations (6)	36,760		15,747		91,806		44,769
Total	$944,339		$416,333		$2,272,970		$1,098,238
Net product margin
Gasoline	$33,556		$17,754		$89,284		$42,164
Station operations (6)	18,673		7,938		48,367		23,506
Total	$52,229		$25,692		$137,651		$65,670
Commercial Segment:
Volume (gallons)	80,676		83,204		255,320		244,355
Sales	$165,284		$205,144		$567,710		$554,767
Net product margin	$4,779		$4,304		$14,158		$15,366
Combined sales and net product margin:
Sales	$4,617,194		$3,765,765		$12,508,738		$10,728,985
Net product margin (7)	$91,927		$55,383		$254,640		$168,363
Depreciation allocated to cost of sales	(9,307)		(6,104)		(26,026)		(18,263)
Combined gross profit	$82,620		$49,279		$228,614		$150,100

Weather conditions:
Normal heating degree days	96		96		3,781		3,750
Actual heating degree days	72		44		2,996		3,690
Variance from normal heating degree days	(25%	)	(54%	)	(21%	)	(2%	)
Variance from prior period actual heating degree days	64%		29%		(19%	)	17%

(1)   Segment reporting results for the prior periods have been reclassified to conform to our current segment presentation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of net income to EBITDA:
Net income	$6,893	$1,858	$24,008	$9,303
Depreciation and amortization and amortization of deferred financing fees	12,662	8,865	36,769	26,175
Interest expense	9,237	7,947	27,705	23,478
Income tax expense	678	—	228	—
EBITDA	$29,470	$18,670	$88,710	$58,956

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(26,600)	$52,505	$189,700	$(6,779)
Net changes in operating assets and liabilities and certain non-cash items	46,155	(41,782)	(128,923)	42,257
Interest expense	9,237	7,947	27,705	23,478
Income tax expense	678	—	228	—
EBITDA	$29,470	$18,670	$88,710	$58,956

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of net income to distributable cash flow:
Net income	$6,893	$1,858	$24,008	$9,303
Depreciation and amortization and amortization of deferred financing fees	12,662	8,865	36,769	26,175
Amortization of routine bank refinancings	(960)	(932)	(2,878)	(2,508)
Maintenance capital expenditures	(3,641)	(1,193)	(9,198)	(2,681)
Distributable cash flow	$14,954	$8,598	$48,701	$30,289

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(26,600)	$52,505	$189,700	$(6,779)
Net changes in operating assets and liabilities and certain non-cash items	46,155	(41,782)	(128,923)	42,257
Amortization of routine bank refinancings	(960)	(932)	(2,878)	(2,508)
Maintenance capital expenditures	(3,641)	(1,193)	(9,198)	(2,681)
Distributable cash flow	$14,954	$8,598	$48,701	$30,289

Consolidated Results

Our total sales for the three months ended September 30, 2012 increased by $0.8 billion, or 23%, to $4.6 billion compared to $3.8 billion for the same period in 2011, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 1.6 billion gallons for the third quarter of 2012 compared to 1.3 billion gallons for the same period in 2011, an increase of 0.3 billion gallons, or 25%.  The increase in volume sold includes increases of approximately 160 million gallons in our gasoline distribution business, primarily due to our acquisition in March 2012 of Alliance, 155 million gallons in our wholesale business, primarily due to increases in gasoline and to the addition of crude oil offset by a decrease in distillates, and a decrease of 2 million gallons in our commercial business.  Our gross profit for the third quarter of 2012 was $82.6 million, an increase of $33.3 million, or 68%, compared to $49.3 million for the third quarter of 2011, due primarily to the Alliance acquisition and the addition of crude oil.  Despite the increase, our gross profit was negatively impacted by a challenging futures market, including backwardation in wholesale gasoline, and compressed margins in our gasoline distribution business due to sharply increased gasoline prices.

Our total sales for the nine months ended September 30, 2012 increased by $1.8 billion, or 17%, to $12.5 billion compared to $10.7 billion for the same period in 2011 due to an increase in volume sold.  Our aggregate volume of product sold was 4.3 billion gallons for the first nine months of 2012 compared to 3.7 billion gallons for the same period in 2011, an increase of 0.6 billion gallons, or 16%.  The increase in volume sold includes increases of approximately 360 million gallons in our gasoline distribution business, primarily due to our acquisition in March 2012 of Alliance, 209 million gallons in our wholesale business, primarily due to increases in gasoline and to the addition of crude oil offset by a decrease in distillates due to warmer temperatures period over period, and 11 million gallons in our commercial business.  Our gross profit for the nine months ended September 30, 2012 was $228.6 million, an increase of $78.5 million, or 52%, compared to $150.1 million for same period in 2011, due primarily to the Alliance acquisition and the addition of crude oil.  Despite the increase, our gross profit was negatively impacted by a challenging futures market, including backwardation, and less favorable buying opportunities in wholesale gasoline and compressed margins in our gasoline distribution business due to increased gasoline prices.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.6 billion for the three months ended September 31, 2012 compared to $2.4 billion for the same period in 2011.  During the nine months ended September 30, 2012, sales from wholesale gasoline and gasoline blendstocks were $6.5 billion compared to $6.2 billion for the same period in 2011.  The increases of $0.2 billion, or 6%, and $0.3 billion, or 5%, for the three and nine months ended September 30, 2012, respectively, were due to an increase in volume sold which was attributable to an increase in demand for gasoline blendstocks, primarily ethanol.  Our net product margin from wholesale gasoline sales decreased by $5.1 million to $8.9 million for the three months ended September 30, 2012 and by $11.8 million to $34.4 million for the nine months ended September 30, 2012 compared to $14.0 million and $46.2 million for the respective periods in 2011.  Despite rising gasoline prices for most of 2012, our net product margins for wholesale gasoline were adversely impacted for the three and nine months ended September 30, 2012 due primarily to a challenging futures market, including backwardation, less favorable buying opportunities, lower margins in gasoline blendstocks and increased competition.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $0.9 billion and $0.7 billion for the three months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, sales from other oils and related products were $3.2 billion compared to $2.9 billion for the same period in 2011.  Our net product margin increased by $14.6 million to $26.0 million for the three months ended September 30, 2012 and by $27.3 million to $68.4 million for the nine months ended September 30, 2012 compared to $11.4 million and $41.1 million for the respective periods in 2011.  These results include the addition of crude oil, which we began offering during the quarter ended December 31, 2011 and, therefore, not offered during the three and nine months ended September 30, 2011 and, to a lesser extent, an improved distillate net product margin for the third quarter of 2012 .  Although we had favorable purchasing opportunities during the three and nine months ended September 30, 2012, our net product margins in distillates and residual oil were negatively impacted due primarily to continued conservation.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.9 billion and $0.4 billion for the three months ended September 30, 2012 and 2011, respectively, and $2.2 billion and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively.  The increases of $0.5 billion, or 127%, and $1.1 billion, or 107%, for the three and nine months ended September 30, 2012, respectively, were due primarily to increases in volume sold as a result of our acquisition of Alliance and to a full nine months of sales of Mobil-branded fuel to sub-jobbers pursuant to our brand fee agreement with ExxonMobil which began in March 2011 as well as the Getty Realty agreement.  Our net product margin from gasoline distribution increased by $15.8 million to $33.6 million for the three months ended September 30, 2012 and by $47.1 million to $89.3 million for the nine months ended September 30, 2012 compared to $17.8 million and $42.2 million for the same periods in 2011.  The increases were due to the Alliance acquisition, the Getty Realty transaction and an increase in branded gasoline distribution activity.  Despite the increases, our net product margins from gasoline distribution for the three and nine months ended September 30, 2012 were negatively impacted due to rising gasoline prices during the first and third quarters of 2012.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and gas station rental income, collectively generated revenues of approximately $36.8 million and $15.7 million for the three months ended September 30, 2012 and 2011, respectively, and $91.8 million and $44.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Our net product margin from station operations was $18.6 million and $7.9 million for the three months ended September 30, 2012 and 2011, respectively, and $48.4 million and $23.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increases in revenues and net product margin for the three and nine months ended September 30, 2012 compared to the same periods in 2011 are due primarily to the Alliance acquisition.

Commercial Segment

In our Commercial segment, residual oil accounted for approximately 36% and 55% of total commercial volume sold for the three months ended September 30, 2012 and 2011, respectively, and 38% and 49% for the nine months ended September 30, 2012 and 2011, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial volume sold.  The net product margin contribution from our commercial segment was $4.8 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively, and $14.2 million and $15.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

SG&A expenses increased by $6.9 million, or 40%, to $24.1 million for the three months ended September 30, 2012 compared to $17.2 million for the same period in 2011, primarily due to the addition of Alliance.  The increase included increases of $3.7 million in overhead expenses, $0.9 million in bank fees, $0.4 million in accrued incentive compensation, $0.4 million in professional fees, and $2.2 million in other SG&A expenses, offset by a decrease of $0.7 million in management fees related to management agreements with Alliance which terminated as a result of the Alliance acquisition.

SG&A expenses increased by $13.5 million, or 24%, to $70.6 million for the nine months ended September 30, 2012 compared to $57.1 million for the same period in 2011, primarily due to the addition of Alliance.  The increase included increases of $7.4 million in overhead expenses, $4.0 million in one-time acquisition costs related to the acquisition of Alliance, $2.0 million in bank fees, $1.2 million in accrued incentive compensation and $2.8 million in other SG&A expenses, offset by decreases of $1.6 million in management fees related to management agreements with Alliance which agreements terminated as a result of the Alliance acquisition, $1.5 million in bad debt and $0.8 million in professional fees.

Operating Expenses

Operating expenses increased by $20.8 million, or 107%, to $40.2 million for the three months ended September 30, 2012 compared to $19.4 million for the same period in 2011.  The increase was primarily due to $20.2 million in additional costs related to the operations of our recently acquired retail gas stations at Alliance, including expenses associated with management of the Getty Realty locations, and $0.6 million in other operating expenses.  The additional $20.2 million in costs related to the operations of Alliance primarily include $7.4 million in overhead expenses, $5.1 million in credit card fees, $3.2 million in service station direct expenses, $2.2 million in various maintenance expenses, $1.3 million in rent expense and $1.0 million in property taxes.

Operating expenses increased by $45.8 million, or 83%, to $100.7 million for the nine months ended September 30, 2012 compared to $54.9 million for the same period in 2011.  The increase was primarily due to $42.8 million in additional costs related to the operations of our recently acquired retail gas stations at Alliance including expenses associated with management of the Getty Realty locations, and $1.3 million in various other operating expenses.  In addition, during the second quarter of last year, we had a $1.7 million one-time reduction in our remediation obligations with respect to the Albany, New York terminal.  The additional $42.8 million in costs related to the operations of Alliance primarily include $14.9 million in overhead expenses, $10.6 million in credit card fees, $7.1 million in service station direct expenses, $5.0 million in various maintenance expenses, $3.0 million in rent expense and $2.2 million in property taxes.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $9.2 million and $7.9 million, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $27.7 million and $23.4 million, respectively.  The increases of $1.3 million, or 16%, and $4.2 million, or 18%, are attributed to additional borrowings related to the acquisition of Alliance and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices during the first and third quarters of 2012.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $240.7 million to $401.1 million at September 30, 2012 compared to $641.8 million at December 31, 2011.

On February 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the fourth quarter of 2011.  On May 15, 2012, we paid a net cash distribution to our common unitholders and our general partner of approximately $12.1 million, which reflects an adjustment made in connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units. Specifically, the Contribution Agreement provided that any declared per unit distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units.  On August 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $14.8 million for the second quarter of 2012.  On October 25, 2012, the board of directors of our general partner declared a quarterly cash distribution of $0.5325 per unit for the period from July 1, 2012 through September 30, 2012 ($2.13 per unit on an annualized basis) to our common unitholders of record as of the close of business November 5, 2012.  We expect to pay the cash distribution of approximately $15.0 million on November 14, 2012.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2012 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$873,051	$155,168	$717,883	$—	$—
Operating lease obligations (2)	173,009	11,685	65,932	47,653	47,739
Capital lease obligations	462	16	132	132	182
Other long-term liabilities (3)	243,224	8,250	66,295	66,601	102,078
Total	$1,289,746	$175,119	$850,242	$114,386	$149,999

(1)    Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2012 and assumes a ratable payment through the expiration date.  The credit agreement has a contractual maturity of May 14, 2014 and no principal payments are required prior to that date.   However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)    Includes operating lease obligations related to leases for office and computer equipment, land, terminals and throughputs, gas stations, railcars and a related party.

(3)    Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and minimum freight requirements on the transportation of ethanol to our Albany, New York terminal.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $9.2 million and $2.7 million in maintenance capital expenditures for the nine months ended September 30, 2012 and 2011, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing additional equity.  We had approximately $316.6 million and $4.8 million in expansion capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.  Specifically, for the nine months ended September 30, 2012, expansion capital expenditures included approximately $294.9 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition we had $21.7 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $21.7 million consists of $7.3 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal, $4.6 million in costs related to tank construction at a transloading facility in North Dakota for the storage and handling of crude oil, $4.2 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $3.8 million in site expansion and improvements at certain retail gas stations, $0.6 million in costs related to information technology, including increases in storage and computing capacity, $0.5 million in costs to acquire land for future development and $0.7 million in other expansion capital expenditures.

For the nine months ended September 30, 2011, expansion capital expenditures included $1.6 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $1.3 million in costs related to our Albany, New York terminal including $0.4 million in costs associated with converting certain storage tanks for the handling of crude oil, $0.8 million in costs related to our Newburgh, New York facilities, $0.5 million in bio-fuel conversion costs at our Providence, Rhode Island terminal, $0.3 million in gas station equipment and $0.3 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$189,700	$(6,779)
Net cash used in investing activities	$(206,195)	$(6,516)
Net cash provided by financing activities	$13,240	$21,806

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of part of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $189.7 million for the nine months ended September 30, 2012 compared to net cash used in operating activities of $6.8 million for the nine months ended September 30, 2011, for a period-over-period increase in cash provided by operating activities of $196.5 million.

Exclusive of balances related to Alliance as of the acquisition date (see Note 2 of Notes to Consolidated Financial Statements), we had increases in the carrying values of accounts payable of $128.7 million and accounts receivable of $58.8 million due to increased prices period over period and to the inclusion of Alliance.  Inventories decreased by $70.4 million due to carrying lower levels of inventory, partially offset by the increase in prices and the inclusion of Alliance.

Comparatively, for the nine months ended September 30, 2011, we had decreases in the carrying values of accounts receivable of $113.0 million and accounts payable of $80.8 million, reflecting seasonal changes, and an increase in the carrying value of inventories of $12.0 million due to higher prices and carrying lower levels of inventories.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments to the NYMEX of $25.4 million and $14.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in investing activities was $206.2 million for the nine months ended September 30, 2012 and included $181.9 million in the cash portion related to the acquisition of Alliance, $21.7 million in expansion capital expenditures and $9.2 million in maintenance capital expenditures, offset by $6.6 million in proceeds from the sale of property and equipment.  For the nine months ended September 30, 2011, net cash used in investing activities was $6.5 million and included $4.8 million in expansion capital expenditures and $2.7 million in maintenance capital expenditures, offset by $1.0 million in proceeds from the sale of property and equipment.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2012 and 2011.

Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 2012 and primarily included $217.0 million in borrowings from our revolving credit facility substantially in connection with the acquisition of Alliance, offset by $161.8 million in payments on our working capital revolving credit facility, $39.7 million in cash distributions to our common unitholders and our general partner and $2.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.

Comparatively, net cash provided by financing activities was $21.8 million for the nine months ended September 30, 2011 and primarily included $69.6 million in net proceeds from our February 2011 public offering of common units and $65.3 million in borrowings from our working capital revolving credit facility, offset by $80.0 million in payments on our revolving credit facility, $31.8 million in cash distributions to our common and subordinated unitholders and our general partner, $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP, and $0.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.

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

As of September 30, 2012, there were two facilities under our credit agreement:

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

The average interest rates for the credit agreement were 4.1% and 4.0% for the three months ended September 30, 2012 and 2011, respectively, and 4.1% and 4.0% for the nine months ended September 30, 2012 and 2011, respectively.

We incur a letter of credit fee of 2.50% - 3.00% per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement equal to 0.50% per annum.

As of September 30, 2012, we had total borrowings outstanding under the credit agreement of $849.1 million, including $422.0 million outstanding on our revolving credit facility.  In addition, we had outstanding letters of credit of $368.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at September 30, 2012 and December 31, 2011 was $182.7 million and $215.9 million, respectively.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum EBITDA, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 7, 2012, we entered into a fifth amendment to the credit agreement (the “Fifth Amendment”), which amended the credit agreement.  Pursuant to the Fifth Amendment, the ceiling for capital expenditures for the year ending December 31, 2012 was raised from $40.0 million to $55.0 million.  The ceiling for capital expenditures for any year ending December 31, 2013 and thereafter is $40.0 million.  The Fifth Amendment was effective September 7, 2012.  We were in compliance with the foregoing covenants at September 30, 2012.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

On October 3, 2012, we entered into a sixth amendment to the credit agreement (the “Sixth Amendment”), which increased the working capital revolving credit facility by $100.0 million, bringing the total available commitments under the credit agreement to $1.5 billion effective October 3, 2012.   Also pursuant to the Sixth Amendment, provided there exists no Default (as defined in the credit agreement), from and after October 4, 2012, we may request an additional increase to the working capital revolving credit facility by up to an additional $100.0 million, for a total credit facility of up to $1.6 billion.

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

On October 3, 2012, the total available commitments under our credit agreement were increased to $1.5 billion.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.

As of September 30, 2012, we had total borrowings outstanding under the credit agreement of $849.1 million.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $8.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

On September 29, 2008, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.  Under the collar, we capped our exposure at a maximum one-month LIBOR rate of 5.50% and established a minimum floor rate of 2.70%.  Whenever the one-month LIBOR rate is greater than the cap, we receive from the financial institution the difference between the cap and the current one-month LIBOR rate on $100.0 million of one-month LIBOR-based borrowings.  Conversely, whenever the one-month LIBOR rate is lower than the floor, we remit to the financial institution the difference between the floor and the current one-month LIBOR rate on the $100.0 million of one-month LIBOR-based borrowings.  As of September 30, 2012, the one-month LIBOR rate of 0.23% was lower than the floor rate.  As a result, we will remit to the financial institution the difference between the floor rate and the current rate which amounted to approximately $185,000.

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

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues associated with inclement weather conditions.  In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.  In addition, because a portion of our crude business is conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At September 30, 2012, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30, 2012	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$(9,602)	$(95,364)	$95,364
Swaps, options and other, net	(23)	(3,497)	3,263
	$(9,625)	$(98,861)	$98,627

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2012.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $30.3 million at September 30, 2012.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 7, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC and Alliance Energy LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2012).

10.2		—

Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 3, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2012).

10.3		—

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended September 30, 2012 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 8, 2012		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2012		By:	/s/ Thomas J. Hollister
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

Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 7, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC and Alliance Energy LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2012).

10.2		—

Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 3, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2012).

10.3		—

Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2012).

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2012 and 2011, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended September 30, 2012 and (v) Notes to Consolidated Financial Statements.

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