Form 10-K
period 2012-12-31
GLOBAL PARTNERS LP
filed 2013-03-15
CIK 1323468

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 29, 2012 was approximately $278,563,782 based on a price per common unit of $22.76, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 12, 2013, 27,430,563 common units were outstanding.

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

  •
  Our sales of home heating oil and residual oil could be significantly reduced by conversions to natural gasoline.

  •
  Erosion of the value of the Mobil brand could adversely affect our gasoline sales and customer traffic.

  •
  Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

  •
  Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

  •
  Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

  •
  We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

  •
  Changes to government usage mandates could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

  •
  Warmer weather conditions could adversely affect our home heating oil and residual oil sales.

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

  •
  Our bank credit agreement and the indenture governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement and the indenture and any future financing agreements could impact our access to bank loans and restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

  •
  A significant increase in interest rates could adversely affect our ability to service our indebtedness.

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

Items 1. and 2.    Business and Properties.

Overview

        We are a publicly traded Delaware master limited partnership formed in March 2005. As of December 31, 2012, we had the following wholly owned subsidiaries: Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp. and Global Energy Marketing II LLC. Our general partner manages our operations and activities and employs our officers and substantially all of our personnel, except for our gasoline station and convenience store employees and certain union personnel who are employed by GMG.

        We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting Bakken and Canadian crude oil and other products via rail, establishing a "virtual pipeline" from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are a major multi-brand gasoline distributor and have a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast. We are also a distributor of natural gas.

Operations and Segments

        Collectively, we sold approximately $17.5 billion of refined petroleum products, renewable fuels, crude oil and natural gasoline for the year ended December 31, 2012. In addition, we had other revenues of approximately $124.1 million, primarily from convenience store sales at our directly operated stores and gas station rental income from sites owned by us and leased to others. As of December 31, 2012, we owned, leased or maintained dedicated storage facilities at 25 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 23 located throughout the Northeast that are supplied primarily by marine transport, pipeline, rail and/or truck and that collectively have approximately 10.5 million barrels of storage capacity. Additionally, we have storage capacity at our Albany, New York terminal to store crude oil and at select locations to store renewable fuels. In Columbus, North Dakota we completed construction of our new 100,000 barrel storage tank and truck offloading facility as part of the development of that location as a hub for the gathering, storage, transportation and marketing of crude oil and other products. We also have throughput and exchange agreements at numerous bulk terminals and inland storage facilities. In addition, we have storage agreements at several of our terminals granting storage rights to third parties for which we receive a fee.

        We purchase refined petroleum products, renewable fuels, crude oil and natural gas primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial. In 2012, our Wholesale sales accounted for approximately 78% of our total sales, and our Gasoline Distribution and Station Operations and Commercial sales accounted for18% and 4%, of our total sales, respectively.

  Wholesale

        We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We engage in the logistics of gathering, storage, transportation and marketing of refined petroleum products, renewable fuels and crude oil. We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers in the New England states and New York. In addition, we sell crude oil to refiners.

        On January 1, 2013, we signed a five-year contract with Phillips 66 under which we will use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region of North Dakota to Phillips 66's Bayway, New Jersey refinery. On February 1, 2013, we acquired a 60% membership interest in Basin Transload LLC ("Basin Transload"), which operates two transloading facilities (which are facilities used for transferring product shipments from one mode of transportation to another) in North Dakota. On February 15, 2013, we acquired 100% of the membership interests in Cascade Kelly Holdings LLC ("Cascade Kelly"), which owns a West Coast crude oil and ethanol facility near Portland, Oregon. See "—Recent Developments" for a further discussion on these transactions.

        We believe we have created a "virtual pipeline" solution for the transportation of crude oil and other products from the mid-continent region of the United States and Canada to the East and West Coasts. This "virtual pipeline" consists of our strategically located terminal assets, our logistical capabilities and access to railroad and barge transportation. We have enhanced our capabilities and our business with the Phillips 66, Basin Transload and Cascade Kelly transactions early in 2013.

  Gasoline Distribution and Station Operations

        As of December 31, 2012, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast.

        In September 2010, we completed the acquisition from ExxonMobil Corporation ("ExxonMobil") of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states. This acquisition expanded our supply business and added vertical integration to our transportation fuel business in New England. On March 1, 2012, we acquired Alliance Energy LLC ("Alliance"), a gasoline distributor and operator of gasoline stations and convenience stores. As of the date of the acquisition, Alliance's portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations. The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont. Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf. Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. ("AE Holdings"), which is approximately 95% owned by members of the Slifka family. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this report.

        On April 26, 2012, we entered into an agreement with Getty Realty Corp. ("Getty Realty") to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey. On November 19, 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites which enables us to supply gasoline to and operate gasoline stations in the New York City boroughs of Queens, Manhattan and the Bronx, as well as in Long Island and Westchester County. The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York City metro region.

  Commercial

        This segment includes sales and deliveries to end user customers in the public sector and to commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas. Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through our bunkering activity.

Seasonality

        Due to the nature of our business and our customers' reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year. Demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months. Therefore, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in significant fluctuations in our quarterly operating results. The increase in the non-weather sensitive components of our business helps to partially offset the economic impact that warmer weather conditions may have on our home heating oil and residual oil sales. Portions of our heating oil and residual oil are sold on a forward fixed price basis. In 2012, our volume in transportation fuels, which continues to represent a growing portion of our sales, exceeded our heating oil volumes.

Business Strategies

        We intend to pursue the following business strategies:

  •
  Diversification and enhancement of year-round streams of income.  We seek to enhance and diversify our sources of income throughout the year through organic growth and acquisitions and expansion activities:

  •
  Pursue organic growth and expansions. We strive to improve returns and create operating efficiencies through asset and logistics expansions and improvements, such as additional rail loading capacity, tank reconfigurations and flexibility in our usage of storage tanks. In addition, in the last several years we have expanded and diversified our product menu to include additional products, such as crude oil, ethanol, natural gas and biofuel, and we expect to begin selling propane in the near future from a facility in Albany, New York. We also pursue the expansion of our gasoline station business with the introduction of new-to-industry sites, the razing and rebuilding of sites within our existing portfolio and the conversion of repair-based sites to convenience stores. We have also sought, and continue to seek, to (1) strategically expand our branding arrangements with major suppliers of refined petroleum products, (2) identify and implement co-branding opportunities with national retailers, such as our existing accounts with Dunkin' Donuts and Subway, (3) strategically expand our Alltown convenience store brand and (3) expand opportunities for the marketing of transportation fuels under the Global brand.

  •
  Expand assets, transportation logistics and marketing businesses through strategic acquisitions. We pursue strategic and accretive acquisitions of assets, transportation logistic opportunities and marketing businesses of petroleum products, gasoline and other transportation fuels, heating oil, crude oil and natural gas, within and beyond the Northeast market. We also pursue strategic and accretive acquisitions of upstream or downstream retail marketing assets, as well as transportation assets and businesses. Because of our extensive experience in logistics and marketing, we believe we have a competitive advantage over bidders interested in purchasing only physical assets. We look to leverage our experience by identifying and consummating purchases that fit strategically with our existing operations. For example, we seek portfolios (large and small) of retail gasoline stations that complement our existing gasoline station operations.

  •
  Serve as a preferred supplier to our customers.  We believe that our customers value dependability and quality of supply. We strive to maintain a level of inventory to ensure that the supply needs of our customers are always satisfied. During periods of product shortages, we have historically succeeded in sustaining a supply of product sufficient to meet the needs of our customers. We own, control or have access to bulk terminals, inland storage facilities and gasoline stations and convenience stores that are strategically located for ease of access by our customers. Additionally, we satisfy specific wholesale customer needs by customizing our products, such as diesel, home heating oil and gasoline, by blending and injecting additives.

  •
  Focus on credit fundamentals of our customers.  We manage our trade credit exposure through conservative management practices, such as:

  •
  pre-approving customers up to certain credit limits;

  •
  seeking secondary sources of repayment for trade credit, such as letters of credit or guarantees;

  •
  not offering to extend credit as a marketing tool to attract customers; and

  •
  utilizing automatic debit systems for payment.

    As a result of these practices, in each of the past five years the amount of account receivables that we wrote off was insignificant as a percentage of sales.

  •
  Minimize our exposure to commodity price volatility.  We actively manage our business to minimize commodity price exposure by using hedging techniques. We seek to maintain a position that is substantially balanced between purchases and sales by establishing an offsetting sales position with a positive margin each time we commit to purchase a volume of product.

Recent Developments

Acquisitions

Basin Transload

        On February 1, 2013, we acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, with a combined rail loading capacity of 160,000 barrels per day. The purchase price, which is subject to purchase adjustments, was approximately $85.0 million which we financed with borrowings under our credit facility.

        The transloading facilities are approximately 195 miles apart in Columbus and Beulah. The Columbus facility is located along the Canadian Pacific Railway and provides single line rail haul service to our recently expanded terminal in Albany, New York. Basin Transload's Beulah site, which supports crude oil production efforts in the Williston Basin, is located along the Burlington Northern Santa Fe ("BNSF") Railway with direct long-haul rail service to the West Coast and Gulf Coast markets.

        Basin Transload provides us with strategically located assets in the Bakken region. The facilities will help form a network of unique origin and destination locations through which our customers can efficiently supply cost-competitive crude oil to destinations on the East and West coasts. In addition to our interest in Basin Transload, we own and operate a 100,000 barrel storage tank and truck offloading rack at the Columbus facility.

Cascade Kelly

        On February 15, 2013, and pursuant to the Membership Interest Purchase Agreement dated as of January 22, 2013 between us and JH Kelly Holdings LLC, we acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon. The total purchase price was approximately $95.0 million which we funded with borrowings under our credit facility and with proceeds from the issuance of our unsecured 8.00% senior notes due 2018. The transaction includes a rail transloading facility serviced by the BNSF Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast. Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens. The purchase of this crude oil and ethanol facility strategically enhances our network of origin and destination assets and extends our virtual pipeline to the West Coast.

Other Developments

Phillips 66

        On January 1, 2013, we signed a five-year contract with Phillips 66 under which we will use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region of North Dakota to Phillips 66's Bayway, New Jersey refinery. The terms of the contract include a take-or-pay commitment from Phillips 66 to receive approximately 91 million barrels of crude oil over the contract term. The majority of the crude oil is expected to be transloaded at Basin Transload's Columbus, North Dakota rail facility (see above). The crude oil will be transported on Canadian Pacific's rail network from the Bakken directly to our terminal in Albany, New York and then shipped by barge to Phillips 66's refinery.

Rail Expansion of Albany Terminal Facility

        During the fourth quarter of 2012, we completed a build-out project at our terminal facility in Albany, New York that increased rail receipts and throughput storage capacities of ethanol and crude oil and converted certain storage tanks for the handling of crude oil. This expansion increased our capacity to receive and distribute crude oil and other products from 55,000 barrels per day to 160,000 barrels per day and allows the terminal to offload two 120-car unit trains in a 24-hour period. Our rail expansion serves to enhance our "virtual pipeline" solution for the transportation of crude oil and other products from the mid-continent region to Albany, New York. Our rail shipments from the mid-continent to Albany average four or five days, with some shipments completed in as little as two and a half days. From Albany, it is then a one to one and a half day trip by barge to the East Coast refineries.

Construction of Rail-fed Propane Storage and Distribution Facility in Albany

        We are constructing a new rail-fed propane storage and distribution facility near our terminal in Albany, New York. This will be a single line rail haul facility serviced by Canadian Pacific. We believe this storage location, which will have an initial capacity of 540,000 gallons, will be an attractive source of cost-competitive mid-continent propane for wholesale customers in the Northeast.

Hurricane Sandy

        At the end of October 2012, Hurricane Sandy struck the Northeast causing significant damage in the states of New York, Connecticut and New Jersey. As a result of the storm, marine traffic in New York harbor and along the Hudson River was disrupted. While some of our terminals on Long Island and in Newburgh, New York suffered flooding and power outages, the damage to our terminal infrastructure was not significant. We do not believe that disruptions in supply and within the channels of distribution caused by the hurricane had a material adverse impact on our results of operations in the fourth quarter of 2012.

Product Sales

  General

        We sell our refined petroleum products, renewable fuels, crude oil and natural gas in three reporting segments, Wholesale, Gasoline Distribution and Station Operations and Commercial. The majority of the petroleum products we sell can be grouped into four categories: gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates, residual oil and crude oil.

        The following table presents our product sales as a percentage of total sales:

	Year Ended December 31,
	2012	2011	2010
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	68%	68%	60%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	32%	32%	40%

Total	100%	100%	100%

        We had one customer, ExxonMobil, who accounted for approximately 16%, 19% and 19% of our total sales for the years ended December 31, 2012, 2011 and 2010, respectively.

        Gasoline.    We sell all grades of branded and unbranded gasoline that comply with seasonal and geographical requirements in the areas in which we market.

        Distillates.    Distillates are divided into home heating oil, diesel and kerosene. In 2012, sales of home heating oil, diesel and kerosene accounted for approximately 54%, 44%% and 2%, respectively, of our total volume of distillates sold.

        We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2012, approximately 12% of the volume of home heating oil we sold to wholesale resellers was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale resellers, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®.

        Residual Oil.    We are one of the primary residual oil marketers in the Northeast. We specially blend residual oil for users in accordance with their individual power plant specifications.

        Crude Oil and Other Products.    In the fourth quarter of 2011, we expanded our product offerings and began buying and selling mid-continent crude oil in the United States and Canada. We are a leader in the logistics of transporting crude oil and other products from the mid-continent region of the United States and Canada to the East Coast. With the acquisition of Cascade Kelly, we can now supply cost-competitive crude oil from the United States and Canadian mid-continent and supply refiners on the West Coast.

  Wholesale

        In the Wholesale segment, we sell unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels. We sell home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. We also sell crude oil to refiners. In 2012, this segment accounted for approximately 79% of our total volume sold. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or with which we have throughput or exchange agreements. Please read "—Storage." Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East and West Coasts in barges. Additionally, ethanol is shipped primarily by rail and by barge.

        In 2012, we sold unbranded gasoline and diesel, including Diesel One®, to approximately 950 wholesalers and retail gasoline station operators.

        In 2012, we sold home heating oil, including Heating Oil Plus™, to approximately 970 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2012, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

        In 2012, we moved 254 trains of crude oil and ethanol to our Albany, New York facility (approximately 39,000 barrels per day).

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Gasoline Distribution and Station Operations

        In the Gasoline Distribution and Station Operations segment, we sell branded and unbranded gasoline to gasoline stations and other sub-jobbers. This segment also includes gasoline, convenience store, car wash and other ancillary sales at our directly operated stores, as well as rental income from dealer leased gasoline stations. As of December 31, 2012, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast. In 2012, this segment accounted for approximately 15% of our total volume sold.

        Financial information with respect to the Gasoline Distribution and Station Operations segment, including information concerning revenues, gross profit, net product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        Our Commercial segment includes sales and deliveries of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas to end user customers in the public sector and to large commercial and industrial end users. In the case of commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barges or from a terminal dock to ships through our bunkering activity. In 2012, this segment accounted for approximately 6% of our total volume sold.

        Our commercial end user customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. In our Commercial segment, we generally arrange the delivery of the product to the customer's designated location. We typically hire third-party common carriers to deliver the product. Please read "—Storage."

        In this segment, we respond to publicly-issued requests for product proposals and quotes. As of December 31, 2012, we had contracts as a result of this public bidding process with the U.S. government and the states of Massachusetts, New Hampshire, New York and Rhode Island. We also had contracts with municipalities, autonomous authorities and institutional customers in the Northeast to meet their various fuel requirements.

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

Supply

        Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2012, we purchased an average of approximately 398,000 barrels per day of refined petroleum products, renewable fuels and crude oil from approximately 140 suppliers. In 2012, our top ten suppliers accounted for approximately 61% of our product purchases. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management." We obtain our convenience store inventory from traditional suppliers.

Commodity Risk Management

        Since we take title to the refined petroleum products, renewable fuels and crude oil that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, renewable fuels and crude oil. We endeavor to minimize commodity risk in connection with our daily operations. Generally, as we purchase and/or store these products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as logistical issues, for example, associated with inclement weather conditions. In connection with managing these positions, maintaining a constant presence in the marketplace, and managing the futures market outlook for future anticipated inventories, which are necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of these products at any point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

        In addition, because a portion of our crude oil business is conducted in Canadian dollars ("CAD"), we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

        We monitor processes and procedures to prevent unauthorized trading by our personnel and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will eliminate commodity risk or detect and prevent all violations of such trading processes and procedures, particularly if deception or other intentional misconduct is involved.

        For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, see Item 7, "Management's Discussion and Analysis and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

Storage

        Bulk terminals and inland storage facilities play a key role in the distribution of product to our customers. As of December 31, 2012, we owned, leased or maintained dedicated storage facilities at 25 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 23 located throughout the Northeast that collectively have approximately 10.5 million barrels of storage capacity.

        We also have storage capacity at our Albany, New York terminal to store crude oil and at select locations to store renewable fuels. In addition, in Columbus, North Dakota we constructed a 100,000 barrel tank and truck offloading facility as part of the development of a hub for the gathering, storage, rail transloading, transportation and marketing of crude oil and other products.

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

        We have exchange agreements with customers and suppliers. An exchange is a contractual agreement where the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by our exchange partner from such party's facility or terminal, and we deliver the same volume of our product to such party (or to such party's customers) out of one of the terminals in our terminal network. Generally, both sides of an exchange transaction pay a handling fee (similar to a throughput fee), and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials and timing differentials.

Competition

        In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We are one of the primary residual oil marketers in the Northeast. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Environmental

  General

        Our business of supplying refined petroleum products, renewable fuels and crude oil involves a number of activities that are subject to extensive and stringent environmental laws. As part of our business, we own and operate various petroleum storage and distribution facilities and gasoline stations and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and gasoline stations and our business generally.

        Our operations also utilize a number of petroleum storage facilities and distribution facilities, including rail transloading facilities and gasoline stations that we do not own or operate, but at which refined petroleum products, renewable fuels and crude oil are stored. We utilize these facilities through several different contractual arrangements, including leases and throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

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

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment over time. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance.

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

        We currently own, lease or utilize storage or distribution facilities and gasoline stations where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators or make capital improvements to prevent future contamination.

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

        The Oil Pollution Act of 1990 ("OPA") addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil at our terminals, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) or the EPA. States in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in substantial compliance with regulations pursuant to OPA and similar state laws. We follow the American Petroleum Institute's inspection, maintenance and repair standard applicable to our above ground storage tanks.

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

        Efforts at the federal and state level are currently underway to reduce the levels of greenhouse gas ("GHG") emissions from various sources in the United States. Even in the absence of new federal legislation, GHG emissions have begun to be regulated by the EPA pursuant to the Clean Air Act. For example, in April 2010, the EPA set a new emissions standard for motor vehicles to reduce GHG emissions. In December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries. Under that agreement, the EPA intended to propose standards for refineries in December 2011. However, the EPA has yet to issue new regulations under the Clean Air Act limiting GHG emissions from oil refineries.

        New federal or state restrictions on emissions of GHGs that may be imposed in areas of the United States in which we conduct business and that apply to our operations could adversely affect the demand for our products.

        Under Subpart MM of the Mandatory Greenhouse Gas Reporting Rule ("MRR"), importers of petroleum products, including distillates, must report the GHG emissions that would result from the complete combustion of all imported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide per year. We currently report under Subpart MM because of the volume of petroleum products we typically import. Compliance with the MRR does not substantially impact our operations. However, any change in regulations based on GHG emissions reported in compliance with MRR may limit our ability to import petroleum products or increase our costs to import such products.

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

        Recently, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later as well as for cars and light duty trucks manufactured in the model years between 2001 and 2006. According to EPA estimates, flex-fuel vehicles make up only a small percentage of vehicles on the nation's roads and there are approximately 3,000 E85 stations in the U.S. The USDA is providing financial assistance to help implement more "blender pumps" in the U.S. in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $20,000 each, so it may take time before they become widely available in the retail gasoline market.

  Environmental Insurance

        We maintain insurance which may cover, in whole or in part, certain costs relating to the clean up of releases of refined petroleum products, renewable fuels, blendstocks and crude oil. We maintain insurance policies with insurers in amounts and with coverage and deductibles as we believe are reasonable and prudent. These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

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

        We believe we have satisfactory title to all of our assets. Title to property, including certain sites within our Gasoline Distribution and Station Operations segment, may be subject to encumbrances, including repurchase rights and use, operating and environmental covenants and restrictions. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our business.

        The name GLOBAL, our logos and the name Global Petroleum Corp. are our trademarks. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™ and SubZero® and a pending trademark for our Alltown convenience store locations.

Facilities

        We lease office space for our principal executive office in Waltham, Massachusetts. The lease expires on December 31, 2015.

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employed 788 full-time employees as of December 31, 2012. We believe we have good relations with our employees.

        There are three collective bargaining agreements governing the employment of certain of the employees assigned to our terminal in Chelsea, Massachusetts. The drivers and terminal operators are employed under collective bargaining agreements that expire in 2014, and the dispatchers are employed under a collective bargaining agreement that expires in 2015. Certain of Global Petroleum Corp.'s employees at the Revere, Massachusetts facility are employed under a collective bargaining agreement that expires in 2014. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing and Inwood, New York are employed under collective bargaining agreements that expire in 2013 (with respect to Albany and one of our terminals in Newburgh), 2014 (with respect to Glenwood Landing and Inwood) and 2016 (with respect to our other terminals in Newburgh). We are negotiating collective bargaining agreements with respect to the collective bargaining agreements that expire in 2013. We do not believe the result of these negotiations will have a material adverse effect on our operations.

        Certain of the employees assigned to our terminal in Oyster Bay (Commander), New York are employed under a collective bargaining agreement that expires in 2014.

        Certain of the employees assigned to the Cascade Kelly facility in Clatskanie, Oregon are employed under a collective bargaining agreement that expires in 2014.

        We have a shared services agreement with Global Petroleum Corp. The services provided among these entities by any employees shared pursuant to these agreements do not limit the ability of such employees to provide all services necessary to properly run our business. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements." In connection with our acquisition of Alliance on March 1, 2012, we terminated our shared services agreement with Alliance effective as of March 9, 2012.

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
  supplier disruptions;

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

  •
  the restrictions contained in our credit agreement and the indenture governing our senior notes, including financial covenants, borrowing base limitations and advance rates;

  •
  our debt service requirements;

  •
  the cost of acquisitions;

  •
  fluctuations in our working capital needs;

  •
  our ability to borrow under our credit agreement to make distributions to our unitholders; and

  •
  the amount of cash reserves established by our general partner.

The amount of cash we have available for distribution to unitholders depends on our cash flow and not solely on profitability.

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

  •
  mistaken assumptions about volumes, revenues and costs, including synergies;

  •
  a significant increase in our indebtedness and working capital requirements;

  •
  an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;

  •
  the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;

  •
  mistaken assumptions about the overall costs of equity or debt;

  •
  the assumption of substantial unknown or unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

  •
  limitations on rights to indemnity from the seller;

  •
  customer or key employee loss from the acquired businesses;

  •
  unforeseen difficulties operating in new product areas or new geographic areas; and

  •
  diversion of our management's and employees' attention from other business concerns.

        If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to make such distributions will be reduced.

Our gasoline and gasoline blendstocks financial results are seasonal and generally lower in the first and fourth quarters of the calendar year.

        Due to the nature of our business and our customers' reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.

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

        A significant decrease in demand for refined petroleum products, renewable fuels and crude oil in the areas that we serve could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, renewable fuels and crude oil include:

  •
  a recession or other adverse economic conditions or due to high prices caused by an increase in the market price of refined petroleum products, renewable fuels and crude oil or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, renewable fuels and crude oil;

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

Our business is influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement.

        Results from our purchasing, storing, terminalling, transporting, selling and logistics operations are influenced by prices for refined petroleum products, renewable fuels and crude oil, pricing volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.

        When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower retail market price. A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have a significant amount of debt. As of December 31, 2012, our total debt outstanding under our credit agreement was approximately $846.5 million. We have the ability to incur debt, including the capacity to borrow up to $1.5 billion under our credit facilities, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

        Our ability to service our indebtedness depends upon, among other things, our financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing or eliminating distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

A significant increase in interest rates could adversely affect our ability to service our indebtedness.

        The interest rates on our credit agreement are variable; therefore, we have exposure to movements in interest rates. A significant increase in interest rates could adversely affect our ability to service our indebtedness. The increased cost could make the financing of our business activities more expensive. These added expenses could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Our credit agreement and the indenture governing our senior notes each contain operating and financial restrictions and covenants that may restrict our business and financing activities.

        The operating and financial restrictions and covenants in our credit agreement and the indenture governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

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

        In addition, the indenture governing our senior notes limits our ability to, among other things:

  •
  incur additional indebtedness;

  •
  make distributions to equity owners;

  •
  make certain investments;

  •
  restrict distributions by our subsidiaries;

  •
  create liens;

  •
  enter into sale-leaseback transactions;

  •
  sell assets; or

  •
  merge with other entities.

        Our ability to comply with the covenants and restrictions contained in our credit agreement and the indenture may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or the indenture, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets.

Restrictions in our credit agreement and the indenture limit our ability to pay distributions upon the occurrence of certain events.

        Our credit agreement and the indenture limit our ability to pay distributions upon the occurrence of certain events. For example, each of our credit agreement and the indenture limits our ability to pay distributions upon the occurrence of the following events, among others:

  •
  failure to pay any principal, interest, fees or other amounts when due;

  •
  failure to perform or otherwise comply with the covenants in the credit agreement, the indenture or in other loan documents to which we are a borrower; and

  •
  a bankruptcy or insolvency event involving us, our general partner or any of our subsidiaries.

        Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and the indenture, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement" and Note 8 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

        Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

        On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodities Futures Trading Commission ("CFTC"), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012 although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of "swap," "security-based swap," "swap dealer" and "major swap participant." The Act and CFTC rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Act and CFTC rules on us and the timing of such effects. The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

        The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

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

        Additionally, our access to trade credit support could diminish and/or become more expensive. Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by fluctuations in petroleum product and renewable fuel prices or disruptions in the credit markets or for any other reason. Any of these events could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

Historical prices for certain products we sell have been volatile and significant changes in such prices in the future may adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        Historical prices for certain products we sell were volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and wholesale motor fuel costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than can pass along such increases to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customer's motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        We believe that the success of our acquisitions of retail gasoline stations and supply rights from ExxonMobil in 2010 and our acquisition of Alliance in 2012 may be dependent, in part, upon the continuing favorable reputation of the Mobil brand. Erosion of the value of the Mobil brand could have a negative impact on our gasoline sales, which in turn may cause our acquisition to be less profitable.

We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        Hurricanes, flooding and other severe weather conditions could cause a disruption in rail and marine transportation services that could affect the flow of service. In addition, labor disputes between the railroads and their union employees and labor renegotiations, or a work stoppage at railroads, could also disrupt rail service. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

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

        Where releases of refined petroleum products, renewable fuels and crude oil have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state (with respect to gasoline stations) and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

We face intense competition in our purchasing, terminalling, transporting, storage and logistics activities. Competition from other providers of refined petroleum products, renewable fuels, crude oil and natural gas that are able to supply our customers with those products and services at a lower price and have capital resources many times greater than ours could reduce our ability to make distributions to our unitholders.

        We are subject to competition from distributors and suppliers of refined petroleum products, renewable fuels, crude oil and natural gas that may be able to supply our customers with the same or comparable products and terminalling, transporting and storage services and logistics on a more competitive basis. We compete with terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We also compete with natural gas suppliers and marketers in our home heating oil and residual oil product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly the unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

        Some of our competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, renewable fuels, natural gas and crude oil than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including, but not limited to, price competition and the availability of alternative and less expensive fuels.

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

We may not be able to lease sites we own or sub-lease sites we lease on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        We may lease certain sites to dealers where the rent expense is more than the lease payments. If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We cannot provide any assurance that our gross margin from the sale of transportation fuels and related convenience store items at these sites will be adequate to offset unfavorable lease terms. The occurrence of these events could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

A material amount of our terminalling capacity is controlled by one of our affiliates. Loss of that capacity could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

        We currently have an exclusive throughput arrangement for a terminal located in Revere, Massachusetts with one of our affiliates, Global Petroleum Corp. (which entity is owned by Alfred A. Slifka and Richard Slifka). As of December 31, 2012, this facility accounted for approximately 20% of our storage capacity. We store distillates and gasoline at this facility. The throughput agreement for this facility expires in 2014. After expiration of the agreement, we can provide no assurance that Global Petroleum Corp. will continue to grant us exclusive use of the terminal or that the terms of a renegotiated agreement will be as favorable to us as the agreement it replaces. If we are unable to renew the agreement or unable to renew on terms at least as favorable, it could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Some of our sales are generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

        Most of our arrangements with our customers are renegotiated or replaced periodically. As these contracts expire, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined petroleum product, renewable fuel and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services offered by us. If we cannot successfully renegotiate or replace our contracts or renegotiate or replace them on less favorable terms, sales from these arrangements could decline, and our financial condition, results of operations and cash available for distribution to our unitholders could be adversely affected.

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

        We store gasoline and renewable fuels in underground and above ground storage tanks and, in the near future, we expect to store propane. Our operations are also subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

        Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the Clean Air Act. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of greenhouse gases, and Congress considered various proposals to reduce GHG emissions. Many states and regions have adopted GHG initiatives. Please read "Items 1. and 2. Business and Properties—Environmental—Air Emissions."

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

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products and renewable fuels we purchase, store, transport and sell.

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

        Our retail operations are subject to extensive federal and state laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, pollution prevention, as well as laws and regulations relating to public safety and health. Certain of these laws and regulations may require assessment or remediation efforts. Retail operations with underground storage tanks ("USTs") are subject to federal and state regulations and legislation. Compliance with existing and future environmental laws regulating USTs may require significant capital expenditures and increased operating and maintenance costs. The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our gas stations may impact soil or groundwater and could result in fines or civil liability for us. We may be required to make material expenditures to modify operations, perform site cleanups or curtail operations.

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

        We depend on our information technology ("IT") systems to manage numerous aspects of our business and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business effectively. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses. We have a disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an IT systems failure. Any failure or interruption in our IT systems could have a negative impact on our operating results, cause our business and competitive position to suffer and damage our reputation.

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

        As of March 12, 2013, affiliates of our general partner, including directors and executive officers of our general partner, owned 41.9% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units voting is required to remove our general partner. As of March 12, 2013, affiliates of our general partner, including directors and executive officers of our general partner, owned 41.9% of our common units.

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

        As of March 12, 2013, we had 27,430,563 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them. Pursuant to the Registration Rights Agreement, AE Holdings has registration rights with respect to units issued in connection with the Alliance acquisition.

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

        Mr. Alfred A. Slifka, Mr. Richard Slifka and their affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition Mr. Eric Slifka's and Mr. Andrew Slifka's employment agreements contain noncompetition provisions. These agreements do not prohibit Messrs. Alfred A. Slifka, Richard Slifka, Eric Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and—Business Opportunity Agreement."

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation for U.S. federal income tax purposes or we become subject to additional amounts of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for payments on the notes and our other debt obligations.

        Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a publicly traded partnership such as ours to be treated as a corporation rather than a partnership for U.S. federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates in some states where we do not currently pay taxes. Therefore, our treatment as a corporation would result in a material reduction in our anticipated cash flow and could materially adversely affect our ability to make payments on the notes and our other debt obligations.

        Current law may change so as to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the amount of cash available for payments on the notes and our other debt obligations. At the state level, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by any additional state will reduce the cash available for payments on the notes and our other debt obligations.

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

        The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such recent legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the "qualifying income" exception for us to be treated as a partnership for U.S. federal income tax purposes, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income and adversely affect an investment in our common units. We are unable to predict whether any of these changes, or other proposals, will be introduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

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

        We conduct substantially all of our operations of our end-user business through a subsidiary that is organized as a corporation. In addition, prior to the acquisition of Alliance, the corporation, acting through Alliance as its management agent, engaged in the retail sale of gasoline and operated convenience stores with respect to certain of the stations we acquired from ExxonMobil and collected rents on personal property leased to dealers at other stations we acquired from ExxonMobil. Upon the completion of the Alliance acquisition, the corporation engages in the retail sale of gasoline and/or operates convenience stores with respect to certain of the stations we acquired from ExxonMobil and Alliance and collects rents on personal property leased to dealers and commissioned agents at other stations we acquired from ExxonMobil and Alliance. We may elect to conduct additional operations through this corporate subsidiary in the future. This corporate subsidiary is subject to corporate-level tax, which reduces the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that this corporation has more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

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

        In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2012, we conducted business in 32 states, some of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other states or non-U.S. countries in the future. It is the unitholder's responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

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

  Environmental

        In connection with the December 2012 acquisition of six New England gasoline stations from Mutual Oil Company, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded a total environmental liability of approximately $0.6 million which was recorded as a long-term liability at December 31, 2012.

        In connection with the March 2012 acquisition of Alliance, we assumed Alliance's environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental engineers, our estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by ExxonMobil, and therefore cost estimates for such obligations at these stations are not included in this estimate. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million. At December 31, 2012, this liability had a remaining balance of approximately $15.0 million.

        In connection with the September 2010 acquisition of the retail gasoline stations from ExxonMobil, we assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at eight sites. Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million. At December 31, 2012, this liability had a remaining balance of approximately $26.6 million.

        In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million, which was recorded as a long-term liability at December 31, 2012.

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million. At December 31, 2012, this liability had a remaining balance of approximately $0.3 million.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million. In June 2008, we submitted a remedial action work plan to NYDEC, implementing NYDEC's conditional approval of the remedial action plan submitted by ExxonMobil. We responded to NYDEC's requests for additional information and conducted pilot tests for the remediation outlined in the work plan. Based on the results of such pilot tests, we changed our estimate and reduced the environmental liability by $2.8 million during the fourth quarter ended December 31, 2008. In July 2009, NYDEC approved the remedial action work plan, and we signed a Stipulation Agreement with NYDEC to govern implementation of the approved plan. The remedial action work has been implemented pursuant to the approved work plan, and the post-remediation stage of operation, monitoring and maintenance has commenced and is ongoing. As a result, we changed our estimate and reduced the environmental liability by $1.7 million during the second quarter ended June 30, 2011. At December 31, 2012, this liability had a remaining balance of approximately $0.1 million.

        For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        We received from the EPA, by letters dated November 2, 2011 and March 9, 2012, reporting requirements and testing orders (collectively, the "Requests for Information") for information under the Clean Air Act. The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt. We are complying with the Requests for Information. We do not believe that a violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

        On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516 S. The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance's purchase of gasoline stations from ExxonMobil in February 2011. Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America ("GASDA") and Michael J. Fox, the Executive Director of GASDA. The complaint alleged, among other things, failure to comply with the Connecticut franchise statute and violations of the Connecticut unfair trade practices statute. In April 2012, the action was withdrawn as to Citizens Bank, N.A. On July 3, 2012, five of the plaintiff dealers, who operated in the aggregate, 23 of the 24 properties at issue, executed a Confidential Settlement and Release Agreement (the "July Settlement Agreement") with Alliance and withdrew their action. On March 12, 2013, the remaining plaintiff dealer, who operated a single location at issue, executed a Confidential Settlement and Release Agreement (the "March Settlement Agreement") with Alliance and withdrew their action. Neither the July Settlement Agreement results nor the March Settlement Agreement results had a material adverse effect on our operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 8, 2013 was $36.20. At the close of business on March 8, 2013, based upon information received from our transfer agent and brokers and nominees, we had 10,111 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit (a)
	High	Low
2012
Fourth Quarter	$27.91	$21.93	$0.5700	(b)
Third Quarter	26.40	22.22	0.5325
Second Quarter	23.84	20.01	0.5250
First Quarter	24.75	21.88	0.5000
2011
Fourth Quarter	$22.71	$14.73	$0.5000
Third Quarter	27.20	16.76	0.5000
Second Quarter	28.08	21.90	0.5000
First Quarter	29.98	24.19	0.5000

(a)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

(b)
The cash distribution for this quarter was paid on February 14, 2013 to unitholders of record on February 5, 2013.

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

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        We did not repurchase any of our common units during the quarter ended December 31, 2012.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$17,626.0	$14,835.7	$7,801.5	$5,818.4	$9,019.1
Cost of sales	17,292.5	14,626.1	7,634.8	5,668.6	8,899.3

Gross profit	333.5	209.6	166.7	149.8	119.8
Selling, general and administrative expenses	101.5	78.6	66.1	61.0	42.1
Operating expenses	140.4	73.6	47.8	35.0	31.8
Restructuring charges	—	2.0	—	—	—
Amortization expense	7.0	4.8	3.5	3.0	2.9

Total operating costs and expenses	248.9	159.0	117.4	99.0	76.8

Operating income	84.6	50.6	49.3	50.8	43.0
Interest expense	(36.3)	(31.2)	(22.3)	(15.2)	(20.8)

Income before income tax expense	48.3	19.4	27.0	35.6	22.2
Income tax expense	(1.6)	—	—	(1.5)	(1.1)

Net Income	46.7	19.4	27.0	34.1	21.1
Less: General partner's interest in net income	(1.2)	(0.7)	(0.6)	(0.8)	(0.6)

Limited partners' interest in net income	$45.5	$18.7	$26.4	$33.3	$20.5

Basic net income per limited partner unit (1)	$1.73	$0.88	$1.61	$2.56	$1.57

Diluted net income per limited partner unit (1)	$1.71	$0.87	$1.59	$2.51	$1.57

Basic weighted average limited partner' units outstanding	26.4	21.3	16.3	13.0	13.1

Diluted weighted average limited partner' units outstanding	26.6	21.5	16.6	13.3	13.1

Cash Flow Data:
Net cash (used in) provided by
Operating activities	$232.4	$(17.4)	$(87.2)	$(61.1)	$99.2
Investment activities	(226.5)	(13.4)	(263.0)	(9.1)	(11.5)
Financing activities	(4.3)	32.7	351.9	69.9	(88.9)
Other Financial Data:
EBITDA (2)	$135.8	$85.7	$72.4	$66.7	$58.1
Distributable cash flow (3)	80.8	46.7	46.0	45.4	34.1
Capital expenditures—acquisitions (4)	188.7	—	248.4	—	—
Capital expenditures—maintenance and expansion (4)	44.9	16.0	14.7	9.1	11.5
Cash distributions per limited partner unit (5)	2.06	2.00	1.96	1.95	1.95
Operating Data:
Normal heating degree days (6)	5,661	5,630	5,630	5,630	5,630
Actual heating degree days	4,754	5,137	5,049	5,656	5,426
Variance from normal heating degree days	(16% )	(9% )	(10% )	1%	(4% )
Variance from prior year actual degree days	(7% )	2%	(11% )	4%	(4% )
Total gallons sold (in millions)	6,100	5,217	3,650	3,404	3,550
Variance in volume sold from prior year	17%	43%	7%	(4% )	8%
Balance Sheet Data (at period end):
Cash and cash equivalents	$6.0	$4.3	$2.4	$0.6	$0.9
Property and equipment, net	712.3	408.8	422.7	159.3	162.0
Total assets	2,329.8	1,876.6	1,672.3	1,052.7	889.3
Total current liabilities	1,045.2	778.8	751.7	567.6	494.7
Long-term debt	762.8	731.1	593.5	312.1	225.3
Total debt	846.5	793.9	786.7	533.8	433.5
Total liabilities	1,893.3	1,561.3	1,395.5	895.3	745.8
Partners' equity	436.5	315.3	276.8	157.4	143.5

(1)
See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report for net income per limited partner unit calculation.

(2)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Distributable cash flow is a non-GAAP financial measure which is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Capital expenditures are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(5)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter. This amount is based on cash distributions paid during each respective year. See Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

(6)
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

Overview

  General

        We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are a major multi-brand gasoline distributor and have a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast. We are a leader in the logistics of transporting and marketing crude oil and other products from the mid-continent region of the United States and Canada to the East Coast and, commencing February 2013, the West Coast (see "Items 1. and 2. Business and Properties—Recent Developments" for a further discussion). We are also a distributor of natural gas. We purchase refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial which are discussed below.

        Collectively, we sold approximately $17.5 billion of refined petroleum products, renewable fuels, crude oil and natural gas for the year ended December 31, 2012. In addition, we had other revenues of approximately $124.1 million, primarily from convenience store sales at our directly operated stores and gasoline station rental income. As of December 31, 2012, we owned, leased or maintained dedicated storage facilities at 25 refined petroleum product bulk terminals, each with the capacity of more than 50,000 barrels, including 23 located throughout the Northeast, that are supplied primarily by marine transport, pipeline, rail and/or truck and that collectively have approximately 10.5 million barrels of storage capacity. Additionally, we have storage capacity at our Albany, New York terminal to store crude oil and at select locations to store renewable fuels. In Columbus, North Dakota we constructed a 100,000 barrel tank and truck offloading facility as part of the development of a hub for the gathering, storage, rail transloading, transportation and marketing of crude oil and other products. We also have throughput and exchange agreements at numerous bulk terminals and inland storage facilities. In addition, we have storage agreements at several of our terminals granting storage rights to third parties for which we receive a fee.

        Like most independent marketers, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME and ICE or other counterparties to hedge the risk inherent in buying and selling commodities. Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

  Wholesale

        We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We also engage in the logistics of gathering, storage, transportation and marketing of refined petroleum products, renewable fuels and crude oil. Our strategically located terminal assets, logistics capabilities, transloading facilities and access to railroad and barge transportation provide a "virtual pipeline" solution for the transportation of crude oil, renewable fuels and other products from the mid-continent region of the United States and Canada to the East and West Coasts.

  Gasoline Distribution and Station Operations

        As of December 31, 2012, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast.

        In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states. This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England. On March 1, 2012, we acquired Alliance, a gasoline distributor and operator of gasoline stations and convenience stores. As of the date of the acquisition, Alliance's portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations. The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont. Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf. Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings which is approximately 95% owned by members of the Slifka family. See Note 3 of Notes to Consolidated Financial Statements for additional information.

        On April 26, 2012, we entered into an agreement with Getty Realty to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey. On November 19, 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites, which enables us to supply gasoline to and operate gasoline stations in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County. The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York metro region.

  Commercial

        This segment includes sales and deliveries to end user customers in the public sector and to commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas. Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.

  Products and Operational Structure

        Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas. We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to customers in the public sector. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings. We receive and move crude oil by rail from the mid-continent region of the United States and Canada to the East Coast and, as of February 2013, the West Coast and sell it to refiners. We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes. In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets. We sell our natural gas to end users. We have increased our sales in the non-weather sensitive components of our business, such as transportation fuels; however, we are still subject to the impact that warmer weather conditions may have on our home heating oil and residual oil sales.

        Due to the nature of our business and our customers' reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in significant fluctuations in our quarterly operating results.

        Generally, our wholesale customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or with which we have throughput or exchange arrangements. Our crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast in barges. Ethanol is shipped primarily by rail and by barge. For our commercial customers, we generally arrange the delivery of the product to the customer's designated location, typically hiring third-party common carriers to deliver the product.

        For several reasons, including the size of the Alliance acquisition, our strategic focus on Gasoline Distribution and Station Operations which increased in significance with the Alliance acquisition, changes to our organizational structure of this operating segment under one divisional president, and how performance is reviewed and decisions are made, we determined that we have three operating segments. Commencing with the quarter ended March 31, 2012, our three operating segments, which are also our reporting segments, are the following:

  •
  Wholesale.  This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels. We sell home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. We also sell crude oil to refiners.

  •
  Gasoline Distribution and Station Operations.  This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers. This segment also includes gasoline, convenience store, car wash and other ancillary sales at our directly operated stores, as well as rental income from dealer leased gas stations.

  •
  Commercial.  This reportable segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas. In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms. This segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity. For years ended December 31, 2012, 2011 and 2010, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis. However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

  Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

  •
  Our business is influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for these products, pricing volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower retail market price. A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales.

  •
  We commit substantial resources to pursuing acquisitions, although there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. Consistent with our business strategy, we are continuously engaged in discussions with potential sellers of terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses. Our growth largely depends on our ability to make accretive acquisitions. We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (2) we are unable to raise financing for such acquisitions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate acquisitions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth would be limited. We can give no assurance that our acquisition efforts will be successful or that any such acquisition will be completed on terms that are favorable to us.

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

  •
  We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in rail and marine transportation services that could affect the flow of service. In addition, labor disputes between the railroads and their union employees and labor renegotiations, or a work stoppage at railroads, could also disrupt rail service. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

  •
  Our gasoline and gasoline blendstocks financial results are seasonal and generally lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our customers' reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our results of operations in gasoline and gasoline blendstocks are typically lower in the first and fourth quarters of the calendar year.

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

  •
  Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our gasoline sales. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA's regulations on the Renewable Fuels Standard ("RFS") program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.

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

Results of Operations

  Evaluating Our Results of Operations

        Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) net product margin, (2) gross profit, (3) EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses ("SG&A"), (6) operating expenses, (7) net income per diluted limited partner unit and (8) degree day.

  Net Product Margin

        We view net product margin as an important performance measure of the core profitability of our operations. We review net product margin monthly for consistency and trend analysis. We define net product margin as our sales minus product costs. Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas, as well as convenience store sales and gasoline station rental income. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and natural gas and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items. We also look at net product margin on a per unit basis (net product margin divided by volume). Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Net product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

  Gross Profit

        We define gross profit as our sales minus product costs and terminal and gasoline station related depreciation expense allocated to cost of sales. Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil and natural gas and all associated costs to bring such products to the point of sale.

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

  Years Ended December 31, 2012, 2011 and 2010

  Significant Activities-2012

        During 2012, we continued to expand our Gasoline Distribution and Station Operations segment. On March 1, 2012, we acquired Alliance, a gasoline distributor and operator of gasoline stations and convenience stores. As of the date of the acquisition, Alliance's portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations. The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont. Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.

        On April 26, 2012, we entered into an agreement with Getty Realty to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey. On November 19, 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites to supply and operate gasoline station in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County. The initial lease term for the locations is 15 years and includes multiple five-year renewal options. The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York metro region.

        In our Wholesale segment, we continued our expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil. We completed construction on our new 100,000 barrel tank and truck offloading facility in Columbus, North Dakota as part of the development of that location as a hub for the gathering, storage, transportation and marketing of crude oil and other products. In addition, in Albany, New York, we completed a build-out project that increased rail receipts and throughput storage capacities of ethanol and crude oil and converted certain storage tanks for the handling of crude oil. This expansion increased our capacity to receive and distribute crude oil and other products from the mid-continent from 55,000 barrels per day to 160,000 barrels per day and allows the terminal to offload two 120-car unit trains in a 24-hour period. Our rail expansion serves to enhance our "virtual pipeline" solution for the transportation of crude oil and other products from the mid-continent region to Albany. Our rail shipments to Albany average four or five days, with some shipments completed in as little as two and a half days. From Albany, it is then a one to one and a half day trip by barge to the East Coast refineries.

        We continued the construction of a new rail-fed propane storage and distribution facility near our terminal in Albany, New York. This will be a single line rail haul facility serviced by Canadian Pacific. We believe this storage location, which will have an initial capacity of 540,000 gallons, will be an attractive source of cost-competitive mid-continent propane for wholesale customers in the Northeast. We expect this project to be completed during the second quarter of 2013.

        Also in 2012, we signed a purchase agreement to acquire a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, with a combined rail loading capacity of 160,000 barrels per day. We completed this transaction on February 1, 2013. Please read "Items 1. and 2. Business and Properties—Recent Developments" for a further discussion.

  Significant Activities-2011

        In 2011, we continued initiating organic expansion projects. For example, in part, we (i) converted 230,000 barrels of storage capacity at our Albany, New York terminal that are utilized for either distillates or gasoline; (ii) brought into service an additional 200,000 barrels of distillates and crude oil storage capacity at this facility and (iii) converted two tanks to handle bio-fuel at our Providence, Rhode Island terminal.

        In March 2011, and pursuant to our 15-year brand fee agreement with ExxonMobil, which provides us with the ability to provide Mobil-branded fuel to other authorized Mobil distributors ("Mobil Sub-jobbers"), we began supplying Mobil-branded fuel to Mobil Sub-jobbers, including Alliance, in Massachusetts, New Hampshire, Rhode Island and Maine.

        In November 2011, we initiated an expansion project at our Albany, New York terminal to increase our rail car receipt and offloading capacity of ethanol and crude oil.

        In the fourth quarter of 2011, we began buying mid-continent crude oil and transporting it by rail to our Albany, New York terminal for storage and subsequent sale in barge load quantities. We also initiated a project to store product in North Dakota.

  Significant Activities-2010

        In June 2010, we acquired three refined petroleum products terminals located in Newburgh, New York. We believe the acquisition strengthened our presence along the Hudson River in southeastern New York and enhanced terminal operating efficiencies with our adjacent facility.

        In September 2010, we acquired Mobil-branded retail gasoline stations located in Massachusetts, New Hampshire and Rhode Island and the right to supply Mobil-branded gasoline and diesel fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers. The acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business.

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

  Events That Impacted Results

        During the year ended December 31, 2012, we experienced the following events:

  •
  In our Gasoline Distribution and Station Operations segment, our sales, volume and net product margin significantly increased due primarily to our acquisition of Alliance, as well as a full year of sales of Mobil-branded fuel to Mobil Sub-jobbers and to the Getty Realty agreements.

  •
  In our Wholesale segment, our continued expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil, improved our Wholesale segment net product margin.

  •
  We believe our wholesale gasoline business was negatively impacted by a challenging futures market, which increased our hedging costs for 2012, and less favorable buying opportunities which reduced our wholesale gasoline net product margin.

  •
  We believe our wholesale distillate business was negatively impacted due to less favorable buying opportunities and warmer weather in 2012 compared to 2011.

  •
  The price for heating oil at December 31, 2012 compared to the price at December 31, 2011 increased by 4%. We believe heating oil conservation and conversions to natural gas continued during 2012.

  •
  Temperatures for 2012 were 16% warmer than normal and 7% warmer than 2011 which negatively affected demand for our weather-related products during the year.

  •
  In connection with the acquisition of Alliance, we had one-time acquisition costs of approximately $4.0 million for 2012.

  •
  Our interest expense increased by 17% for 2012, due primarily to additional borrowings associated with the acquisition of Alliance.

  •
  In our Gasoline Distribution and Station Operations segment, declining gasoline prices typically improve our gasoline net product margins and rising gasoline prices typically compress our gasoline net product margins. Gasoline prices increased during the first and third quarters of 2012, which compressed our gasoline net product margins, and declined in the second and fourth quarters, which improved our gasoline net product margins.

  •
  Our net product margins for 2012 were also affected by a variety of other factors, such as movement of products between Europe and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

        During 2011, we experienced the following events:

  •
  Refined petroleum product and renewable fuel prices were higher during 2011 compared to 2010.

  •
  Our aggregate volume of product sold increased by approximately 43% for 2011 compared to 2010, due to an increase in bulk supply and exchange activity, strong demand for blendstocks, primarily ethanol, and the growth in our gasoline business as a result of a full year of ownership of our 2010 acquisitions and the commencement of gasoline sales to Mobil Sub-jobbers under the brand fee agreement with ExxonMobil.

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

  •
  Our operating expenses increased by $25.7 million for 2011 compared to 2010, primarily due to a full year of operations of the gasoline stations we acquired from ExxonMobil in September 2010.

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

  •
  Refined petroleum product prices increased during 2010.

  •
  We increased our reserve for bad debts by approximately $1.1 million for 2010, substantially due to specific risks related to one customer.

  •
  Temperatures for 2010 were 10% warmer than normal.

  •
  We believe heating oil conservation and conversions to natural gas continued during 2010.

  •
  We believe our results for the fourth quarter 2010 were negatively impacted due, in part, to adverse market conditions and fewer advantageous purchasing opportunities primarily in our distillates business. We believe that these market conditions and fewer purchasing opportunities did not adversely impact the performance of our gasoline business including the acquisition of retail gasoline stations and supply rights from ExxonMobil.

        The following table provides the percentage increases (decreases) in refined petroleum product and natural gas prices at the end of each quarter in 2012 as compared to each comparable quarter in 2011 and at the end of each quarter in 2011 as compared to each comparable quarter in 2010:

Period:	Heating Oil $ per gallon (1)	Gasoline $ per gallon (1)	Residual Oil $ per gallon (2)	Natural Gas $ per gallon equivalent (3)
2012 compared to 2011
At March 31, 2011	$3.09	$3.11	$2.45	$0.73
At March 31, 2012	$3.17	$3.39	$2.82	$0.40
Change	3%	9%	15%	(45%)
At June 30, 2011	$2.93	$3.03	$2.51	$0.73
At June 30, 2012	$2.70	$2.73	$2.24	$0.75
Change	(8%)	(10%)	(11%)	3%
At September 30, 2011	$2.79	$2.63	$2.29	$0.62
At September 30, 2012	$3.17	$3.34	$2.50	$0.49
Change	14%	27%	9%	(21%)
At December 31, 2011	$2.93	$2.69	$2.36	$0.61
At December 31, 2012	$3.05	$2.81	$2.34	$1.61
Change	4%	4%	(1%)	163%
2011 compared to 2010
At March 31, 2010	$2.16	$2.31	$1.76	$0.63
At March 31, 2011	$3.09	$3.11	$2.45	$0.73
Change	43%	35%	39%	16%
At June 30, 2010	$1.98	$2.06	$1.61	$0.75
At June 30, 2011	$2.93	$3.03	$2.51	$0.73
Change	48%	47%	56%	(3%)
At September 30, 2010	$2.24	$2.04	$1.74	$0.62
At September 30, 2011	$2.79	$2.63	$2.29	$0.62
Change	25%	29%	32%	—
At December 31, 2010	$2.54	$2.45	$1.86	$0.76
At December 31, 2011	$2.93	$2.69	$2.36	$0.61
Change	15%	9%	27%	(19%)

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

(3)
Source: Platts Gas Daily Report (Tennessee zone delivered)

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (in thousands, except per unit data):

	Year Ended December 31,
	2012		2011 (1)		2010 (1)
Net income	$46,743		$19,352		$27,038
Net income per diluted limited partner unit (2)	$1.71		$0.87		$1.59
EBITDA (3)	$135,799		$85,711		$72,437
Distributable cash flow (4)	$80,769		$46,741		$46,035
Wholesale Segment:
Volume (gallons)	4,793,538		4,436,117		3,251,933
Sales
Gasoline and gasoline blendstocks	$8,827,621		$8,660,412		$4,270,844
Other oils and related products (5)	4,933,289		3,936,505		2,720,082

Total	$13,760,910		$12,596,917		$6,990,926
Net product margin
Gasoline and gasoline blendstocks	$54,639		$56,224		$54,065
Other oils and related products (5)	90,790		67,609		90,346

Total	$145,429		$123,833		$144,411
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	954,315		442,879		149,027
Sales (6)
Gasoline	$3,024,775		$1,404,988		$353,448
Station operations (7)	124,131		58,786		16,105

Total	$3,148,906		$1,463,774		$369,553
Net product margin
Gasoline	$139,706		$56,690		$14,017
Station operations (7)	66,384		31,491		8,885

Total	$206,090		$88,181		$22,902
Commercial Segment:
Volume (gallons)	352,210		338,210		249,481
Sales	$716,181		$775,038		$441,080
Net product margin	$18,652		$21,975		$15,033
Combined sales and net product margin:
Sales	$17,625,997		$14,835,729		$7,801,559
Net product margin (8)	$370,171		$233,989		$182,346
Depreciation allocated to cost of sales	36,683		24,391		15,628

Combined gross profit	$333,488		$209,598		$166,718

Weather conditions:
Normal heating degree days	5,661		5,630		5,630
Actual heating degree days	4,754		5,137		5,049
Variance from normal heating degree days	(16%	)	(9%	)	(10%	)
Variance from prior period actual heating degree days	(7%	)	2%		(11%	)

(1)
Segment reporting results for the prior periods have been reclassified to conform to our current presentation.

(2)
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

(5)
Other oils and related products primarily consist of distillates, residual oil and, commencing in the fourth quarter ended December 31, 2011, crude oil.

(6)
On March 1, 2012, we completed our acquisition of Alliance (see Note 3 of Notes to Consolidated Financial Statements). As these assets were not in place for a portion of the year ended December 31, 2012 or for any portion of the years ended December 31, 2011 and 2010, the above results are not directly comparable for periods prior to March 1, 2012.

(7)
Station operations primarily consist of convenience store sales at our directly operated stores and gasoline station rental income.

(8)
Net product margin is a non-GAAP financial measure which is discussed above under "—Evaluating Our Results of Operations." The table above includes a reconciliation of net product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

        The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2012	2011	2010
Reconciliation of net income to EBITDA:
Net income	$46,743	$19,352	$27,038
Depreciation and amortization and amortization of deferred financing fees	51,211	35,082	23,089
Interest expense	36,268	31,209	22,310
Income tax expense	1,577	68	—

EBITDA	$135,799	$85,711	$72,437

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$232,452	$(17,357)	$(87,194)
Net changes in operating assets and liabilities and certain non-cash items	(134,498)	71,791	137,321
Interest expense	36,268	31,209	22,310
Income tax expense	1,577	68	—

EBITDA	$135,799	$85,711	$72,437

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2012	2011	2010
Reconciliation of net income to distributable cash flow:
Net income	$46,743	$19,352	$27,038
Depreciation and amortization and amortization of deferred financing fees	51,211	35,082	23,089
Amortization of routine bank refinancing fees (1)	(4,073)	(3,467)	—
Maintenance capital expenditures	(13,112)	(4,226)	(4,092)

Distributable cash flow	$80,769	$46,741	$46,035

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$232,452	$(17,357)	$(87,194)
Net changes in operating assets and liabilities and certain non-cash items	(134,498)	71,791	137,321
Amortization of routine bank refinancing fees (1)	(4,073)	(3,467)	—
Maintenance capital expenditures	(13,112)	(4,226)	(4,092)

Distributable cash flow	$80,769	$46,741	$46,035

(1)
Commencing with the quarter ended March 31, 2011, our calculation of distributable cash flow excludes non-cash amortization of deferred financing fees related to routine bank refinancing fees. Amortization of deferred financing fees in connection with our expansion-related activities will continue to be included. We believe that this provides a more conservative methodology to this non-GAAP financial measure. Had this methodology been used previously, it would not have affected distribution decisions or the outcome of the conversion of subordinated units to common units. Had this methodology been used for the year ended December 31, 2010, distributable cash flow would have been lower by approximately $2.5 million.

  Consolidated Sales

        Our total sales for 2012 increased by $2.8 billion, or 19%, to $17.6 billion compared to $14.8 billion for 2011 due to an increase in volume sold. Our aggregate volume of product sold was 6.1 billion gallons for 2012 compared to 5.2 billion gallons for 2011, an increase of 0.9 billion gallons, or 17%. The increase in volume sold includes increases of approximately 511 million gallons in our gasoline distribution business, primarily due to our acquisition in March 2012 of Alliance, 357 million gallons in our wholesale business, primarily due to the expansion of crude oil and to an increase in gasoline, offset by a decrease in distillates due to warmer temperatures year over year, and 14 million gallons in our commercial business. The number of actual heating degree days decreased 7% to 4,754 for 2012 compared to 5,137 for 2011. Our gross profit for 2012 was $333.5 million, an increase of $123.9 million, or 59%, compared to $209.6 million for 2011, due primarily to the Alliance acquisition and to the expansion of crude oil. Notwithstanding the increase, our gross profit was negatively impacted by a challenging futures market, primarily backwardation in the gasoline futures market for most of 2012, and less favorable buying opportunities in wholesale gasoline and gasoline blendstocks and in distillates.

        Our total sales for 2011 increased by $7.0 billion, or 90%, to $14.8 billion compared to $7.8 billion for 2010. The increase was primarily due to higher refined petroleum product prices for 2011 compared to 2010 and to an increase in volume sold. Our aggregate volume of product sold was 5.2 billion gallons for 2011 compared to 3.7 billion for 2010, an increase of approximately 1.6 billion gallons, or 43%. The increase in volume sold primarily includes an increase of approximately 1.2 billion gallons in our wholesale business due to our June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York and to increases in gasoline due to a strong demand for gasoline blendstocks, primarily ethanol, distillates due to an increase in non-weather related distillates and to slightly colder temperatures during 2011 compared to 2010 and, to a lesser extent, the addition of crude oil. We also had increases of 294 million gallons in our gasoline distribution business, primarily due to our September 2010 acquisition of retail gasoline stations and supply rights from ExxonMobil, and 88 million gallons in our commercial business. The number of actual heating degree days increased 2% to 5,137 for 2011 compared to 5,049 for 2010. Our gross profit for 2011 was $209.6 million, an increase of $42.9 million, or 26%, compared to $166.7 million for 2010, due primarily to our 2010 acquisitions.

  Wholesale Segment

        Gasoline and Gasoline Blendstocks.    Sales from wholesale gasoline and gasoline blendstocks were $8.8 billion for 2012 compared to $8.7 billion for 2011. The increase of $0.1 billion, or 2%, was due to an increase in volume sold attributable to an increase in demand for gasoline and gasoline blendstocks. Our net product margin from wholesale gasoline and gasoline blendstocks sales decreased by $1.6 million to $54.6 million for 2012 compared to $56.2 million for 2011, due primarily to a challenging futures market, mainly backwardation which increased hedging costs, less favorable buying opportunities, lower margins in gasoline blendstocks and increased competition.

        Sales from wholesale gasoline and gasoline blendstocks for 2011 were $8.7 billion compared to $4.3 billion for 2010. The increase of $4.4 billion, or 102%, was due primarily to higher gasoline prices and an increase in volume sold due to an increase in bulk supply and exchange activity and a strong demand for gasoline blendstocks, primarily ethanol. For these same reasons, our net product margin from wholesale gasoline and gasoline blendstocks sales increased by $2.1 million to $56.2 million for 2011 compared to $54.1 million for 2010. Despite the increase, our net product margin for gasoline and gasoline blendstocks was adversely impacted due to less favorable market conditions, primarily a backward forward product pricing curve.

        Other Oils and Related Products.    Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $4.9 billion compared to $3.9 billion for 2011. The increase of $1.0 billion, or 25%, was primarily due to increases in volume sold, primarily crude oil, and in petroleum product prices. Our net product margin increased by $23.2 million to $90.8 million for 2012 compared to $67.6 million for 2011. These results include the addition of crude oil, which we began offering during the fourth quarter ended December 31, 2011 and, therefore, not offered during the first nine months of 2011 and, to a lesser extent, an improved distillate net product margin for 2012. Despite the increase in net product margin, our wholesale distillate business was negatively impacted due to less favorable buying opportunities and warmer weather in 2012 compared to 2011.

        Sales from other oils and related products were $3.9 billion for 2011compared to $2.7 billion for 2010. The increase of $1.2 billion, or 45%, was primarily due to increases in refined petroleum product prices and in distillate volume sold due to an increase in non-weather related distillates and to slightly colder temperatures compared to 2010. The increase in sales also reflects the addition of crude oil, which we began offering during the fourth quarter ended December 31, 2011. The overall increase in sales was offset by a decrease in residual oil sales as a result of continued conservation, economic conditions and fuel switching related to lower prices for natural gas relative to residual oil prices. Despite the increase in sales, our net product margin decreased by $22.7 million, or 25%, to $67.6 million for 2011 compared to $90.3 million for 2010 primarily due to less favorable market conditions, a less favorable forward product pricing curve, and fewer advantageous purchasing opportunities in distillate, offset by our crude oil activity due to favorable market conditions and, to a lesser extent, the physical product margin.

  Gasoline Distribution and Station Operations Segment

        Gasoline Distribution.    Sales from gasoline distribution were $3.0 billion for 2012 compared to $1.4 billion for 2011. The increase of $1.6 billion, or 115%, was due primarily to an increase in volume sold as a result of our acquisition of Alliance and to a full year of sales of Mobil-branded fuel to Mobil Sub-jobbers pursuant to our brand fee agreement with ExxonMobil, which began in March 2011, as well as the Getty Realty agreements. For these same reasons, our net product margin from gasoline distribution increased by $83.0 million to $139.7 million for 2012 compared to $56.7 million for 2011.

        Sales from gasoline distribution were $1.4 billion for 2011 compared to $0.4 billion for 2010, an increase of $1.0 billion, or 297%. The increase was due primarily to higher gasoline prices and an increase in volume sold due to our September 2010 acquisition of retail gasoline stations and supply rights from ExxonMobil, as well as additional sales of Mobil-branded fuel to Mobil Sub-jobbers pursuant to our brand fee agreement. Primarily for these same reasons, our net product margin from gasoline distribution increased by $42.7 million to $56.7 million for 2011 compared to $14.0 million for 2010.

        Station Operations.    Our station operations, which consist primarily of convenience stores sales at our directly operated stores and gasoline station rental income, collectively generated revenues of approximately $124.1 million for 2012 compared to $58.8 million for 2011. Our net product margin from station operations was $66.4 million for 2012 compared to $31.5 million for 2011. The increases in revenues and net product margin for 2012 compared to 2011 are due primarily to the Alliance acquisition.

        Our station operations generated revenues of approximately $58.8 million and $16.1 million and net product margin of $31.5 million and $8.9 million for the years ended December 31, 2011 and 2010, respectively. The increases in revenues and net product margin year-over-year reflect a full year of operations of our 2010 acquisition of retail gasoline stations from ExxonMobil.

  Commercial Segment

        Our commercial sales were $0.7 billion, $0.8 billion and $0.4 billion for 2012, 2011 and 2010, respectively. Our commercial net product margins were $18.7 million, $22.0 million and $15.0 million for 2012, 2011 and 2010, respectively. In our Commercial segment, residual oil accounted for approximately 41%, 47% and 55% of our total commercial volume sold for 2012, 2011 and 2010, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales and volume sold.

  Selling, General and Administrative Expenses

        SG&A expenses increased by $22.9 million, or 29%, to $101.5 million for 2012 compared to $78.6 million for 2011, primarily due to the addition of Alliance. The increase includes increases of $12.7 million in overhead expenses, $4.0 million in one-time acquisition costs related to the acquisition of Alliance, $3.6 million in bank fees, $2.0 million in accrued incentive compensation and $5.3 million in various other SG&A expenses, offset by decreases of $2.2 million in management fees related to management agreements with Alliance which agreements terminated as a result of the Alliance acquisition, $1.1 million in bad debt expense and $1.4 million in professional fees.

        SG&A expenses increased by $12.5 million, or 19%, to $78.6 million for 2011 compared to $66.1 million for 2010. The increase was primarily due to increases of $5.7 million in management costs and other expenses related to a full year of operations of the retail gasoline stations and supply rights acquired from ExxonMobil, $4.2 million in incentive compensation, $4.2 million in bank fees and amortization of deferred financing fees, $1.1 million in overhead (including information technology, natural gas personnel and project management), $1.1 million of one-time acquisition costs associated with the acquisition of Alliance and $0.8 million in bad debt expense. The overall increase was offset by decreases of approximately $3.2 million in professional and consulting fees and $1.4 million in various other SG&A expenses. The $4.2 million increase in bank fees and amortization of deferred financing fees was largely due to increased letter of credit fees related to the growth in our gasoline business and higher refined petroleum product prices, and to the expansion of our credit facilities.

  Operating Expenses

        Operating expenses increased by $66.9 million, or 91%, to $140.4 million for 2012 compared to $73.5 million for 2011. The increase was primarily due to $61.8 million in costs related to the operations of the gasoline stations acquired from Alliance and expenses associated with management of the Getty Realty locations and includes $21.5 million in overhead expenses, $15.3 million in credit card fees, $9.9 million in service station direct expenses, $6.7 million in various maintenance expenses, $5.1 million in rent expense and $3.3 million in property taxes. The increase in operating expenses also includes $2.3 million related to the Albany, New York terminal, $0.9 million related to the Newburgh, New York terminals, and $0.2 million in various other operating expenses. In addition, during the second quarter of 2011, we had a $1.7 million one-time reduction in our environmental reserve with respect to the Albany, New York terminal, which was recorded as a reduction to operating expenses.

        Operating expenses increased by $25.7 million, or 54%, to $73.5 million for 2011 compared to $47.8 million for 2010. The increase was primarily due to $25.1 million in increased costs related to a full year of operations of the retail gasoline stations acquired from ExxonMobil, $1.1 million in costs related to our Revere, Massachusetts terminal, $0.9 million in costs related to the Albany, New York terminal and $0.3 million in various other operating expenses. For 2011, the increase in operating expenses was partially offset by a decrease of approximately $1.7 million related to a change in estimate of our environmental reserve with respect to the Albany, New York terminal, which was recorded as a reduction to operating expenses. The $25.1 million in increased costs related to the retail gasoline stations primarily includes increases of $6.5 million in staff costs reimbursed to our management company, Alliance, $4.9 million in service station direct expenses, $4.3 million in credit card fees, $4.4 million in various maintenance expenses, $2.6 million in property taxes and $2.4 million in gasoline station rent expense.

  Amortization Expense

        Amortization expense related to our intangible assets was $7.0 million, $4.8 million and $3.5 million for 2012, 2011 and 2010, respectively. The increase of $2.2 million for 2012 compared to 2011 was due to $31.1 million of intangible assets acquired in the Alliance acquisition, and the increase of $1.3 million for 2011 compared to 2010 was primarily the result of a full year of amortization related to intangible assets recognized as part of our 2010 acquisitions.

  Restructuring Charges

        During the third quarter of 2011, we reduced our workforce by approximately 10% which resulted in restructuring charges of approximately $2.0 million for 2011. These restructuring charges consist principally of severance and outplacement costs for terminated employees. We paid a total of $1.6 million in restructuring charges through December 31, 2012. There were no similar reductions in workforce in 2012 or 2010. See Note 19 of Notes to Consolidated Financial Statements for additional information.

  Interest Expense

        Interest expense for 2012 increased by $5.1 million, or 16%, to $36.3 million compared to $31.2 million for 2011. The increase is primarily attributed to additional borrowings related to the acquisition of Alliance.

        Interest expense for 2011 increased by $8.9 million, or 40%, to $31.2 million compared to $22.3 million for 2010. We attribute the increase primarily to additional borrowings as a result of our 2010 acquisitions and to higher average balances on our working capital revolving credit facility from carrying higher average dollar values of inventories and accounts receivable reflecting increased refined petroleum product prices. In addition, the costs of borrowings under the credit agreement were increased in connection with the May and August 2010 amendments to the credit agreement.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital decreased by $180.1 million to $461.7 million at December 31, 2012 compared to $641.8 million at December 31, 2011.

        On February 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $11.0 million for the fourth quarter of 2011. On May 15, 2012, we paid a net cash distribution to our common unitholders and our general partner of approximately $12.1 million, which reflects an adjustment made in connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units. Specifically, the acquisition agreement provided that any declared distribution for the first quarter of 2012 reflect the seller's actual period of ownership during that quarter. The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), seller's 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units. On August 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $14.8 million for the second quarter of 2012. On November 14, 2012, we paid a cash distribution to our common unitholders and our general partner of approximately $15.0 million for the third quarter of 2012. On February 14, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.3 million for the fourth quarter of 2012.

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2012 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$892,130	$87,120	$805,010	$—	$—
Operating lease obligations (2)	319,450	57,089	82,024	67,268	113,069
Capital lease obligations	446	66	132	248	—
Other long-term liabilities (3)	243,286	36,431	67,468	65,372	74,015

Total	$1,455,312	$180,706	$954,634	$132,888	$187,084

(1)
Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2012 and assumes a ratable payment through the expiration date. The credit agreement has a contractual maturity of May 14, 2015 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)
Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars and a lease with a related party.

(3)
Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil, minimum freight requirements on the transportation of ethanol to our Albany, New York terminal and pension and deferred compensation obligations.

        In addition to the obligations described in the above table, we had minimum volume purchase requirements at December 31, 2012. Pricing is based on spot prices at the time of purchase. Please read Note 13 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $13.1 million, $4.2 million and $4.1 million in maintenance capital expenditures for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. The increase in maintenance capital expenditures in 2012 compared to 2011 and 2010 was primarily due to additional expenditures related to our gasoline stations. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing tankage, diversifying product availability at various terminals and adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $332.5 million, $11.7 million and $258.9 million in expansion capital expenditures for the years ended December 31, 2012, 2011 and 2010, respectively.

        Specifically, for 2012, expansion capital expenditures included acquisitions of approximately $294.5 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash, and $6.3 million associated with the acquisition of six gasoline stations from Mutual Oil Company. In addition we had $31.7 million in non-acquisition related expansion capital expenditures. The $31.7 million consists of $8.2 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal, $7.8 million in site expansion and improvements at certain retail gasoline stations, $6.7 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $5.3 million in costs related to tank construction at a transloading facility in North Dakota for the storage and handling of crude oil, $1.7 million in costs related to information technology, including increases in storage and computing capacity, $0.5 million in costs to acquire land for future development and $1.5 million in other expansion capital expenditures.

        In 2011, expansion capital expenditures included $2.7 million in costs related to our Albany, New York terminal including $1.8 million in costs associated with converting certain storage tanks for the handling of crude oil, $2.0 million in costs related to tank construction in North Dakota for the handling of crude oil, $1.8 million in costs related to propane tanks for future installation, $1.6 million in costs related to information technology, including increases in storage and computing capacity and hardware and software related to our branded gasoline business, $1.2 million in gasoline station equipment, $1.1 million in costs related to our three refined petroleum products terminals in Newburgh, New York, $0.6 million in bio-fuel conversion costs at our Providence, Rhode Island terminal, $0.6 million in costs at our Revere, Massachusetts terminal and $0.1 million in other expansion capital expenditures.

        In 2010, expansion capital expenditures included approximately $248.3 million in acquisition costs including $202.3 million for the purchase of retail gasoline stations and supply rights from ExxonMobil and $46.0 million in terminal acquisition costs related to the acquisition of three refined petroleum products terminals in Newburgh, New York. In addition, we had $10.6 million in expansion capital expenditures which consisted of $7.7 million in expenditures related to our Albany, New York terminal and ethanol expansion project, $1.8 million in terminal and computer equipment at our three refined petroleum products terminals in Newburgh, New York, $0.5 million in bio-fuel conversion costs at our Chelsea, Massachusetts terminal and $0.6 million in other expansion capital expenditures. The $7.7 million in expenditures related to our Albany terminal include costs related to our program to bring previously out-of-permit tanks back online, the installation of a marine vapor recovery system to allow for barge/vessel loading of gasoline and ethanol and the effort to convert two distillate storage tanks to gasoline.

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

  Cash Flow

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$232,452	$(17,357)	$(87,194)
Net cash used in investing activities	$(226,488)	$(13,369)	$(262,997)
Net cash (used in) provided by financing activities	$(4,315)	$32,693	$351,890

        Cash flow from operating activities generally reflects our net income, depreciation and amortization, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of part of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

        Net cash provided by operating activities was $232.4 million for 2012 compared to net cash used in operating activities of $17.4 million for 2011, for a year-over-year increase in cash provided by operating activities of $249.8 million. Net cash provided by operating activities includes $46.7 million in net income for 2012.

        Exclusive of balances related to Alliance as of the acquisition date (see Note 3 of Notes to Consolidated Financial Statements), we had an increase in the carrying value of accounts payable of $183.9 million due to higher prices year over year and to the expansion of our crude oil activities. We also had an increase in the carrying value of accrued expenses and other current liabilities of $30.1 million offset by an increase in accounts receivable of $75.1 million due to increased prices year over year and to the growth in our gasoline distribution business. Inventories decreased by $29.5 million due to carrying lower levels of inventory.

        In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories. Specifically, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments to the NYMEX of $9.8 million and $10.9 million for 2012 and 2011, respectively.

        Net cash used in operating activities was $17.4 million for 2011 compared to $87.2 million for 2010, for a year-over-year decrease in cash used in operating activities of $69.8 million.

        During 2011, we experienced increases in refined petroleum product and renewable fuel prices compared to 2010 and, as a result, we funded additional working capital requirements. Primarily due to the rise in prices, we had increases in the carrying values in inventories of $77.3 million, accounts receivable of $68.6 million and accounts payable of $132.3 million. Net cash used in operating activities was offset by $19.4 million in net income for 2011.

        In addition, through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially hedged with respect to our inventories. Specifically, for 2011, the contracts supporting our forward fixed price hedge program required margin payments of $10.9 million to the NYMEX due to market direction, compared to $10.8 million for 2010.

        Net cash used in investing activities was $227.1 million for 2012 and included $181.9 million and $6.8 million in cash used to fund the acquisitions of Alliance and of six gasoline stations from Mutual Oil Company, respectively, $31.7 million in expansion capital expenditures and $13.1 million in maintenance capital expenditures, offset by $7.1 million in proceeds from the sale of property and equipment.

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

        See "—Capital Expenditures" for a discussion of our expansion capital expenditures for the years ended December 31, 2012, 2011 and 2010.

        Net cash used in financing activities was $4.3 million for 2012 and primarily included $164.4 million in payments on our working capital revolving credit facility, $54.7 million in cash distributions to our common unitholders and our general partner and $2.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations, offset by $217.0 million in borrowings from our revolving credit facility.

        Net cash provided by financing activities was $32.7 million for 2011 and primarily included $102.2 million in borrowings from our working capital revolving credit facility and $69.6 million in net proceeds from our February 2011 public offering of common units, offset by $95.0 million in payments on our revolving credit facility, $42.8 million in cash distributions to our common and subordinated unitholders and our general partner, $0.7 million in repurchased units held for tax obligations related to units distributed under the LTIP, and $0.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations. Our general partner's obligations include anticipated obligations to deliver common units under the LTIP and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner.

        Net cash provided by financing activities was $351.9 million for 2010 and included $228.8 million in borrowings from our revolving credit facility, $132.2 million on net proceeds from our public offerings of common units and $24.1 million in borrowings from our working capital revolving credit facility, offset by $31.9 million in cash distributions to our common and subordinated unitholders and our general partner, $0.9 million in the repurchases of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations and $0.4 million in repurchased units held for tax obligations related to units distributed under the LTIP.

  Credit Agreement

        We entered into an amended and restated credit agreement dated May 14, 2010, as amended. Total commitments under our credit agreement are $1.5 billion. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement will mature on May 14, 2015.

        As of December 31, 2012, there were two facilities under our credit agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and

  •
  a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

        In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility or both by up to another $250.0 million, in the aggregate, for a total credit facility of up to $1.75 billion. Any such request for an increase by us must be in a minimum amount of $5.0 million. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.5 billion.

        In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.5 billion.

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

        Commencing November 16, 2012, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement). From 2010 through November 15, 2012, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Utilization Amount (as defined in the credit agreement).

        Commencing November 16, 2012, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement). From 2010 through November 15, 2012, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the credit agreement, which in turn depended upon the Combined Total Leverage Ratio (as defined in the credit agreement).

        The average interest rates for the credit agreement were 4.0%, 4.1% and 3.7% for the years ended December 31, 2012, 2011 and 2010, respectively.

        We incur a letter of credit fee of 2.00% - 2.50% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

        As of December 31, 2012, we had total borrowings outstanding under the credit agreement of $846.5 million, including $422.0 million outstanding on our revolving credit facility. In addition, we had outstanding letters of credit of $434.6 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $218.9 million and $215.9 million at December 31, 2012 and 2011, respectively.

        The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2012. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

        On January 25, 2013, we entered into a Ninth Amendment (the "Ninth Amendment") to our credit agreement. The Ninth Amendment provides for a term loan in the amount of up to $115.0 million (the "Term Loan") in connection with, and provides for certain other modifications relating to, (i) our acquisition of a 60% membership interest in Basin Transload, and/or (ii) our acquisition of 100% of the membership interests in Cascade Kelly (see "Items 1. and 2. Business and Properties—Recent Developments" and Note 1 of Notes to Consolidated Financial Statements). We utilized the full amount available under the Term Loan.

        Pursuant to the Ninth Amendment, the interest rate on amounts outstanding under the Term Loan will be either the Eurodollar rate or the cost of funds rate, in each case plus 3.50%, or the base rate plus 2.50%. Any proceeds from the issuance of equity or debt by us will be used to repay amounts outstanding under the Term Loan. The Term Loan will mature on January 31, 2014.

        The Ninth Amendment also amends certain terms, provisions and covenants to take into account the acquisitions of our interests in Basin Transload and Cascade Kelly. The Ninth Amendment (1) increases the permitted Combined Senior Secured Leverage Ratio (as defined in the credit agreement) for each quarter in the year ending December 31, 2013 and (2) increases the permitted Combined Total Leverage Ratio (as defined in the Credit Agreement) for the quarters ending March 31, 2013 and June 30, 2013.

Senior Notes

        On February 14, 2013, we entered into a Note Purchase Agreement (the "Purchase Agreement") with FS Energy and Power Fund ("FS Energy"), with respect to the issue and sale by us to FS Energy of an aggregate principal amount of $70.0 million of unsecured 8.00% Senior Notes due 2018 (the "Notes"). The Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

        Closing of the offering occurred on February 14, 2013. The Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to us of approximately $67.9 million. Additionally, we separately paid fees and offering expenses. On February 15, 2013, we used the net proceeds from the offering, after paying fees and offering expenses, together with a portion of the $115.0 million Term Loan to finance our acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

        The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the "Indenture") among us, our subsidiary guarantors and FS Energy. The Notes will mature on February 14, 2018. Interest on the Notes will accrue from February 14, 2013 and be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013. We may redeem all or some of the Notes at any time or from time to time pursuant to the terms of the Indenture. The Notes are also subject to optional or mandatory exchange for HY Bonds (as such term is defined in the Indenture) at the time and on the terms specified in the Indenture. The holders of the Notes may require us to repurchase the Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

        The Notes are guaranteed on a senior, unsecured basis by certain of our wholly owned subsidiaries. The Indenture contains covenants that are no more restrictive to us in the aggregate than the terms, conditions, covenants and defaults contained in our credit agreement and will limit our ability to, among other things, incur additional indebtedness, make distributions to equity owners, make certain investments, restrict distributions by our subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities. Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the Notes, (ii) breach of our covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

Deferred Financing Fees

        We incur bank fees related to our credit agreement. These deferred financing fees are amortized over the life of the credit agreement. Amortization expense of approximately $5.8 million, $4.7 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2012, 2011 and 2010.

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

  Inventory

        Except for our convenience store inventory, we hedge substantially all of our inventory, primarily through futures contracts. These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition to our own inventory, we have exchange agreements with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and suppliers may draw inventory from us. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current inventory levels. In addition, we have convenience store inventory which is carried at the lower of historical cost or market.

  Leases

        We have a throughput agreement with Global Petroleum Corp., one of our affiliates, with respect to its terminal in Revere, Massachusetts. This agreement is accounted for as an operating lease. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp." We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals and third parties, certain of which arrangements have minimum usage requirements. Please read Items 1 and 2, "Business and Properties—Storage." In addition, we lease certain gasoline stations from third parties under long-term arrangements with various expiration dates. We have a long-term lease agreement with Getty Realty which enables us to supply and operate certain Getty Realty gasoline station sites. The initial lease term for the locations is 15 years and includes multiple five-year renewal options. In addition, we lease railcars pursuant to various lease arrangements with various expiration dates.

        We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. We have rental income from gasoline stations and lease income from space leased to several unrelated third parties at several of our terminals. Additionally, we have capital leases for other computer equipment and leasehold improvements. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

  Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. We also recognize convenience store sales of gasoline, grocery and other merchandise and commissions on lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight-line basis over the term of the lease.

        Revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. Any net differential for exchange agreements is recorded as a nonmonetary adjustment of inventory costs.

        We collect trustee taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. As such, it is our policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities.

  Derivative Financial Instruments

        Accounting and reporting guidance for derivative instruments and hedging activities requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met. We principally uses derivative instruments to hedge the commodity risk associated with our inventory and product purchases and sales and to hedge variable interest rates associated with our credit facilities.

        Fair Value Hedges—We enter into futures contracts in the normal course of business to the reduce risk of loss of inventory value, which could result from fluctuations in market prices. These futures contracts are designated as fair value hedges against the inventory with specific futures contracts matched to specific barrels of inventory. As a result of our hedge designation on these transactions, the futures contracts are recorded on our consolidated balance sheet and marked to market through the use of independent markets based on the prevailing market prices of such instruments at the date of valuation. Likewise, the underlying inventory being hedged is also marked to market. Changes in the fair value of the futures contracts, as well as the change in the fair value of the hedged inventory, are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

        Cash Flow Hedges—We utilize various interest rate derivative instruments to hedge variable interest rate on our debt. These derivative instruments are designated as cash flow hedges of the underlying debt. To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income (loss) and reclassified into interest expense or interest income in the same period during which the hedged transaction affects earnings.

        In September 2008, we executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

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

  Other Derivative Activity

        We use futures contracts, and occasionally swap agreements, to hedge our commodity exposure under forward fixed price purchase and sale commitments on our products. These derivatives are not designated by us as either fair value hedges or cash flow hedges. Rather, the forward fixed price purchase and sales commitments, which meet the definition of a derivative, are reflected in our consolidated balance sheet. The related futures contracts (and swaps, if applicable) are also reflected in our consolidated balance sheet, thereby creating an economic hedge. Changes in the fair value of the futures contracts (and swaps, if applicable), as well as offsetting gains or losses due to the change in the fair value of forward fixed price purchase and sale commitments, are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

        While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, maintaining a constant presence in the marketplace, and managing the futures market outlook for future anticipated inventories, which are necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time. Any derivatives not involved in a direct hedging activity are marked to market and recognized in the consolidated statement of income through cost of sales.

        We also market and sell natural gas by entering into forward purchase commitments for natural gas when we enter into arrangements for the forward sale commitment of product for physical delivery to third-party users. We reflect the fair value of forward fixed purchase and sales commitments in our consolidated balance sheet. Changes in the fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of income through cost of sales.

        During the year ended December 31, 2012, we entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases. These forward contracts are not designated and are reflected in the consolidated balance sheet. Changes in the fair values of these forward currency contracts are reflected in cost of sales.

  Valuation of Intangibles and Other Long-Lived Assets

        Our long-lived assets include property and equipment and intangible assets. We assess the carrying value of our long-lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Accordingly, we evaluate for impairment whenever indicators of impairment are identified. Factors we consider important include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative industry factors and significant changes in strategy or operations that negatively affect the utilization of our long-lived assets. If indicators of impairment are present, we assess impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.

  Goodwill

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. All of our goodwill is allocated to the Gasoline Distribution and Station Operations reporting unit. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment test first includes a qualitative assessment in order to conclude if it is more likely than not that the reporting unit's fair value exceeds its carrying value. If necessary, we would then complete a two-step quantitative assessment.

        Factors included in the quantitative assessment include both macro-economic conditions and industry specific conditions. For the quantitative assessment, the reporting unit's fair value is estimated using a weighted average of discounted cash flow approach and market comparables approach. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds the fair value, then the second step must be performed to determine the implied fair value of the reporting unit. If the carrying value exceeds the implied fair value then we would record an impairment loss equal to the difference.

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

        On November 16, 2012, we entered into an Eighth Amendment to our credit agreement. Total commitments under the credit agreement are $1.5 billion. Please read Item 7, "Management's Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement" for information on interest rates related to our borrowings.

        As of December 31, 2012, we had total borrowings outstanding under the credit agreement of $846.5 million. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $8.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

        In September 2008, we executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

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

        See Notes 2 and 4 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

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

        While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, maintaining a constant presence in the marketplace and managing the futures market outlook for future anticipated inventories, which are necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time. Any derivatives not involved in a direct hedging activity are marked to market and recognized in the consolidated statement of income through cost of sales. In addition, because a portion of our crude oil business is conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

        At December 31, 2012, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at December 31, 2012	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$9,273	$(51,604)	$51,604
Swaps, options and other, net	125	(2,792)	2,132

	$9,398	$(54,396)	$53,736

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2012. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The brokerage margin balance was $54.7 million at December 31, 2012.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2012.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the partnership's internal control over financial reporting based on our audit.

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

        In our opinion, Global Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Partners LP, as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 15, 2013

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

        Set forth below are the names, ages (as of March 12, 2013) and titles of persons currently serving as directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Alfred A. Slifka	80	Chairman
Richard Slifka	72	Vice Chairman
Eric Slifka	47	President, Chief Executive Officer and Director
Andrew Slifka	44	Executive Vice President and Director
Thomas J. Hollister	58	Chief Operating Officer, Chief Financial Officer and Director
Edward J. Faneuil	60	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	65	Executive Vice President and Chief Accounting Officer
David K. McKown	75	Director
Robert J. McCool	74	Director
Kenneth I. Watchmaker	70	Director

        Alfred A. Slifka was elected Chairman of the Board of our general partner in March 2005. He had been employed with Global Companies LLC or its predecessors for over fifty years. Mr. Slifka served as Chairman of the board of directors of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a shareholder and serves as Chairman of the board of directors of AE Holdings Corp., a privately held affiliated company. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of the New England Fuel Institute, Morse Life, Hebrew Senior Life, and Children's Hospital. He is a past member of the boards of directors of numerous other civic and charitable organizations. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board.

        Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka is a shareholder and serves as Vice Chairman of the board of directors of AE Holdings Corp., a privately held affiliated company. Mr. Slifka also is a shareholder, a director and the Treasurer of Global Petroleum Corp., a privately held affiliated company that owns, operates and leases to us our petroleum products storage terminal located in Revere, Massachusetts. Mr. Slifka currently serves on the boards of directors of New England Fuel Institute and Independent Fuel Terminal Operators Association. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Vice Chairman of the Board. Alfred A. Slifka and Richard Slifka are brothers.

        Eric Slifka was elected President, Chief Executive Officer and a director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is a member of the board of directors and a shareholder of AE Holdings Corp., a privately held affiliated company. He currently serves as a member of the board of directors of the New York Oil Heat Association, the National Oilheat Research Alliance, New England Fuel Institute and the Energy Policy Research Foundation. He also is a member of the boards of directors of Massachusetts General Hospital Presidents Council, Massachusetts Youth Committed to Winning and Buckingham, Browne & Nichols. Mr. Slifka's extensive experience in all aspects of our business and his position as President and Chief Executive Officer of our general partner make him uniquely qualified to serve as a director of our general partner. Mr. Slifka is the son of Alfred A. Slifka and the nephew of Richard Slifka.

        Andrew Slifka was elected to serve as a director of our general partner in April 2012. He has served as Executive Vice President of our general partner and as President of our Alliance Gasoline Division effective March 1, 2012. Prior to our acquisition of Alliance Energy LLC, he had been employed with Alliance Energy LLC or its predecessor, Alliance Energy Corp., in the following capacities: as President from November 2007 to March 2012, as Executive Vice President from 2003 to 2007, and as Vice President and General Manager for the Northeast Region from 1999 to 2003. Prior to 1999, Mr. Slifka held various positions in the supply, distribution and marketing departments of the predecessors to Global Companies LLC. He currently serves on the boards of directors of Independent Oil Marketers Association and CF&MS Fund Foundation and is a senior-level participant in various regional major branded petroleum programs, including serving as a representative to the Shell Regional Council. Mr. Slifka is the son of Richard Slifka and the nephew of Alfred A. Slifka.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that during the year ended December 31, 2012, the officers and directors of our general partner and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

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

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2012.

        The certifications of our general partner's Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

        All of our executive officers and substantially all of our employees are employed by our general partner, except for our gasoline station and convenience store employees and certain union personnel, who are employed by Global Montello Group Corp. ("GMG"). Our general partner does not receive any management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, executive officer and director compensation and benefits properly allocable to Global Partners LP. Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

Compensation Discussion and Analysis

        We are managed and operated by the executive officers of our general partner. Executive officers of our general partner receive compensation in the form of base salaries, short-term incentive awards (contractual and/or discretionary) and long-term incentive awards. They are also eligible to participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (defined below) serve as executive officers of our general partner and each of our wholly owned subsidiaries. The compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Mr. Thomas J. Hollister, our Chief Financial Officer ("CFO") and Chief Operating Officer ("COO"), and the three other most highly compensated executive officers during 2012, who were Mr. Andrew Slifka, our Executive Vice President and President of our Alliance Gasoline Division, Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer, and Mr. Edward J. Faneuil, our Executive Vice President and General Counsel. Messrs. Eric Slifka, Andrew Slifka, Hollister and Faneuil each have employment agreements with our general partner. Mr. Rudinsky is an employee at-will and does not have an employment agreement.

        The compensation committee of the board of directors of our general partner (the "Compensation Committee") has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to the employment agreement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our named executive officers other than our CEO based upon our CEO's recommendations, including awards under any incentive plans in which the named executive officers participate, and our general partner's contractual obligations pursuant to employment agreements with three of our named executive officers.

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

  •
  Base salaries and benefits designed to attract and retain high caliber employees;

  •
  Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year; and

  •
  Long-term, equity-based and/or performance-based cash incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

        Our general partner uses third-party compensation consultants to study and supply market comparable compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans. The Compensation Committee retained BDO USA, LLP ("BDO") as an outside compensation consultant during 2012.

        Under our executive compensation structure, our goal is for our named executive officers' total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by our compensation consultant's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

  •
  Our CFO also serves as our COO and, as such, has responsibilities for many operational areas that are not commonly assigned to chief financial officer positions;

  •
  Our Executive Vice President and General Counsel is responsible for all our environmental compliance functions, many of our human resources matters, many operational activities as determined by our CEO and many of our business transactions that he manages in an executive as well as a legal capacity;

  •
  Our Executive Vice President and Chief Accounting Officer, who also serves as co-director of our mergers and acquisitions activities, is responsible for our financial analyses in connection with our acquisition due diligence; and

  •
  Our Executive Vice President who also serves as President of our Alliance Gasoline Division has executive responsibilities as well as primary oversight of our gasoline and convenience store business.

        During 2012, our named executive officers' total compensation generally fell between the targeted range described above based upon the results of benchmarking analyses performed by BDO in prior years, which included (i) data from the Watson Wyatt Worldwide Executive Compensation Survey; (ii) data with respect to a group of more than 220 companies with market capitalizations of $200 million to $600 million, a range which was comparable to our market capitalization at the time of the study; and (iii) data with respect to a multi-factor based group of 17 energy and non-energy companies which had market capitalizations of $200 million to $600 million and between 100 to 600 employees.

        In 2012 and the first calendar quarter of 2013, BDO worked with our Compensation Committee to revisit earlier benchmarking criteria and update them to better reflect a peer group of companies consistent with the size and scope of our business as it transformed during 2012, with our expanded product lines, increased focus on transportation logistics and growth in our gasoline station and convenience store business. In connection with this evaluation, BDO updated competitive pay level analyses for our named executive officers and analyzed competitive compensation levels for independent members of our general partner's board of directors for use during 2013 and future years. Analyses regarding competitive pay practices for named executive officers were updated based on information contained in proxies filed by several groups of companies with various characteristics comparable and relevant to our current size and scope of operations, including: 227 companies with comparable market capitalization and employees; 131 companies with comparable market capitalization and total assets; 32 oil and gas distribution and storage companies; 11 additional companies with comparable market capitalization, assets and related business operations; and nine companies in related businesses. Competitive methods and levels of compensation for non-employee members of our general partner's board of directors were analyzed using the proxy filings from same external groups of companies described above.

        In addition, BDO has continued to work with our Compensation Committee in 2013 to update the performance targets and associated levels of payouts contained in our 2013 short-term incentive plan for our named executive officers. Plan modifications were made to incorporate the increased scope of our operations and to ensure the plan is fully aligned with and consistent with our efforts to achieve critical business objectives. A complete description of changes made to the short-term incentive plan is included in the next section,—Elements of Compensation.

Elements of Compensation

        Our executive compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. As described above, our goal is to target total compensation levels (i.e., base salary plus short and long-term incentives) for our named executive officers to fall between the median (50th percentile) and 75th percentile compensation levels in our competitive marketplace. When we perform above or below our performance goals, we expect that result will be reflected in our compensation levels.

        The elements of the 2012 executive officer compensation of our general partner are base salaries, discretionary bonuses, short-term incentive awards, retirement and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

        A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

        Each named executive officer's base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). Base salaries for four of our five named executive officers are set by the terms of their respective employment agreements. Salaries for our named executive officers were not changed during 2012.

Short-Term Incentive Awards—Contractual

        Thomas Hollister, our COO and CFO, is entitled to annual contractual bonuses under his employment agreement with our general partner based upon our achievement of specific targets established by the Compensation Committee. In 2009, the Compensation Committee implemented our general partner's initial Short-Term Incentive Plan, and in 2012 our general partner's Short-Term Incentive Plan was redesigned (see Short-Term Incentive Plans). Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2010, 2011 and 2012 under our general partner's then applicable Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. For each of 2010, 2011 and 2012, Mr. Hollister was paid a bonus under our general partner's then applicable Short-Term Incentive Plan in an amount in excess of what he would have received as a contractual bonus under his employment agreement with our general partner.

Short-Term Incentive Plans

        Our general partner established a cash bonus pool for 2012 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner's short-term incentive plan for 2012 (the "STIP") included a performance-based component, for which 50% of the cash bonus pool was available (the "STIP Performance Component"), and a discretionary component, for which the other 50% of the cash bonus pool was available (the "STIP Discretionary Component"). Incentive awards earned under the STIP were based on the Partnership's actual performance in relation to a specified objective for distributable cash flow established by our Compensation Committee in March 2012 (the "DCF objective"), as adjusted by the Compensation Committee to reflect our acquisition of Alliance Energy LLC ("Alliance"), which occurred after the named executive officers' incentive targets were set by our Compensation Committee. Under our general partner's Short-Term Incentive Plan, for purposes of determining whether a specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures ("DCF"). DCF is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

        Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his base salary. The 2012 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 58% (or $337,500) for Mr. Hollister; 47% (or $200,000) for Mr. Andrew Slifka; 37% (or $137,500) for Mr. Faneuil; and 41% or ($112,500) for Mr. Rudinsky. 50% of the target value for each named executive officer was allocated to his STIP Performance Component (the "50% Performance-Based Payout Target"), and 50% was allocated to his STIP Discretionary Component (the "50% Discretionary Payout Target").

        STIP Performance Component (50% of the incentive target value):    Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. We exceeded our DCF objective for 2012 of $53.1million (which DCF objective was established in March 2012), and therefore the full 50% Performance Component was earned. The Partnership earned $80.8 million of DCF in 2012, which was adjusted to $75.0 million by the Compensation Committee to reflect (i) an additional approximately $4.0 million of one-time charges that occurred during 2012 related to our acquisition of Alliance, and (ii) a reduction of approximately $9.8 million of distributions paid on the common units that were issued to AE Holdings Corp. as payment of the purchase price for Alliance. After such adjustments and in accordance with the terms of the STIP , the STIP Performance Component of the named executive officers' 2012 awards was adjusted upward to 150% of each named executive officer's 50% Performance-Based Payout Target.

        STIP Discretionary Component (50% of the incentive target value):    The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to supplement the performance metric by analyzing other factors that it may elect to use for determining the STIP Performance Component. Such factors include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us and, as may be applicable, the contributions of any or all of the named executive officers. The Compensation Committee awarded a range of 87% to 200% of the STIP Discretionary Component for 2012 as follows: 200% (or $800,000) for Mr. Eric Slifka; 87% (or $146,875) for Mr. Hollister; 150% (or $150,000) for Mr. Andrew Slifka; 200% (or $137,500) for Mr. Faneuil; and 102% or ($57,125) for Mr. Rudinsky.

        Each of our named executive officers earned a short-term incentive award for 2012. A summary of these awards appears in the table below:

Name		Target Value as a % of Salary	Target Value ($)	2012 Award Value as a % of Target Value	2012 Award Payouts ($)
Eric Slifka	Total Award	100%	800,000	175%	1,400,000
	Performance	50%	400,000	150%	600,000
	Discretionary	50%	400,000	200%	800,000
Thomas J. Hollister	Total Award	58%	337,500	119%	400,000
	Performance	29%	168,750	150%	253,125
	Discretionary	29%	168,750	87%	146,875
Andrew P. Slifka	Total Award	47%	200,000	150%	300,000
	Performance	23.5%	100,000	150%	150,000
	Discretionary	23.5%	100,000	150%	150,000
Edward J. Faneuil	Total Award	37%	137,500	175%	240,625
	Performance	18.5%	68,750	150%	103,125
	Discretionary	18.5%	68,750	200%	137,500
Charles A. Rudinsky	Total Award	41%	112,500	126%	141,500
	Performance	20.5%	56,250	150%	84,375
	Discretionary	20.5%	56,250	102%	57,125

        2013 Short-Term Incentive Plan.    In 2013 the Compensation Committee, with the advice of its compensation consultant, updated our 2013 Short-Term Incentive Plan. The Compensation Committee revised the DCF performance levels and incentive award opportunities associated with them based on the business objectives established for 2013. The 2013 STIP establishes a target incentive percentage for each participant ranging from 41% to 100% of base salary, which reflects an increase of 155% for Mr. Faneuil and the same target percentages used during 2012 for the other named executive officers. Awards under the 2013 STIP may range from 0% to 200% of each participant's target incentive percentage. The weightings of the 2013 STIP's Performance Component and Discretionary Component remain 50% and 50%, respectively, the same as in the 2012 plan.

  •
  The 2013 Performance Component (50% of the incentive target value)—The Compensation Committee increased the DCF objective for 2013, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2013 that the Compensation Committee in its sole discretion determines to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant's 2013 Performance Component. A minimum of 92% of the 2013 DCF objective must be achieved before plan participants would earn any portion of the 2013 Performance Component. Under the 2013 STIP, a plan participant's incentive opportunity increases to a maximum of 200% of the Performance Component at 130% of the 2013 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2013.

  •
  The Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2013 Discretionary Component for any plan participant under the 2013 STIP, within a range of 0% to 200% of the 2013 Discretionary Component, and based upon (i) the Compensation Committee's consideration of management's performance over the course of the 2013 plan year; (ii) the CEO's assessment of other members of our management; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant's performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee's overall assessment of management's performance. The Compensation Committee believes that when combined with the Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

        In recognition of their extraordinary performance during 2012, the Compensation Committee awarded discretionary bonus payments to our CEO in the amount of $200,000 and to our Executive Vice President and General Counsel in the amount of $59,375.

        The Compensation Committee awarded the named executive officers special discretionary bonuses in the amounts of $270,000, $25,500, $97,500 and $32,500, respectively, for Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky in respect of 2011. The Compensation Committee elected to not award any discretionary bonus payments in respect of 2010.

Long-Term Incentive Plans

        2011 CEO Performance-Based Cash Incentive Plan.    On December 31, 2011, pursuant to a contractual commitment in Eric Slifka's 2012-2014 employment agreement with our general partner, the Compensation Committee included provisions for a new long-term performance-based cash incentive plan. The new plan replaced a three-year grant of phantom units to Mr. Slifka pursuant to his 2009-2011 employment agreement with our general partner, which vested in six approximately equal installments each June 30 and December 31 during the term of Mr. Slifka's 2009-2011 employment agreement. The new long-term performance-based cash incentive plan is based solely on the achievement of distribution growth to our unitholders over the term of Mr. Slifka's employment agreement, using the 3-year period from January 1, 2012 through December 31, 2014 and an annualized $2.00 per unit distribution to unitholders (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) as the baseline against which Mr. Slifka's performance will be measured over the 2012-2014 period.

        2009 Awards.    On February 5, 2009, the Compensation Committee granted 88,183, 61,728, 48,501 and 17,637 phantom units (without Distribution Equivalent Rights ("DERs")) under the LTIP, respectively, to Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky. Grant levels were established by the Compensation Committee to achieve the overall objectives of the compensation program.

        The phantom units granted in 2009 will vest and become payable on a one-for-one basis in common units (and/or cash in lieu thereof) on December 31, 2013 (or potentially sooner as described below). A portion (25%) of the February 5, 2009 phantom units vested on August 21, 2009 when the Compensation Committee determined that the first Average Unit Price condition ($21.00 for 10 consecutive trading days) was satisfied. A second portion (25%) of the February 5, 2009 phantom units vested on February 18, 2011 when the Compensation Committee determined that the second Average Unit Price condition ($27.00 for 10 consecutive trading days) was satisfied. In each instance, our general partner delivered common units that it purchased in the open market to the named executive officers in payment for these vested phantom units. The remaining 50% of the phantom units granted to our named executive officers may vest earlier than December 31, 2013 if the Average Unit Price (as defined below) equals or exceeds specified $34.00 at any time during the period from June 5, 2012 through December 31, 2013. "Average Unit Price" means the closing market price per common unit for any 10-consecutive trading day period.

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

        Any phantom units granted on February 5, 2009 that have not vested as of the end of the five-year cliff vesting period will be forfeited. Additionally, upon a change of control event (as defined in the grant agreement, as amended), all outstanding phantom units that were granted on February 5, 2009 to Messrs. Eric Slifka, Hollister and Faneuil only and that have not otherwise vested automatically will become fully vested (in the case of the phantom units awarded to Mr. Eric Slifka, without regard to the achievement of the performance goal.)

Retirement and Health Benefits; Perquisites

        Each of our named executive officers is eligible to participate in our general partner's health insurance plans, pension plan, 401(k) savings and profit sharing plan and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under our general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death, disability or retirement after the first day of the month following the month in which the employee attains age 65. Certain employees are entitled to a supplemental benefit that vests over five years with 20% vesting on each December 31 beginning in 2010 and lasting through 2014. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's pension plan was frozen on December 31, 2009. Prior to 2013, our general partner's 401(k) savings and profit sharing plan provided for discretionary matching contributions by our general partner. Beginning in 2013, our general partner's 401(k) savings and profit sharing plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and contributions under this plan. Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning, tax and/or legal advice.

        Prior to March 1, 2012, Andrew Slifka was employed by Alliance and eligible to participate in Alliance's pension plan and 401(k) savings and profit sharing plan. In connection with our acquisition of the membership interests in Alliance (the "Alliance Acquisition"), sponsorship of the Alliance plans was transferred to GMG and Mr. Andrew Slifka's employment was transferred to our general partner, at which point he became eligible for our general partner's 401(k) savings and profit sharing plan and pension plan. Final contributions to the former Alliance plans, which have been renamed to reflect GMG's sponsorship, on behalf of Mr. Andrew Slifka were made in January 2013. See "Other Benefits—Pension Benefits" and "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to these plans.

Relationship of Compensation Elements to Compensation Objectives

        We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties.

        We use a short-term incentive plan with performance-based and discretionary components to align a significant portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key annual business and financial results such as achieving increased quarterly distributions, enhancing our "virtual pipeline" from the mid-continent region of the United States and Canada to refiners and other customers on the East and West coasts, expanding our distribution, marketing and sales of petroleum products, expanding our gasoline station and convenience store assets and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively managing our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

        Our long-term incentive plans (performance-based cash incentive plan and LTIP) provide incentive and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

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

Tax Deductibility of Compensation

        With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), we are a limited partnership and do not meet the definition of a "corporation" under Section 162(m). Accordingly, such limitations do not apply to compensation paid to the named executive officers.

  Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation of our CEO, our CFO and the three other most highly compensated executive officers during 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($) (5)	Total ($)
Eric Slifka	2012	800,000	200,000	1,400,000	240,443	102,547	2,742,990
President and	2011	800,000	270,000	480,000	—	95,414	1,645,414
CEO (1)(4)(6)	2010	800,000	—	480,000	13,725	93,798	1,387,523
Andrew Slifka	2012	425,000	—	300,000	64,511	28,031	817,542
EVP and President of Alliance Gasoline Division (7)
Thomas J. Hollister	2012	578,000	—	400,000	24,715	36,995	1,039,710
COO and	2011	578,000	25,500	202,500	1,939	29,951	837,890
CFO (8)	2010	578,000	—	202,500	9,559	34,739	824,798
Edward J. Faneuil	2012	376,000	59,375	240,625	99,675	56,211	831,886
EVP, General	2011	376,000	97,500	82,500	26,542	47,774	630,316
Counsel and Secretary (9)	2010	376,000	—	82,500	49,790	52,799	561,089
Charles A. Rudinsky	2012	273,000	—	141,500	93,725	46,612	554,837
EVP and Chief	2011	273,000	32,500	67,500	38,553	35,719	447,272
Accounting Officer (10)	2010	273,000	—	67,500	88,074	34,891	463,465

(1)
The above table reflects the base salary paid to Mr. Eric Slifka in 2010 and 2011 pursuant to his employment agreement with our general partner that expired December 31, 2011. Effective January 1, 2012, Mr. Slifka entered into a new employment agreement with our general partner, pursuant to which his base salary remained $800,000.

(2)
In 2013, Messrs. Eric Slifka and Faneuil were paid discretionary bonuses of $200,000 and $59,375, respectively, for services performed during 2012, which discretionary bonuses were in addition to the payments they received in 2013 for services performed during 2012 under the 2012 Short-Term Incentive Plan. In 2012, Messrs. Slifka, Hollister, Faneuil and Rudinsky were paid discretionary bonuses of $270,000, $25,500, $97,500 and $32,500, respectively, for services performed during 2011, which discretionary bonuses were in addition to the payments they received in 2012 for services performed during 2011 under the 2011 Short-Term Incentive Plan. No discretionary bonuses were paid for services performed during 2010.

(3)
The bonuses paid to each of the named executive officers for services performed during 2012, 2011 and 2010 were determined in accordance with our general partner's Short-Term Incentive Plans described above under Elements of Compensation—Short-Term Incentive Plans.

(4)
Mr. Eric Slifka's pension decreased in value by $11,068 in 2011 and therefore is shown as a $0 positive change in actuarial value under the column labeled "Change in Pension Value and Nonqualified Deferred Compensation Earnings".

(5)
All of our named executive officers are eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees of our general partner. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement. Our general partner's 401(k) Savings and Profit Sharing Plan provides for matching and nonmatching contributions to the plan by our general partner. See "Other Benefits—401(k) Savings and Profit Sharing Plan" for additional information with respect to eligibility and permitted contributions to this plan.

(6)
With respect to Mr. Eric Slifka, "All Other Compensation" for the years ended December 31, 2012, 2011 and 2010 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $12,667, $14,700 and $14,700, respectively for 2012, 2011 and 2010; a one-time cash payment to Mr. Slifka in the amount of $15,000 paid in 2012 in connection with the inability to make non-elective contributions to highly compensated employees under our general partner's 401(k) plan; the estimated incremental cost of an automobile provided by us for Mr. Slifka's use; medical and dental premiums paid by us; life insurance and long-term disability insurance premiums paid by us; club membership dues; legal fees; and professional financial planning and tax advice fees paid by us in the aggregate amounts of $36,386, $26,450 and $34,750, respectively, for 2012, 2011 and 2010.

(7)
Mr. Andrew Slifka was employed by Alliance prior to March 1, 2012. With respect to Mr. Slifka, "All Other Compensation" for the year ended December 31, 2012 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amount of $11,800 in 2012; the estimated incremental cost of an automobile provided by us for Mr. Slifka's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us. Mr. Slifka's employment agreement with our general partner also provides for payment by us of club membership dues and professional financial planning and tax advice fees in an aggregate amount not to exceed $15,000 on behalf of Mr. Slifka. Mr. Slifka did not receive any amount of this perquisite in 2012.

(8)
With respect to Mr. Hollister, "All Other Compensation" for the years ended December 31, 2012, 2011 and 2010 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,963, $12,250 and $7,350, respectively for 2012, 2011 and 2010; a one-time cash payment to Mr. Hollister in the amount of $7,500 paid in 2012 in connection with the inability to make non-elective contributions to highly compensated employees under our general partner's 401(k) plan; medical and dental premiums paid by us; and long-term disability insurance premiums paid by us.

(9)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2012, 2011 and 2010 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $11,253, $14,700 and $12,250, respectively for 2012, 2011 and 2010; a one-time cash payment to Mr. Faneuil in the amount of $15,000 paid in 2012 in connection with the inability to make non-elective contributions to highly compensated employees under our general partner's 401(k) plan; the estimated incremental cost of an automobile provided by us for Mr. Faneuil's use; medical and dental premiums paid by us; long-term disability insurance premiums paid by us; and club membership dues paid by us.

(10)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2012, 2011 and 2010 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,910, $14,700 and $14,700, respectively for 2012, 2011 and 2010; a one-time cash payment to Mr. Rudinsky in the amount of $15,000 paid in 2012 in connection with the inability to make non-elective contributions to highly compensated employees under our general partner's 401(k) plan; the estimated incremental cost of an automobile provided by us for Mr. Rudinsky's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        On March 12, 2013, the Compensation Committee awarded cash awards under our general partner's 2012 Short-Term Incentive Plan to our named executive officers in consideration of their respective services during the year ended December 31, 2012 in the following amounts: $1,400,000 for Mr. Eric Slifka, $400,000 for Mr. Hollister, $300,000 for Mr. Andrew Slifka, $240,625 for Mr. Faneuil and $141,500 for Mr. Rudinsky. These awards were paid promptly without restrictions. See "Elements of Compensation—Short-Term Incentive Plan" for a discussion of the parameters on which the 2012 awards were determined.

        The table below presents the minimum threshold, target and maximum possible payout amounts under our general partner's 2012 Short-Term Incentive Plan, depending upon our financial performance in 2012:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Minimum Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	40,000	800,000	1,600,000
Thomas J. Hollister	16,875	337,500	675,000
Andrew Slifka	10,000	200,000	400,000
Edward J. Faneuil	6,875	137,500	275,000
Charles A. Rudinsky	5,625	112,500	225,000

(1)
No equity-based awards were granted during 2012.

Outstanding Equity Awards at Fiscal Year End

        The following table presents equity awards in the form of the unvested portion of phantom units granted under the LTIP to the named executive officers on February 5, 2009. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
	Number of Phantom Units That Have Not Vested (#)	Market or Payout Value of Phantom Units That Have Not Vested ($) (1)
Eric Slifka	44,091	1,117,707
Thomas J. Hollister	30,864	782,402
Andrew Slifka	—	—
Edward J. Faneuil	24,251	614,763
Charles A. Rudinsky	8,819	223,562

(1)
These units will vest should the average closing price per unit for any 10-consecutive trading day period (the "Unit Price") during the period from June 5, 2012 through December 31, 2013 reach $34.00. These units also will vest on December 31, 2013 if the Unit Price does not reach $34.00 but the recipient remains continuously employed by our general partner through such date.

(2)
The market values of the equity awards shown in the table above were calculated based on the closing price of $25.35 per common unit on December 31, 2012.

        See "Elements of Compensation—Long-Term Incentive Plan" for a discussion of these phantom unit awards.

  Units Vested in the 2012 Fiscal Year

        No restricted unit awards and no phantom unit awards to named executive officers vested during the year ended December 31, 2012.

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

        Like the 2008 Agreement, the 2012 Agreement provides for a base salary of $800,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, both agreements provide that Mr. Slifka: is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts to be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount being 100% of his base salary and the annual maximum cash incentive amount being 200% of his base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end. Similarly, both agreements provide that Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate, as determined by the Compensation Committee. He is entitled to participate in such other benefit plans and programs as our general partner may provide for its executives in general.

        Mr. Slifka was entitled under the 2008 Agreement to participate in our general partner's LTIP, including without limitation (i) the December 31, 2008 grant to Mr. Slifka of 99,700 phantom units (with a contingent right to receive cash in amounts equal to the number of awarded phantom units outstanding multiplied by the cash distributions per common unit made by us from time to time), which became fully vested as of December 31, 2011, and (ii) the February 5, 2009 grant to Mr. Slifka of 88,183 performance-restricted phantom units under the LTIP. See "Elements of Compensation—Long-Term Incentive Plan." Under the 2012 Agreement, Mr. Slifka is entitled to receive awards under our general partner's Long-Term Performance-Based Cash Incentive Plan, which is determined based upon the achievement of distribution growth to the Partnership's unitholders over the term of his employment agreement, using the 3-year period from January 1, 2012 through December 31, 2014 and an annualized $2.00 per unit distribution to unitholders as the baseline against which Mr. Slifka's performance will be measured. Mr. Slifka also participates in our general partner's LTIP, in such forms and amounts as may be determined by the Compensation Committee, including, without limitation, the aforementioned February 5, 2009 grant to Mr. Slifka.

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

        Thomas J. Hollister is employed as Chief Operating Officer and Chief Financial Officer of our general partner. Mr. Hollister's employment commenced effective July 1, 2006 and is on an "at will" basis, meaning that Mr. Hollister's employment has no specific duration and that, subject to the provisions of his employment agreement, either Mr. Hollister or our general partner may terminate his employment at any time for any reason. The agreement provides for a base salary of $550,000 for the initial 12-month period commencing July 1, 2006, and subsequent review by the Compensation

Committee no less frequently than annually, at which time Mr. Hollister's base salary may be increased at the discretion of the Compensation Committee. In 2011, Mr. Hollister's base salary was $578,000. Mr. Hollister also is eligible to receive an annual cash bonus amount of $130,000 for each 12-month period that he is employed by our general partner, provided that we achieve a distributable cash flow target set by the Compensation Committee. Prior to the Compensation Committee's determination of Mr. Hollister's awards for each of 2010, 2011 and 2012 under our general partner's then applicable Short-Term Incentive Plan, Mr. Hollister waived his annual contractual bonuses for those years. Under our general partner's short-term incentive plan, Mr. Hollister's 2010, 2011 and 2012 target awards were set at amounts that exceed his contractual bonus amount. The employment agreement provides that Mr. Hollister also is entitled to participate in the LTIP and in such other benefit plans and programs as our general partner may provide for its employees in general. The agreement includes a confidentiality provision which, subject to typical exceptions for requirement of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Hollister), will continue for two years following Mr. Hollister's termination of employment. The agreement also includes non-competition provisions which continue during the term of the agreement and for a period of two years thereafter. Also see "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Hollister's employment agreement, as amended, relating to termination, change of control and related payment obligations.

        Andrew P. Slifka is employed as Executive Vice President of our general partner and President of the Alliance Gasoline Division of our partnership, pursuant to an employment agreement with our general partner. Mr. Slifka's initial employment agreement became effective as of March 1, 2012 and continues for a thirty-six (36) month term.

        Mr. Slifka's employment agreement provides for a base salary of $425,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, the agreement also provides that Mr. Slifka: is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts, 50% of which shall be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, and 50% of which shall be determined at the discretion of the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount being $200,000 and the annual maximum cash incentive amount that may be awarded being $400,000; any such awards to be paid within two and one-half months after the applicable fiscal year end. Pursuant to his employment agreement, Mr. Slifka also may participate in our general partner's LTIP, in such forms and amounts as may be determined by the Compensation Committee. Similarly, his employment agreement provides that Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate, as determined by the Compensation Committee. He is entitled to participate in such other benefit plans and programs as our general partner may provide for its executives in general.

        Mr. Slifka's current employment agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The agreement also includes nonsolicitation and noncompetition provisions which will continue for one year following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's employment agreement, as amended, relating to termination, change in control and related payment obligations.

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

        Charles A. Rudinsky, Executive Vice President and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2012, Mr. Rudinsky's base salary was $273,000. Mr. Rudinsky also has entered into a SERP agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased benefits program in connection with the freezing of benefits under the pension plan. Upon reaching normal retirement age, Mr. Rudinsky acquired a fully vested and nonforfeitable interest in his SERP benefit, which was paid out to him in 2012. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Rudinsky's SERP agreement.

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

  Supplemental Executive Retirement Agreements

        On December 31, 2009, our general partner entered into SERP agreements with each of Edward J. Faneuil and Charles A. Rudinsky. The value of the SERP benefits to be provided under the agreements, expressed as single lump sum payments, will be $159,355 for Mr. Faneuil and was $277,318 for Mr. Rudinsky. Mr. Faneuil will acquire a fully vested and nonforfeitable interest in his SERP benefit only to the extent he is continuously employed with our general partner from December 31, 2009 through the vesting dates set forth in his agreement, or if he dies or becomes Disabled (as such term is defined in the agreements) or if there is a Change in Control (as such term is defined in the agreements). Mr. Rudinsky became fully vested in his SERP benefit in 2012. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Faneuil's and Mr. Rudinsky's SERP agreements relating to termination, change of control and related payment obligations.

  Supplemental Payments in lieu of Discretionary Non-Matching Contributions under the Partnership's 401(k) and Profit Sharing Plan

        As a result of the Partnership's acquisition of the membership interests in Alliance (the "Alliance Acquisition"), effective as of March 1, 2012, our general partner determined that it was unable to continue making certain non-elective contributions to our general partner's 401(k) and Profit Sharing Plan on behalf of highly compensated employees (as such term is defined in Code section 414(q)), including each of the named executive officers of our general partner. In connection with the termination of these non-elective contributions, our general partner made one-time cash bonus payments in the amounts of $15,000, $7,500, $15,000 and $15,000 respectively, to each of Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2012 termination date. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $25.35 per unit on December 31, 2012.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	With a Change in Control ($)	Nonrenewal ($)
Eric Slifka (1)
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards (6)	—	1,117,707	1,117,707	894,165	1,117,707	894,165
Fringe benefits	—	102,547	102,547	102,547	102,547	—
Life insurance benefits	—	210,000	—	—	—	—

Total	—	4,630,254	4,420,254	4,196,712	6,020,254	1,694,165
Thomas J. Hollister (2)
Severance Amount	—	—	—	1,156,000	1,831,000	—
LTIP awards (6)	782,402	782,402	782,402	782,402	782,402	—
Fringe benefits	—	—	—	73,990	73,990	—
Life insurance benefits	—	210,000	—	—	—	—

Total	782,402	992,402	782,402	2,012,392	2,687,392	—
Andrew Slifka (3)
Severance Amount	—	956,250	1,500,000	1,500,000	1,500,000	543,750
Fringe benefits	—	63,070	63,070	63,070	63,070	—
Life insurance benefits	—	210,000	—	—	—	—

Total	—	1,229,320	1,563,070	1,563,070	1,563,070	543,750
Edward J. Faneuil (4)
Severance Amount	—	—	—	752,000	1,027,000	—
Deferred Compensation	2,041,122	2,041,122	1,830,203	—	—	—
SERP benefit	159,355	159,355	159,355	95,613	95,613	—
LTIP awards (6)	614,763	—	—	491,810	614,763	—
Fringe benefits	—	—	—	56,211	56,211	—
Life insurance benefits	—	210,000	—	—	—	—

Total	2,815,240	2,410,477	1,989,558	1,295,634	1,793,587	—
Charles A. Rudinsky (5)
LTIP awards (6)	—	—	—	—	—	—
Life insurance benefits	—	350,000	—	—	—	—

Total	—	350,000	—	—	—	—

(1)   Eric Slifka

        Assuming that Mr. Slifka's employment was terminated on December 31, 2012, the employment agreement between our general partner and Mr. Slifka provides that, upon termination of his employment for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2012, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

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

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2012, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

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

        Also, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of Mr. Slifka's spouse and dependents for 24 months following the date of termination. For purposes of Mr. Slifka's employment agreement, "Constructive Termination" means termination of employment as a result of (a) any substantial diminution, without Mr. Slifka's written consent, in his working conditions consisting of (i) a material reduction in his duties and responsibilities, (ii) any change in the reporting structure so that he no longer reports solely to our Board of Directors, or (iii) a relocation of his place of work further than 40 miles from Waltham, Massachusetts, or (b) an uncured breach by the general partner of a material provision of the employment agreement, as amended. Pursuant to Mr. Slifka's employment agreement, a "Change in Control" would be deemed to have occurred upon (1) the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner; provided, however, if any one person, entity or group is considered to own more than 50% of the total fair market value or total voting power of the membership interests of our general partner, the acquisition of additional membership interests by the same person, entity or group shall not be deemed to be a Change in Control; (2) a consolidation or merger (in one transaction or a series of related transactions) of our general partner pursuant to which the holders of our general partner's equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 50% of the voting power of the entity surviving such transaction or series of related transactions; or (3) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our business and/or assets to a person other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly.

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans:

  (i)
  Assuming, at December 31, 2012, that Mr. Slifka's employment had been terminated for death or Disability, or by our general partner without Cause or by Mr. Slifka for Constructive Termination, in either case within twelve months following a Change in Control, then all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on February 5, 2009 automatically would become fully vested without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $25.35 per unit at December 31, 2012, the fair value of these phantom units would have been $1,117,707. There were no DERs associated with the February 5, 2009 grant.

  (ii)
  Assuming, at December 31, 2012, that Mr. Slifka's employment had been terminated by our general partner without Cause or by Mr. Slifka for Constructive Termination, but such termination did not occur within twelve months following a Change in Control, then because Mr. Slifka was employed by our general partner for four years of the five year vesting period for his February 5, 2009 LTIP award, he would become fully vested in 4/5 of the then outstanding and unvested phantom units granted to him, or 35,273 phantom units, automatically without regard to the achievement of the performance goal provided in the grant. Using the closing market price of $25.35 per unit at December 31, 2012, the fair value of these phantom units would have been $894,171. There were no DERs associated with the February 5, 2009 grant.

        In the event of termination for "Cause" (defined below), assuming a termination date of December 31, 2012, Mr. Slifka would have been entitled to receive the Accrued Obligations only. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (a) engaging in gross negligence or willful misconduct in the performance of duties, (b) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any of our material secret, confidential and/or proprietary information, knowledge or data), (c) being convicted of a crime involving fraud, dishonesty or moral turpitude or any felony, or (d) breaching any material provision of the employment agreement.

        If Mr. Slifka's employment agreement had not been renewed by our general partner effective January 1, 2012 and he did not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the then current term of his employment agreement, he would have been entitled to be paid a lump sum payment equal to 100% of his then base salary plus a proportionate amount of the then outstanding and unvested phantom units awarded to him under our LTIP on February 5, 2009 plus any Accrued Obligations. For purposes of the above table we have assumed that Mr. Slifka's employment agreement was due to be renewed as of December 31, 2012 and we used Mr. Slifka's current base salary.

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

        In the event of a change in control (defined below), Mr. Hollister's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Hollister 61,728 phantom units (without DERs) on February 5, 2009, 15,432 of which vested and were paid to Mr. Hollister in August 2009 and another 15,432 of which vested and were paid to Mr. Hollister in February 2011. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Hollister as of December 31, 2012. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2012, all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 automatically would become fully vested. Using the closing market price of $25.35 per unit at December 31, 2012, the fair value of the February 5, 2009 awarded phantom units would have been $782,402. Pursuant to Mr. Hollister's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2012 by our general partner for "Cause" (defined below) or by Mr. Hollister voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Hollister's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2012 by reason of Mr. Hollister's death or "Disability" (defined below), then following such termination Mr. Hollister (or his estate, if applicable) would have been entitled to the Accrued Obligations plus accelerated vesting of all outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009. Using the closing market price of $25.35 per unit at December 31, 2012, the fair value of the February 5, 2009 awarded phantom units would have been $782,402. Pursuant to Mr. Hollister's employment agreement, "Disability" means a physical or mental disability or impairment which renders Mr. Hollister unable, with or without reasonable accommodation, to perform the essential functions of his duties for a period of at least 90 consecutive days and, following the expiration of the initial 90-day period, a medical doctor or other appropriate health care provider, in either case selected solely by our general partner, has delivered an opinion to our general partner that such physical or mental disability or impairment is expected to continue for at least an additional 90 consecutive days.

        Assuming Mr. Hollister's employment had been terminated on December 31, 2012 by our general partner without Cause, or by Mr. Hollister for reasons constituting "Constructive Termination" (defined below), Mr. Hollister would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($1,156,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the applicable short-term incentive for the fiscal year 2011 ($675,000), for a total severance amount of $1,831,000. Such severance payment would be payable monthly in 24 equal installments. During such severance payment payout period, Mr. Hollister would remain eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans in accordance with our general partner's policies and on the same general basis as other employees. Additionally, in the absence of any Change in Control, all of the outstanding and unvested phantom units that were granted to Mr. Hollister on February 5, 2009 would automatically vest. Using the closing market price of $25.35 per unit at December 31, 2012, the fair value of the February 5, 2009 awarded phantom units would have been $782,402. Mr. Hollister's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Hollister as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Hollister's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Chief Operating Officer or Chief Financial Officer, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. Assuming a December 31, 2012 termination date, in the event Mr. Hollister elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance and benefits Mr. Hollister also would have been entitled to the accelerated vesting provisions described above.

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

(3)   Andrew Slifka

        The employment agreement between our general partner and Mr. Slifka provides, upon termination of his employment for any reason, that Mr. Slifka will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Slifka in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        Assuming Mr. Slifka's employment had been terminated on December 31, 2012 by our general partner for "Cause" (defined below) or by Mr. Slifka voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Slifka (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Slifka's employment agreement, "Cause" is defined as (i) engaging in gross negligence or willful misconduct in the performance of duties, (ii) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Partnership or any of its subsidiaries), (iii) being convicted of a crime involving fraud or moral turpitude or any felony, or (iv) an uncured breach of any material provision of the agreement.

        Assuming Mr. Slifka's employment had been terminated on December 31, 2012 by reason of Mr. Slifka's death or "Disability" (defined below), then following such termination Mr. Slifka (or his estate, if applicable) would have been entitled to (i) the Accrued Obligations, and (ii) the base salary then in effect ($425,000) as well as all the fringe benefits that Mr. Slifka was receiving as of December 31, 2012 through February 28, 2015. Furthermore, if Mr. Slifka's employment is terminated due to his Disability, our general partner shall pay an amount equal to the product of 75% and the sum of (i) the base salary in effect as of December 31, 2012 ($425,000); and (ii) the average of the aggregate bonuses and short-term cash incentive amounts awarded to Mr. Slifka pursuant to the agreement, if any, since March 1, 2012.

        Pursuant to Mr. Slifka's employment agreement, "Disability" is defined as a physical or mental condition which (a) renders Mr. Slifka, with or without reasonable accommodation, unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, results in Mr. Slifka receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of our general partner.

        Assuming Mr. Slifka's employment had been terminated on December 31, 2012 by our general partner without Cause, or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below), Mr. Slifka would have been entitled to receive a lump sum payment in an amount equal to the (i) base salary and fringe benefits that would have been payable to Mr. Slifka during the balance of the agreement, (ii) the aggregate bonus and short-term cash incentive amounts awarded to Mr. Slifka, if any, since March 1, 2012, and (iii) an additional lump sum amount equal to the product of 75% and the sum of (a) the base salary as in effect on December 31, 2012 ($425,000) and (b) the average of any bonuses and short-term cash incentive amounts awarded pursuant to the agreement, if any, since March 1, 2012. In addition, Mr. Slifka would be entitled to continue to receive any fringe benefits in effect on the date of such termination through the end of the term of his employment agreement.

        Mr. Slifka's employment agreement defines "Constructive Termination" as the termination of the agreement by Mr. Slifka as a result of any (i) substantial diminution, without his written consent, in Mr. Slifka's working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) any change in the reporting structure so that he no longer reports solely to the President and Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts, or (ii) an uncured material breach of the agreement by our general partner. Assuming a December 31, 2012 termination date, in the event that Mr. Slifka elected to terminate his employment for constructive termination, he must provide notice to our general partner of the existence of any of the conditions set forth in the immediately preceding sentence within 90 days of the initial existence of such condition(s), and our general partner must fail to remedy such condition(s) within 30 days of such notice. In no event shall the date of termination in connection with a constructive termination occur any later than one year following the initial existence of the condition(s) constituting a constructive termination under the employment agreement.

        If Mr. Slifka's employment agreement is not renewed by our general partner at the end of the applicable term, and Mr. Slifka does not continue to serve as an Executive Vice President of our general partner or President of the Alliance Gasoline Division of the Partnership following the expiration of the employment agreement pursuant to a different employment agreement with our general partner, our general partner shall pay Mr. Slifka in 12 equal monthly installments an amount equal to the greater of (a) the product of 75% and the sum of (i) the base salary in effect as of the end of the agreement; and (ii) the average of the aggregate bonuses and short-term cash incentive amounts awarded to Mr. Slifka pursuant to the agreement, if any, for the two calendar years immediately preceding the expiration of the agreement; and (b) the base salary in effect as of the end of the agreement.

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

        In the event of a change in control (defined below), Mr. Faneuil's employment agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Faneuil 48,501 phantom units (without DERs) on February 5, 2009, 12,125 of which vested and were paid to Mr. Faneuil in August 2009 and another 12,125 of which vested and were paid to Mr. Faneuil in February 2011. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2012. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2012, all outstanding and unvested phantom units and associated DERs that were granted to Mr. Faneuil on February 5, 2009 automatically would become fully vested. Using the closing market price of $25.35 per unit at December 31, 2011, the fair value of the February 5, 2009 awarded phantom units would have been $614,763. Pursuant to Mr. Faneuil's employment agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2012 (i) by our general partner for "Cause" (defined below), (ii) by Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) by reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of Mr. Faneuil's employment agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2012 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($752,000), plus (ii) if such termination had occurred within 12 months following a Change in Control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($275,000), for a total severance amount of $1,027,000. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. Mr. Faneuil's employment agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the employment agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the employment agreement, as amended or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice-President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of Mr. Faneuil's employment agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2012 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

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

        Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection with the employment agreement, as amended. Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement, as amended, between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Code and related regulations and Treasury pronouncements.

(5)   Charles A. Rudinsky

        Upon reaching normal retirement age, Mr. Rudinsky acquired a fully vested and nonforfeitable interest in his SERP benefit, which was paid out to him in 2012.

(6)   LTIP Awards

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

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2012 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, Supplemental Executive Retirement Agreements and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Plans are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2012

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka (2)	(1)	24	473,377	—
Thomas J. Hollister	(1)	5	111,970	—
Andrew P. Slifka	(1)	7	23,011	—
Andrew P. Slifka	(3)	12	201,603	—
Edward J. Faneuil	(1)	20	566,252	—
Edward J. Faneuil	(4)	n/a	158,883	—
Edward J. Faneuil	(5)	n/a	1,020,561	—
Edward J. Faneuil	(6)	n/a	1,020,561	—
Charles A. Rudinsky (7)	(1)	27	963,923	—
Charles A. Rudinsky (8)	(4)	n/a	—	377,318

(1)
Global Partners LP Pension Plan

(2)
Includes a supplemental benefit in connection with the freezing of benefits under the Global Partners LP Pension Plan

(3)
Global Montello Group Corp. Pension Plan

(4)
Supplemental Executive Retirement Agreement

(5)
Global Deferred Compensation Agreement

(6)
Alliance Deferred Compensation Agreement

(7)
From 1984 through 1988, Mr. Rudinsky was employed by National Petroleum Corporation, Inc. In 1988, a predecessor of ours acquired all of the outstanding capital stock of National Petroleum Corporation, Inc. and Mr. Rudinsky became an employee of said predecessor of ours. In connection with this acquisition, and for purposes of the Global Partners LP Pension Plan, Mr. Rudinsky was credited with four additional years of service for the period from 1984 through 1988.

(8)
Mr. Rudinsky received his Supplemental Executive Retirement Agreement benefit of $277,318 in 2012.

Global Partners LP Pension Plan

        Effective December 31, 2009, the Global Partners LP Pension Plan (the "Pension Plan") was amended to freeze participation in and benefit accruals under the Pension Plan. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, and (3) had been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Pension Plan were eligible to participate in the Pension Plan. An employee is fully vested in benefits under the Pension Plan after completing five years of service or upon termination due to death, disability or retirement after the first day of the month following the month in which the employee attains age 65. Certain employees are entitled to a supplemental benefit that vests over five years with 20% vesting on each December 31 beginning in 2010 and lasting through 2014. When an employee retires at age 65, the employee can elect to receive either a lump sum distribution or monthly benefit payments under the Pension Plan, in either case equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the Pension Plan. However, if an employee has completed less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

        The following table sets forth the estimated annual pension benefits payable upon retirement under the Global Partners LP Pension Plan formula to persons in the specified compensation and years of service classifications:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive 5-Year Average Compensation $	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
	$	$	$	$	$	$
125,000	6,676	13,353	20,029	26,706	33,382	40,058
150,000	8,447	16,894	25,342	33,789	42,236	50,683
175,000	10,218	20,436	30,654	40,872	51,090	61,308
200,000	11,989	23,978	35,967	47,956	59,945	71,933
225,000	13,760	27,519	41,279	55,039	68,799	82,558
245,000 and above	15,176	30,353	45,529	60,706	75,882	91,058

        Benefits under the formula are based upon the employee's highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, 50% of commissions, taxable fringe benefits, relocation allowances, transportation allowances, housing allowances, cash and distribution rights pursuant to any long-term incentive plan and any cash payable in lieu of group healthcare coverage. These estimated annual pension benefits do not include supplemental benefits, if any, to which the employee may be entitled.

GMG Pension Plan

        As a result of the Alliance Acquisition, effective as of March 1, 2012, sponsorship of Alliance Energy LLC Pension Plan was transferred to GMG, which is a part of our controlled group, and the name of the plan was changed to the Global Montello Group Corp. Pension Plan (the "GMG Pension Plan"). Effective May 15, 2012, the GMG Pension Plan was amended to freeze participation in and benefit accruals. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, (3) had been employed by GMG or a predecessor employer for one year prior to enrollment in the Pension Plan, (4) were not nonresident aliens, (5) had not become employees as a result of Code Section 410(b)(6)(C) transaction and (6) were not non-exempt gas station/c-store employees hired on or after January 1, 2007 or employees hired after September 30, 2009 were eligible to participate in the GMG Pension Plan. An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death, disability or retirement. When an employee retires at age 65, the employee can elect to receive a monthly annuity or an equivalent lump sum payment. The employee's benefit payable at retirement is equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the GMG Pension Plan. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

        The following table sets forth the estimated annual pension benefits payable upon retirement under the GMG Pension Plan formula to persons in the specified compensation and years of service classifications:

	Estimated Annual Pension for Representative Years of Credited Service
Highest Consecutive 5-Year Average Compensation $	5 Years	10 Years	15 Years	20 Years	25 Years	30 Years & Over
	$	$	$	$	$	$
125,000	6,676	13,353	20,029	26,706	33,382	40,058
150,000	8,447	16,894	25,342	33,789	42,236	50,683
175,000	10,218	20,436	30,654	40,872	51,090	61,308
200,000	11,989	23,978	35,967	47,956	59,945	71,933
225,000	13,760	27,519	41,279	55,039	68,799	82,558
245,000 and above	15,176	30,353	45,529	60,706	75,882	91,058

        Benefits under the GMG Pension Plan formula are based upon the employee's highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, 50% of commissions, deferred compensation, employee benefits, moving expenses, transportation allowance, salary continuation and non-cash remuneration.

Supplemental Executive Retirement Agreements

        For a description of the benefits provided to Messrs. Faneuil and Rudinsky pursuant to their SERP Agreements, please see "Employment and Related Agreements—Supplemental Executive Retirement Agreements."

Global and Alliance Deferred Compensation Agreements

        For a description of the deferred compensation arrangements provided to Mr. Faneuil pursuant to the Global Deferred Compensation Plan and the Alliance Deferred Compensation Plan, please see "Employment and Related Agreements—Deferred Compensation Agreements."

Global Partners 401(k) Savings and Profit Sharing

        The 401(k) Savings and Profit Sharing Plan (the "401(k) Plan") permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. During calendar years 2010, 2011 and 2012, our general partner was permitted to make a discretionary matching contribution to the 401(k) plan for each eligible employee. Effective January 1, 2013, our general partner amended the 401(k) Plan to remove the discretionary matching contributions and provide instead for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. All employees are eligible to participate in the 401(k) Plan other than employees who (1) are not yet 21 years of age, (2) are covered by a collective bargaining agreement that does not provide for employees to be covered by the 401 (k) Plan, (3) have not been employed by our predecessor, our general partner or one of our operating subsidiaries for at least six months or (4) are nonresident aliens. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

GMG 401(k) Savings and Profit Sharing

        As a result of the Alliance Acquisition, effective as of March 1, 2012, sponsorship of Alliance Energy LLC 401(k) Savings and Profit Sharing Plan was transferred to GMG, which is a part of our controlled group, and the name of the Plan was changed to the Global Montello Group Corp 401(k) Savings and Profit Sharing Plan (the "GMG 401(k) Plan"). The GMG 401(k) Plan permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable limitations under the Code. The GMG 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligbile compensation. Prior to January 1, 2013 all employees were eligible to participate in the GMG 401(k) Plan Plan other than employees who (1) were not yet 21 years of age, (2) were covered by a collective bargaining agreement that does not provide for employees to be covered by the GMG 401 (k) Plan, (3) had not been employed by GMG or a predecessor employer for at least six months or (4) were nonresident aliens. Effective as of January 1, 2013 the GMG 401(k) Plan was amended to require employees to have been employed by GMG or a predecessor employer for at least twelve months prior to enrollment in the GMG 401(k) Plan. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted by the cost of living index. Participants in the plan are always fully vested in any matching contributions under the plan; however, additional discretionary contributions may be subject to a six year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that contributions, if any, will be deductible when made.

Compensation of Directors

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2012, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Alfred Slifka	60,000	60,000
Richard Slifka	61,000	61,000
Eric Slifka(1)	—	—
Andrew Slifka(1)	—	—
Thomas J. Hollister(1)	—	—
Robert J. McCool	76,000	76,000
David McKown	74,000	74,000
Kenneth I. Watchmaker	83,500	83,500

(1)
Messrs. Eric Slifka, Andrew Slifka and Hollister, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

        None of our non-employee directors received or held options or other unit awards in 2012. Employees of our general partner who also serve as directors do not receive additional compensation. In 2011, directors who are not employees of our general partner (1) received: (a) $50,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2012, the chair of the audit committee received an additional $7,500.

        Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2012, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka serves as the Chairman of the board of directors and, until March 1, 2012, was an employee of Alliance Energy LLC, which was a related party to (and customer of) the Partnership. Mr. Richard Slifka serves as Vice Chairman of our general partner's board of directors and, until March 1, 2012, was the Treasurer and an employee of Alliance Energy LLC. Effective March 1, 2012, Messrs. Alfred and Richard Slifka became employees of Global Petroleum Corp., which is a related party to the Partnership. Prior to March 1, 2012 Mr. Eric Slifka and Mr. Andrew Slifka, who serve as directors of our general partner, each served as a director of Alliance Energy LLC. Until March 1, 2012, Mr. Andrew Slifka was the President and an employee of Alliance Energy LLC.

Compensation Committee Report

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

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 12, 2013 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
AE Holdings Corp. (2)	5,850,000	21.3%
Kayne Anderson Capital Advisors L.P. (3)	4,042,076	14.7%
Richard A. Kayne (3)	4,042,076	14.7%
OppenheimerFunds, Inc. (4)	2,394,118	8.7%
Montello Oil Corporation (5)	2,348,078	8.6%
Global Petroleum Corp. (6)	1,725,463	6.3%
SteelPath Fund Advisors, LLC (7)	1,451,425	5.3%
Gabriel Hammond (7)	1,451,425	5.3%
Stuart Cartner (7)	1,451,425	5.3%
Larea Holdings LLC (8)	564,984	2.1%
Larea Holdings II LLC (9)	282,492	1.0%
Chelsea Terminal Limited Partnership (10)	120,356	*
Global GP LLC (11)	119,915	*
Sandwich Terminal, L.L.C. (12)	8,475	*
Alfred A. Slifka (2)(5)(6)(10)(11)(12)(13)	10,222,397	37.3%
Richard Slifka (2)(5)(6)(9)(10)(11)(12)(13)	10,504,786	38.3%
Eric Slifka (8)(14)	731,220	2.7%
Andrew Slifka (9)	89,131	*
Thomas J. Hollister	40,084	*
Edward J. Faneuil	34,394	*
Charles A. Rudinsky	13,698	*
Robert J. McCool	11,227	*
Kenneth I. Watchmaker	5,927	*
David K. McKown	2,427	*
All directors and executive officers as a group (10 persons)	11,483,004	41.9%

*
Less than 1%

(1)
The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, (iii) SteelPath Fund Advisors, LLC, (iv) Gabriel Hammond, (v) Stuart Cartner, and (vi) Oppenheimer Funds, Inc. is P.O. Box 9161, 800 South Street, Suite 200, Waltham, Massachusetts 02454-9161.

(2)
AE Holdings Corp. owns 5,850,000, or 21.3%, of the common units of Global Partners LP. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own the units owned by AE Holdings Corp.

(3)
According to a Schedule 13G/A filed on January 10, 2013, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 4,042,076 common units, representing 14.74% of the common units then outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Second Floor, Los Angeles, California 90067.

(4)
According to a Schedule 13G filed on February 14, 2013, OppenheimerFunds, Inc. beneficially owned 2,394,118 common units, representing 8.73% of the common units then outstanding. The address for OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(5)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.

(6)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(7)
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

(8)
Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of Alfred A. Slifka.

(9)
Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC. Richard Slifka's son, Andrew Slifka, is a one-third owner of Larea Holdings II LLC. Because Andrew Slifka does not share voting and investment power with respect to the units owned by Larea Holdings II LLC, he is not deemed to beneficially own such units.

(10)
Alfred A. Slifka and Richard Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(11)
Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees, and meeting obligations under existing employment agreements with the officers of our general partner. Alfred A. Slifka and Richard Slifka control Global GP LLC, and thus may be deemed to beneficially own the units owned by Global GP LLC.

(12)
Alfred A. Slifka and Richard Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(13)
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

(14)
Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC.

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and right	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	4,300,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	4,300,000

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

        As of March 12, 2013, affiliates of our general partner, including directors and executive officers of our general partner, owned 11,483,004 common units representing 49.1% of the limited partner interests in us. In addition, our general partner owns a 0.83% general partner interest in us.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions of 99.17% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 11,483,004 common units and 0.83% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.83% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $0.4 million on the 0.83% general partner interest and $21.2 million on their common units.

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

Noncompetition

        Pursuant to the omnibus agreement and the business opportunity agreement each of Alfred A. Slifka, and Richard Slifka agreed, and pursuant to his employment agreement with our general partner each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation (other than transportation by truck) of refined petroleum products, crude oil, natural gas, ethanol, propane and/or biofuels; (2) the storage of refined petroleum products, crude oil, natural gas, ethanol, propane, biofuels and/or asphalt or asphalt products in connection with any of the activities described in (1); and (3) such other businesses in which we are engaged or, to their individual knowledge, we have commenced efforts to become engaged. Pursuant to the omnibus agreement, each of Alfred A. Slifka's and Richard Slifka's noncompetition obligations survive for so long as Alfred A. Slifka, Richard Slifka, Eric Slifka and/or any of their respective affiliates, individually or as part of a group, control our general partner. Pursuant to each of Eric Slifka's and Andrew Slifka's employment agreements with our general partner, their noncompetition obligations survive for one year following the termination of each of their employment.

        In addition, Eric Slifka's and Andrew Slifka's employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision and a nonsolicitation provision, which generally will continue for two years and for one year, respectively, following Eric Slifka's and Andrew Slifka's termination of employment.

Shared Services Agreements

        We are party to a shared services agreement with Global Petroleum Corp. and, until March 2012 we were party to a shared services agreement with Alliance Energy LLC. We believe the terms of these agreements are or were at least as favorable as could have been obtained from unaffiliated third parties. Under these agreements, we provide Global Petroleum Corp. and we provided Alliance Energy LLC with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance Energy LLC, as applicable, pay or paid us an amount based upon the cost associated with the provision of such services. In addition, Global Petroleum Corp. provides us with certain terminal, environmental and operational support services, for which we pay a fee based on an agreed assessment of the cost associated with provision of such services. Through March 1, 2012, when we acquired all of the membership interests in Alliance Energy LLC, Alliance Energy LLC also provided us with certain support services for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. With respect to the shared services agreements, we paid to Global Petroleum Corp. a total of $96,000, $96,000 and $87,000 and received from Alliance Energy LLC a total of $31,000, $187,000 and $196,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The agreement with Global Petroleum Corp. is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time after January 1, 2009. As of December 31, 2012, no such notice of termination was given by either party.

        In March 2012, following the closing of our acquisition of all of the membership interests in Alliance Energy LLC, (a) our shared services agreement with Alliance Energy LLC was terminated, (b) our shared services agreement with Global Petroleum Corp. was amended to include the services provided by Global Petroleum Corp. to Alliance Energy LLC, and (c) we entered into a shared services agreement with AE Holdings Corp. pursuant to which we provide AE Holdings Corp. with certain tax, accounting, treasury and legal support services for which AE Holdings Corp. pays us $15,000 per year. We believe the terms of the AE Holdings Corp. agreement is at least as favorable as could have been obtained from unaffiliated third parties. The agreement with AE Holdings Corp. is for an indefinite term and AE Holdings Corp. may terminate its receipt of some or all of the services upon 180 days' notice.

Management Agreements

        In connection with the acquisition of retail gasoline stations and supply rights (collectively, the "Facilities") from ExxonMobil in 2010, Global Companies LLC and Global Montello Group Corp. were parties to facilities management agreements with Alliance Energy LLC. We believe the terms of these agreements were at least as favorable as could have been obtained from unaffiliated third parties. In March 2012, following the closing of our acquisition of Alliance Energy LLC, the management agreements were terminated.

        Pursuant to the management agreements, Alliance Energy LLC supervised and directed the day-to-day management and operations of the Facilities for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Global Companies LLC and Global Montello Group Corp. shared in paying the annual management fees consistent with their ownership of the assets acquired pursuant to the purchase agreement. Alliance Energy LLC managed the operations of the Facilities in accordance with annual budgets approved by Global Companies LLC and Global Montello Group Corp., respectively. Global Companies LLC and Global Montello Group Corp. were responsible for the salaries of the employees directly employed to manage and operate the Facilities and for a portion of the salaries of certain administrative personnel of Alliance Energy LLC as approved by Global Companies LLC and/or Global Montello Group Corp. in accordance with the management agreements and the approved annual budgets. All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees were the responsibility of Alliance Energy LLC. Pursuant to the management agreements, Alliance Energy LLC was required to indemnify Global Companies LLC and Global Montello Group Corp. from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance Energy LLC's performance of its responsibilities under the management agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance Energy LLC of any provision of the management agreements. Alliance Energy LLC's aggregate liability was capped at $5.0 million, over and above the utilization of any and all insurance proceeds. Collectively, Global Companies LLC and Global Montello Group Corp. paid to Alliance Energy LLC a total management fee and overhead reimbursement of $0.7 million, $4.2 million and $1.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Throughput Agreement with Global Petroleum Corp.

        We have an exclusive throughput agreement with Global Petroleum Corp. with respect to the Revere terminal in Revere, Massachusetts. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. We retain the title to all our products stored at this terminal. The term of this agreement ends July 31, 2014. The agreement automatically renews annually unless it is terminated by either party by giving 90 days' notice. We pay a monthly fee to Global Petroleum Corp., which is adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $8.9 million, $8.7 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we will have a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

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

        Prior to the closing of our acquisition of Alliance Energy LLC, Alliance Energy LLC was wholly owned by AE Holdings Corp., which is approximately 95% owned by members of the Slifka family. Under a shared services agreement, Messrs. Eric Slifka, Hollister, Faneuil and Rudinsky also spent a portion of their time providing services to Alliance Energy LLC. Under a new shared services agreement, Messrs. Eric Slifka, Faneuil and Rudinsky spend a portion of their time providing services to AE Holdings Corp. Alfred A. Slifka and Richard Slifka share voting and investment power with respect to AE Holdings Corp. and therefore may be deemed to beneficially own the units owned by AE Holdings Corp. Please read "—Shared Services Agreements."

        Prior to the acquisition of Alliance Energy LLC, we sold refined petroleum products and renewable fuels to Alliance Energy LLC at prevailing market prices at the time of delivery. Sales to Alliance Energy LLC were approximately $40.6 million, $187.1 million and $20.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sales for the years ended December 31, 2012 and 2011 include sales of Mobil-branded fuel to Alliance Energy LLC pursuant to the Franchise Agreement with Alliance Energy LLC, net of rebates under the Volume Incentive Program Agreement. Please read "—Sub-Jobber Agreements."

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

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2012 and 2011 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2012	2011
Audit Fees (1)	$2,740	$1,590
Audit-Related Fees	32	32
Tax Fees (2)	916	1,132

Total	$3,688	$2,754

(1)
Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2012 and 2011. Fees for 2012 include audits performed as part of the S-3 and S-8 filings and audits performed in connection with our acquisitions. Fees for 2011 included audits performed as part of the filing of Form S-3 and related amendment and prospectus supplement filings.

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

  (b)
  The following documents are filed as Exhibits to this report:

2.1	**	—	Contribution Agreement dated November 21, 2011, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 23, 2011).
2.2		—	Exhibit A to Contribution Agreement (Exhibit 2.1), Determination of the Cash Adjustment (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 23, 2011).
2.3	**	—
Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 20, 2013).
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
4.3		—
Indenture, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 21, 2013).
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

10.2		—	Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).
10.3		—
Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).
10.4	^	—
Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.5	^	—
Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.6		—
Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).
10.7	^	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.8	^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.9	^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.10		—
Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.11	^	—
Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.12	^	—
Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2009).
10.13	^	—
Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2009).
10.14	^	—
Amended and Restated Deferred Compensation Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 7, 2009).
10.15	^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.16	^	—
First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).

10.17	^	—	Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2009).
10.18	^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 13, 2009).
10.19	^	—
Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 13, 2009).
10.20	^	—
Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.21	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.22	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
10.23		—
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
10.24		—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.25		—
Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).
10.26		—
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
10.27		—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).

10.28		—	Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.29	^	—
Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.30	††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.31		—
Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).
10.32		—
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
10.33	^	—
Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).
10.34	^	—
Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).
10.35		—
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
10.36		—
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

10.37		—	Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.38	^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).
10.39	^*	—
Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).
10.40		—
First Amendment to Amended and Restated Services Agreement, dated as of July 24, 2006, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp. and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2012).
10.41		—
Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).
10.42		—
Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).
10.43	^	—
General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).
10.44		—
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
10.45		—
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
10.46		—
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

10.47		—	Second Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated November 14, 2012, among Global Petroleum Corp., Global Companies LLC, Glen Hes and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2012).
10.48		—
Eighth Amendment and Joinder to Amended and Restated Credit Agreement and Amendment to Security Agreement, dated as of November 16, 2012, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2012).
10.49		—
Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2012).
10.50		—
Note Purchase Agreement, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2013).
21.1	*	—	List of Subsidiaries of Global Partners LP.
23.1	*	—	Consent of Ernst & Young LLP.
31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101	*	—
The following financial information from Global Partner's LP's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Partners' Equity and (vi) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 15, 2013		By:	/s/ ERIC SLIFKA
Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2013.

Signature	Title

/s/ ERIC SLIFKA Eric Slifka	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS J. HOLLISTER Thomas J. Hollister	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ CHARLES A. RUDINSKY Charles A. Rudinsky	Executive Vice President, Chief Accounting Officer and Co-Director of Mergers and Acquisitions (Principal Accounting Officer)
/s/ ANDREW SLIFKA Andrew Slifka	Executive Vice President, President, Alliance Gasoline Division
/s/ ALFRED A. SLIFKA Alfred A. Slifka	Chairman
/s/ RICHARD SLIFKA Richard Slifka	Vice Chairman
/s/ DAVID K. MCKOWN David K. McKown	Director
/s/ ROBERT J. MCCOOL Robert J. McCool	Director
/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 15, 2013

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,977	$4,328
Accounts receivable (less allowance of $4,732 and $4,375 as of December 31, 2012 and 2011, respectively)	696,762	621,670
Accounts receivable—affiliates	1,307	1,776
Inventories	634,667	664,144
Brokerage margin deposits	54,726	43,935
Fair value of forward fixed price contracts	48,062	23,224
Prepaid expenses and other current assets	65,432	61,561

Total current assets	1,506,933	1,420,638
Property and equipment, net	712,322	408,850
Goodwill	32,326	—
Intangible assets, net	60,822	36,710
Other assets	17,349	10,427

Total assets	$2,329,752	$1,876,625

Liabilities and partners' equity
Current liabilities:
Accounts payable	$759,698	$575,776
Working capital revolving credit facility—current portion	83,746	62,805
Environmental liabilities—current portion	4,341	2,936
Trustee taxes payable	91,494	76,523
Accrued expenses and other current liabilities	71,442	41,307
Obligations on forward fixed price contracts	34,474	19,481

Total current liabilities	1,045,195	778,828
Working capital revolving credit facility—less current portion	340,754	526,095
Revolving credit facility	422,000	205,000
Environmental liabilities—less current portion	39,831	27,303
Other long-term liabilities	45,511	24,110

Total liabilities	1,893,291	1,561,336
Commitments and contingencies (see Note 13)	—	—
Partners' equity
Common unitholders (27,430,563 units issued and 27,310,648 outstanding at December 31, 2012 and 21,580,563 units issued and 21,561,931 outstanding at December 31, 2011)	456,538	336,103
General partner interest (0.83% and 1.06% interest with 230,303 equivalent units outstanding at December 31, 2012 and December 31, 2011, respectively)	(407)	(319)
Accumulated other comprehensive loss	(19,670)	(20,495)

Total partners' equity	436,461	315,289

Total liabilities and partners' equity	$2,329,752	$1,876,625

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2012	2011	2010
Sales	$17,625,997	$14,835,729	$7,801,559
Cost of sales	17,292,509	14,626,131	7,634,841

Gross profit	333,488	209,598	166,718
Costs and operating expenses:
Selling, general and administrative expenses	101,463	78,605	66,063
Operating expenses	140,413	73,534	47,781
Restructuring charges	—	2,030	—
Amortization expense	7,024	4,800	3,526

Total costs and operating expenses	248,900	158,969	117,370

Operating income	84,588	50,629	49,348
Interest expense	(36,268)	(31,209)	(22,310)

Income before income tax expense	48,320	19,420	27,038
Income tax expense	(1,577)	(68)	—

Net income	46,743	19,352	27,038
Less: General partner's interest in net income, including incentive distribution rights	(1,212)	(684)	(677)

Limited partners' interest in net income	$45,531	$18,668	$26,361

Basic net income per limited partner unit	$1.73	$0.88	$1.61

Diluted net income per limited partner unit	$1.71	$0.87	$1.59

Basic weighted average limited partner units outstanding	26,393	21,280	16,346

Diluted weighted average limited partner units outstanding	26,567	21,474	16,597

Distributions per limited partner unit	$2.06	$2.00	$1.96

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income	$46,743	$19,352	$27,038
Other comprehensive income:
Change in fair value of cash flow hedges	2,591	(4,039)	(6,371)
Change in pension liability	(1,766)	(2,694)	(424)

Total other comprehensive income (loss)	825	(6,733)	(6,795)

Total comprehensive income	$47,568	$12,619	$20,243

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$46,743	$19,352	$27,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,458	30,359	20,082
Amortization of deferred financing fees	5,753	4,723	3,007
Bad debt expense	869	1,860	1,060
Stock-based compensation expense	6	361	228
Curtailment gain	(469)	—	—
Deferred income taxes	1,217	—	1,562
Disposition of property and equipment and other	627	222	(5)
Changes in operating assets and liabilities, excluding assets acquired:
Accounts receivable	(57,160)	(70,464)	(218,214)
Accounts receivable—affiliate	469	(546)	335
Inventories	40,898	(77,313)	(120,908)
Broker margin deposits	(10,791)	(28,434)	2,558
Prepaid expenses, all other current assets and other assets	(8,449)	(29,520)	(12,077)
Accounts payable	146,947	132,307	200,020
Income taxes payable	—	—	(461)
Trustee taxes payable	5,002	6,695	28,344
Change in fair value of forward fixed price contracts	(9,845)	(10,958)	(10,810)
Accrued expenses, all other current liabilities and other long-term liabilities	25,177	3,999	(8,953)

Net cash provided by (used in) operating activities	232,452	(17,357)	(87,194)
Cash flows from investing activities
Acquisitions	(188,748)	—	(248,359)
Capital expenditures	(44,872)	(15,957)	(14,687)
Proceeds from sale of property and equipment	7,132	2,588	49

Net cash used in investing activities	(226,488)	(13,369)	(262,997)
Cash flows from financing activities
Proceeds from public offerings, net	—	69,626	132,240
(Payments on) borrowings from working capital revolving credit facility	(164,400)	102,200	24,100
Borrowings from (payments on) revolving credit facility	217,000	(95,000)	228,800
Repurchase of common units	(2,152)	(658)	(882)
Repurchased units withheld for tax obligations	(96)	(675)	(404)
Distributions to partners	(54,667)	(42,800)	(31,964)

Net cash (used in) provided by financing activities	(4,315)	32,693	351,890
Cash and cash equivalents
Increase in cash and cash equivalents	1,649	1,967	1,699
Cash and cash equivalents at beginning of year	4,328	2,361	662

Cash and cash equivalents at end of year	$5,977	$4,328	$2,361

Supplemental information:
Cash paid during the year for interest	$36,356	$31,496	$22,048

Cash paid during the year for income taxes	$919	$6	$1,748

Non-cash conversion of subordinated unitholders	$—	$1,623	$—

Non-cash investing activities (see Note 21)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance December 31, 2009	$165,129	$(713)	$(29)	$(6,967)	$157,420
Proceeds from public offerings, net	132,240	—	—	—	132,240
Net income	16,225	10,136	677	—	27,038
Other comprehensive income	—	—	—	(6,795)	(6,795)
Stock-based compensation	228	—	—	—	228
Distributions to partners	(20,204)	(11,046)	(714)	—	(31,964)
Phantom unit dividends	(65)	—	—	—	(65)
Repurchase of common units	(882)	—	—	—	(882)
Repurchased units withheld for tax obligations	(404)	—	—	—	(404)

Balance December 31, 2010	292,267	(1,623)	(66)	(13,762)	276,816
Conversion of subordinated units to common units	(1,623)	1,623	—	—	—
Proceeds from public offering, net	69,626	—	—	—	69,626
Net income	18,668	—	684	—	19,352
Other comprehensive income	—	—	—	(6,733)	(6,733)
Stock-based compensation	361	—	—	—	361
Distributions to partners	(41,863)	—	(937)	—	(42,800)
Repurchase of common units	(658)	—	—	—	(658)
Repurchased units withheld for tax obligations	(675)	—	—	—	(675)

Balance December 31, 2011	336,103	—	(319)	(20,495)	315,289
Issuance of common units in connection with the acquisition of Alliance	130,513	—	—	—	130,513
Net income	45,531	—	1,212	—	46,743
Other comprehensive income	—	—	—	825	825
Stock-based compensation	6	—	—	—	6
Distributions to partners	(53,514)	—	(1,300)	—	(54,814)
Phantom unit dividends	147	—	—	—	147
Repurchase of common units	(2,152)	—	—	—	(2,152)
Repurchased units withheld for tax obligations	(96)	—	—	—	(96)

Balance at December 31, 2012	$456,538	$—	$(407)	$(19,670)	$436,461

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

        Global Partners LP (the "Partnership") is a publicly traded Delaware master limited partnership formed in March 2005. As of December 31, 2012, the Partnership had the following wholly owned subsidiaries: Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. ("GMG"), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp. and Global Energy Marketing II LLC. Global GP LLC, the Partnership's general partner (the "General Partner") manages the Partnership's operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

        The Partnership is a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting Bakken and Canadian crude oil and other products via rail, establishing a "virtual pipeline" from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership is a major multi-brand gasoline distributor and has a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast. The Partnership is also a distributor of natural gas.

        On March 1, 2012, the Partnership acquired from AE Holdings Corp. ("AE Holdings") 100% of the outstanding membership interests in Alliance Energy LLC ("Alliance") (see Note 3). Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family. No member of the Slifka family owned a controlling interest in AE Holdings, nor currently owns a controlling interest in the General Partner. Three independent directors of the General Partner's board of directors serve on a conflicts committee. The conflicts committee unanimously approved the Alliance acquisition and received advice from its independent counsel and independent financial adviser.

        The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family and manages the Partnership's operations and activities and employs its officers and all of its personnel, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG. As of December 31, 2012, affiliates of the General Partner, including its directors and executive officers, owned 11,483,004 common units, representing a 41.9% limited partner interest.

Recent Developments

  Acquisition of Cascade Kelly

        On February 15, 2013, and pursuant to the Membership Interest Purchase Agreement dated as of January 22, 2013 between the Partnership and JH Kelly Holdings LLC, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC ("Cascade Kelly"), which owns a West Coast crude oil and ethanol facility near Portland, Oregon. The total purchase price was approximately $95.0 million which the Partnership funded with borrowings under its credit facility and with proceeds

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Organization and Basis of Presentation (continued)

from the issuance of the Partnership's unsecured 8.00% senior notes due 2018. The transaction includes a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast. Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens. The Partnership will account for this transaction as a business combination.

  Acquisition of Basin Transload

        On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload LLC ("Basin Transload"), which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, with a combined rail loading capacity of 160,000 barrels per day. The purchase price, which is subject to purchase adjustments, was approximately $85.0 million which the Partnership financed with borrowings under its credit facility. The Partnership will account for this transaction as a business combination.

  Phillips 66

        On January 1, 2013, the Partnership signed a five-year contract with Phillips 66 under which the Partnership will use its storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region of North Dakota to Phillips 66's Bayway, New Jersey refinery. The terms of the contract include a take-or-pay commitment from Phillips 66 to receive approximately 91 million barrels of crude oil over the contract term. The majority of the crude oil is expected to be transloaded at Basin Transload's Columbus, North Dakota rail facility (see above). The crude oil will be transported on Canadian Pacific's rail network from the Bakken directly to the Partnership's terminal in Albany, New York and then shipped by barge to Phillips 66's refinery.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        The financial results of Alliance for the ten months ended December 31, 2012 are included in the accompanying statements of income for the year ended December 31, 2012. The accompanying consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Reclassification

        Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) mark-to-market gains and losses on derivative instruments, (iii) accruals and contingent liabilities and (iv) allowance for doubtful accounts. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

        The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents, including broker margin accounts, approximates fair value.

Accounts Receivable

        The Partnership's accounts receivable primarily result from sales of refined petroleum products, renewable fuels, crude oil and natural gas to its customers. The majority of the Partnership's accounts receivable relates to its petroleum marketing and crude oil activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2012 and 2011, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

Inventories

        Except for its convenience store inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts. These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis. Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory is valued using the lower of cost, as determined by specific identification, or market. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.

        Inventories consisted of the following at December 31 (in thousands):

	2012	2011
Distillates: home heating oil, diesel and kerosene	$235,029	$393,137
Gasoline	144,269	154,303
Gasoline blendstocks	139,316	57,970
Residual oil and crude oil	109,423	56,121
Convenience store inventory	6,630	2,613

Total	$634,667	$664,144

        In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $120.9 million and $65.3 million at December 31, 2012 and December 31, 2011, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $139.5 million and $58.2 million at December 31, 2012 and December 31, 2011, respectively. Exchange transactions are valued using current inventory levels.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized. Depreciation is charged to cost of sales and selling, general and administrative expenses over the estimated useful lives of the applicable assets, using straight-line methods, and accelerated methods are used for income tax purposes. When applicable, the Partnership capitalizes interest on qualified long-term projects and depreciates it over the life of the related asset. The estimated useful lives are as follows:

Buildings, docks, terminal facilities and improvements	15-25 years
Gasoline stations	25 years
Gasoline station equipment	7 years
Fixtures, equipment and automobiles	3-7 years

        The Partnership capitalizes certain costs, including internal payroll and external direct project costs incurred in connection with developing or obtaining software designated for internal use. These costs are included in property and equipment and are amortized over the estimated useful lives of the related software.

Intangibles

        Intangibles are carried at cost less accumulated amortization. For assets with determinable useful lives, amortization is computed over the estimated economic useful lives of the respective intangible assets, ranging from 2 to 20 years.

Impairment Long-Lived Assets

        The Partnership's long-lived assets include property and equipment and intangible assets. Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value. There were no indicators of impairment in 2012, 2011 and 2010.

Goodwill

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. All of the Partnership's goodwill is allocated to the Gasoline Distribution and Station Operations reporting unit. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment test first includes a qualitative assessment in order to conclude if it is more likely than not that the reporting unit's fair value exceeds its carrying value. If necessary, the Partnership will then complete a two-step quantitative assessment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        Factors included in the quantitative assessment include both macro-economic conditions and industry specific conditions. For the quantitative assessment, the reporting unit's fair value is estimated using a weighted average of a discounted cash flow approach and a market comparables approach. In the quantitative assessment, the Partnership compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds the fair value, then the second step must be performed to determine the implied fair value of the reporting unit. If the carrying value exceeds the implied fair value then the Partnership would record an impairment loss equal to the difference. During 2012, the Partnership completed a step one quantitative assessment and no such impairment was identified.

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

Asset Retirement Obligations

        The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks ("USTs") that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership's retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset.

Leases

        The Partnership leases office space, computer equipment and railcars through various lease arrangements with various expiration dates. The Partnership is a party to terminal and throughput lease arrangements with certain counter parties at various unrelated oil terminals. In addition, the Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        The Partnership also leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates.

        Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Lease rental expense is recognized on a straight-line basis over the term of the lease.

Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil and natural gas and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. The Partnership also recognizes convenience store sales of gasoline, grocery and other merchandise and commissions on lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight-line basis over the term of the lease.

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

        The Partnership collects trustee taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. As such, it is the Partnership's policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities.

Income Taxes

        Section 7704 of the Internal Revenue Code provides that publicly-traded partnerships are, as a general rule, taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists under Section 7704(c) with respect to publicly-traded partnerships of which 90% or more of the gross income for every taxable year consists of "qualifying income." Qualifying income includes income and gains derived from the transportation, storage and marketing of refined petroleum products and crude oil to resellers and refiners. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        Substantially all of the Partnership's income is "qualifying income" for federal income tax purposes and, therefore, is not subject to federal income taxes at the partnership level. Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership's financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership's agreement of limited partnership. Individual unitholders have different investment basis depending upon the timing and price at which they acquired their Partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, differs from the accounting followed in the Partnership's consolidated financial statements. Accordingly, the aggregate difference in the basis of the Partnership's net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder's tax attributes in the Partnership is not available to the Partnership.

        One of the Partnership's wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG for the years ended December 31, 2012, 2011 and 2010. The after-tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 5.

Foreign Currency Transactions

        Gains realized from transactions denominated in foreign currencies are included in cost of sales in the consolidated statement of income and totaled $145,000 for the year ended December 31, 2012. No gains or losses were recognized for the years ended December 31, 2011 and 2010.

Concentration of Risk

        Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership's large customer base. Losses have historically been within management's expectations. See Note 4 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        The Partnership's wholesale and commercial customers of refined petroleum products, renewable fuels, crude oil and natural gas are primarily located in the Northeast. The Partnership's retail gasoline stations are located in Massachusetts, Connecticut, New Hampshire, Rhode Island, New Jersey, New York, Pennsylvania, Maine and Vermont.

        Due to the nature of the Partnership's business and its customers' reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline and gasoline blendstocks that the Partnership distributes. Therefore, the Partnership's volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year. In addition, as demand for some of the Partnership's refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in significant fluctuations in the Partnership's quarterly operating results.

        The following table presents the Partnership's product sales as a percentage of total sales for the years ended December 31:

	2012	2011	2010
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	68%	68%	60%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	32%	32%	40%

Total	100%	100%	100%

        The Partnership is dependent on a number of suppliers of fuel-related products, both domestically and internationally. The Partnership is dependent on the suppliers being able to source product on a timely basis and at favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Partnership, at least in the near term. The Partnership believes that its relationships with its suppliers are satisfactory and that the loss of any principal supplier could be replaced by new or existing suppliers.

Derivative Financial Instruments

        Accounting and reporting guidance for derivative instruments and hedging activities requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met. The Partnership principally uses derivative instruments to hedge the commodity risk associated with its inventory and product purchases and sales and to hedge variable interest rates associated with the Partnership's credit facilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

  Fair Value Hedges

        The Partnership enters into futures contracts in the normal course of business to reduce the risk of loss of inventory value, which could result from fluctuations in market prices. These futures contracts are designated as fair value hedges against the inventory with specific futures contracts matched to specific barrels of inventory. As a result of the Partnership's hedge designation on these transactions, the futures contracts are recorded on the Partnership's consolidated balance sheet and marked to market through the use of independent markets based on the prevailing market prices of such instruments at the date of valuation. Likewise, the underlying inventory being hedged is also marked to market. Changes in the fair value of the futures contracts, as well as the change in the fair value of the hedged inventory, are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

  Cash Flow Hedges

        The Partnership utilizes various interest rate derivative instruments to hedge variable interest rate on its debt. These derivative instruments are designated as cash flow hedges of the underlying debt. To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income (loss) and reclassified into interest expense or interest income in the same period during which the hedged transaction affects earnings.

        In September 2008, the Partnership executed a zero premium interest rate collar with a major financial institution. The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the working capital revolving credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

        In October 2009, the Partnership executed an interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the revolving credit facility at a fixed rate of 3.93%.

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

  Other Derivative Activity

        The Partnership uses futures contracts, and occasionally swap agreements, to hedge its commodity exposure under forward fixed price purchase and sale commitments on its products. These derivatives are not designated by the Partnership as either fair value hedges or cash flow hedges. Rather, the forward fixed price purchase and sales commitments, which meet the definition of a derivative, are reflected in the Partnership's consolidated balance sheet. The related futures contracts (and swaps, if applicable) are also reflected in the Partnership's consolidated balance sheet, thereby creating an economic hedge. Changes in the fair value of the futures contracts (and swaps, if applicable), as well as offsetting gains or losses due to the change in the fair value of forward fixed price purchase and sale commitments, are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, maintaining a constant presence in the marketplace, and managing the futures market outlook for future anticipated inventories, which are necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time. Any derivatives not involved in a direct hedging activity are marked to market and recognized in the consolidated statement of income through cost of sales.

        The Partnership also markets and sells natural gas by entering into forward purchase commitments for natural gas when it enters into arrangements for the forward sale commitment of product for physical delivery to third-party users. The Partnership reflects the fair value of forward fixed purchase and sales commitments in its consolidated balance sheet. Changes in the fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of income through cost of sales.

        During the year ended December 31, 2012, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases. These forward contracts are not designated and are reflected in the consolidated balance sheet. Changes in the fair values of these forward currency contracts are reflected in cost of sales.

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

        At December 31, 2012 and 2011, common units outstanding as reported in the accompanying consolidated financial statements excluded 119,915 and 18,632 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program. These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (1)	$46,743	$45,531	$1,212	$—
Declared distribution	$60,132	$58,360	$489	$1,283
Adjustment to distribution in connection with the Alliance acquisition (2)	(1,929)	(1,929)	—	—

Adjusted declared distribution	58,203	56,431	489	1,283
Assumed allocation of undistributed net income	(11,460)	(10,900)	(560)	—

Assumed allocation of net income	$46,743	$45,531	$(71)	$1,283

Denominator:
Basic weighted average limited partner units outstanding		26,393
Dilutive effect of phantom units		174

Diluted weighted average limited partner units outstanding		26,567
Basic net income per limited partner unit		$1.73

Diluted net income per limited partner unit		$1.71

(1)
Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 3). As a result, the general partner interest was 0.86%, based on a weighted average, for the year ended December 31, 2012.

(2)
In connection with the acquisition of Alliance on March 1, 2012 and the issuance of 5,850,000 common units, the Contribution Agreement provided that any declared distribution for the first quarter of 2012 reflect the seller's actual period of ownership during that quarter. The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller's 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the issued 5,850,000 common units.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

	Year Ended December 31, 2011
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (3)	$19,352	$18,668	$684	$—
Declared distribution	$44,112	$43,160	$464	$488
Assumed allocation of undistributed net income	(24,760)	(24,492)	(268)	—

Assumed allocation of net income	$19,352	$18,668	$196	$488

Denominator:
Basic weighted average limited partner units outstanding		21,280
Dilutive effect of phantom units		194

Diluted weighted average limited partner units outstanding		21,474
Basic net income per limited partner unit		$0.88

Diluted net income per limited partner unit		$0.87

	Year Ended December 31, 2010
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (4)	$27,038	$26,361	$677	$—
Declared distribution	$35,204	$34,429	$453	$322
Assumed allocation of undistributed net income	(8,166)	(8,068)	(98)	—

Assumed allocation of net income	$27,038	$26,361	$355	$322

Denominator:
Basic weighted average limited partner units outstanding		16,346
Dilutive effect of phantom units		251

Diluted weighted average limited partner units outstanding		16,597
Basic net income per limited partner unit		$1.61

Diluted net income per limited partner unit		$1.59

(3)
Calculation includes the effect of the November 2010 and February 2011 public offerings. As a result, the general partner interest was 1.09%, based on a weighted average, for year ended December 31, 2011.

(4)
Calculation includes the effect of the March 2010 and November 2010 public offerings. As a result, the general partner interest was 1.53%, based on a weighted average, for the year ended December 31, 2010.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        On April 20, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.50 per unit for the period from January 1, 2012 through March 31, 2012. On July 19, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5250 per unit for the period from April 1, 2012 through June 30, 2012. On October 25, 2012, the board of directors of the General Partner declared a quarterly cash distribution of $0.5325 per unit for the period from July 1, 2012 through September 30, 2012. These declared cash distributions resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its first target level distribution with respect to such IDRs. On January 22, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.57 per unit for the period from October 1, 2012 through December 31, 2012. This declared cash distribution resulted in incentive distributions to the General Partner, as the holder of the IDRs, and enabled the Partnership to exceed its second target level distribution with respect to such IDRs. See Note 14, "Partners' Equity, Allocations and Cash Distributions" for further information.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consisted of the following:

	Pension Plan	Derivatives	Total
Balance at December 31, 2010	$(424)	$(13,338)	$(13,762)
Change in fair value of cash flow hedges	—	(4,039)	(4,039)
Change in pension liability	(2,694)	—	(2,694)

Balance at December 31, 2011	(3,118)	(17,377)	(20,495)
Change in fair value of cash flow hedges	—	2,591	2,591
Change in pension liability	(1,766)	—	(1,766)

Balance at December 31, 2012	$(4,884)	$(14,786)	$(19,670)

New Accounting Standards

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles—Goodwill and Other (Topic 350)." This standard simplifies the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. The Partnership will adopt this guidance on January 1, 2013 which is not expected to have a material impact on the Partnership's financial position, results of operations or cash flows.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350)." This standard simplifies the goodwill impairment test by permitting entities to perform a qualitative assessment to determine whether further impairment testing is necessary. If qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, an entity need not perform the two-step goodwill impairment test. This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Partnership adopted this guidance on January 1, 2012 and the adoption of this ASU did not have a material impact on the Partnership's financial position, results of operations or cash flows.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." This standard requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per unit is calculated or presented. The Partnership adopted this ASU on January 1, 2012. As this ASU only requires enhanced disclosure, the adoption of this ASU did not have an effect on the Partnership's financial position or results of operations.

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Partnership adopted this update on January 1, 2012 which did not have a material impact on its financial position or results of operations.

Note 3. Acquisitions

  2012 Acquisitions

        Alliance Energy LLC—On March 1, 2012, pursuant to a Contribution Agreement between the Partnership and AE Holdings (the "Contribution Agreement"), the Partnership acquired from AE Holdings 100% of the outstanding membership interests in Alliance, a gasoline distributor and operator of gasoline stations and convenience stores. The aggregate purchase price of the acquisition was approximately $312.4 million, consisting of both cash and non-cash components. Alliance was an affiliate of the Partnership as Alliance was owned by AE Holdings which is approximately 95% owned by members of the Slifka family. Both the Partnership and Alliance shared certain common directors.

        The acquisition was accounted for using the purchase method of accounting in accordance with the FASB's guidance regarding business combinations. The Partnership's financial statements include the results of operations of Alliance subsequent to the acquisition date.

        The purchase price includes an initial cash payment of $184.5 million which was funded by the Partnership through additional borrowings under its revolving credit facility. The consideration also includes the issuance of 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 per unit on March 1, 2012, resulting in equity consideration of $130.5 million. Pursuant to the Contribution Agreement, there was a $1.9 million adjustment as a result of the timing of the transaction (March 1), the seller's 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the newly issued 5,850,000 common units. There were also $0.7 million in miscellaneous adjustments based on certain cash and non-cash changes in the Alliance operations from October 1, 2011 (when the acquisition was initially agreed to by the parties) to February 29, 2012 (collectively with the $1.9 million adjustment, the "Cash Adjustment"). The Cash Adjustment was paid by Alliance to the Partnership on May 16, 2012. The net cash paid after consideration of the Cash Adjustment was $181.9 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Acquisitions (continued)

        The following is a summary of the purchase price as of the date of acquisition (in thousands, except units and per unit data):

Number of common units issued	5,850,000
Price per common unit on March 1, 2012, date of acquisition	$22.31

Total fair value of common units issued		$130,513
Cash consideration		181,898

Total purchase price		$312,411

        The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$18,801
Inventory	11,421
Prepaid expenses	3,235
Property and equipment	294,461
Intangibles	31,135
Other non-current assets	4,861

Total identifiable assets purchased	363,914
Liabilities assumed:
Accounts payable	(36,975)
Assumption of environmental liabilities (Note 9)	(16,075)
Trustee taxes payable	(9,969)
Accrued expenses	(2,211)
Long-term deferred taxes	(11,413)
Other non-current liabilities	(6,292)

Total liabilities assumed	(82,935)

Net identifiable assets acquired	280,979
Goodwill	31,432

Net assets acquired	$312,411

        The deferred taxes principally consist of deferred tax assets associated with the environmental obligations and deferred tax liabilities related to the property and equipment.

        The liability for environmental matters has been estimated by the Partnership with the assistance from a third party consultant. Based on an analysis, the estimated provision for environmental matters related to Alliance is $16.1 million. In addition, the Partnership recorded an asset retirement obligation of $1.7 million, which is included in other long-term liabilities in the accompanying balance sheet at December 31, 2012. These provisions represent the estimated contingency related to such environmental matters (see Note 9 for additional information).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Acquisitions (continued)

        The Partnership engaged a third-party valuation firm to assist in the valuation of Alliance's property and equipment, and the estimate of fair value is $294.5 million. Depreciation expense amounted to $10.6 million for the year ended December 31, 2012.

        The fair value of $31.1 million assigned to the intangibles, which consisted entirely of supply contracts, was determined based on a valuation received from a third party. The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset. The Partnership has amortized these intangible assets on a straight-line basis over an estimated useful life of ten years as this approximates the economic use of these assets. Amortization expense amounted to $2.6 million for the year ended December 31, 2012.

        The fair values of the remaining Alliance assets and liabilities noted above approximate their carrying values at March 1, 2012.

        The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from an independent third party. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

        The $31.4 million of goodwill was assigned to the Gasoline Distribution and Station Operations reporting unit. The goodwill recognized is attributed to the enhancement of the Partnership's year-round income stream and building on the vertical integration between the Partnership's supply, teminaling and wholesale business and its portfolio of gasoline station locations across the Northeast. The goodwill is not deductible for income tax purposes.

        The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2013	$3,114
2014	3,114
2015	3,114
2016	3,114
2017	3,114
Thereafter	12,970

Total	$28,540

        In connection with the acquisition, the Partnership accrued acquisition related costs of $5.2 million. Of this amount, $4.0 million and $1.1 million were paid for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012, $0.1 million of these costs remain accrued and unpaid, and the Partnership expects these remaining costs to be paid by March 31, 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Acquisitions (continued)

        The acquisition of Alliance enabled the Partnership to expand its gasoline distribution business and continue to increase its presence across the northeast United States. The Alliance business is integrated into the Partnership's Gasoline Distribution and Station Operations reporting segment.

        Supplemental Pro-Forma Information—The following unaudited pro-forma information presents the consolidated results of operations of the Partnership as if the Alliance acquisition occurred at the beginning of each period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

	2012	2011	2010
Sales	$17,860,221	$16,423,411	$8,948,933
Net income	$40,999	$40,189	$33,271
Net income per limited partner unit, basic	$1.46	$1.45	$1.46
Net income per limited partner unit, diluted	$1.45	$1.44	$1.44

        The pro forma net income of the Partnership for the year ended December 31, 2012 does not reflect the impact of a $4.7 million Alliance receivable that the Partnership deemed to have a fair value of $0 at the acquisition date. Alliance's revenues and net income included in the Partnership's consolidated operating results from March 1, 2012, the acquisition date, through the period ended December 31, 2012 were $1.8 billion and $26.4 million, respectively.

        Mutual Oil—On December 12, 2012, the Partnership acquired six New England gasoline stations from Massachusetts based Mutual Oil Company ("Mutual Oil") for cash consideration of approximately $6.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of cash consideration over the fair value of the net assets acquired of $5.7 million was allocated to goodwill, or $1.2 million. The acquisition was accounted for as a business combination. The acquisition, including the results of operations from December 12, 2012 to December 31, 2012, was not significant to the Partnership.

  2010 Acquisitions

        Retail Gasoline Stations/Fuel Supply Acquisition—On September 30, 2010, the Partnership completed its acquisition of retail gasoline stations and supply rights from ExxonMobil Corporation ("ExxonMobil") for cash consideration of approximately $202.3 million, plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $4.2 million of convenience store inventory and gasoline and diesel inventory in the ordinary course of business that was stored at the acquired sites. Additionally, the Partnership acquired the right to supply Mobil-branded fuel to such stations and to Mobil-branded stations that are owned and operated by independent dealers.

        The Partnership incurred acquisition expenses of approximately $0.8 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statement of income. The Partnership financed the acquisition through borrowings under its Credit Agreement. This acquisition was accounted for as a business combination.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Acquisitions (continued)

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

        Newburgh Terminals—On June 2, 2010, the Partnership completed its acquisition of three refined petroleum products terminals located in Newburgh, New York from Warex Terminals Corporation (the "Newburgh Terminals") for cash consideration of $46.0 million plus the assumption of certain environmental liabilities (see Note 9). In addition, the Partnership purchased approximately $9.5 million of inventory in the normal course of business that was stored in the acquired terminals. The Partnership incurred acquisition expenses of approximately $1.4 million for the year ended December 31, 2010 which are included in selling, general and administrative expenses in the accompanying statement of income. The Partnership financed the acquisition through its revolving credit facility. This acquisition was accounted for as a business combination.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments

        The following table presents the volume of activity related to the Partnership's derivative financial instruments at December 31, 2012:

	Units (1)	Unit of Measure
Futures Contracts
Long	25,993	Thousands of barrels
Short	(33,973)	Thousands of barrels
Natural Gas Contracts
Long	10,186	Thousands of decatherms
Short	(10,186)	Thousands of decatherms
Interest Rate Collar	$100.0	Millions of U.S. dollars
Interest Rate Swap	$100.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars
Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$24.6	Millions of Canadian dollars
	$24.7	Millions of U.S. dollars

(1)
Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.
(2)
All-in forward rate Canadian dollars ("CAD") $0.9954 to USD $1.00.

  Fair Value Hedges

        The Partnership's futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership's consolidated balance sheet related to these contracts at December 31, 2012 and 2011. These contracts remain open until their contract end date. The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

        The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		2012	2011	2010
Futures contracts	Cost of sales	$(105,405)	$(77,855)	$(60,166)

		Amount of Gain (Loss) Recognized in Income on Hedged Items
	Location of Gain (Loss) Recognized in Income on Hedged Items
Hedged Items in Fair Value Hedged Relationships		2012	2011	2010
Inventories	Cost of sales	$105,664	$78,166	$60,320

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

  Cash Flow Hedges

        The following table presents the fair value of the Partnership's derivative instruments involved in cash flow hedging relationships and their location in the Partnership's consolidated balance sheets at December 31 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Asset derivatives
Interest rate cap	Other assets	$35	$306
Liability derivatives
Interest rate collar	Other long-term liabilities	$1,868	$3,817
Interest rate swap	Other long-term liabilities	11,534	12,446

Total liability derivatives		$13,402	$16,263

        The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership's consolidated statements of income and partners' equity for the years ended December 31 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives			Recognized in Income on Derivatives (Ineffectiveness Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationship	2012	2011	2010	2012	2011	2010
Interest rate collar	$1,949	$2,225	$1,005	$—	$—	$—
Interest rate swap	913	(5,151)	(7,376)	—	—	—
Interest rate cap	(271)	(1,113)	—	—	—	—

Total	$2,591	$(4,039)	$(6,371)	$—	$—	$—

        Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the years ended December 31, 2012, 2011 and 2010. The effective portion related to the interest rate collar that was originally reported in other comprehensive income and reclassified to earnings was $2.5 million, $3.8 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the years ended December 31, 2012, 2011 and 2010.

  Other Derivative Activity

        Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership's futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership's consolidated balance sheets related to these contracts at December 31, 2012 and 2011. These contracts remain open until their contract end date. The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

        The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership's consolidated balance sheets at December 31 (in thousands):

Summary of Other Derivatives	Item Pertains to	Balance Sheet Location	2012 Fair Value	2011 Fair Value
Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$131	$5,806
	Crude Oil	(1)	15,127	—
	Residual Oil	(1)	285	—

Total forward purchase commitments			15,543	5,806
Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	30,928	—
	Distillates	(1)	—	5,575
	Natural Gas	(1)	1,591	11,843

Total forward sales commitments			32,519	17,418

Total forward fixed price contracts			48,062	23,224
Foreign currency forward contract	Foreign Denominated Sales	(2)	145	—

Total asset derivatives			$48,207	$23,224

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(3)	$27,604	$433
	Crude Oil	(3)	—	21
	Distillates	(3)	2,171	4,346
	Natural Gas	(3)	1,576	11,707

Total forward purchase commitments			31,351	16,507
Forward sales commitments	Gasoline and Gasoline Blendstocks	(3)	173	2,974
	Distillates	(3)	2,950	—

Total forward sales commitments			3,123	2,974

Total obligations on forward fixed price contracts			$34,474	$19,481

(1)
Fair value of forward fixed price contracts
(2)
Prepaid expenses and other current assets
(3)
Obligations on forward fixed price contracts

        The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership's consolidated statements of income for the years ended December 31 (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		2012	2011	2010
Product contracts	Cost of sales	$17,164	$9,517	$6,505
Foreign currency contracts	Cost of sales	145	—	—

Total		$17,309	$9,517	$6,505

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

  Credit Risk

        The Partnership's derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. The Partnership utilizes primarily two clearing brokers, both major financial institutions, for all New York Mercantile Exchange ("NYMEX") and Chicago Mercantile Exchange ("CME") derivative transactions and the right of offset exists. Accordingly, the fair value of derivative instruments is presented on a net basis in the consolidated balance sheets. Exposure on forward purchase and sale commitments and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 5. Income Taxes

        GMG, a wholly owned subsidiary of the Partnership, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG, and the after-tax earnings of GMG are included in the consolidated earnings of the Partnership.

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2012		2011		2010
Federal statutory income tax rate	34.0%		34.0%		34.0%
State income tax rate, net of federal tax benefit	7.8%		5.7%		6.4%
Partnership income not subject to tax	(38.6%	)	(39.3%	)	(40.4%	)

Effective income tax rate	3.2%		0.4%		—%

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$71	$—	$(1,732)
State	289	68	170

Total current	360	68	(1,562)
Deferred:
Federal	940	67	1,558
State	277	(67)	4

Total deferred	1,217	—	1,562

Total	$1,577	$68	$—

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Income Taxes (continued)

        Significant components of current and long-term deferred taxes were as follows at December 31 (in thousands):

	2012		2011
	Current	Long-Term	Current	Long-Term
Deferred Income Tax Assets
Accounts receivable allowances	$296	$—	$97	$—
Environmental liability	—	4,958	—	2,342
Asset retirement obligation	—	660	—	—
Intangible assets	—	179	—	168
Capital lease	—	1,491	—	—
Other	9	—	8	—
Federal net operating loss carryforwards	—	5,625	—	5,686
State net operating loss carryforwards	—	1,107	—	1,234
Federal tax credit carryforward	—	174	—	103

Total deferred tax assets	$305	$14,194	$105	$9,533
Deferred Income Tax Liabilities
Property and equipment	$—	$(21,112)	$—	$(5,815)
Land	—	(6,020)	—	(3,823)

Total deferred tax liabilities	$—	$(27,132)	$—	$(9,638)

Net deferred tax assets (liabilities)	$305	$(12,938)	$105	$(105)

        At December 31, 2012, the Partnership had federal and state net operating loss carryforwards of approximately $16.5 million and $19.3 million, respectively, which will begin to expire in 2030 and 2015, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

        At December 31, 2012, the Partnership had $6.9 million of net deferred tax liabilities relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results, that these assets are expected to be realized in a future period and, accordingly, no valuation allowance was required.

        At December 31, 2012, the Partnership also had a $6.0 million, deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Income Taxes (continued)

        The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the "more likely than not" recognition criteria in accordance with the FASB's guidance regarding income taxes. Based upon projections of future taxable income, the Partnership believes that the recorded deferred tax assets will be realized.

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2012	2011	2010
Income before income tax expense	$48,320	$19,420	$27,038)
Non-taxable income	(44,056)	(18,817)	(27,076

Income subject to income tax expense	$4,264	$603	$(38)

        The Partnership made approximately $0.9 million, $6,000 and $1.7 million in income tax payments during 2012, 2011 and 2010, respectively.

        GMG files income tax returns in the United States and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2008.

        At December 31, 2012 and 2011, the Partnership had no unrecognized tax benefits recorded in the financial statements. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2012 (tax years ended December 31, 2012, 2011 and 2010). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2012. The Partnership does not expect any significant changes in unrecognized tax benefits in 2013. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in selling, general and administrative expenses.

Note 6. Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Buildings and improvements	$498,984	$313,108
Land	289,903	145,935
Fixtures and equipment	14,554	12,469
Capitalized internal use software	5,847	216
Construction in process	17,809	13,696

Total property and equipment	827,097	485,424
Less accumulated depreciation	(114,775)	(76,574)

Total	$712,322	$408,850

        The net increase of approximately $303.5 million in total property and equipment at December 31, 2012 was primarily due to the Partnership's acquisition of Alliance (see Note 3).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Property and Equipment (continued)

        At December 31, 2012, construction in process primarily included capitalized costs of approximately $8.5 million related to the construction of a rail-fed propane storage and distribution facility in Albany, New York and $7.6 million in costs related to the Partnership's gasoline stations. At December 31, 2011, construction in process primarily included $4.6 million of capitalized computer software development costs.

        As part of continuing operations, the Partnership may periodically divest certain gasoline stations. The gain (loss) on the sale, representing cash proceeds less net book value of assets at disposition, including an allocation of goodwill, is recorded in operating expenses. Gain (loss) on disposition of gasoline stations was not material for the years ended December 31, 2012, 2011 and 2010.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $36.7 million, $24.4 million and $15.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $1.8 million, $1.2 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        There were no fully depreciated assets written off for the years ended December 31, 2012 and 2011.

Note 7. Goodwill and Intangible Assets

        All of the Partnership's goodwill is allocated to the Gasoline Distribution and Station Operations reporting unit. The following represents the changes in goodwill (in thousands):

	Goodwill at December 31, 2011	2012 Additions	Derecognition Of Goodwill Associated With Disposition of Gasoline Stations	Goodwill at December 31, 2012
Acquisition of Alliance	$—	$31,432	$(281)	$31,151
Acquisition of gasoline stations from Mutual Oil	—	1,175	—	1,175

Total	$—	$32,607	$(281)	$32,326

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Goodwill and Intangible Assets (continued)

        Intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
At December 31, 2012
Intangible assets subject to amortization:
Terminalling services	$26,365	$(7,333)	$19,032	20 years
Customer relationships	17,986	(11,178)	6,808	8-15 years
Supply contracts	39,646	(6,239)	33,407	5-15 years
Brand incentive program	1,445	(403)	1,042	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(932)	10	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	616	(93)	523	20 years

Total intangible assets	$88,446	$(27,624)	$60,822

At December 31, 2011
Intangible assets subject to amortization:
Terminalling services	$26,365	$(6,015)	$20,350	20 years
Customer relationships	17,986	(9,932)	8,054	8-15 years
Supply contracts	8,510	(2,090)	6,420	5-15 years
Brand incentive program	1,445	(165)	1,280	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(877)	65	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	616	(75)	541	20 years

Total intangible assets	$57,310	$(20,600)	$36,710

        The aggregate amortization expense was approximately $7.0 million, $4.8 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2013	$7,106
2014	7,075
2015	6,575
2016	5,391
2017	5,047
Thereafter	29,628

Total intangible assets	$60,822

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt

Credit Agreement

        The Partnership entered into an Amended and Restated Credit Agreement dated May 14, 2010, as amended (the "Credit Agreement"). Total available commitments under the Credit Agreement are $1.5 billion. The Credit Agreement will mature on May 14, 2015.

        As of December 31, 2012, there were two facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $1.0 billion; and

  •
  a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes.

        In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility or both by up to another $250.0 million, in the aggregate, for a total credit facility of up to $1.75 billion. Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.5 billion.

        In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.5 billion.

        Availability under the Partnership's working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Under the Credit Agreement, the Partnership's borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base. Availability under the Partnership's borrowing base may be affected by events beyond the Partnership's control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions. These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

        Commencing November 16, 2012, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement). From 2010 through November 15, 2012, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the Credit Agreement, which in turn depended upon the Utilization Amount (as defined in the Credit Agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

        Commencing November 16, 2012, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement). From 2010 through November 15, 2012, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depended upon the Combined Total Leverage Ratio (as defined in the Credit Agreement).

        The average interest rates for the Credit Agreement were 4.0%, 4.1% and 3.7% for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Partnership currently has a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Notes 2 and 4 for additional information on these cash flow hedges.

        The Partnership incurs a letter of credit fee of 2.00%—2.50% per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

        The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $340.8 million and $526.1 million at December 31, 2012 and 2011, respectively, representing the amounts expected to be outstanding during the entire year. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The current portion of the working capital revolving credit facility was approximately $83.7 million and $62.8 million at December 31, 2012 and 2011, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

        As of December 31, 2012, the Partnership had total borrowings outstanding under the Credit Agreement of $846.5 million, including $422.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $434.6 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at December 31, 2012 and 2011 was $218.9 million and $215.9 million, respectively.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership's wholly owned subsidiaries and is guaranteed by the General Partner. The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and limitations on the Partnership's ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership's business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

        The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2012. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership's Available Cash (as defined in its partnership agreement).

        On January 25, 2013, the Partnership entered into a Ninth Amendment (the "Ninth Amendment") to the Credit Agreement. The Ninth Amendment provides for a term loan in the amount of up to $115.0 million (the "Term Loan") in connection with, and provides for certain other modifications relating to, (i) the Partnership's acquisition of a 60% membership interest in Basin Transload, and/or (ii) the Partnership's acquisition of 100% of the membership interests in Cascade Kelly (see Note 1).

        Pursuant to the Ninth Amendment, the interest rate on amounts outstanding under the Term Loan will be either the Eurodollar rate or the cost of funds rate, in each case plus 3.50%, or the base rate plus 2.50%. Any proceeds from the issuance of equity or debt by the Partnership will be used to repay amounts outstanding under the Term Loan. The Term Loan will mature on January 31, 2014.

        The Ninth Amendment also amends certain terms, provisions and covenants to take into account the acquisitions of the Partnership's interests in Basin Transload and Cascade Kelly. The Ninth Amendment (1) increases the permitted Combined Senior Secured Leverage Ratio (as defined in the Credit Agreement) for each quarter in the year ending December 31, 2013 and (2) increases the permitted Combined Total Leverage Ratio (as defined in the Credit Agreement) for the quarters ending March 31, 2013 and June 30, 2013.

Senior Notes

        On February 14, 2013, the Partnership entered into a Note Purchase Agreement (the "Purchase Agreement") with FS Energy and Power Fund ("FS Energy"), with respect to the issue and sale by the Partnership to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.00% Senior Notes due 2018 (the "Notes"). The Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

        Closing of the offering occurred on February 14, 2013. The Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to the Partnership of approximately $67.9 million. Additionally, the Partnership separately paid fees and offering expenses. On February 15, 2013, the Partnership used the net proceeds from the offering, after paying fees and offering expenses, together with a portion of the $115.0 million Term Loan to finance its acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

        The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the "Indenture") among the Partnership, our subsidiary guarantors and FS Energy. The Notes will mature on February 14, 2018. Interest on the Notes will accrue from February 14, 2013 and be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013. The Partnership may redeem all or some of the Notes at any time or from time to time pursuant to the terms of the Indenture. The Notes are also subject to optional or mandatory exchange for HY Bonds (as such term is defined in the Indenture) at the time and on the terms specified in the Indenture. The holders of the Notes may require the Partnership to repurchase the Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

        The Notes are guaranteed on a senior, unsecured basis by certain of the Partnership's wholly owned subsidiaries. The Indenture contains covenants that are no more restrictive to the Partnership in the aggregate than the terms, conditions, covenants and defaults contained in its Credit Agreement and will limit the Partnership's ability to, among other things, incur additional indebtedness, make distributions to equity owners, make certain investments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities. Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the Notes, (ii) breach of the Partnership's covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

Deferred Financing Fees

        The Partnership incurs bank fees related to its Credit Agreement. These deferred financing fees are amortized over the life of the Credit Agreement. Amortization expense of approximately $5.8 million, $4.7 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. Unamortized fees are included in other current assets and other long-term assets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Environmental Liabilities (continued)

        In connection with the December 2012 acquisition of six New England gasoline stations from Mutual Oil (see Note 3), the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

        In connection with the March 2012 acquisition of Alliance (see Note 3), the Partnership assumed Alliance's environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental engineers, the Partnership's estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011, and therefore cost estimates for such obligations at these stations are not included in this estimate. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

        In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil (see Note 3), the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental engineers, the Partnership's estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

        In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York (see Note 3), the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

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

        The following table presents a summary roll forward of the Partnership's environmental liabilities at December 31, 2012 (in thousands):

Environmental Liability Related to:	Balance at December 31, 2011	Additions in 2012	Payments in 2012	Balance at December 31, 2012
ExxonMobil Gasoline Stations	$28,163	$—	$(1,553)	$26,610
Alliance Gasoline Stations	—	16,075	(1,091)	14,984
Mutual Oil	—	625	—	625
Newburgh	1,500	—	—	1,500
Glenwood Landing and Inwood	404	—	(57)	347
Albany	172	—	(66)	106

Total environmental liabilities	$30,239	$16,700	$(2,767)	$44,172

Current portion	$2,936			$4,341
Long-term portion	27,303			39,831

Total environmental liabilities	$30,239			$44,172

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Environmental Liabilities (continued)

        The Partnership's estimates used in these reserves are based on all known facts at the time and its assessment of the ultimate remedial action outcomes. Among the many uncertainties that impact the Partnership's estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligation through divestures of sites and the possibility of existing legal claims giving rise to additional claims. Therefore, although the Partnership believes that these reserves are adequate, no assurances can be made that any costs incurred in excess of these reserves or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership's financial condition, results of operations or cash flows.

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2012	2011
Barging transportation, product storage and other ancillary costs	$47,837	$25,302
Swaps and other derivatives	54	122
Employee compensation	13,716	11,212
Other	9,835	4,671

Total	$71,442	$41,307

        Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

        In addition, the Partnership had trustee taxes payable of $91.5 million at December 31, 2012, which consisted of $56.3 million related to an ethanol credit and $35.2 million in various pass-through taxes collected from customers on behalf of taxing authorities. Trustee taxes payable at December 31, 2011 of $76.5 million consisted of $57.2 million related to an ethanol credit and $19.3 million in various pass-through taxes collected from customers on behalf of taxing authorities.

Note 11. Employee Benefit Plans with Related Party

        The General Partner has a qualified 401(k) Savings and Profit Sharing Plan that covers eligible employees. Employees may elect to contribute up to 60% of their compensation to the 401(k) Savings and Profit Sharing Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the cost of living index. The General Partner's discretionary matching contributions to the 401(k) Savings and Profit Sharing Plan are equal to 50% of each employee's contributions that do not exceed 4% of the employee's compensation. The General Partner also makes discretionary non-matching contributions for certain groups of employees in amounts up to 2% of eligible compensation. Profit-sharing contributions may also be made at the sole discretion of the General Partner's board of directors. This plan had expenses of approximately $1.6 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

        In addition, the General Partner has two qualified pension plans (the "Plans") that cover all eligible employees. Effective December 31, 2009, the Global Partners LP Pension Plan (the "Global Plan") was amended to freeze participation in and benefit accruals under the Global Plan. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements received increased benefits under the Global Plan, effective December 31, 2009.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Employee Benefit Plans with Related Party (continued)

        In connection with the acquisition of Alliance, the Partnership assumed the Global Montello Group Corp. Pension Plan (the "GMG Plan"). On March 15, 2012, the GMG Plan was amended to freeze participation in and benefit accruals under the GMG Plan. As a result of the freeze, the Partnership recognized a curtailment gain of approximately $0.5 million which was recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2012. The curtailment gain consisted of approximately $2.8 million in a change in benefit obligation and approximately $2.3 million in an unrecognized net actuarial loss.

        The following table presents each plan's funded status and the total amounts recognized in the Partnership's consolidated balance sheets at December 31 (in thousands):

	December 31, 2012
	Global Plan	GMG Plan	Total
Projected benefit obligation	$17,317	$5,779	$23,096
Fair value of plan assets	12,980	4,178	17,158

Net unfunded pension liability	$4,337	$1,601	$5,938

	December 31, 2011
	Global Plan	GMG Plan		Total
Projected benefit obligation	$15,708		$—	$15,708
Fair value of plan assets	12,487		—	12,487

Net unfunded pension liability	$3,221	$		$3,221

        The change in the Global Plan pension liability in 2012 of $1.4 million has been recorded in other comprehensive income. Total actual return on plan assets was $1.7 million and $0.3 million in 2012 and 2011, respectively. The total net periodic pension costs related to the Plans were $75,000, $83,000 and $188,000 in 2012, 2011 and 2010, respectively.

        The discount rate for 2012 was selected by performing a cash flow/bond matching analysis based on the Citigroup Above-Median Pension Discount Curve for December 2012. The discount rate for 2011 was determined by examining the yields observed on the measurement date of fixed-interest, high quality investments expected to be available during the period to maturity of the related benefits on a plan by plan basis. The discount rate for each of the Plans was 3.5% in 2012 and, for the Global Plan, 4.5% in 2011. The expected long-term rate of return on plan assets is determined by using each plan's respective target allocation and historical returns for each asset class. The expected long-term rate of return for each of the plans was 8.0% in 2012 and, for the Global Plan, 8.0% in 2011 and 2010.

        The fundamental investment objective of the Plans is to provide a rate of return sufficient to fund the retirement benefits under the Plans at a reasonable cost to the General Partner, which is the Plan's sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Plans' actuaries in projecting the funding cost of the Plans under the applicable Employee Retirement Income Security Act, or ERISA, standards. To do so, the General Partner's Pension Committee (the "Committee") may appoint one or more investment managers to invest all or portions of the assets of the Plans in accordance with specific investment guidelines, objectives, standards and benchmarks.

        The Plans are not significant to the Partnership. Total contributions made by the Partnership to the Plans were $0.5 million in 2012 and, for the Global Plan, $1.7 million and $1.1 million in 2011 and 2010, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Long-Term Incentive Plan

        The General Partner has a Long-Term Incentive Plan ("LTIP") whereby 564,242 common units were initially authorized for issuance. On June 22, 2012, the Partnership's common unitholders approved an amendment and restatement of the LTIP (the "Restated LTIP"). The Restated LTIP: (i) increases the number of common units available for delivery with respect to awards under the LTIP so that, effective June 22, 2012 a total of 4,300,000 common units are available for delivery with respect to awards under the Restated LTIP, (ii) adds a prohibition on repricing of unit options and unit appreciation rights without approval of the Partnership's unitholders, except in the case of adjustments implemented to reflect certain Partnership transactions, (iii) adds a prohibition on granting unit options or unit appreciation rights with an exercise price less than the fair market value of a common unit on the grant date (other than "substitute awards" granted in substitution for similar awards held by individuals who become employees, consultants and directors of the Partnership or one of its affiliates as a result of a merger, consolidation or acquisition by the Partnership or its affiliate of another entity or the assets of another entity), (iv) permits the granting of fully-vested common units and (v) incorporates certain other non-material ministerial changes. Any units delivered pursuant to an award under the Restated LTIP may be acquired in the open market, issued by the Partnership, or any combination of the foregoing. The Restated LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The Restated LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, unit awards, substitute awards and distribution equivalent rights.

        The Partnership granted phantom unit awards in 2009 and 2008 for which it recorded compensation expenses of approximately $0.1 million, $0.4 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2012 was approximately $104,000.

        At December 31, 2012 and 2011, the Restated LTIP had a total of 138,889 non-vested units outstanding with a weighted average grant date fair value of $13.01 per unit.

  Repurchase Program

        In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership's common units (the "Repurchase Program") for the purpose of meeting the General Partner's anticipated obligations to deliver common units under the LTIP and meeting the General Partner's obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the "General Partner's Obligations"). Up to 445,000 of its common units in the aggregate is authorized to be acquired, over an extended period of time, consistent with the General Partner's Obligations. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. Through December 31, 2012, the General Partner repurchased 362,574 common units pursuant to the Repurchase Program for approximately $7.6 million.

        At December 31, 2012 and 2011, common units outstanding as reported in the accompanying consolidated financial statements excluded 119,915 and 18,632 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations.

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

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non-cancelable terms of one year or more at December 31, 2012 (in thousands):

2013	$2,635
2014	2,092
2015	1,908
2016	1,347
2017	1,315
Thereafter	3,150

Total	$12,447

        Total rent expense under the operating lease arrangements amounted to approximately $2.7 million, $2.3 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Partnership also receives lease income from office space leased at one of its owned terminals for $0.2 million per year through January 2014.

        The Partnership also leases certain equipment under capital lease agreements, for which the net book value was approximately $0.5 million, $0.8 million and $1.0 million at December 31, 2012, 2011 and 2010, respectively. Depreciation expense for equipment under the capital leases was approximately $245,000, $245,000 and $188,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The following provides the future minimum payments for capital lease obligations at December 31, 2012 (in thousands):

2013	$66
2014	66
2015	66
2016	66
2017	182

Total	$446

Terminal and Throughput Leases

        The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2012 (in thousands):

2013	$15,834
2014	4,996
2015	4,943
2016	4,586
2017	2,246
Thereafter	1,184

Total	$33,789

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

        Total rent expense reflected in cost of sales related to these operating leases were approximately $36.5 million, $26.0 million and $17.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Leases of Gasoline Stations

        The Partnership has gasoline station lease arrangements at various gasoline stations. The Partnership also leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2012 (in thousands):

2013	$15,462
2014	14,877
2015	14,196
2016	13,600
2017	11,756
Thereafter	94,732

Total	$164,623

        Total expenses under these operating lease arrangements amounted to approximately $8.5 million, $3.3 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in expense for 2012 compared to 2011 and 2010 is due to the acquisition of Alliance.

Dealer Leases of Gasoline Stations

        The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at December 31, 2012 was $234.6 million, net of accumulated depreciation of approximately $17.3 million. The following provides future minimum rental income under non-cancelable operating leases associated with these properties at December 31, 2012 (in thousands):

2013	$37,178
2014	18,406
2015	9,265
2016	1,939
2017	780
Thereafter	238

Total	$67,806

        Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $31.8 million for the year ended December 31, 2012.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

Leases of Railcars

        The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancelable terms of one year or more at December 31, 2012 (in thousands):

2013	$15,132
2014	17,380
2015	15,868
2016	15,804
2017	15,089
Thereafter	9,773

Total	$89,046

        Total expenses under these operating lease arrangements amounted to approximately $3.5 million for the year ended December 31, 2012.

Purchase Commitments

        The minimum volume purchase requirements for 2013 under the Partnership's existing supply agreements are approximately 852 million gallons. The Partnership purchased approximately 1.2 billion, 1.4 billion and 481 million gallons of product under the Partnership's existing supply agreements for $3.3 billion, $4.0 billion and $1.0 billion in 2012, 2011 and 2010, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

        The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2012, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2012 (in thousands of gallons):

2013	256,807
2014	217,223
2015	158,421
2016	45,452
2017	7,928

Total	685,831

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

Brand Fee Agreement

        The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate its retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the acquired gasoline stations, are due on a monthly basis. The following provides total future minimum payments under the agreement with non-cancelable terms of one year or more at December 31, 2012 (in thousands):

2013	$9,000
2014	9,000
2015	9,000
2016	9,000
2017	9,000
Thereafter	67,500

Total	$112,500

        Total expenses reflected in cost of sales related this agreement were approximately $9.0 million, $9.0 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Commercial Agreement

        The Partnership entered into a series of agreements related to the transportation of ethanol to the Partnership's Albany, New York terminal. Pursuant to the agreements, the shipping requirement may be satisfied by the Partnership or by third parties shipping on the Partnership's behalf. Assuming the Partnership ships 6,000 cars, the expected shipping requirement, the following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2012 (in thousands):

2013	$23,370
2014	23,370
2015	23,370
2016	23,370
2017	19,475

Total	$112,955

        In the event the Partnership does not ship any cars in a given year, it is subject to a minimum fee of approximately $5.2 million for that year. The arrangement, which began in 2010, is based on the movement of rail cars. Excess shipper utilization can be applied to the subsequent contract year. The Partnership met its commitment for each of the years ended December 31, 2012, 2011 and 2010.

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

Note 14. Partners' Equity, Allocations and Cash Distributions

Units Outstanding

        Partners' equity at December 31, 2012 consisted of 27,430,563 common units outstanding (including 11,483,004 common units held by affiliates of the General Partner, including directors and executive officers), collectively representing a 99.17% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.83% general partner interest in the Partnership.

        Partners' equity at December 31, 2012 and 2011 excluded common units outstanding of 119,915 and 18,632 common units, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner's Obligations. See Note 12, "Long-Term Incentive Plan—Repurchase Program."

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (continued)

        The Partnership paid the following cash distributions during 2012, 2011 and 2010 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	Subordinated Units	General Partner	Incentive Distribution	Total Cash Distribution
2010
02/12/10 (1)(2)	$0.4875	$3,621	$2,751	$112	$50	$6,534
05/14/10 (2)(3)	0.4875	5,527	2,751	112	65	8,455
08/13/10 (2)(3)	0.4875	5,527	2,751	112	65	8,455
11/12/10 (3)(4)	0.4950	5,612	2,793	114	84	8,603
2011
02/14/11 (5)(6)	$0.5000	$6,647	$2,821	$115	$108	$9,691
05/13/11 (6)	0.5000	10,790	N/A	116	122	11,028
08/12/11 (6)	0.5000	10,790	N/A	116	122	11,028
11/14/11 (6)	0.5000	10,790	N/A	116	122	11,028
2012
02/14/12 (6)(7)	$0.5000	$10,790	N/A	$116	$122	$11,028
05/14/12 (6)(8)	0.5000	13,716	N/A	115	155	13,986
08/14/12 (9)	0.5250	14,401	N/A	121	259	14,781
11/14/12 (10)	0.5325	14,607	N/A	122	290	15,019

(1)
Prior to the Partnership's public offering in March 2010, the limited partner interest was 98.27% and the general partner interest was 1.73%.
(2)
This distributions of $0.4875 per unit resulted in the Partnership exceeding its first target level distribution for the first two quarters of 2010. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(3)
Prior to the Partnership's public offering in November 2010, the limited partner interest was 98.66% and the general partner interest was 1.34%.
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
(6)
This distribution of $0.50 per unit resulted in the Partnership exceeding its first target level distribution for the fourth quarter of 2010, the four quarters of 2011 and the first quarter of 2012. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(7)
Prior to the Partnership's issuance of 5,850,000 common units in connection with its acquisition of Alliance (see Note 3), the limited partner interest was 98.94% and the general partner interest was 1.06%.
(8)
In connection with the acquisition of Alliance on March 1, 2012 and the issuance to the seller of 5,850,000 common units, the Contribution Agreement provided that any declared distribution for the first quarter of 2012 reflect the seller's actual period of ownership during that quarter. The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller's 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the issued 5,850,000 common units. See Note 3 for additional information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (continued)

(9)
This distribution of $0.5250 per unit resulted in the Partnership exceeding its first target level distribution for the second quarter of 2012. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.
(10)
This distribution of $0.5325 per unit resulted in the Partnership exceeding its first target level distribution for the third quarter of 2012. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

        In addition, on January 22, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.57 per unit for the period from October 1, 2012 through December 31, 2012 ($2.28 per unit on an annualized basis) to the Partnership's common unitholders of record as of the close of business February 5, 2013. On February 14, 2013, the Partnership paid the total cash distribution of approximately $16.3 million.

Note 15. Unitholders' Equity

        On March 1, 2012 and in connection with the acquisition of Alliance (see Note 3), the Partnership issued 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 per unit on March 1, 2012, resulting in equity consideration of $130.5 million.

        On February 8, 2011, the Partnership completed a public offering of 2,645,000 common units at a price of $27.60 per common unit. Net proceeds were approximately $69.6 million for the year ended December 31, 2011, after deducting underwriting fees and offering expenses.

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

        The Partnership used the net proceeds from the 2011 and 2010 offerings to reduce indebtedness outstanding under its Credit Agreement.

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

        The following provides future minimum payments at December 31, 2012, including the expected exercise of renewal options, which have an annual consumer price index adjustment (in thousands):

2013	$7,262
2014	4,236

Total	$11,498

        The expenses under this agreement totaled $8.9 million, $8.8 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. These expenses include annual consumer price index adjustments of approximately $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Related-Party Transactions (continued)

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $96,000, $96,000 and $87,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. On March 9, 2012, in connection with the Partnership's acquisition of Alliance (see Note 3), the agreement was amended to include the services provided by GPC to Alliance. The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days' notice at any time. As of December 31, 2012, no such notice of termination was given by either party.

        Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance. Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance. The income from these services was approximately $31,000, $187,000 and $196,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty. There were no settlement gains or losses recognized as a result of the termination of this agreement.

        In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year. The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days' notice. As of December 31, 2012, no such notice of termination was given by AE Holdings.

        Prior to the acquisition of Alliance, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $40.6 million, $187.1 million and $20.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sales to Alliance included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies and Alliance, effective March 1, 2011.

        In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership's September 2010 acquisition of retail gasoline stations from ExxonMobil. The management fee and overhead reimbursement were approximately $0.4 million and $0.3 million, respectively, for the year ended December 31, 2012, $2.6 million and $1.6 million, respectively, for the year ended December 31, 2011 and $0.8 million and $0.8 million, respectively, for the year ended December 31, 2010. On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

        The General Partner employs all of the Partnership's employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including payroll, payroll taxes and bonus accruals, were $44.9 million, $48.9 million and $38.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan (see Note 11) and the General Partner's qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Related-Party Transactions (continued)

        The table below presents trade receivables with Alliance (prior to the Partnership's acquisition of Alliance), receivables incurred in connection with the services agreements between Alliance and the Partnership (prior to the Partnership's acquisition of Alliance) and GPC and the Partnership, as the case may be, and receivables from the General Partner at December 31 (in thousands):

	2012	2011
Receivables from Alliance (BFA) (1)	$—	$738
Receivables from Alliance	—	205
Receivables from GPC	275	302
Receivables from the General Partner (2)	1,032	531

Total	$1,307	$1,776

(1)
As of December 31, 2011, receivables from Alliance reflected the Partnership's billings for branded fuel to Alliance, as a sub-jobber, pursuant to the Partnership's brand fee agreement. On March 1, 2012, the Partnership acquired Alliance (see Note 3).

(2)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

Note 17. Segment Reporting

        For several reasons, including the size of the Alliance acquisition, the Partnership's strategic focus on gasoline distribution and station operations which increased in significance with the Alliance acquisition, changes to the Partnership's organizational structure of this operating segment under one divisional president, and how the chief operating decision maker ("CODM") reviews results and makes decisions, the Partnership determined it has three operating segments. Commencing with the quarter ended March 31, 2012, the Partnership's three operating segments, which are also the Partnership's reporting segments, are: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial. Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis. For the years ended December 31, 2012, 2011 and 2010, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership's financial information.

        The Partnership engages in the distribution of refined petroleum products, renewable fuels, crude oil and natural gas. The Partnership's primary businesses are organized within three reporting segments, (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial, based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

        In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels. The Partnership sells home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors. The Partnership also sells crude oil to refiners. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements. Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast in barges. Additionally, ethanol is shipped primarily by rail and by barge.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        In the Gasoline Distribution and Station Operations reporting segment, the Partnership sells branded and unbranded gasoline to gasoline stations and other sub-jobbers. This segment also includes gasoline, convenience store, car wash and other ancillary sales at the Partnership's directly operated stores, as well as rental income from dealer leased gasoline stations.

        The Commercial segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas. In the case of commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms. The Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

        Commercial segment end user customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities. In the Commercial segment, the Partnership generally arranges the delivery of the product to the customer's designated location. The Partnership typically hires third-party common carriers to deliver the product.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	Year Ended December 31,
	2012	2011 (1)	2010 (1)
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$8,827,621	$8,660,412	$4,270,844
Other oils and related products (2)	4,933,289	3,936,505	2,720,082

Total	$13,760,910	$12,596,917	$6,990,926
Net product margin
Gasoline and gasoline blendstocks	$54,639	$56,224	$54,065
Other oils and related products (2)	90,790	67,609	90,346

Total	$145,429	$123,833	$144,411
Gasoline Distribution and Station Operations Segment:
Sales (3)
Gasoline	$3,024,775	$1,404,988	$353,448
Station operations (4)	124,131	58,786	16,105

Total	$3,148,906	$1,463,774	$369,553
Net product margin
Gasoline	$139,706	$56,690	$14,017
Station operations (4)	66,384	31,491	8,885

Total	$206,090	$88,181	$22,902
Commercial Segment:
Sales	$716,181	$775,038	$441,080
Net product margin	$18,652	$21,975	$15,033
Combined sales and net product margin:
Sales	$17,625,997	$14,835,729	$7,801,559
Net product margin (5)	$370,171	$233,989	$182,346
Depreciation allocated to cost of sales	36,683	24,391	15,628

Combined gross profit	$333,488	$209,598	$166,718

(1)
Segment reporting results for the prior periods have been reclassified to conform to the Partnership's current presentation.

(2)
Other oils and related products primarily consist of distillates, residual oil and, commencing in the fourth quarter ended December 31, 2011, crude oil.

(3)
On March 1, 2012, the Partnership completed its acquisition of Alliance (see Note 3). As these assets were not in place for a portion of the year ended December 31, 2012 or for any portion of the years ended December 31, 2011 and 2010, the above results are not directly comparable for periods prior to March 1, 2012.

(4)
Station operations primarily consist of convenience store sales at the Partnership's directly operated stores and gasoline station rental income.

(5)
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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        In the Wholesale segment, the Partnership had one customer whose revenues were approximately $2.8 billion (16%), $2.8 billion (19%) and $1.4 billion (19%) of the Partnership's total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Combined gross profit	$333,488	$209,598	$166,718
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	101,463	78,605	66,063
Operating expenses	140,413	73,534	47,781
Restructuring charges	—	2,030	—
Amortization expense	7,024	4,800	3,526

Total operating costs and expenses	248,900	158,969	117,370

Operating income	84,588	50,629	49,348
Interest expense	(36,268)	(31,209)	(22,310)
Income tax expense	(1,577)	(68)	—

Net income	$46,743	$19,352	$27,038

        There were no foreign sales for the years ended December 31, 2012, 2011 and 2010. The Partnership has no foreign assets.

  Segment Assets

        In connection with its acquisition of retail gasoline stations from ExxonMobil in September 2010, the Partnership acquired assets of approximately $232.3 million, of which approximately $171.3 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment. As of December 31, 2012, these assets had a net book value of approximately $123.3 million.

        In connection with its acquisition of Alliance in March 2012, the Partnership acquired assets of approximately $395.3 million, of which approximately $294.5 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the acquisition date. As of December 31, 2012, these assets had a net book value of approximately $283.9 million.

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

Level 3	—	Unobservable inputs based on the entity's own assumptions.

        The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2012				Fair Value as of December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$526,107	$—	$526,107	$—	$609,566	$—	$609,566	$—
Fair value of forward fixed price contracts	48,062	—	48,062	—	23,224	—	23,224	—
Swap agreements and options	179	54	125	—	239	121	118	—
Foreign currency derivatives	145	—	145	—	—	—	—	—
Interest rate cap	35	—	35	—	306	—	306	—
Broker margin deposits	54,726	54,726	—	—	43,935	43,935	—	—
Pension plan	17,158	17,158	—	—	12,487	12,487	—	—

Total	$646,412	$71,938	$574,474	$—	$689,757	$56,543	$633,214	$—

Liabilities:
Obligations on forward fixed price contracts	$(34,474)	$—	$(34,474)	$—	$(19,481)	$—	$(19,481)	$—
Swap agreements and option contracts	(54)	(54)	—	—	(123)	(121)	(2)	—
Interest rate collar and swap	(13,402)	—	(13,402)	—	(16,263)	—	(16,263)	—

Total liabilities	$(47,930)	$(54)	$(47,876)	$—	$(35,867)	$(121)	$(35,746)	$—

        This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership's financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the Partnership's credit facilities approximate fair value due to the variable rate nature of these financial instruments. The fair value of the derivatives used by the Partnership are disclosed in Note 4.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Fair Value Measurements (continued)

        The majority of the Partnership's derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures. Specifically, the fair values of the Partnership's financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership's hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership's interest rate collar, interest rate swap and interest rate cap. The fair value of the foreign currency derivatives is based on broker price quotations. The Partnership has not changed its valuation techniques or inputs during the years ended December 31, 2012 and 2011.

        The fair values of the Partnership's pension plan assets at December 31, 2012 and 2011 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets. The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

        For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 3 for acquired assets and liabilities measured on a non-recurring basis during the fiscal year ended December 31, 2012. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2011.

  Financial Instruments

        The fair value of the Partnership's financial instruments approximated the carrying value as of December 31, 2012 and 2011, in each case due to the short-term nature and the variable interest rate of the financial instruments.

Note 19. Restructuring Charges

        In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives. This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011 and included in restructuring charges in the accompanying consolidated statements of income. No additional charges were recorded for the year ended December 31, 2012. A total of approximately $1.6 million was paid through December 31, 2012.

        The following table presents the changes in the Partnership's restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2011	$1,192
Cash payments	(790)

Balance at December 31, 2012	$402

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

  Other

        The Partnership received from the Environmental Protection Agency (the "EPA"), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the "Requests for Information") for information under the Clean Air Act. The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt. The Partnership is complying with the Requests for Information. The Partnership does not believe that a violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

        On June 3, 2011, a complaint was filed against Alliance in Hartford, Connecticut Superior Court under the title Syed Sons, Inc., et al. v. Alliance Energy LLC, et al., Hartford Superior Court, Docket No.: HHD-X04-CV-11-6022516S. The complaint was filed by six dealers operating, in the aggregate, 24 properties in connection with Alliance's purchase of gasoline stations from ExxonMobil in February 2011. Also named in the suit were Exxon Mobil Corporation, Citizens Bank, N.A., the Gasoline and Automotive and Service Dealers of America ("GASDA") and Michael J. Fox, the Executive Director of GASDA. The complaint alleged, among other things, failure to comply with the Connecticut franchise statutes and violations of the Connecticut unfair trade practices statute. In April 2012, the action was withdrawn as to Citizens Bank, N.A. On July 3, 2012, five of the plaintiff dealers, who operated in the aggregate, 23 of the 24 properties at issue, executed a Confidential Settlement and Release Agreement (the "July Settlement Agreement") with Alliance and withdrew their action. On March 12, 2013, the remaining plaintiff dealer, who operated a single location at issue, executed a Confidential Settlement and Release Agreement (the "March Settlement Agreement") with Alliance and withdrew their action. Neither the July Settlement Agreement results nor the March Settlement Agreement results had a material adverse effect on the Partnership's operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Non-Cash Investing Activities

        The following presents non-cash investing activities for the year ended December 31, 2012 (in thousands):

Effect of acquisition of Alliance Energy LLC:
Fair value of tangible assets acquired	$(332,779)
Fair value of liabilities assumed	82,935
Fair value of acquired intangible assets	(31,135)
Consideration paid in excess of fair value (goodwill)	(31,432)
Fair value of common units issued	130,513

Net cash paid in connection with the acquisition of Alliance	(181,898)
Effect of acquisition of Mutual Oil Company:
Fair value of tangible assets acquired	(6,302)
Fair value of liabilities assumed	627
Consideration paid in excess of fair value (goodwill)	(1,175)

Net cash paid in connection with the acquisition of Mutual Oil	(6,850)

Total net cash paid in connection with acquisitions	$(188,748)

Non-cash purchase of underground storage tanks	$3,750

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2012
Sales	$3,975,481	$3,916,063	$4,617,194	$5,117,259	$17,625,997
Gross profit	$55,319	$90,675	$82,620	$104,874	$333,488
Net (loss) income	$(1,400)	$18,515	$6,893	$22,735	$46,743
Limited partners' interest in net (loss) income	$(1,508)	$18,206	$6,577	$22,256	$45,531
Basic net (loss) income per limited partner unit (1)	$(0.06)	$0.67	$0.24	$0.81	$1.73
Diluted net (loss) income per limited partner unit (1)	$(0.06)	$0.66	$0.24	$0.81	$1.71
Cash distributions per limited partner unit (2)	$0.50	$0.50	$0.5250	$0.5325	$2.06

	First	Second	Third	Fourth	Total
Year ended December 31, 2011
Sales	$3,551,072	$3,412,148	$3,765,765	$4,106,744	$14,835,729
Gross profit	$56,250	$44,571	$49,279	$59,498	$209,598
Net income (loss) (3)	$8,293	$(848)	$1,858	$10,049	$19,352
Limited partners' interest in net income (loss)	$8,093	$(961)	$1,716	$9,820	$18,668
Basic net income (loss) per limited partner unit (1)	$0.40	$(0.04)	$0.08	$0.46	$0.88
Diluted net income (loss) per limited partner unit (1)	$0.39	$(0.04)	$0.08	$0.45	$0.87
Cash distributions per limited partner unit (2)	$0.50	$0.50	$0.50	$0.50	$2.00

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

Note 23. Subsequent Events

        On March 13, 2013, the board of directors of the General Partner authorized the repurchase of up to 500,000 of its common units in the aggregate to be acquired under the Partnership's Repurchase Program, over an extended period of time, consistent with the General Partner's Obligations (see Note 12). These units are in addition to the common units remaining under the 445,000 common units previously authorized. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

        On February 14, 2013, the Partnership paid a cash distribution of approximately $16.3 million to its common unitholders of record as of the close of business on February 5, 2013.

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GLOBAL PARTNERS LP
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts—accounts receivable	$4,375	$869	$—	$(512)	$4,732
Year ended December 31, 2011
Allowance for doubtful accounts—accounts receivable	$3,799	$1,860	$—	$(1,284)	$4,375
Year ended December 31, 2010
Allowance for doubtful accounts—accounts receivable	$3,006	$1,060	$6	$(273)	$3,799

INDEX TO EXHIBITS

Exhibit Number			Description
2.1	**	—	Contribution Agreement dated November 21, 2011, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 23, 2011).
2.2		—	Exhibit A to Contribution Agreement (Exhibit 2.1), Determination of the Cash Adjustment (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 23, 2011).
2.3	**	—	Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 20, 2013).
3.1		—	Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 15, 2009).
4.1		—	Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2007).
4.2		—	Registration Rights Agreement, dated March 1, 2012, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 7, 2012).
4.3		—	Indenture, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 21, 2013).
10.1		—	Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2005).
10.2		—	Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).
10.3		—	Second Amended and Restated Terminal Storage and Throughput Agreement, dated October 4, 2005 by and among Global Petroleum Corp., Global Companies LLC and Global Montello Group LLC (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 11, 2005).
10.4	^	—	Employment Agreement dated April 19, 2006, by and between Global GP LLC and Thomas J. Hollister (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on May 11, 2006).
10.5	^	—	Employment Agreement dated February 1, 2007, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2007).
10.6		—	Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2007).

Exhibit Number			Description
10.7	^	—	Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.8	^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.9	^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.10		—	Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.11	^	—	Employment Agreement dated December 31, 2008, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2009).
10.12	^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2009).
10.13	^	—	Amendment No. 1 to Employment Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 7, 2009).
10.14	^	—	Amended and Restated Deferred Compensation Agreement dated December 31, 2008, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 7, 2009).
10.15	^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.16	^	—	First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.17	^	—	Amendment No. 1 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 13, 2009).
10.18	^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 13, 2009).
10.19	^	—	Amendment No. 2 to Employment Agreement dated February 4, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 13, 2009).
10.20	^	—	Amendment No. 3 to Employment Agreement dated March 11, 2009, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 13, 2009).
10.21	^	—	Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).

Exhibit Number			Description
10.22	^	—	Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
10.23		—	Amended and Restated Credit Agreement, dated as of May 14, 2010, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents and Banc of America Securities LLC and JP Morgan Securities Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2010).
10.24		—	First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.25		—	Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).
10.26		—	First Amendment to Amended and Restated Credit Agreement, dated as of August 18, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2010).
10.27		—	First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.28		—	Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.29	^	—	Amendment No. 4 to Employment Agreement dated November 2, 2010 by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2010).
10.30	††	—	Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.31		—	Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).

Exhibit Number			Description
10.32		—	Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2010, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 21, 2011).
10.33	^	—	Employment Agreement dated as of January 1, 2012, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2012).
10.34	^	—	Amendment No. 5 to Employment Agreement dated December 31, 2011, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 6, 2012).
10.35		—	Third Amendment to Amended and Restated Credit Agreement, dated as of January 13, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 19, 2012).
10.36		—	Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp. and Global Energy Marketing LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2012).
10.37		—	Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.38	^	—	Employment Agreement dated March 1, 2012, by and between Global GP LLC and Andrew P. Slifka (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 7, 2012).
10.39	^*	—	Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).

Exhibit Number			Description
10.40		—	First Amendment to Amended and Restated Services Agreement, dated as of July 24, 2006, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp. and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2012).
10.41		—	Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).
10.42		—	Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).
10.43	^	—	General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).
10.44		—	Fifth Amendment to Amended and Restated Credit Agreement, dated as of September 7, 2012, by and among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC and Alliance Energy LLC as borrowers, Global Partners LP and Global GP LLC, as guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent, Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 13, 2012).
10.45		—	Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 3, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2012).
10.46		—	Seventh Amendment to Amended and Restated Credit Agreement, dated as of October 12, 2012, by and among the Borrowers, the Guarantors, the Lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and Societe Generale, Standard Chartered Bank, Wells Fargo Bank, N.A. and RBS Citizens, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 18, 2012).
10.47		—	Second Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated November 14, 2012, among Global Petroleum Corp., Global Companies LLC, Glen Hes and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2012).
10.48		—	Eighth Amendment and Joinder to Amended and Restated Credit Agreement and Amendment to Security Agreement, dated as of November 16, 2012, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 20, 2012).

Exhibit Number			Description
10.49		—	Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2012).
10.50		—	Note Purchase Agreement, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2013).
21.1	*	—	List of Subsidiaries of Global Partners LP.
23.1	*	—	Consent of Ernst & Young LLP.
31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101	*	—	The following financial information from Global Partner's LP's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Partners' Equity and (vi) Notes to Consolidated Financial Statements.

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