Form 10-Q
period 2013-03-31
GLOBAL PARTNERS LP
filed 2013-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

`Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of May 6, 2013.

Item 1.         Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,938	$5,977
Accounts receivable, net	842,875	696,762
Accounts receivable—affiliates	1,355	1,307
Inventories	432,578	634,667
Brokerage margin deposits	28,429	54,726
Fair value of forward fixed price contracts	18,339	48,062
Prepaid expenses and other current assets	51,269	65,432
Total current assets	1,387,783	1,506,933

Property and equipment, net	784,724	712,322
Goodwill	107,581	32,326
Intangible assets, net	134,608	60,822
Other assets	18,951	17,349
Total assets	$2,433,647	$2,329,752

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$947,555	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,337	4,341
Trustee taxes payable	78,995	91,494
Accrued expenses and other current liabilities	54,798	71,442
Obligations on forward fixed price contracts	4,080	34,474
Total current liabilities	1,204,765	1,045,195

Working capital revolving credit facility—less current portion	201,500	340,754
Revolving credit facility	399,700	422,000
Senior notes	67,953	—
Environmental liabilities—less current portion	38,895	39,831
Other long-term liabilities	43,973	45,511
Total liabilities	1,956,786	1,893,291

Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,393,786 outstanding at March 31, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	455,093	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at March 31, 2013 and December 31, 2012)	(311)	(407)
Accumulated other comprehensive loss	(17,431)	(19,670)
Total Global Partners LP equity	437,351	436,461
Noncontrolling interest	39,510	—
Total partners’ equity	476,861	436,461
Total liabilities and partners’ equity	$2,433,647	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$5,589,190	$3,975,481
Cost of sales	5,493,338	3,920,162
Gross profit	95,852	55,319

Costs and operating expenses:
Selling, general and administrative expenses	26,760	22,467
Operating expenses	43,340	23,358
Amortization expense	4,376	1,574
Total costs and operating expenses	74,476	47,399

Operating income	21,376	7,920

Interest expense	(8,916)	(9,320)

Income (loss) before income tax benefit	12,460	(1,400)

Income tax benefit	1,875	—

Net income (loss)	14,335	(1,400)

Net loss attributable to noncontrolling interest	490	—

Net income (loss) attributable to Global Partners LP	14,825	(1,400)

Less: General partner’s interest in net income (loss), including incentive distribution rights	(806)	(108)

Limited partners’ interest in net income (loss)	$14,019	$(1,508)

Basic net income (loss) per limited partner unit	$0.51	$(0.06)

Diluted net income (loss) per limited partner unit	$0.51	$(0.06)

Basic weighted average limited partner units outstanding	27,323	23,555

Diluted weighted average limited partner units outstanding	27,420	23,727

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$14,335	$(1,400)
Other comprehensive income:
Change in fair value of cash flow hedges	1,473	731
Change in pension liability	766	298
Total other comprehensive income	2,239	1,029
Comprehensive income (loss)	16,574	(371)
Comprehensive loss attributable to noncontrolling interest	490	—
Comprehensive income (loss) attributable to Global Partners LP	$17,064	$(371)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$14,335	$(1,400)
Adjustments to reconcile net income (loss) to net provided by (cash used) in operating activities:
Depreciation and amortization	16,691	9,216
Amortization of deferred financing fees	1,571	1,314
Amortization of senior notes discount	53	—
Bad debt expense	1,479	90
Stock-based compensation expense	104	(72)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	(145,293)	97,863
Accounts receivable – affiliate	(48)	969
Inventories	202,606	3,705
Broker margin deposits	26,297	6,960
Prepaid expenses, all other current assets and other assets	11,154	(1,447)
Accounts payable	185,103	(149,113)
Trustee taxes payable	(12,499)	7,115
Change in fair value of forward fixed price contracts	(671)	(9,965)
Accrued expenses, all other current liabilities and other long-term liabilities	(18,104)	(6,998)
Net cash provided by (used in) operating activities	282,778	(41,763)

Cash flows from investing activities
Acquisitions	(185,281)	(184,505)
Capital expenditures	(12,258)	(5,184)
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(197,139)	(189,689)

Cash flows from financing activities
(Payments on) borrowings from working capital revolving credit facility	(223,000)	53,700
(Payments on) borrowings from revolving credit facility	(22,300)	192,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchased units withheld for tax obligations	—	(96)
Distributions to partners	(16,278)	(11,018)
Net cash (used in) provided by financing activities	(78,678)	234,586

Increase in cash and cash equivalents	6,961	3,134
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$12,938	$7,462

Supplemental information
Cash paid during the period for interest	$8,176	$9,242

Non-cash investing activities (see Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net income (loss)	14,019	806	—	(490)	14,335
Acquisition of noncontrolling interest	—	—	—	40,000	40,000
Other comprehensive income	—	—	2,239	—	2,239
Stock-based compensation	104	—	—	—	104
Distributions to partners	(15,636)	(710)	—	—	(16,346)
Phantom unit dividends	68	—	—	—	68
Balance at March 31, 2013	$455,093	$(311)	$(17,431)	$39,510	$476,861

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of March 31, 2013, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp., Global Energy Marketing II LLC, Global CNG LLC and Cascade Kelly Holdings LLC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts.  The Partnership owns and controls terminals in North Dakota and Oregon that extend its origin-to-destination capabilities.  The Partnership also owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is a major multi-brand gasoline distributor and has a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership is also a distributor of natural gas.  In addition, the Partnership provides ancillary services to companies and receives revenue from these ancillary services and from retail sales of gasoline, convenience store sales and gasoline station rental income.

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

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload LLC (“Basin Transload), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 2.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2013, affiliates of the General Partner, including its directors and executive officers, owned 11,546,993 common units, representing a 42.1% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the two months ended March 31, 2013 and of Cascade Kelly for the one and one-half months ended March 31, 2013 are included in the accompanying statements of operations for the three months ended March 31, 2013.  The Partnership consolidated the March 31, 2013 balance sheet of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Noncontrolling Interest

These financial statements reflect the application of ASC 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

The Partnership acquired a 60% interest in Basin Transload on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as noncontrolling interest in the accompanying consolidated balance sheet and statement of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended March 31,
	2013	2012
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	53%	59%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil and natural gas sales	47%	41%
Total	100%	100%

The Partnership had two significant customers, ExxonMobil Corporation (“ExxonMobil”) and Phillips 66 (“Phillips 66”), which accounted for approximately 13% and 14%, respectively, of total sales for the three months ended March 31, 2013.  The Partnership had one significant customer, ExxonMobil, which accounted for approximately 16% of total sales for the three months ended March 31, 2012.

Note 2.                     Business Combinations

2013 Acquisitions

Acquisition of Basin Transload LLC

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, with a combined rail loading capacity of 160,000 barrels per day.  The purchase price, including expenditures related to certain capital expansion projects, was approximately $91.1 million which the Partnership financed with borrowings under its credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of its membership interest in Basin Transload subsequent to the acquisition date.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	28,016
Intangibles	78,163
Total identifiable assets purchased	108,250
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	106,924
Noncontrolling interest	(40,000)
Goodwill	24,178
Net assets acquired	$91,102

Management is currently in the process of evaluating the purchase price accounting.  The Partnership has engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment.  This valuation is in the early stages, and the fair value estimated for property and equipment in the table above of $28.0 million was developed by management based on their estimates, assumptions and acquisition history.  The fair value of $78.2 million assigned to the intangibles, primarily customer relationships, was estimated by management based on their estimates, assumptions and acquisition history and will be supported by a third-party valuation firm.

The fair value of the noncontrolling interest has been primarily developed by management based on the fair value of the acquired business as a whole, reduced by the consideration paid by management to obtain control.  This fair value of the business was estimated based on the fair value of Basin Transload’s net assets and applying a reasonable control premium.

The fair values of the remaining Basin Transload assets and liabilities noted above approximate their carrying values at February 1, 2013.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon on their estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership amortizes these intangible assets over their estimated useful lives which is consistent with the estimated undiscounted future cash flows of these assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over five years.  For the three months ended March 31, 2013, amortization expense amounted to $2.6 million.  The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2013 (2/1/13 – 12/31/13)	$14,300
2014	15,600
2015	15,600
2016	15,600
2017	15,600
Thereafter	1,463
Total	$78,163

The $24.2 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

Acquisition of Cascade Kelly Holdings LLC

On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership’s unsecured 8.00% senior notes due 2018 (see Note 6).  The transaction includes a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.  Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Cascade Kelly subsequent to the acquisition date.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$296
Inventory	517
Prepaid expenses	96
Property and equipment	45,100
Total identifiable assets purchased	46,009
Liabilities assumed:
Accounts payable	(1,428)
Other current liabilities	(1,479)
Total liabilities assumed	(2,907)
Net identifiable assets acquired	43,102
Goodwill	51,077
Net assets acquired	$94,179

Management is currently in the process of evaluating the purchase price accounting.  The Partnership has engaged a third-party valuation firm to assist in the valuation of Cascade Kelly’s property and equipment and possible intangible assets.  This valuation is in the early stages, and the fair value estimated for property and equipment in the table above of $45.1 million was developed by management based on their estimates, assumptions and acquisition history.

The fair values of the remaining Cascade Kelly assets and liabilities noted above approximate their carrying values at February 15, 2013.  It is possible that once the Partnership receives the completed valuations on the property and equipment, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, if any, based upon on their estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

The $51.7 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is primarily attributed to the crude oil facility and, to a lesser extent, the ethanol plant, which will strategically enhance the Partnership’s network of origin and destination assets and extend the Partnership’s virtual pipeline to the West Coast.  The goodwill is deductible for income tax purposes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

2012 Acquisition

Alliance Energy LLC—On March 1, 2012, pursuant to a Contribution Agreement between the Partnership and AE Holdings (the “Contribution Agreement”), the Partnership acquired from AE Holdings 100% of the outstanding membership interests in Alliance, a gasoline distributor and operator of gasoline stations and convenience stores.  The aggregate purchase price of the acquisition was approximately $312.4 million, consisting of both cash and non-cash components.  Alliance was an affiliate of the Partnership as Alliance was owned by AE Holdings which is approximately 95% owned by members of the Slifka family.  Both the Partnership and Alliance shared certain common directors.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Alliance subsequent to the acquisition date.

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

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis (see Note 11).  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from an independent third party.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the Gasoline Distribution and Station Operations reporting unit.

Goodwill — The following represents the changes in goodwill from the year ended December 31, 2012 to the current date (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	March 31,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	24,178	24,178
Acquisition of Cascade Kelly (2)	—	51,077	51,077
Total	$32,326	$75,255	$107,581

(1)                Goodwill allocated to the Gasoline Distribution and Station Operations reporting unit

(2)                Goodwill allocated to the Wholesale reporting unit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

Supplemental Pro-Forma Information — Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from February 1, 2013, the acquisition date, and for Cascade Kelly from February 15, 2013, the acquisition date, through the period ended March 31, 2013 were immaterial.  Accordingly, the supplemental pro-forma information for the three months ended March 31, 2013 is consistent with the amounts reported in the accompanying statement of operations for the three months ended March 31, 2013.

The following unaudited pro-forma information for 2012 presents the consolidated results of operations of the Partnership as if the acquisitions of Basin Transload, Cascade Kelly and Alliance occurred at the beginning of the period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

Three Months Ended March 31,
2012
Sales	$4,214,795
Net loss	$(16,973)
Net loss per limited partner unit, basic and diluted	$(0.62)

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

At March 31, 2013 and December 31, 2012, common units outstanding as reported in the accompanying consolidated financial statements excluded 36,777 and 119,915 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (loss) attributable to Global Partners LP (1)	$14,825	$14,019	$806	$—	$(1,400)	$(1,508)	$108	$—

Declared distribution	$16,796	$15,979	$134	$683	$13,986	$13,716	$115	$155
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	16,796	15,979	134	683	12,057	11,787	115	155
Assumed allocation of undistributed net income	(1,971)	(1,960)	(11)	—	(13,457)	(13,295)	(162)	—
Assumed allocation of net income (loss)	$14,825	$14,019	$123	$683	$(1,400)	$(1,508)	$(47)	$155

Denominator:
Basic weighted average limited partner units outstanding		27,323				23,555
Dilutive effect of phantom units		97				172
Diluted weighted average limited partner units outstanding		27,420				23,727

Basic net income (loss) per limited partner unit		$0.51				$(0.06)
Diluted net income (loss) per limited partner unit		$0.51				$(0.06)

(1)             Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance.  As a result, the general partner interest was 0.83% for the three months ended March 31, 2013 and, based on a weighted average, 0.97% for the three months ended March 31, 2012.

(2)             In connection with the acquisition of Alliance on March 1, 2012 and the issuance of 5,850,000 common units, the Contribution Agreement provided that any declared distribution for the first quarter of 2012 reflect the seller’s actual period of ownership during that quarter.  The payment by the seller of $1.9 million reflects the timing of the transaction (March 1), the seller’s 31 days of actual unit ownership in the 91 days of the quarter and the net receipt by seller ($1.0 million) of a pro-rated portion of the quarterly cash distribution of $0.50 per unit paid on the issued 5,850,000 common units.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Inventories

Except for its convenience store inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts.  These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.  Inventory from Cascade Kelly was nominal at March 31, 2013 and is carried at the lower of cost or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$107,272	$235,029
Gasoline	102,928	144,269
Gasoline blendstocks	71,424	139,316
Residual oil and crude oil	143,868	109,423
Propane and other	855	—
Convenience store inventory	6,231	6,630
Total	$432,578	$634,667

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $159.3 million and $120.9 million at March 31, 2013 and December 31, 2012, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $173.5 million and $139.5 million at March 31, 2013 and December 31, 2012, respectively.  Exchange transactions are valued using current inventory levels.

Note 5.                     Derivative Financial Instruments

Accounting and reporting guidance for derivative instruments and hedging activities requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value.  Changes in the fair value of the derivative are to be recognized currently in earnings, unless specific hedge accounting criteria are met.  The Partnership principally uses derivative instruments to hedge the commodity risk associated with its inventory and product purchases and sales and to hedge variable interest rates associated with the Partnership’s credit facilities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2013:

	Units (1)	Unit of Measure

Futures Contracts
Long	14,085	Thousands of barrels
Short	(17,646)	Thousands of barrels

Natural Gas Contracts
Long	7,068	Thousands of decatherms
Short	(7,068)	Thousands of decatherms

Interest Rate Collar	$100.0	Millions of U.S. dollars
Interest Rate Swap	$100.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$30.5	Millions of Canadian dollars
	$29.9	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.0181 to USD $1.00.

Fair Value Hedges

The Partnership enters into futures contracts in the normal course of business to reduce the risk of loss of inventory value, which could result from fluctuations in market prices.  These futures contracts are designated as fair value hedges against the inventory with specific futures contracts matched to specific barrels of inventory.  As a result of the Partnership’s hedge designation on these transactions, the futures contracts are recorded on the Partnership’s consolidated balance sheet and marked to market through the use of independent markets based on the prevailing market prices of such instruments at the date of valuation.  Likewise, the underlying inventory being hedged is also marked to market.  Changes in the fair value of the futures contracts, as well as the change in the fair value of the hedged inventory, are recognized in the consolidated statement of income through cost of sales.  These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at March 31, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives in Fair Value	Recognized in	March 31,
Hedging Relationships	Income on Derivatives	2013	2012

Futures contracts	Cost of sales	$(10,384)	$(89,878)

		Amount of Gain (Loss)
		Recognized in Income on
		Hedged Items
	Location of Gain (Loss)	Three Months Ended
Hedged Items in Fair Value	Recognized in Income	March 31,
Hedge Relationships	on Hedged Item	2013	2012

Inventories	Cost of sales	$10,396	$89,957

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

In September 2008, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

In October 2009, the Partnership executed an interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 3.93%.

In April 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands):

		March 31,	December 31,
Derivatives Designated as	Balance Sheet	2013	2012
Hedging Instruments	Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$30	$35

Liability derivatives
Interest rate collar	Other long-term liabilities	$1,253	$1,868
Interest rate swap	Other long-term liabilities	10,671	11,534
Total liability derivatives		$11,924	$13,402

The following table presents the amount of gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three months ended March 31, 2013 and 2012 (in thousands):

			Recognized in Income
	Amount of Gain (Loss)		on Derivatives
	Recognized in Other		(Ineffectiveness Portion
	Comprehensive Income		and Amount Excluded
	on Derivatives		from Effectiveness Testing)
	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2013	2012	2013	2012

Interest rate collars	$615	$315	$—	$—
Interest rate swap	863	439	—	—
Interest rate cap	(5)	(23)	—	—
Total	$1,473	$731	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three months ended March 30, 2013 and 2012.  The effective portion related to the interest rate collar that was originally reported in other comprehensive income and reclassified to earnings was $0.6 million for each of the three months ended March 31, 2013 and 2012.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three months ended March 31, 2013 and 2012.

Other Derivative Activity

The Partnership uses futures contracts, and occasionally swap agreements, to hedge its commodity exposure under forward fixed price purchase and sale commitments on its products.  These derivatives are not designated by the Partnership as either fair value hedges or cash flow hedges.  Rather, the forward fixed price purchase and sales commitments, which meet the definition of a derivative, are reflected in the Partnership’s consolidated balance sheet.  The related futures contracts (and swaps, if applicable) are also reflected in the Partnership’s consolidated balance sheet, thereby creating an economic hedge.  Changes in the fair value of the futures contracts (and swaps, if applicable), as well as offsetting gains or losses due to the change in the fair value of forward fixed price purchase and sale commitments, are recognized in the consolidated statement of operations through cost of sales.  These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

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

The Partnership also markets and sells natural gas by entering into forward purchase commitments for natural gas when it enters into arrangements for the forward sale commitment of product for physical delivery to third-party users.  The Partnership reflects the fair value of forward fixed purchase and sales commitments in its consolidated balance sheet.  Changes in the fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of operations through cost of sales.

During the three months ended March 31, 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases.  These forward contracts are not designated and are reflected in the consolidated balance sheet.  Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership’s futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at March 31, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at March 31, 2013 and December 31, 2012 (in thousands):

			March 31,	December 31,
		Balance Sheet	2013	2012
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$12,435	$131
	Crude Oil	(1)	4,654	15,127
	Residual Oil	(1)	—	285
Total forward purchase commitments			17,089	15,543

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	—	30,928
	Distillates	(1)	—	—
	Natural Gas	(1)	1,250	1,591
Total forward sales commitments			1,250	32,519
Total forward fixed price contracts			18,339	48,062

Foreign currency forward contract	Foreign Denominated Sales	(2)	—	145
Total asset derivatives			$18,339	$48,207

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(3)	$—	$27,604
	Residual Oil	(3)	288	—
	Distillates	(3)	85	2,171
	Natural Gas	(3)	1,239	1,576
Total forward purchase commitments			1,612	31,351

Forward sales commitments	Gasoline and Gasoline Blendstocks	(3)	552	173
	Distillates	(3)	1,916	2,950
Total forward sales commitments			2,468	3,123
Total obligations on forward fixed price contracts			4,080	34,474

Foreign currency forward contract	Foreign Denominated Sales	(4)	175	—
			$4,255	$34,474

(1)          Fair value of forward fixed price contracts

(2)          Prepaid expenses and other current assets

(3)          Obligations on forward fixed price contracts

(4)          Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in	March 31,	March 31,
Hedging Instruments	Income on Derivatives	2013	2012

Product contracts	Cost of sales	$666	$1,732
Foreign currency contracts	Cost of sales	(321)	—
Total		$345	$1,732

Credit Risk

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

Note 6.                     Debt

Credit Agreement

The Partnership entered into an Amended and Restated Credit Agreement dated May 14, 2010, as amended (the “Credit Agreement”).  Total available commitments under the Credit Agreement are $1.615 billion.  The Credit Agreement will mature on May 14, 2015.

As of March 31, 2013, there were three facilities under the Credit Agreement:

•       a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.0 billion;

•       a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes; and

•       a $115.0 million term loan that will mature on January 31, 2014.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility or both by up to another $250.0 million, in the aggregate, for a total credit facility of up to $1.865 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $5.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.615 billion.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.615 billion.

Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer (the “Receivables Sales Agreement”).  Also pursuant to the Credit Agreement, the Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only to the extent that (i) no Default or Event of Default (as such terms are defined in the Credit Agreement) has occurred and is continuing or would exist after giving effect to any such sale or transfer; (ii) such accounts receivable are sold for cash; (iii) the cash purchase price to be paid to the selling Loan Party for each account receivable is not less than the amount of credit such Loan Party would have been able to get for such account receivable had such account receivable been included in the Borrowing Base (as defined in the Credit Agreement) or, to the extent such account receivable is not otherwise eligible to be included in the Borrowing Base, then the cash purchase price to be paid is not less than 85% of the face amount of such account receivable; (iv) such account receivable is sold pursuant to a Receivables Sales Agreement; (v) the Loan Parties have complied with the notice requirement set forth in the Credit Agreement; (vi) neither the AR Buyer nor the Administrative Agent has delivered any notice of a termination event; (vii) the aggregate amount of the accounts receivable sold to one or more AR Buyers which has not yet been collected will not exceed $75.0 million at any time; and (viii) the cash proceeds received from the applicable Loan Party in connection with such sale will be used to immediately repay any outstanding WC Loans (as defined in the Credit Agreement).

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

Commencing November 16, 2012, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement).  From January 1, 2012 through November 15, 2012, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in the Credit Agreement, which in turn depended upon the Utilization Amount (as defined in the Credit Agreement).

Commencing November 16, 2012, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).  From January 1, 2012 through November 15, 2012, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in the Credit Agreement, which in turn depended upon the Combined Total Leverage Ratio (as defined in the Credit Agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Borrowings under the term loan bear interest at either the Eurodollar rate or the cost of funds rate, in each case plus 3.50%, or the base rate plus 2.50%.

The average interest rate for the Credit Agreement was 4.0% for each of the three months ended March 31, 2013 and 2012.

The Partnership currently has a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Partnership incurs a letter of credit fee of 2.00% – 2.50% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $201.5 million and $340.8 million at March 31, 2013 and December 31, 2012, respectively, representing the amounts expected to be outstanding during entire the year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $0 million and $83.7 million at March 31, 2013 and December 31, 2012, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of March 31, 2013, the Partnership had total borrowings outstanding under the Credit Agreement of $716.2 million, including $399.7 million outstanding on the revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, the Partnership had outstanding letters of credit of $343.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit at March 31, 2013 and December 31, 2012 was $555.0 million and $218.9 million, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly owned subsidiaries and is guaranteed by the General Partner.  The Credit Agreement imposes certain requirements including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  Effective March 29, 2013, the Credit Agreement was amended to revise the definition of Combined Working Capital to be consistent with the intention of the parties at the time of the effectiveness of the Ninth Amendment to Amended and Restated Credit Agreement by providing that the aggregate amount of all term loans outstanding under the Credit Agreement are not deemed Combined Current Liabilities under the Credit Agreement.  The Partnership was in compliance with the foregoing covenants at March 31, 2013.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Senior Notes

On February 14, 2013, the Partnership entered into a Note Purchase Agreement (the “Purchase Agreement”) with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by the Partnership to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.00% Senior Notes due 2018 (the “Notes”). The Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

Closing of the offering occurred on February 14, 2013.  The Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to the Partnership of approximately $67.9 million.  Additionally, the Partnership separately paid fees and offering expenses.  The discount of $2.1 million at issuance will be accreted as additional interest over the expected term on the Notes.  On February 15, 2013, the Partnership used the net proceeds from the offering, after paying fees and offering expenses, together with a portion of the $115.0 million term loan to finance its acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among the Partnership, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes will accrue from February 14, 2013 and be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

The Notes are guaranteed on a senior, unsecured basis by certain of the Partnership’s wholly owned subsidiaries.  The Indenture contains covenants that are no more restrictive to the Partnership in the aggregate than the terms, conditions, covenants and defaults contained in its Credit Agreement and will limit the Partnership’s ability to, among other things, incur additional indebtedness, make distributions to equity owners, make certain investments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement.  The Partnership capitalized deferred financing fees of $5.1 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense of approximately $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015 with annual renewal options thereafter, is accounted for as an operating lease.  The expenses under this agreement totaled approximately $2.3 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three month periods ended March 31, 2013 and 2012.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2013, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $31,000 for the three months ended March 31, 2012.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of March 31, 2013, no such notice of termination was given by AE Holdings.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $40.6 million for the three months ended March 31, 2012.

In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gasoline stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $433,000 and $250,000, respectively, for the three months ended March 31, 2012.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $13.8 million and $9.7 million for the three months ended March 31, 2013 and 2012, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions (continued)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2013	2012
Receivables from GPC	$285	$275
Receivables from the General Partner (1)	1,070	1,032
Total	$1,355	$1,307

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

The Partnership paid the following cash distribution during 2013 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/13 (1)	$0.57	$15,636	$131	$579	$16,346

(1)          This distribution of $0.57 per unit resulted in the Partnership exceeding its second target level distribution for the fourth quarter of 2012.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 24, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5825 per unit ($2.33 per unit on an annualized basis) for the period from January 1, 2013 through March 31, 2013.  On May 15, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 6, 2013.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended March 31, 2013.

Note 9.                     Segment Reporting

The Partnership engages in the distribution of refined petroleum products, renewable fuels, crude oil and natural gas.  The Partnership’s operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) and include Wholesale, Gasoline Distribution and Station Operations and Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three months ended March 31, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels.  The Partnership sells home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors.  The Partnership also sells and transports crude oil to refiners.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast and West Coast in barges.  Additionally, ethanol is shipped primarily by rail and by barge.  The results of Basin Transload and Cascade Kelly, both acquired in February 2013 (see Note 2), are included in the Wholesale segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

In the Gasoline Distribution and Station Operations reporting segment, the Partnership sells branded and unbranded gasoline to gasoline stations and other sub-jobbers.  This segment also includes gasoline, convenience store, car wash and other ancillary sales at the Partnership’s directly operated stores, as well as rental income from dealer leased or commission agent leased gasoline stations.

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

Commercial segment end user customers include federal and state agencies, municipalities, large industrial companies, many autonomous authorities such as transportation authorities and water resource authorities, colleges and universities and a group of small utilities.  In the Commercial segment, the Partnership generally arranges the delivery of the product to the customer’s designated location.  The Partnership typically hires third-party common carriers to deliver the product.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,201,469	$1,851,985
Other oils and related products (1)	2,316,519	1,428,323
Total	$4,517,988	$3,280,308
Net product margin
Gasoline and gasoline blendstocks	$9,613	$18,739
Other oils and related products (1)	41,567	14,453
Total	$51,180	$33,192
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$745,590	$466,477
Station operations (2)	31,608	19,641
Total	$777,198	$486,118
Net product margin
Gasoline	$28,193	$12,203
Station operations (2)	17,836	10,960
Total	$46,029	$23,163
Commercial Segment:
Sales	$294,004	$209,055
Net product margin	$10,425	$6,200
Combined sales and net product margin:
Sales	$5,589,190	$3,975,481
Net product margin (3)	$107,634	$62,555
Depreciation allocated to cost of sales	11,782	7,236
Combined gross profit	$95,852	$55,319

(1)          Other oils and related products primarily consist of distillates, residual oil and crude oil and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 2).

(2)          Station operations primarily consist of convenience store sales at the Partnership’s directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

(3)          Net product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s business.  The table above includes a reconciliation of net product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Combined gross profit	$95,852	$55,319
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	26,760	22,467
Operating expenses	43,340	23,358
Amortization expense	4,376	1,574
Total operating costs and expenses	74,476	47,399
Operating income	21,376	7,920
Interest expense	(8,916)	(9,320)
Income tax benefit	1,875	—
Net income (loss)	14,335	(1,400)
Net loss attributable to noncontrolling interest	490	—
Net income (loss) attributable to Global Partners LP	$14,825	$(1,400)

There were no foreign sales for the three months ended March 31, 2013 and 2012.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisition of Cascade Kelly in February 2013, the Partnership acquired assets of approximately $97.1 million, of which approximately $45.1 million of property and equipment has primarily been allocated to the Wholesale segment as of the acquisition date.  As of March 31, 2013, these assets had a net book value of approximately $44.5 million.

In connection with its acquisition of a 60% membership interest in Basin Transload in February 2013, the Partnership acquired assets of approximately $132.4 million, of which approximately $28.0 million of property and equipment has primarily been allocated to the Wholesale segment as of the acquisition date.  As of March 31, 2013, these assets had a net book value of approximately $27.2 million.

In connection with its acquisitions of retail gasoline stations from Alliance in March 2012 and ExxonMobil in September 2010, the Partnership acquired assets of approximately $627.6 million, of which approximately $465.8 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the respective acquisition date.  As of March 31, 2013, these assets had a collective net book value of approximately $504.1 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31	December 31,
	2013	2012
Buildings and improvements	$567,754	$498,984
Land	289,466	289,903
Fixtures and equipment	17,597	14,554
Construction in process	30,959	17,809
Capitalized internal use software	5,941	5,847
Total property and equipment	911,717	827,097
Less accumulated depreciation	(126,993)	(114,775)
Total	$784,724	$712,322

The net increase of approximately $84.6 million in total property and equipment at March 31, 2013 was primarily due to the Partnership’s acquisitions of its membership interest in Basin Transload and Cascade Kelly (see Note 2).

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

In connection with the December 2012 acquisition of six New England gasoline stations from Mutual Oil, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

In connection with the March 2012 acquisition of Alliance, the Partnership assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation.  Based on reports from environmental engineers, the Partnership’s estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time.  Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil, the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2013 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	March 31
Environmental Liability Related to:	2012	2013	2013	Adjustments	2013
ExxonMobil Gasoline Stations	$26,610	$(468)	$(100)	$245	$26,287
Alliance Gasoline Stations	14,984	(160)	(453)	—	14,371
Mutual Oil	625	—	—	—	625
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	347	(4)	—	—	343
Albany	106	—	—	—	106
Total environmental liabilities	$44,172	$(632)	$(553)	$245	$43,232

Current portion	$4,341				$4,337
Long-term portion	39,831				38,895
Total environmental liabilities	$44,172				$43,232

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligation through divestures of sites and the possibility of existing legal claims giving rise to additional claims.  Dispositions generally represent relief of legal obligation through the sale of the related property.  Other adjustments generally represent changes in estimates for existing obligations.  Therefore, although the Partnership believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership has recorded approximately $1.9 million in total asset retirement obligations which are included in other long-term liabilities in the accompanying balance sheet at March 31, 2013.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value as of March 31, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$336,558	$—	$336,558	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	18,339	—	13,685	4,654	48,062	—	48,062	—
Swap agreements and options	353	21	332	—	179	54	125	—
Foreign currency derivatives	—	—	—	—	145	—	145	—
Interest rate cap	30	—	30	—	35	—	35	—
Broker margin deposits	28,429	28,429	—	—	54,726	54,726	—	—
Pension plan	17,795	17,795	—	—	17,158	17,158	—	—
Total	$401,504	$46,245	$350,605	$4,654	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(4,080)	$—	$(4,080)	$—	$(34,474)	$—	$(34,474)	$—
Swap agreements and option contracts	(24)	(21)	(3)	—	(54)	(54)	—	—
Interest rate collar and swap	(11,924)	—	(11,924)	—	(13,402)	—	(13,402)
Foreign currency derivatives	(175)	—	(175)	—	—	—	—	—
Total liabilities	$(16,203)	$(21)	$(16,182)	$—	$(47,930)	$(54)	$(47,876)	$—

This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.  The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.  The carrying value of the Partnership’s credit facilities approximate fair value due to the variable rate nature of these financial instruments.  The fair values of the derivatives used by the Partnership are disclosed in Note 5.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives is based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2013.

The fair value for certain of the Partnership’s forward fixed price contracts are derived from a combination of quoted NYMEX market commodity prices as well as significant unobservable inputs (Level 3), including assumptions where there is little, if any, market activity.  The unobservable inputs used in the measurement of the Partnership’s forward fixed price contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at March 31, 2013:

Assets
Fair value at December 31, 2012	$—
Reclass of Level 2 inputs	15,127
Change in fair value recorded in Cost of Sales	(10,473)
Fair value at March 31, 2013	$4,654

The fair values of the Partnership’s pension plan assets at March 31, 2013 and December 31, 2012 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets. The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarters ended March 31, 2013 and 2012.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of March 31, 2013 and December 31, 2012, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Income Taxes (continued)

Substantially all of the Partnership’s income is “qualifying income” for federal income tax purposes and, therefore, is not subject to federal income taxes at the partnership level.  Accordingly, no provision has been made for income taxes on the qualifying income in the Partnership’s financial statements.  Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership’s agreement of limited partnership.  Individual unitholders have different investment basis depending upon the timing and price at which they acquired their common units.  Further, each unitholder’s tax accounting, which is partially dependent upon the unitholder’s tax position, differs from the accounting followed in the Partnership’s consolidated financial statements.  Accordingly, the aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each unitholder’s tax attributes in the Partnership is not available to the Partnership.

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes.  Current and deferred income taxes are recognized on the separate earnings of GMG.  The after-tax earnings of GMG are included in the earnings of the Partnership.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years.  Adjustments based on filed returns are recorded when identified.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.              Restructuring Charges

In July 2011, the Partnership implemented a reduction in workforce as part of its cost reduction initiatives.  This reduction in workforce resulted in a restructuring charge to expense of approximately $2.0 million, principally for separation and outplacement costs, and was recorded for the year ended December 31, 2011.  No additional charges were recorded for the three months ended March 31, 2013 and 2012.  A total of approximately $1.6 million was paid through March 31, 2013.

The following table presents the changes in the Partnership’s restructuring liability, included in amounts reported as other current liabilities (in thousands):

Severance
Balance at December 31, 2012	$402
Cash payments	(16)
Balance at March 31, 2013	$386

Note 16.              Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss for the three months ended March 31, 2013 (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2012	$(4,884)	$(14,786)	$(19,670)
Other comprehensive income (loss) before reclassifications of gain (loss)	766	1,473	2,239
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	—	—
Total comprehensive income	766	1,473	2,239
Balance at March 31, 2013	$(4,118)	$(13,313)	$(17,431)

Note 17.              Non-Cash Investing Activities

The following table presents non-cash investing activities for the three months ended March 31, 2012 (in thousands):

Effect of acquisition of Alliance Energy LLC:
Fair value of tangible assets acquired	$(359,195)
Fair value of liabilities assumed	76,784
Fair value of common units issued	130,513
Fair value of acquired intangible assets	(30,000)
Receivable from AE Holdings representing contractual consideration	(2,607)
Net cash paid in connection with the acquisition of Alliance	$(184,505)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18.              New Accounting Standards

Accounting Standards or Updates Recently Adopted

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Other Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Under this standard, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be classified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts.  This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  The Partnership adopted this guidance on January 1, 2013 which did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210):  Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This standard provides additional guidance on the scope of disclosures about offsetting assets and liabilities.  The additional guidance provides that only recognized derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions would be subject to disclosure requirements.  The Partnership adopted this guidance on January 1, 2013 which did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.”  This standard simplifies the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing.  An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test.  The Partnership adopted this guidance on January 1, 2013 which did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Accounting Standards or Updates Not Yet Effective

The Partnership has evaluated the accounting guidance recently issued and as determined that these standards or updates will not have a material impact on its financial position, results of operations or cash flows.

Note 19.              Subsequent Event

On April 24, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5825 per unit ($2.33 per unit on an annualized basis) for the period from January 1, 2013 through March 31, 2013.  On May 15, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 6, 2013.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                     Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions.

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

•                        Our bank credit agreement and the indenture governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements.  A failure to comply with the operating and financial covenants in our credit agreement, the indenture and any future financing agreements could impact our access to bank loans and other sources of financing and restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts.  We own and control terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We also own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are a major multi-brand gasoline distributor and have a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We are also a distributor of natural gas.  In addition, we provide ancillary services to companies and receive revenue from these ancillary services and from retail sales of gasoline, convenience store sales and gasoline station rental income.

We purchase refined petroleum products, renewable fuels and crude oil primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial which are discussed below.

Collectively, we sold approximately $5.6 billion of refined petroleum products, renewable fuels, crude oil and natural gas for the three months ended March 31, 2013.  In addition, we had other revenues of approximately $31.6 million for the three months ended March 31, 2013, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

Like most independent marketers, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, IntercontinentalExchange (“ICE”) or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

Wholesale

We engage in the logistics of gathering, storage, transportation and marketing of refined petroleum products, renewable fuels and crude oil.  In February 2013, we acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, and 100% of the membership interest in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  In January 2013, we signed a five-year contract with Phillips 66 under which we use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region of North Dakota to Phillips 66’s Bayway, New Jersey refinery.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  Our strategically located terminal assets, logistics capabilities, transloading facilities and access to railroad and barge transportation provide a “virtual pipeline” solution for the transportation of crude oil, renewable fuels and other products from the mid-continent region of the United States and Canada to the East and West Coasts.

This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels, home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors, and crude oil to refiners.

Gasoline Distribution and Station Operations

As of March 31, 2013, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations primarily in the Northeast.  In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. which is approximately 95% owned by members of the Slifka family.

On April 26, 2012, we entered into an agreement with Getty Realty Corp. (“Getty Realty”) to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey.  On November 19, 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites, which enables us to supply gasoline to and operate gasoline stations in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County.  The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York metro region.

This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers as well as gasoline, convenience store, car wash and other ancillary sales at our directly operated stores and rental income from dealer leased or commission agent leased retail gasoline stations.

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three months ended March 31, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil and natural gas.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to customers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We receive and move crude oil by rail from the mid-continent region of the United States and Canada to the East and West Coasts and sell it to refiners.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

•            Our business is influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for these products, pricing volatility and the market for such products.  Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins for us which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower retail market price.  A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales.

•            We commit substantial resources to pursuing acquisitions, although there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. Consistent with our business strategy, we are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses.  Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects.  We may be unable to make such accretive acquisitions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable transaction contracts; (2) we are unable to raise financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive.  If any of these events were to occur, our future growth would be limited.  We can give no assurance that our transaction efforts will be successful or that any such transaction will be completed on terms that are favorable to us.

•            The condition of credit markets may adversely affect our liquidity. In the past, world financial markets experienced a severe reduction in the availability of credit.  Possible negative impacts in the future could include a decrease in the availability of borrowings under our credit agreement, increased counterparty credit risk on our derivatives contracts and our contractual counterparties requiring us to provide collateral.  In addition, we could experience a tightening of trade credit from our suppliers.

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

•                  Our gasoline and gasoline blendstocks financial results are seasonal and generally lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute.  Therefore, our results of operations in gasoline and gasoline blendstocks are typically lower in the first and fourth quarters of the calendar year.

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

Net Income Per Diluted Limited Partner Unit

We use net income per diluted limited partner unit to measure our financial performance on a per-unit basis.  Net income per diluted limited partner unit is defined as net income, after deducting the amount allocated to noncontrolling interest, divided by the weighted average number of outstanding diluted common units, or limited partner units, during the period.

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

Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013, we experienced the following:

•            For the first quarter of 2013, we recognized Alliance’s results for a full three month period compared to one month in 2012 as we acquired Alliance on March 1, 2012.

•            In our Wholesale segment, in part through the acquisitions of a 60% membership interest in Basin Transload and a 100% membership interest in Cascade Kelly, we continued our expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil which improved our Wholesale segment net product margin.

•            In our Gasoline Distribution and Station Operations segment, declining gasoline prices typically improve our gasoline net product margins and rising gasoline prices typically compress our gasoline net product margins.  Gasoline prices increased for most of the first quarter of 2013 which had a negative impact on our net product margins in our gasoline distribution business.

•            Temperatures for the three months ended March 31, 2013 were 22% colder than the same period in 2012 which improved our Wholesale and Commercial net product margins.

•            Our wholesale gasoline and gasoline blendstocks business was negatively impacted by tighter margins related to market conditions which reduced our gasoline and gasoline blendstocks wholesale net product margin for the three months ended March 31, 2013.

•            During the first quarter of 2013, we continued to expand our wholesale gasoline and gasoline blendstocks and distillates businesses by expanding terminal throughput and sales locations at third-party facilities across the country.

•            Our net product margins for the three months ended March 31, 2013 and 2012 were also affected by a variety of other factors, such as movement of products between foreign locales and the United States, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to Global Partners LP	$14,825	$(1,400)

Net income (loss) per diluted partner unit (1)	$0.51	$(0.06)

EBITDA (2)	$38,770	$18,450

Distributable cash flow (3)	$26,574	$7,068

Wholesale Segment:
Volume (gallons)	1,557,213	1,128,844
Sales
Gasoline and gasoline blendstocks	$2,201,469	$1,851,985
Other oils and related products (4)	2,316,519	1,428,323
Total	$4,517,988	$3,280,308
Net product margin
Gasoline and gasoline blendstocks	$9,913	$18,739
Other oils and related products (4)	41,567	14,453
Total	$51,180	$33,192
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	264,567	141,222
Sales
Gasoline	$745,590	$466,477
Station operations (5)	31,608	19,641
Total	$777,198	$486,118
Net product margin
Gasoline	$28,193	$12,203
Station operations (5)	17,836	10,960
Total	$46,029	$23,163
Commercial Segment:
Volume (gallons)	114,235	89,117
Sales	$294,004	$209,055
Net product margin	$10,425	$6,200
Combined sales and net product margin:
Sales	$5,589,190	$3,975,481
Net product margin (6)	$107,634	$62,555
Depreciation allocated to cost of sales	11,782	7,236
Combined gross profit	$95,852	$55,319

Weather conditions:
Normal heating degree days	2,870	2,901
Actual heating degree days	2,811	2,313
Variance from normal heating degree days	(2%)	(20%)
Variance from prior period actual heating degree days	22%	(21%)

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

(4)          Other oils and related products primarily consist of distillates, residual oil and crude oil and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 2 of Notes to Consolidated Financial Statements).

(5)          Station operations primarily consist of convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$14,335	$(1,400)
Net loss attributable to noncontrolling interest	490	—
Net income (loss) attributable to Global Partners LP	14,825	(1,400)
Depreciation and amortization and amortization of deferred financing fees	18,262	10,530
Depreciation and amortization attributable to noncontrolling interest	(1,358)	—
Interest expense	8,916	9,320
Income tax benefit	(1,875)	—
EBITDA	$38,770	$18,450

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$282,778	$(41,763)
Net changes in operating assets and liabilities and certain non-cash items	(250,181)	50,893
Less net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(868)	—
Interest expense	8,916	9,320
Income tax benefit	(1,875)	—
EBITDA	$38,770	$18,450

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$14,335	$(1,400)
Net loss attributable to noncontrolling interest	490	—
Net income (loss) attributable to Global Partners LP	14,825	(1,400)
Depreciation and amortization and amortization of deferred financing fees	18,262	10,530
Amortization of senior notes discount	53	—
Depreciation and amortization attributable to noncontrolling interest	(1,358)	—
Amortization of routine bank refinancing fees	(985)	(959)
Maintenance capital expenditures	(4,223)	(1,103)
Distributable cash flow	$26,574	$7,068

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$282,778	$(41,763)
Net changes in operating assets and liabilities and certain non-cash items	(250,181)	50,893
Amortization of senior notes discount	53	—
Less net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(868)	—
Amortization of routine bank refinancing fees	(985)	(959)
Maintenance capital expenditures	(4,223)	(1,103)
Distributable cash flow	$26,574	$7,068

Consolidated Results

Our total sales for the three months ended March 31, 2013 increased by $1.6 billion, or 40%, to $5.6 billion compared to $4.0 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 1.9 billion gallons for the first quarter of 2013 compared to 1.4 billion gallons for the same period in 2012, an increase of 0.5 billion gallons, or 42%.  The increase in volume sold includes increases of 428 million gallons in our wholesale business, due to increases in our crude oil activities, gasoline and gasoline blendstocks and, due to colder weather period over period, distillates.  The number of actual heating degree days increased 22% to 2,811 for the first quarter of 2013 compared to 2,313 for the same period in 2012.  The increase in total volume also includes increases of 123 million gallons in our gasoline distribution business, primarily due to Alliance’s results for a full three month period in 2013 compared to one month in 2012 and to our supply and management agreements and unitary lease with Getty Realty, and 25 million gallons in our commercial business due largely to colder weather period over period and an increase in bunkering activity.  Our gross profit for the first quarter of 2013 was $95.8 million, an increase of $40.5 million, or 73%, compared to $55.3 million for the first quarter of 2012, due primarily to the increase in crude oil activities, including Phillips 66 transactions and the February 2013 acquisitions of Basin Transload and Cascade Kelly, and to Alliance’s results for a full quarter in 2013 versus one month in 2012.  Despite the increase, our gross profit was negatively impacted by tighter margins related to market conditions in wholesale gasoline and gasoline blendstocks and compressed margins in our gasoline distribution business due to increased gasoline prices for most of the first quarter of 2013.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.2 billion for the three months ended March 31, 2013 compared to $1.9 billion for the same period in 2012.  The increase of $0.3 billion, or 19%, was due to increases in gasoline prices for most of the first quarter of 2013 and in volume sold which was attributable to an increase in demand for gasoline blendstocks.  Despite the increase in sales, our net product margin from wholesale gasoline and gasoline blendstocks decreased by $9.1 million to $9.6 million for the three months ended March 31, 2013 compared to $18.7 million for the same period in 2012 due to tighter margins related to market conditions.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $2.3 billion for the three months ended March 31, 2013 compared with $1.4 billion for the same period in 2012.  The increase was primarily due to increases in our crude oil activities, including Phillips 66 transactions and the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to colder weather during the first quarter of 2013 compared to the same period in 2012.  Primarily for these same reasons, our net product margin increased by $27.1 million to $41.6 million for the three months ended March 31, 2013 compared to $14.5 million for the same period in 2012.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $745.6 million for the three months ended March 31, 2013 compared with $466.5 million for the three months ended March 31, 2012.  The increase of $279.1 million, or 60%, was due primarily to an increase in volume sold as a result of including Alliance’s results for a full three month period compared to one month in 2012 and to our supply and management agreements and unitary lease with Getty Realty which were not in place for the first quarter of 2012.  Primarily for these same reasons, our net product margin from gasoline distribution increased by $16.0 million to $28.2 million for the three months ended March 31, 2013 compared to $12.2 million for the same period in 2012.  Despite the increase, our net product margins from gasoline distribution for the three months ended March 31, 2013 were negatively impacted due to rising gasoline prices during most of the first quarter.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $31.6 million and $19.6 million for the three months ended March 31, 2013 and 2012, respectively.  Our net product margin from station operations was $17.8 million and $11.0 million for the three months ended March 31, 2013 and 2012, respectively.  The increases in revenues and net product margin for the three months ended March 31, 2013 compared to the same period in 2012 are due primarily to including Alliance’s results for a full quarter in 2013 versus one month in 2012.

Commercial Segment

Our commercial sales were $294.0 million and $209.1 million for the three months ended March 31, 2013 and 2012, respectively.  Our commercial net product margins were $10.4 million and $6.2 million for the three months ended March 31, 2013 and 2012, respectively.  The increases of $84.9 million and $4.2 million in sales and net product margin, respectively, were primarily due to colder weather period over period and to an increase in bunkering activity.  In our Commercial segment, residual oil accounted for approximately 46% and 34% of our total commercial volume sold for the three months ended March 31, 2013 and 2012, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and net product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $4.3 million, or 19%, to $26.8 million for the three months ended March 31, 2013 compared to $22.5 million for the same period in 2012.  The increase, which reflects a full first quarter of Alliance in 2013 compared with one month in 2012, includes increases of $1.6 million in bank fees primarily related to the increase in our crude oil activities, $1.6 million in commissions related to our gasoline station operations, $1.3 million in bad debt expense, $1.0 million in accrued incentive compensation, $0.6 million in professional fees, $0.4 million in overhead expenses, $0.3 million in research and development costs and $1.9 million in other SG&A expenses.  In addition, in the first quarter of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.0 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

Operating Expenses

Operating expenses increased by $20.0 million, or 86%, to $43.3 million for the three months ended March 31, 2013 compared to $23.3 million for the same period in 2012.  The increase was primarily due to $15.2 million in costs related to the operations of our retail gasoline stations, including expenses associated with management of the Getty Realty locations, and include $3.1 million in credit card fees, $2.7 million in rent expense, $2.6 million in commissions, $2.6 million in service station direct expenses, $1.5 million in various maintenance expenses, $1.4 million in overhead expenses and $1.3 million in property taxes.  The increases in operating expenses related to our gasoline stations are due to a full first quarter of operations in 2013 compared with one month of operations in the first quarter of 2012.  The increase in operating expenses also includes $1.9 million in costs associated with our crude oil operations in Columbus and Beulah, North Dakota, $1.2 million in operating costs associated with our terminals in Albany, New York, Newburgh, New York and South Portland, Maine, $1.0 million in costs associated with the operations at Cascade Kelly and $0.7 million in other operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $8.9 million and $9.3 million, respectively.  The decrease of $0.4 million, or 4%, was attributed to carrying lower average balances on our working capital revolving credit facility from carrying lower average dollar values of inventories and to a decrease in costs of borrowings in connection with the November 2012 amendment to our credit agreement.  The decrease in interest expense was offset by additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance.

Income Tax Benefit

Income tax benefit (expense) was $1.9 million and $0 for the three months ended March 31, 2013 and 2012, respectively.  The income tax benefit is due to the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest of approximately $0.5 million represents Basin Transload’s 40% ownership of the net loss reported for the two months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $278.7 million to $183.0 million at March 31, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories and accounts payable and to the addition of the term loan.

On February 14, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.3 million for the fourth quarter of 2012.  On April 24, 2013, the board of directors of our general partner declared a quarterly cash distribution of $0.5825 per unit ($2.33 per unit on an annualized basis) for the period from January 1, 2013 through March 31, 2013 to our common unitholders of record as of the close of business May 6, 2013.  We expect to pay the cash distribution of approximately $16.8 million on May 15, 2013.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2013 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$628,497	$—	$628,497	$—	$—
Term loan and senior notes obligation (2)	217,641	122,441	11,200	11,200	72,800
Operating lease obligations (3)	306,388	46,861	83,997	65,345	110,185
Capital lease obligations	1,061	123	353	469	116
Other long-term liabilities (4)	234,178	27,323	67,468	65,372	74,015
Total	$1,387,765	$196,748	$791,515	$142,386	$257,116

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2013 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of May 14, 2015 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)             Includes principal and interest on our $115.0 million term loan that will mature on January 31, 2014 and on our 8.00% senior notes due 2018.

(3)             Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars and a lease with a related party.

(4)             Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil, minimum freight requirements on the transportation of ethanol to our Albany, New York terminal and pension and deferred compensation obligations.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $4.2 million and $1.1 million in maintenance capital expenditures for the three months ended March 31, 2013 and 2012, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, by example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $81.1 million and $326.5 million in expansion capital expenditures for the three months ended March 31, 2013 and 2012, respectively.  Specifically, for the three months ended March 31, 2013, expansion capital expenditures included approximately $73.1 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload. In addition, we had $8.0 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $8.0 million consists of $3.5 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $2.3 million in site expansion and improvements at certain retail gasoline stations, $0.6 million in costs related to tank construction at our transloading facility in North Dakota for the storage and handling of crude oil, $0.5 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal, $0.4 million for terminal equipment at our Albany terminal, $0.3 million associated with a crude oil project and $0.4 million in other expansion capital expenditures.

For three months ended March 31, 2012, expansion capital expenditures included approximately $322.4 million in property and equipment associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition we had $4.1 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $4.1 million consisted of $1.4 million in costs related to our Albany, New York terminal (primarily $1.3 million in costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil), $0.7 million in costs related to tank construction in North Dakota for the handling of crude oil, $0.6 million in site expansion and improvements at certain retail gas stations, $0.5 million in costs to acquire land for future development, $0.4 million in costs related to propane tanks for future installation, $0.4 million in costs related to information technology, including increases in storage and computing capacity and $0.1 million in other expansion capital expenditures.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$282,778	$(41,763)
Net cash used in investing activities	$(197,139)	$(189,689)
Net cash (used in) provided by financing activities	$(78,678)	$234,586

Cash flow from operating activities generally reflects our net income, depreciation and amortization, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of part of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $282.8 million for the three months ended March 31, 2013 compared to net cash used in operating activities of $41.8 million for the three months ended March 31, 2012, for a period-over-period increase in cash provided by operating activities of $324.5 million.

Exclusive of balances related to Basin Transload and Cascade Kelly as of the respective acquisition dates (see Note 2 of Notes to Consolidated Financial Statements), we had increases in the carrying values of accounts payable of $187.9 million and accounts receivable of $146.1 million due primarily to an increase in crude oil activities.  Inventories decreased by $202.1 million due to carrying lower levels of inventory.

Comparatively, for the three months ended March 31, 2012, we experienced rising prices for refined petroleum products.  Exclusive of balances related to Alliance as of the acquisition date, we had a $7.7 million increase in the carrying value of inventories period-over-period due to higher prices.  The carrying value of accounts receivable decreased by $79.2 million which reflected the change in activity as we exited the heating season, offset by the decrease in the carrying value of accounts payable of $112.1 million.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments to the NYMEX of $0.7 million and $10.0 million for the three months ended March 31, 2013 and 2012, respectively.

Net cash used in investing activities was $197.1 million for the three months ended March 31, 2013 and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $8.0 million in expansion capital expenditures and $4.2 million in maintenance capital expenditures, offset by $0.4 million in proceeds from the sale of property and equipment.  For the three months ended March 31, 2012, net cash used in investing activities was $189.7 million and included $184.5 million in the cash portion related to the acquisition of Alliance, $4.1 million in expansion capital expenditures and $1.1 million in maintenance capital expenditures.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2013 and 2012.

Net cash used in financing activities was $78.7 million and included $223.0 million payments on our working capital revolving credit facility, $22.3 million in payments on our revolving credit facility, and $16.3 million in cash distributions to our common unitholders and our general partner, offset by $115.0 million in borrowings under our term loan and $67.9 million in proceeds from our senior notes.  For the three months ended March 31, 2012, net cash provided by financing activities was $234.6 million and primarily included $192.0 million and $53.7 million in net borrowings from our revolving credit facility and working capital revolving credit facility, respectively, offset by $11.0 million in cash distributions to our common unitholders and our general partner.

Credit Agreement

We entered into an amended and restated credit agreement dated May 14, 2010 (as amended, our “credit agreement”).  Total commitments under our credit agreement are $1.615 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Our credit agreement will mature on May 14, 2015.

As of March 31, 2013, there were three facilities under our credit agreement:

•       a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion;

•       a $500.0 million revolving credit facility to be used for acquisitions and general corporate purposes; and

•       a $115.0 million term loan that will mature on January 31, 2014.

In addition, our credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in our credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility or both by up to another $250.0 million, in the aggregate, for a total credit facility of up to $1.865 billion.  Any such request for an increase by us must be in a minimum amount of $5.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.615 billion.

In addition, our credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in an aggregate amount equal to the lesser of (a) $35.0 million and (b) the Aggregate WC Commitments (as defined in our credit agreement).  Swing line loans will bear interest at the Base Rate (as defined in our credit agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.615 billion.

Pursuant to our credit agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in our credit agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer (the “Receivables Sales Agreement”).  Also pursuant to our credit agreement, the Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only to the extent that (i) no Default or Event of Default (as such terms are defined in our credit agreement) has occurred and is continuing or would exist after giving effect to any such sale or transfer; (ii) such accounts receivable are sold for cash; (iii) the cash purchase price to be paid to the selling Loan Party for each account receivable is not less than the amount of credit such Loan Party would have been able to get for such account receivable had such account receivable been included in the Borrowing Base (as defined in our credit agreement) or, to the extent such account receivable is not otherwise eligible to be included in the Borrowing Base, then the cash purchase price to be paid is not less than 85% of the face amount of such account receivable; (iv) such account receivable is sold pursuant to a Receivables Sales Agreement; (v) the Loan Parties have complied with the notice requirement set forth in our credit agreement; (vi) neither the AR Buyer nor the Administrative Agent has delivered any notice of a termination event; (vii) the aggregate amount of the accounts receivable sold to one or more AR Buyers which has not yet been collected will not exceed $75.0 million at any time; and (viii) the cash proceeds received from the applicable Loan Party in connection with such sale will be used to immediately repay any outstanding WC Loans (as defined in our credit agreement).

Availability under our working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under our credit agreement, our borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under our borrowing base may be affected by events beyond our control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We can provide no assurance that such waivers, amendments or alternative financing could be obtained, or, if obtained, would be on terms acceptable to us.

Commencing November 16, 2012, borrowings under the working capital revolving credit facility bear interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in our credit agreement).  From January 1, 2012 through November 15, 2012, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.00%, (2) the cost of funds rate plus 2.50% to 3.00%, or (3) the base rate plus 1.50% to 2.00%, each depending on the pricing level provided in our credit agreement, which in turn depended upon the Utilization Amount (as defined in our credit agreement).

Commencing November 16, 2012, borrowings under the revolving credit facility bear interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in our credit agreement).  From January 1, 2012 through November 15, 2012, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 3.00% to 3.875%, (2) the cost of funds rate plus 3.00% to 3.875%, or (3) the base rate plus 2.00% to 2.875%, each depending on the pricing level provided in our credit agreement, which in turn depended upon the Combined Total Leverage Ratio (as defined in our credit agreement).

Borrowings under the term loan bear interest at either the Eurodollar rate or the cost of funds rate, in each case plus 3.50%, or the base rate plus 2.50%.

The average interest rate for our credit agreement was 4.0% for each of the three month periods ended March 31, 2013 and 2012.

We incur a letter of credit fee of 2.00% - 2.50% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under our credit agreement, ranging from 0.375% to 0.50% per annum.

As of March 31, 2013, we had total borrowings outstanding under our credit agreement of $716.2 million, including $399.7 million outstanding on our revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, we had outstanding letters of credit of $343.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $555.0 million and $218.9 million at March 31, 2013 and December 31, 2012, respectively.

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  Effective March 29, 2013, the credit agreement was amended to revise the definition of Combined Working Capital to be consistent with the intention of the parties at the time of the effectiveness of the Ninth Amendment to Amended and Restated Credit Agreement by providing that the aggregate amount of all term loans outstanding under the credit agreement are not deemed Combined Current Liabilities under the credit agreement.  We were in compliance with the foregoing covenants at March 31, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

Our obligations under our credit agreement are secured by substantially all of our assets and the assets of our operating company and operating subsidiaries.

Senior Notes

On February 14, 2013, we entered into a Note Purchase Agreement (the “Purchase Agreement”) with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by us to FS Energy of an aggregate principal amount of $70.0 million of unsecured 8.00% Senior Notes due 2018 (the “Notes”).  The Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

Closing of the offering occurred on February 14, 2013.  The Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to us of approximately $67.9 million.  Additionally, we separately paid fees and offering expenses.  The discount of $2.1 million at issuance will be accreted as additional interest over the expected term on the Notes.  On February 15, 2013, we used the net proceeds from the offering, after paying fees and offering expenses, together with a portion of the $115.0 million term loan to finance our acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among us, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes will accrue from February 14, 2013 and be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We capitalized deferred financing fees of $5.1 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense of approximately $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments, valuation of intangibles and other long-lived assets, goodwill, environmental and other liabilities and related party transactions.

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 18 of Notes to Consolidated Financial Statements.

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

As of March 31, 2013, we had total borrowings outstanding under our credit agreement of $716.2 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

In September 2008, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expires on October 2, 2013, is used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

In October 2009, we executed an interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 3.93%.

In April 2011, we executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

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

At March 31, 2013, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31, 2013	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$12,946	$(35,932)	$35,932
Swaps, options and other, net	329	(3,138)	8,191
	$13,275	$(39,070)	$44,123

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2013.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $28.4 million at March 31, 2013.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt.  We are complying with the Requests for Information.  We do not believe that a violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

Item 1A.            Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

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

Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2013).

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

Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2013).

10.2		—

Note Purchase Agreement, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2013).

10.3		—

Tenth Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2013).

10.4	^	—

Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).

10.5	*	—

Eleventh Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended March 31, 2013 and (v) Notes to Consolidated Financial Statements.

**          Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

*                 Filed herewith.

^                  Management contract or compensatory plan or arrangement.

†                  Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2013		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2013		By:	/s/ Thomas J. Hollister
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

Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2013).

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

Ninth Amendment to Amended and Restated Credit Agreement, dated as of January 25, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2013).

10.2		—

Note Purchase Agreement, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 21, 2013).

10.3		—

Tenth Amendment to Amended and Restated Credit Agreement, dated as of March 22, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2013).

10.4	^	—

Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).

10.5	*	—

Eleventh Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.

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

The following financial information from Global Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Operations for the fiscal periods ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal periods ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended March 31, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended March 31, 2013 and (v) Notes to Consolidated Financial Statements.

**          Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

*                 Filed herewith.

^                  Management contract or compensatory plan or arrangement.

†                  Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.