Form 10-Q
period 2013-06-30
GLOBAL PARTNERS LP
filed 2013-08-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The issuer had 27,430,563 common units outstanding as of August 5, 2013.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$9,673	$5,977
Accounts receivable, net	745,846	696,762
Accounts receivable—affiliates	1,400	1,307
Inventories	354,161	634,667
Brokerage margin deposits	21,954	54,726
Fair value of forward fixed price contracts	2,022	48,062
Prepaid expenses and other current assets	45,179	65,432
Total current assets	1,180,235	1,506,933

Property and equipment, net	787,717	712,322
Goodwill	107,579	32,326
Intangible assets, net	128,932	60,822
Other assets	18,832	17,349
Total assets	$2,223,295	$2,329,752
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$764,061	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,286	4,341
Trustee taxes payable	75,789	91,494
Accrued expenses and other current liabilities	50,205	71,442
Obligations on forward fixed price contracts	8,730	34,474
Total current liabilities	1,018,071	1,045,195
Working capital revolving credit facility—less current portion	211,500	340,754
Revolving credit facility	374,700	422,000
Senior notes	68,058	—
Environmental liabilities—less current portion	38,380	39,831
Other long-term liabilities	41,136	45,511
Total liabilities	1,751,845	1,893,291
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,393,786 outstanding at June 30, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	444,952	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at June 30, 2013 and December 31, 2012)	(332)	(407)
Accumulated other comprehensive loss	(14,123)	(19,670)
Total Global Partners LP equity	430,497	436,461
Noncontrolling interest	40,953	—
Total partners’ equity	471,450	436,461
Total liabilities and partners’ equity	$2,223,295	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012

Sales		$4,771,756	$3,916,063	$10,360,946	$7,891,544
Cost of sales		4,673,899	3,825,388	10,167,237	7,745,550
Gross profit		97,857	90,675	193,709	145,994

Costs and operating expenses:
Selling, general and administrative expenses		27,077	24,036	53,837	46,503
Operating expenses		47,367	37,138	90,707	60,496
Amortization expense		5,677	2,288	10,053	3,862
Total costs and operating expenses		80,121	63,462	154,597	110,861

Operating income		17,736	27,213	39,112	35,133

Interest expense		(9,024)	(9,148)	(17,940)	(18,468)

Income before income tax benefit		8,712	18,065	21,172	16,665

Income tax benefit		—	450	1,875	450

Net income		8,712	18,515	23,047	17,115

Net (income) loss attributable to noncontrolling interest		(18)	—	472	—

Net income attributable to Global Partners LP		8,694	18,515	23,519	17,115

Less:	General partner’s interest in net income, including incentive distribution rights	(796)	(309)	(1,602)	(417)

Limited partners’ interest in net income		$7,898	$18,206	$21,917	$16,698

Basic net income per limited partner unit		$0.29	$0.67	$0.80	$0.66

Diluted net income per limited partner unit		$0.29	$0.66	$0.80	$0.65

Basic weighted average limited partner units outstanding		27,394	27,376	27,358	25,466

Diluted weighted average limited partner units outstanding		27,491	27,549	27,454	25,638

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$8,712	$18,515	$23,047	$17,115
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2,049	(42)	3,522	689
Change in pension liability	1,259	(90)	2,025	208
Total other comprehensive income (loss)	3,308	(132)	5,547	897
Comprehensive income	12,020	18,383	28,594	18,012
Comprehensive (income) loss attributable to noncontrolling interest	(18)	—	472	—
Comprehensive income attributable to Global Partners LP	$12,002	$18,383	$29,066	$18,012

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$23,047	$17,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,238	21,397
Amortization of deferred financing fees	3,318	2,710
Amortization of senior notes discount	158	—
Bad debt expense	1,569	180
Stock-based compensation expense	104	(46)
Deferred income taxes	—	450
Curtailment gain	—	(469)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	(48,354)	190,344
Accounts receivable — affiliate	(93)	988
Inventories	281,023	171,479
Broker margin deposits	32,772	14,341
Prepaid expenses, all other current assets and other assets	15,615	4,863
Accounts payable	1,609	(205,314)
Trustee taxes payable	(15,705)	(1,578)
Change in fair value of forward fixed price contracts	20,296	(3,296)
Accrued expenses, all other current liabilities and other long-term liabilities	(23,885)	3,136
Net cash provided by operating activities	327,712	216,300

Cash flows from investing activities
Acquisitions	(185,251)	(181,898)
Capital expenditures	(30,069)	(19,730)
Proceeds from sale of property and equipment	2,413	4
Net cash used in investing activities	(212,907)	(201,624)

Cash flows from financing activities
Payments on working capital revolving credit facility	(213,000)	(179,200)
(Payments on) borrowings from revolving credit facility	(47,300)	192,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchase of common units	—	(2,152)
Repurchased units withheld for tax obligations	(2,086)	(96)
Noncontrolling interest capital contribution	1,425	—
Distributions to partners	(33,048)	(24,995)
Net cash used in financing activities	(111,109)	(14,443)

Increase in cash and cash equivalents	3,696	233
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$9,673	$4,561

Supplemental information
Cash paid during the period for interest	$15,544	$18,561
Non-cash investing activities (see Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net income	21,917	1,602	—	(472)	23,047
Noncontrolling interest capital contribution	—	—	—	41,425	41,425
Other comprehensive income	—	—	5,547	—	5,547
Stock-based compensation	104	—	—	—	104
Distributions to partners	(31,615)	(1,527)	—	—	(33,142)
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)
Phantom unit dividends	94	—	—	—	94
Balance at June 30, 2013	$444,952	$(332)	$(14,123)	$40,953	$471,450

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of June 30, 2013, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp., Global Energy Marketing II LLC, Global CNG LLC and Cascade Kelly Holdings LLC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company.  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership also owns and controls terminals in North Dakota and Oregon that extend its origin-to-destination capabilities.  The Partnership is a major multi-brand gasoline distributor and has a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership is also a distributor of natural gas and propane.  In addition, the Partnership provides ancillary services to companies and receives revenue from these ancillary services and from retail sales of gasoline, convenience store sales and gasoline station rental income.

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

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload LLC (“Basin Transload”), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 2.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of June 30, 2013, affiliates of the General Partner, including its directors and executive officers, owned 11,546,993 common units, representing a 42.1% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the five months ended June 30, 2013 and of Cascade Kelly for the four and one-half months ended June 30, 2013 are included in the accompanying statements of income for the six months ended June 30, 2013.  The Partnership consolidated the June 30, 2013 balance sheet of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Partnership acquired a 60% interest in Basin Transload on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheet and statement of income.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	59%	74%	56%	66%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil, natural gas and propane sales	41%	26%	44%	34%
Total	100%	100%	100%	100%

The Partnership had two significant customers, ExxonMobil Corporation (“ExxonMobil”) and Phillips 66 (“Phillips 66”), which accounted for approximately 14% and 16%, respectively, of total sales for the three months ended June 30, 2013, and approximately 14% and 15%, respectively, of total sales for the six months ended June 30, 2013.  The Partnership had one significant customer, ExxonMobil, which accounted for approximately 17% and 16% of total sales for the three and six months ended June 30, 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	28,016
Intangibles	78,163
Total identifiable assets purchased	108,250
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	106,924
Noncontrolling interest	(40,000)
Goodwill	24,148
Net assets acquired	$91,072

Management is in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment and intangibles.  Although the valuation has commenced, it remains in the early stages of progress.  Therefore, management continues to rely on its original estimate of fair value for property and equipment in the table above of $28.0 million which was developed by management based on their estimates, assumptions and acquisition history.  The fair value of $78.2 million assigned to the intangibles, primarily customer relationships, was also estimated by management based on their estimates, assumptions and acquisition history and will be updated upon completion of the Partnership’s third-party valuation firm.

The fair value of the noncontrolling interest has been primarily developed by management based on the fair value of the acquired business as a whole, reduced by the consideration paid by management to obtain control.  This fair value of the business was estimated based on the fair value of Basin Transload’s net assets and applying a reasonable control premium.

The fair values of the remaining Basin Transload assets and liabilities noted above approximate their carrying values at February 1, 2013.  It is possible that once the Partnership receives the completed valuations on the property and equipment, intangible assets and noncontrolling interest, the final purchase price accounting may be different than what is presented above.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over five years.  Amortization expense amounted to $3.9 million and $6.5 million for the three and six months ended June 30, 2013, respectively.  The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2013 (7/1/13 – 12/31/13)	$7,800
2014	15,600
2015	15,600
2016	15,600
2017	15,600
Thereafter	1,300
Total	$71,500

The $24.1 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$296
Inventory	517
Prepaid expenses	96
Property and equipment	45,100
Total identifiable assets purchased	46,009
Liabilities assumed:
Accounts payable	(1,428)
Other current liabilities	(1,507)
Total liabilities assumed	(2,935)
Net identifiable assets acquired	43,074
Goodwill	51,105
Net assets acquired	$94,179

Management is in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Cascade Kelly’s property and equipment and possible intangibles.  Although the valuation has commenced, it remains in the early stages of progress.  Therefore, management continues to rely on its original estimate of fair value for property and equipment in the table above of $45.1 million which was developed by management based on their estimates, assumptions and acquisition history.

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

The $51.1 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is primarily attributed to the crude oil facility and, to a lesser extent, the ethanol plant, which will strategically enhance the Partnership’s network of origin and destination assets and extend the Partnership’s virtual pipeline to the West Coast.  The goodwill is deductible for income tax purposes.

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

The purchase price includes cash consideration of $181.9 million which was funded by the Partnership through additional borrowings under its revolving credit facility.  The consideration also includes the issuance of 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 per unit on March 1, 2012, resulting in equity consideration of $130.5 million.

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

Goodwill — The following table presents a summary roll forward of the Partnership’s goodwill at June 30, 2013 (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	June 30,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil Company (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	24,148	24,148
Acquisition of Cascade Kelly (2)	—	51,105	51,105
Total	$32,326	$75,253	$107,579

(1)                Goodwill allocated to the Gasoline Distribution and Station Operations reporting unit

(2)                Goodwill allocated to the Wholesale reporting unit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

Supplemental Pro-Forma Information — Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from January 1, 2013 to February 1, 2013, the acquisition date, and for Cascade Kelly from January 1, 2013 to February 15, 2013, the acquisition date, were immaterial.  Accordingly, the supplemental pro-forma information for the six months ended June 30, 2013 is consistent with the amounts reported in the accompanying statement of income for the six months ended June 30, 2013.

The following unaudited pro-forma information presents the consolidated results of income of the Partnership as if the acquisitions of Basin Transload, Cascade Kelly and Alliance occurred at the beginning of the period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

Six Months
Ended
June 30, 2012

Sales	$8,135,917
Net income (loss)	$(5,077)
Basic net income per limited partner unit	$(0.19)
Diluted net income per limited partner unit	$(0.19)

The Partnership’s 60% interest in Basin Transload’s sales and net loss included in the Partnership’s consolidated operating results from February 1, 2013, the acquisition date, through the period ended June 30, 2013 were $4.0 million and $0.7 million, respectively.  Cascade Kelly’s sales and net loss included in the Partnership’s consolidated operating results from February 15, 2013, the acquisition date, through the period ended June 30, 2013 were $4.7 million and $0.8 million, respectively.

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

At June 30, 2013 and December 31, 2012, common units outstanding as reported in the accompanying consolidated financial statements excluded 36,777 and 119,915 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income attributable to Global Partners LP	$8,694	$7,898	$796	$—	$18,515	$18,206	$309	$—

Declared distribution	$16,975	$16,116	$135	$724	$14,781	$14,401	$121	$259
Assumed allocation of undistributed net income	(8,281)	(8,218)	(63)	—	3,734	3,805	(71)	—
Assumed allocation of net income	$8,694	$7,898	$72	$724	$18,515	$18,206	$50	$259

Denominator:
Basic weighted average limited partner units outstanding		27,394				27,376
Dilutive effect of phantom units		97				173
Diluted weighted average limited partner units outstanding		27,491				27,549

Basic net income per limited partner unit		$0.29				$0.67
Diluted net income per limited partner unit		$0.29				$0.66

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Numerator:
Net income attributable to Global Partners LP (1)	$23,519	$21,917	$1,602	$—	$17,115	$16,698	$417	$—

Declared distribution	$33,771	$32,095	$269	$1,407	$28,767	$28,117	$236	$414
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	33,771	32,095	269	1,407	26,838	26,188	236	414
Assumed allocation of undistributed net income	(10,252)	(10,178)	(74)	—	(9,723)	(9,490)	(233)	—
Assumed allocation of net income	$23,519	$21,917	$195	$1,407	$17,115	$16,698	$3	$414

Denominator:
Basic weighted average limited partner units outstanding		27,358				25,466
Dilutive effect of phantom units		96				172
Diluted weighted average limited partner units outstanding		27,454				25,638

Basic net income per limited partner unit		$0.80				$0.66
Diluted net income per limited partner unit		$0.80				$0.65

(1)             Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance.  As a result, the general partner interest was 0.83% for the six months ended June 30, 2013 and, based on a weighted average, 0.95% for the six months ended June 30, 2012.

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

On April 24, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5825 per unit for the period from January 1, 2013 through March 31, 2013.  On July 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5875 per unit for the period from April 1, 2013 through June 30, 2013.  These declared cash distributions result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Inventories

Except for its convenience store inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts.  These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.  Inventory from Cascade Kelly was nominal at June 30, 2013 and is carried at the lower of cost or market.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$91,271	$235,029
Gasoline	76,070	144,269
Gasoline blendstocks	77,261	139,316
Residual oil and crude oil	100,184	109,423
Propane and other	2,568	—
Convenience store inventory	6,807	6,630
Total	$354,161	$634,667

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $188.5 million and $120.9 million at June 30, 2013 and December 31, 2012, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $201.9 million and $139.5 million at June 30, 2013 and December 31, 2012, respectively.  Exchange transactions are valued using current inventory levels.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2013:

	Units (1)	Unit of Measure

Futures Contracts
Long	10,673	Thousands of barrels
Short	(13,471)	Thousands of barrels

Natural Gas Contracts
Long	6,643	Thousands of decatherms
Short	(6,643)	Thousands of decatherms

Interest Rate Collar	$100.0	Millions of U.S. dollars
Interest Rate Swap	$100.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$20.2	Millions of Canadian dollars
	$19.2	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.0521 to USD $1.00.

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

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at June 30, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives in Fair Value	Recognized in	June 30,		June 30,
Hedging Relationships	Income on Derivative	2013	2012	2013	2012

Futures contracts	Cost of sales	$30,486	$80,430	$20,101	$(9,448)

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedged Items in Fair Value	Recognized in	June 30,		June 30,
Hedged Relationships	Income on Hedged Items	2013	2012	2013	2012

Inventories	Cost of sales	$(29,974)	$(80,354)	$(19,578)	$9,602

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands):

		June 30,	December 31,
Derivatives Designated as		2013	2012
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$92	$35

Liability derivatives
Interest rate collar	Other long-term liabilities	$642	$1,868
Interest rate swap	Other long-term liabilities	9,295	11,534
Total liability derivatives		$9,937	$13,402

The following table presents the amount of net gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and six months ended June 30, 2013 and 2012 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2013	2012	2013	2012	2013	2012	2013	2012

Interest rate collar	$611	$545	$—	$—	$1,226	$860	$—	$—
Interest rate swap	1,376	(383)	—	—	2,239	56	—	—
Interest rate cap	62	(204)	—	—	57	(227)	—	—
Total	$2,049	$(42)	$—	$—	$3,522	$689	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three and six months ended June 30, 2013 and 2012.  The effective portion related to the interest rate collar that was originally reported in other comprehensive income and reclassified to earnings was $0.7 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three and six months ended June 30, 2013 and 2012.

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

The Partnership also markets and sells natural gas and propane by entering into forward purchase commitments for natural gas and propane when it enters into arrangements for the forward sale commitment of product for physical delivery to third-party users.  The Partnership reflects the fair value of forward fixed purchase and sales commitments in its consolidated balance sheet.  Changes in the fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of income through cost of sales.

During the three and six months ended June 30, 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases.  These forward contracts are not designated and are reflected in the consolidated balance sheet.  Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership’s futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at June 30, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands):

			June 30,	December 31,
		Balance Sheet	2013	2012

Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives

Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$636	$131
	Crude Oil	(1)	—	15,127
	Residual Oil	(1)	—	285
Total forward purchase commitments			636	15,543

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	407	30,928
	Distillates	(1)	847	—
	Natural Gas	(1)	50	1,591
	Propane	(1)	82	—
Total forward sales commitments			1,386	32,519
Total forward fixed price contracts			2,022	48,062

Foreign currency forward contract	Foreign Denominated Sales	(2)	380	145
Total asset derivatives			$2,402	$48,207

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(3)	$116	$27,604
	Crude Oil	(3)	7,675	—
	Residual Oil	(3)	277	—
	Distillates	(3)	516	2,171
	Natural Gas	(3)	49	1,576
	Propane	(3)	97	—
Total forward purchase commitments			8,730	31,351

Forward sales commitments	Gasoline and Gasoline Blendstocks	(3)	—	173
	Distillates	(3)	—	2,950
Total forward sales commitments			—	3,123
Total obligations on forward fixed price contracts			$8,730	$34,474

(1)   Fair value of forward fixed price contracts

(2)   Prepaid expenses and other current assets

(3)   Obligations on forward fixed price contracts

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and six months ended June 30, 2013 and 2012 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivatives	2013	2012	2013	2012

Product contracts	Cost of sales	$2,981	$2,872	$3,647	$4,604
Foreign currency contracts	Cost of sales	555	(39)	234	(39)
Total		$3,536	$2,833	$3,881	$4,565

Credit Risk

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties of forward purchase and sale commitments, futures contracts and swap agreements, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Futures contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily three clearing brokers, all major financial institutions, for all New York Mercantile Exchange (“NYMEX”) and Chicago Mercantile Exchange (“CME”) derivative transactions and the right of offset exists.  Accordingly, the fair value of derivative instruments is presented on a net basis in the consolidated balance sheets.  Exposure on forward purchase and sale commitments and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 6.                     Debt

Credit Agreement

The Partnership entered into an Amended and Restated Credit Agreement dated May 14, 2010, as amended (the “Credit Agreement”).  Total available commitments under the Credit Agreement are $1.615 billion.  The Credit Agreement will mature on May 14, 2015.

As of June 30, 2013, there were three facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 4.5% and 4.1% for the three months ended June 30, 2013 and 2012, respectively, and 4.3% and 4.1% for the six months ended June 30, 2013 and 2012, respectively.

The Partnership currently has a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which are used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Partnership incurs a letter of credit fee of 2.00% — 2.50% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $211.5 million and $340.8 million at June 30, 2013 and December 31, 2012, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $0 and $83.7 million at June 30, 2013 and December 31, 2012, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of June 30, 2013, the Partnership had total borrowings outstanding under the Credit Agreement of $701.2 million, including $374.7 million outstanding on the revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, the Partnership had outstanding letters of credit of $301.9 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $611.9 million and $218.9 million at June 30, 2013 and December 31, 2012, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2013.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

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

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among the Partnership, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes accrued from February 14, 2013 and will be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement.  The Partnership did not capitalize deferred financing fees for the three months ended June 30, 2013 and 2012.  The Partnership capitalized deferred financing fees of $5.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015, is accounted for as an operating lease.  After July 31, 2015, the agreement continues for successive one year terms unless either party gives notice to terminate at least 90 days prior to the expiration of the then current term.  The expenses under this agreement totaled approximately $2.2 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and $4.5 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended June 30, 2013 and 2012 and $48,000 for each of the six months ended June 30, 2013 and 2012.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of June 30, 2013, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $31,000 for the six months ended June 30, 2012.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of June 30, 2013, no such notice of termination was given by AE Holdings.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $40.6 million for the six months ended June 30, 2012.

In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gasoline stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $433,000 and $250,000, respectively, for the six months ended June 30, 2012.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $17.3 million and $10.4 million for the three months ended June 30, 2013 and 2012, respectively, and $31.1 million and $20.1 million for the six months ended June 30, 2013 and 2012, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions (continued)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2013	2012
Receivables from GPC	$433	$275
Receivables from the General Partner (1)	967	1,032
Total	$1,400	$1,307

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

The Partnership paid the following cash distribution during 2013 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/13 (1)	$0.5700	$15,636	$131	$579	$16,346
05/15/13 (2)	0.5825	15,979	134	683	16,796

(1)          This distribution of $0.57 per unit resulted in the Partnership exceeding its second target level distribution for the fourth quarter of 2012.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(2)          This distribution of $0.5825 per unit resulted in the Partnership exceeding its second target level distribution for the first quarter of 2013.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5875 per unit ($2.35 per unit on an annualized basis) for the period from April 1, 2013 through June 30, 2013.  On August 14, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 5, 2013.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended June 30, 2013.

Note 9.                     Segment Reporting

The Partnership engages in the distribution of refined petroleum products, renewable fuels, crude oil, natural gas and propane.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products.  The Partnership’s operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) and include Wholesale, Gasoline Distribution and Station Operations and Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and six months ended June 30, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels.  The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil retailers and wholesale distributors.  The Partnership also sells and transports crude oil to refiners.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast and West Coast in barges.  Additionally, ethanol is shipped primarily by rail and by barge.  The results of Basin Transload and Cascade Kelly, both acquired in February 2013 (see Note 2), are included in the Wholesale segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,959,686	$2,043,385	$4,161,155	$3,895,370
Other oils and related products (1)	1,709,322	836,794	4,025,841	2,265,117
Total	$3,669,008	$2,880,179	$8,186,996	$6,160,487
Net product margin
Gasoline and gasoline blendstocks	$16,043	$6,718	$25,656	$25,457
Other oils and related products (1)	30,102	28,002	71,669	42,455
Total	$46,145	$34,720	$97,325	$67,912
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$833,121	$807,108	$1,578,711	$1,273,585
Station operations (2)	37,313	35,405	68,921	55,046
Total	$870,434	$842,513	$1,647,632	$1,328,631
Net product margin
Gasoline	$38,897	$43,525	$67,090	$55,728
Station operations (2)	19,939	18,734	37,775	29,694
Total	$58,836	$62,259	$104,865	$85,422
Commercial Segment:
Sales	$232,314	$193,371	$526,318	$402,426
Net product margin	$6,170	$3,179	$16,595	$9,379
Combined sales and net product margin:
Sales	$4,771,756	$3,916,063	$10,360,946	$7,891,544
Net product margin (3)	$111,151	$100,158	$218,785	$162,713
Depreciation allocated to cost of sales	(13,294)	(9,483)	(25,076)	(16,719)
Combined gross profit	$97,857	$90,675	$193,709	$145,994

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Combined gross profit	$97,857	$90,675	$193,709	$145,994
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	27,077	24,036	53,837	46,503
Operating expenses	47,367	37,138	90,707	60,496
Amortization expense	5,677	2,288	10,053	3,862
Total operating costs and expenses	80,121	63,462	154,597	110,861
Operating income	17,736	27,213	39,112	35,133
Interest expense	(9,024)	(9,148)	(17,940)	(18,468)
Income tax benefit	—	450	1,875	450
Net income	8,712	18,515	23,047	17,115
Net loss attributable to noncontrolling interest	(18)	—	472	—
Net income attributable to Global Partners LP	$8,694	$18,515	$23,519	$17,115

There were no foreign sales for the three and six months ended June 30, 2013 and 2012.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload in February 2013, the Partnership acquired assets, including goodwill, of approximately $229.5 million, of which approximately $73.1 million of property and equipment has primarily been allocated to the Wholesale segment as of the respective acquisition dates.  As of June 30, 2013, these assets had a combined net book value of approximately $69.2 million.

In connection with its acquisitions of retail gasoline stations from Alliance in March 2012 and ExxonMobil in September 2010, the Partnership acquired assets of approximately $627.6 million, including goodwill, of which approximately $465.8 million of property and equipment has been allocated to the Gasoline Distribution and Station Operations segment as of the respective acquisition date.  As of June 30, 2013, these assets had a collective net book value of approximately $453.0 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Buildings and improvements	$591,601	$498,984
Land	288,829	289,903
Fixtures and equipment	23,729	14,554
Construction in process	23,987	17,809
Capitalized internal use software	—	5,847
Total property and equipment	928,146	827,097
Less accumulated depreciation	(140,429)	(114,775)
Total	$787,717	$712,322

The increase of approximately $101.0 million in total property and equipment at June 30, 2013 was primarily due to the Partnership’s acquisitions of its membership interest in Basin Transload and Cascade Kelly (see Note 2).

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

In connection with the December 2012 acquisition of six New England gasoline stations from Mutual Oil Company, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2013 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	June 30,
Environmental Liability Related to:	2012	2013	2013	Adjustments	2013
ExxonMobil Gasoline Stations	$26,610	$(888)	$(266)	$479	$25,935
Alliance Gasoline Stations	14,984	(410)	(600)	235	14,209
Mutual Oil	625	—	—	—	625
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	347	(18)	—	—	329
Albany	106	(38)	—	—	68
Total environmental liabilities	$44,172	$(1,354)	$(866)	$714	$42,666

Current portion	$4,341				$4,286
Long-term portion	39,831				38,380
Total environmental liabilities	$44,172				$42,666

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

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership has recorded approximately $1.9 million in total asset retirement obligations which are included in other long-term liabilities in the accompanying balance sheet at June 30, 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Long-Term Incentive Plan

The General Partner has a Long-Term Incentive Plan (“LTIP”) whereby 564,242 common units were initially authorized for issuance.  On June 22, 2012, the Partnership’s common unitholders approved an amendment and restatement of the LTIP (the “Restated LTIP”).  The Restated LTIP:  (i) increases the number of common units available for delivery with respect to awards under the LTIP so that, effective June 22, 2012 a total of 4,300,000 common units are available for delivery with respect to awards under the Restated LTIP, (ii) adds a prohibition on repricing of unit options and unit appreciation rights without approval of the Partnership’s unitholders, except in the case of adjustments implemented to reflect certain Partnership transactions, (iii) adds a prohibition on granting unit options or unit appreciation rights with an exercise price less than the fair market value of a common unit on the grant date (other than “substitute awards” granted in substitution for similar awards held by individuals who become employees, consultants and directors of the Partnership or one of its affiliates as a result of a merger, consolidation or acquisition by the Partnership or its affiliate of another entity or the assets of another entity), (iv) permits the granting of fully-vested common units and (v) incorporates certain other non-material ministerial changes.  Any units delivered pursuant to an award under the Restated LTIP may be acquired in the open market, issued by the Partnership, or any combination of the foregoing.  The Restated LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The Restated LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, unit awards and substitute awards.

Phantom Unit Awards

On June 27, 2013, the Compensation Committee of the board of directors of the General Partner granted a total of 510,836 phantom units under the Restated LTIP to certain employees and non-employee directors of the General Partner.  In connection with the awards, grantees who are employees entered into various forms of a Confidentiality, Non-Solicitation, and Non-Competition Agreement with the General Partner.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The awards granted to employees, with one exception, will vest on a cumulative basis as follows, subject to continued employment:  33 1/3% on July 1, 2017, 66 2/3% on July 1, 2018 and 100% on July 1, 2019.  The phantom unit award to one employee will vest on a cumulative basis as follows, subject to continued employment:  33 1/3% on December 31, 2014, 66 2/3% on December 31, 2015 and 100% on December 31, 2016.  The awards granted to the non-employee directors will vest on a cumulative basis as follows:  33 1/3% on December 31, 2014, 66 2/3% on December 31, 2015 and 100% on December 31, 2016.

Accounting guidance for share-based compensation requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date.  The fair value of the award at the June 27, 2013 grant date approximated the fair value of the Partnership’s common unit at that date.

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above.  The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  Compensation expense was immaterial for the quarter ended June 30, 2013.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of June 30, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$217,356	$—	$217,356	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	2,022	—	2,022	—	48,062	—	48,062	—
Swap agreements and options	129	126	3	—	179	54	125	—
Foreign currency derivatives	380	—	380	—	145	—	145	—
Interest rate cap	92	—	92	—	35	—	35	—
Broker margin deposits	21,954	21,954	—	—	54,726	54,726	—	—
Pension plan	17,430	17,430	—	—	17,158	17,158	—	—
Total	$259,363	$39,510	$219,853	$—	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(8,730)	$—	$(1,055)	$(7,675)	$(34,474)	$—	$(34,474)	$—
Swap agreements and option contracts	(126)	(126)	—	—	(54)	(54)	—	—
Interest rate collar and swap	(9,937)	—	(9,937)	—	(13,402)	—	(13,402)	—
Total liabilities	$(18,793)	$(126)	$(10,992)	$(7,675)	$(47,930)	$(54)	$(47,876)	$—

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives is based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three and six months ended June 30, 2013.

The fair value for the Partnership’s forward fixed price contracts related to crude oil are derived from a combination of quoted NYMEX market commodity prices as well as significant unobservable inputs (Level 3), including internally developed assumptions where there is little, if any, market activity.  The unobservable inputs used in the measurement of the Partnership’s forward fixed price contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at June 30, 2013 (in thousands):

Liabilities
Fair value at December 31, 2012	$—
Reclass of Level 2 inputs	15,127
Change in fair value recorded in Cost of Sales	(22,802)
Fair value at June 30, 2013	$(7,675)

The fair values of the Partnership’s pension plan assets at June 30, 2013 and December 31, 2012 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets. The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarters ended June 30, 2013 and 2012.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2013 and December 31, 2012, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

Other

The Partnership received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  The Partnership is complying with the Requests for Information.  The Partnership does not believe that a material violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.              Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss for the three and six months ended June 30, 2013 (in thousands):

Three Months Ended June 30, 2013	Pension Plan	Derivatives	Total
Balance at March 31, 2013	$(4,118)	$(13,313)	$(17,431)
Other comprehensive income (loss) before reclassifications of gain (loss)	1,259	2,049	3,308
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	—	—
Total comprehensive income	1,259	2,049	3,308
Balance at June 30, 2013	$(2,859)	$(11,264)	$(14,123)

Six Months Ended June 30, 2013	Pension Plan	Derivatives	Total
Balance at December 31, 2012	$(4,884)	$(14,786)	$(19,670)
Other comprehensive income before reclassifications of gain (loss)	2,025	3,522	5,547
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	—	—
Total comprehensive income	2,025	3,522	5,547
Balance at June 30, 2013	$(2,859)	$(11,264)	$(14,123)

Note 17.              Non-Cash Investing Activities

The following table presents non-cash investing activities for the six months ended June 30, 2012 (in thousands):

Effect of acquisition of Alliance Energy LLC:
Fair value of tangible assets acquired	$(334,536)
Fair value of liabilities assumed	76,784
Fair value of acquired intangible assets	(35,000)
Fair value of common units issued	130,513
Consideration paid in excess of fair value (goodwill)	(19,659)
Net cash paid in connection with the acquisition of Alliance	$(181,898)

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

Note 19.              Subsequent Event

On July 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5875 per unit ($2.35 per unit on an annualized basis) for the period from April 1, 2013 through June 30, 2013.  On August 14, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 5, 2013.

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

Overview

General

We are a midstream logistics and marketing company.  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We also engage in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We also own and control terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We are a major multi-brand gasoline distributor and have a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We are also a distributor of natural gas and propane.  In addition, we provide ancillary services to companies and receive revenue from these ancillary services and from retail sales of gasoline, convenience store sales and gasoline station rental income.

We purchase refined petroleum products, renewable fuels, crude oil and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial which are discussed below.

Collectively, we sold approximately $4.7 billion and $10.3 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and six months ended June 30, 2013, respectively.  In addition, we had other revenues of approximately $37.3 million and $68.9 million for the three and six months ended June 30, 2013, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

Wholesale

We engage in the logistics of gathering, storage, transportation and marketing of refined petroleum products, renewable fuels, crude oil and propane.  In February 2013, we acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, and 100% of the membership interest in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  In January 2013, we signed a five-year contract with Phillips 66 under which we use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region of North Dakota to Phillips 66’s Bayway, New Jersey refinery.

We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We also own and control terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  Our strategically located terminal assets, logistics capabilities, transloading facilities and access to railroad and barge transportation provide a “virtual pipeline” solution for the transportation of crude oil, renewable fuels and other products from the mid-continent region of the United States and Canada to the East and West Coasts.

This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels, home heating oil, diesel, kerosene, residual oil and propane to home heating oil retailers and wholesale distributors and crude oil to refiners.

Gasoline Distribution and Station Operations

As of June 30, 2013, we had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. which is approximately 95% owned by members of the Slifka family.

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

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three and six months ended June 30, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to customers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We receive crude oil in the mid-continent region of the United States and Canada and aggregate crude oil by truck or pipeline in the mid-continent, transport it on land by train and ship it to refineries on the East and West Coasts in barges.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users and our propane to home heating oil retailers and wholesale distributors.

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

•            We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell.  A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.   Hurricanes, flooding and other severe weather conditions could cause a disruption in rail and marine transportation services that could affect the flow of service.  In addition, labor disputes between the railroads and their union employees and labor renegotiations or a work stoppage at railroads could also disrupt rail service.  These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.  Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

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

Net Product Margin

We view net product margin as an important performance measure of the core profitability of our operations.  We review net product margin monthly for consistency and trend analysis.  We define net product margin as our sales minus product costs.  Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane, as well as convenience store sales and gasoline station rental income.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil, natural gas and propane and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items.  We also look at net product margin on a per unit basis (net product margin divided by volume).  Net product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  Net product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our net product margin may not be comparable to net product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our sales minus product costs and terminal and gasoline station related depreciation expense allocated to cost of sales.  Sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane.  Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil, natural gas and propane and all associated costs to bring such products to the point of sale.

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

•            our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels, crude oil and propane, without regard to financing methods and capital structure; and

•            the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Three and Six Months Ended June 30, 2013 and 2012

During the three and six months ended June 30, 2013, we experienced the following:

•            For the first six months of 2013, we recognized Alliance’s results for the full period compared to a four-month period in 2012 as we acquired Alliance on March 1, 2012.

•            In our Wholesale segment, in part through the February 2013 acquisitions of a 60% membership interest in Basin Transload and a 100% membership interest in Cascade Kelly, we continued our expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil which improved our Wholesale segment net product margin.

•            During the first half of 2013, we continued to expand our wholesale gasoline and gasoline blendstocks and distillates businesses by expanding terminal throughput and sales locations at third-party facilities across the country.

•            While our net product margin from wholesale gasoline and gasoline blendstocks sales increased for the second quarter of 2013 compared to the same period in 2012, our wholesale gasoline and gasoline blendstocks business was negatively impacted for the first half of 2013 due to tighter margins related to market conditions during the first quarter.

•            In our Gasoline Distribution and Station Operations segment, rising gasoline prices typically compress our gasoline net product margins and declining gasoline prices typically improve our gasoline net product margins.  Gasoline prices rose for much of the second quarter and most of the first half of 2013 which had a negative impact on our net product margins in our gasoline distribution business.

•            Operating expenses increased by $10.2 million and $30.2 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to the February 2013 acquisitions of Basin Transload and Cascade Kelly and the March 2012 acquisition of Alliance.

•            Temperatures for the three and six months ended June 30, 2013 were 18% and 21%, respectively, colder than the same periods in 2012 which improved our Wholesale and Commercial net product margins.

•            Our net product margins for the three and six months ended June 30, 2013 and 2012 were also affected by a variety of other factors, such as changes in commodity prices, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality, supply, weather and logistics disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Net income attributable to Global Partners LP	$8,694		$18,515		$23,519		$17,115

Net income per diluted limited partner unit (1)	$0.29		$0.66		$0.80		$0.65

EBITDA (2)	$36,973		$40,790		$75,743		$59,240

Distributable cash flow (3)	$23,397		$26,679		$49,971		$33,747

Wholesale Segment:
Volume (gallons)	1,374,820		1,020,058		2,953,289		2,148,902
Sales
Gasoline and gasoline blendstocks	$1,959,686		$2,043,385		$4,161,155		$3,895,370
Other oils and related products (4)	1,709,322		836,794		4,025,841		2,265,117
Total	$3,669,008		$2,880,179		$8,186,996		$6,160,487
Net product margin
Gasoline and gasoline blendstocks	$16,043		$6,718		$25,656		$25,457
Other oils and related products (4)	30,102		28,002		71,669		42,455
Total	$46,145		$34,720		$97,325		$67,912
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	264,190		262,664		507,501		403,886
Sales
Gasoline	$833,121		$807,108		$1,578,711		$1,273,585
Station operations (5)	37,313		35,405		68,921		55,046
Total	$870,434		$842,513		$1,647,632		$1,328,631
Net product margin
Gasoline	$38,897		$43,525		$67,090		$55,728
Station operations (5)	19,939		18,734		37,775		29,694
Total	$58,836		$62,259		$104,865		$85,422
Commercial Segment:
Volume (gallons)	94,305		85,527		208,540		174,644
Sales	$232,314		$193,371		$526,318		$402,426
Net product margin	$6,170		$3,179		$16,595		$9,379
Combined sales and net product margin:
Sales	$4,771,756		$3,916,063		$10,360,946		$7,891,544
Net product margin (6)	$111,151		$100,158		$218,785		$162,713
Depreciation allocated to cost of sales	(13,294)		(9,483)		(25,076)		(16,719)
Combined gross profit	$97,857		$90,675		$193,709		$145,994

Weather conditions:
Normal heating degree days	784		784		3,654		3,685
Actual heating degree days	721		611		3,532		2,924
Variance from normal heating degree days	(8%	)	(22%	)	(3%	)	(21%	)
Variance from prior period actual heating degree days	18%		(17%	)	21%		(20%	)

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of net income to EBITDA:
Net income	$8,712	$18,515	$23,047	$17,115
Net (income) loss attributable to noncontrolling interest	(18)	—	472	—
Net income attributable to Global Partners LP	8,694	18,515	23,519	17,115
Depreciation and amortization and amortization of deferred financing fees, excluding the impact of noncontrolling interest	19,255	13,577	36,159	24,107
Interest expense	9,024	9,148	17,940	18,468
Income tax benefit	—	(450)	(1,875)	(450)
EBITDA	$36,973	$40,790	$75,743	$59,240

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$44,934	$258,063	$327,712	$216,300
Net changes in operating assets and liabilities and certain non-cash items	(14,928)	(225,971)	(265,109)	(175,078)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,057)	—	(2,925)	—
Interest expense	9,024	9,148	17,940	18,468
Income tax benefit	—	(450)	(1,875)	(450)
EBITDA	$36,973	$40,790	$75,743	$59,240

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of net income to distributable cash flow:
Net income	$8,712	$18,515	$23,047	$17,115
Net (income) loss attributable to noncontrolling interest	(18)	—	472	—
Net income attributable to Global Partners LP	8,694	18,515	23,519	17,115
Depreciation and amortization and amortization of deferred financing fees, excluding the impact of noncontrolling interest	19,255	13,577	36,159	24,107
Amortization of senior notes discount	105	—	158	—
Amortization of routine bank refinancing fees	(985)	(959)	(1,970)	(1,918)
Maintenance capital expenditures	(3,672)	(4,454)	(7,895)	(5,557)
Distributable cash flow	$23,397	$26,679	$49,971	$33,747

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$44,934	$258,063	$327,712	$216,300
Net changes in operating assets and liabilities and certain non-cash items	(14,928)	(225,971)	(265,109)	(175,078)
Amortization of senior notes discount	105	—	158	—
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,057)	—	(2,925)	—
Amortization of routine bank refinancing fees	(985)	(959)	(1,970)	(1,918)
Maintenance capital expenditures	(3,672)	(4,454)	(7,895)	(5,557)
Distributable cash flow	$23,397	$26,679	$49,971	$33,747

Consolidated Results

Our total sales for the three months ended June 30, 2013 increased by $0.9 billion, or 22%, to $4.8 billion compared to $3.9 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was approximately 1.7 billion gallons for the second quarter of 2013 compared to 1.3 billion gallons for the same period in 2012, an increase of 365 million gallons, or 27%.  The increase in volume sold includes increases of 355 million gallons in our wholesale business, due to increases in our crude oil activities, gasoline and gasoline blendstocks and, due to colder weather period over period, distillates.  The number of actual heating degree days increased 18% to 721 for the second quarter of 2013 compared to 611 for the same period in 2012.  The increase in total volume also includes increases of 9 million gallons in our commercial business due largely to an increase in bunkering activity and to colder weather period over period and 1 million gallons in our gasoline distribution business.  Our gross profit for the second quarter of 2013 was $97.9 million, an increase of $7.2 million, or 8%, compared to $90.7 million for the second quarter of 2012, due primarily to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012, and to an increase in crude oil activities, including Phillips 66 transactions and the February 2013 acquisitions of Basin Transload and Cascade Kelly.  The increase in gross profit was partially offset by a decrease in our gasoline distribution business due to rising gasoline prices during much of the second quarter and by less favorable market conditions in distillates.  The increase in gross profit was offset by an increase in depreciation on our North Dakota and Oregon assets, which is included in cost of sales.

Our total sales for the six months ended June 30, 2013 increased by $2.5 billion, or 31%, to $10.4 billion compared to $7.9 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 3.7 billion gallons for first half of 2013 compared to 2.7 billion gallons for the same period in 2012, an increase of 942 million gallons, or 35%.  The increase in volume sold includes increases of 804 million gallons in our wholesale business, due to increases in our crude oil activities, gasoline and gasoline blendstocks and, due to colder weather period over period, distillates.  The number of actual heating degree days increased 21% to 3,532 for the first half of 2013 compared to 2,924 for the same period in 2012.  The increase in total volume also includes increases of 104 million gallons in our gasoline distribution business, primarily due to our supply and management agreement and unitary lease with Getty Realty, and 34 million gallons in our commercial business due largely to an increase in bunkering activity and to colder weather period over period.  Our gross profit for the first half of 2013 was $193.7 million, an increase of $47.7 million, or 33%, compared to $146.0 million for the same period in 2012, due primarily to the increase in crude oil activities, including Phillips 66 transactions and the February 2013 acquisitions of Basin Transload and Cascade Kelly.  Despite the increase, our gross profit was negatively impacted by tighter margins related to market conditions in wholesale gasoline and gasoline blendstocks during the first quarter of 2013, compressed margins in our gasoline distribution business due to rising gasoline prices for most of the first six months of 2013 and less favorable market conditions in distillates.  The increase in gross profit was offset by an increase in depreciation on our North Dakota and Oregon assets, which is included in cost of sales.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were relatively flat at $2.0 billion for the three months ended June 30, 2013 and 2012.  Our net product margin from wholesale gasoline and gasoline blendstocks sales for the three months ended June 30, 2013 increased by $9.3 million to $16.0 million from $6.7 million for the same period in 2012 due primarily to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012.

During the six months ended June 30, 2013, sales from wholesale gasoline and gasoline blendstocks were $4.2 billion compared to $3.9 billion for the same period in 2012.  The increase of $0.3 billion, or 7%, was due primarily to an increase in volume sold which was attributable to an increase in demand for gasoline blendstocks.  Our net product margin from wholesale gasoline and gasoline blendstocks sales increased $0.2 million to $25.6 million for the six months ended June 30, 2013 compared to $25.4 million for the same period in 2012.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $1.7 billion for the three months ended June 30, 2013 compared with $0.8 billion for the same period in 2012.  During the six months ended June 30, 2013, sales from other oils and related products were $4.0 billion compared to $2.3 billion for the same period in 2012.  The increases of $0.9 million and $1.7 million for the three and six months ended June 30, 2013, respectively, were primarily due to increases in our crude oil activities, including Phillips 66 transactions and the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to colder weather period over period.  Primarily for these same reasons, our net product margin increased by $2.1 million, or 7%, to $30.1 million for the second quarter of 2013 compared to $28.0 million for the second quarter of 2012 and by $29.2 million, or 69%, to $71.7 million for the first half of 2013 compared to $42.5 million for the first half of 2012.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $833.1 million for the three months ended June 30, 2013 compared with $807.1 million for the same period in 2012.  The increase of $26.0 million, or 3%, was due to rising gasoline prices during much of the second quarter of 2013.  Our net product margin from gasoline distribution decreased by $4.6 million to $38.9 million for the three months ended June 30, 2013 compared to $43.5 million due to rising gasoline prices during the quarter which compressed our net product margin compared to declining gasoline prices during the second quarter of 2012 which improved our net product margin.

During the six months ended June 30, 2013, sales from gasoline distribution were $1.6 billion compared to $1.3 billion for the six months ended June 30, 2012.  The increase of $305.1 million, or 24%, was due primarily to an increase in volume sold as a result of including Alliance’s results for a full six months compared to four months in 2012 and to our supply and management agreement and unitary lease with Getty Realty which were not in place for the full first half of 2012.  Primarily for these same reasons, our net product margin increased by $11.4 million to $67.1 million for the six months ended June 30, 2013 compared to $55.7 million for the same periods in 2012.  Despite the increase, our net product margin from gasoline distribution was negatively impacted due to rising gasoline prices during most of the first half of 2013.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $37.3 million and $35.4 million for the three months ended June 30, 2013 and 2012, respectively, and $68.9 million and $55.0 million for the six months ended June 30, 2013 and 2012, respectively.  Our net product margin from station operations was $19.9 million and $18.7 million for the three months ended June 30, 2013 and 2012, respectively, and $37.8 million and $29.7 million for the six months ended June 30, 2013 and 2012, respectively.  The increases in revenues and net product margin for the six months ended June 30, 2013 compared to the same period in 2012 were due primarily to including Alliance’s results for a full six months in 2013 versus four months in 2012.

Commercial Segment

Our commercial sales were $232.3 million and $193.4 million for the three months ended June 30, 2013 and 2012, respectively, and $526.3 million and $402.4 million for the six months ended June 30, 2013 and 2012, respectively.  Our commercial net product margins were $6.2 million and $3.2 million for the three months ended June 30, 2013 and 2012, respectively, and $16.6 million and $9.4 million for the six months ended June 30, 2013 and 2012, respectively.  The increases of $38.9 million and $3.0 million in sales and net product margin, respectively, for the second quarter of 2013 and $123.9 million and $7.2 million, respectively, for the first half of 2013 were primarily due to an increase in bunkering activity and to colder weather period over period.  In our Commercial segment, residual oil accounted for approximately 52% and 45% of our total commercial volume sold for the three months ended June 30, 2013 and 2012, respectively, and 49% and 39% of our total commercial volume sold for the six months ended June 30, 2013 and 2012, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and net product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $3.0 million, or 13%, to $27.0 million for the three months ended June 30, 2013 compared to $24.0 million for the same period in 2012.  The increase includes increases of $3.1 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $1.6 million in overhead expenses, $1.1 million in bank fees primarily related to the increase in our crude oil activities, and $0.9 million in costs related to our Basin Transload and Cascade Kelly facilities.  The increase in SG&A expenses was offset by decreases of $2.0 million in accrued incentive compensation, $1.3 million in commissions related to certain gasoline station operators and $0.4 million in other SG&A expenses.

SG&A expenses increased by $7.3 million, or 16%, to $53.8 million for the six months ended June 30, 2013 compared to $46.5 million for the same period in 2012.  The increase, includes increases of $4.0 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $3.4 million in overhead expenses, $2.8 million in bank fees primarily related to the increase in our crude oil activities, $1.3 million in bad debt expense, $1.3 million in costs related to our Basin Transload and Cascade Kelly facilities and $1.3 million in other SG&A expenses.  The increase in SG&A expenses for the first half of 2013 includes expenses related to our retail gasoline stations for a full six months in 2013 versus four months in 2012.  The increase in SG&A expenses was offset by decreases of $1.3 million in commissions related to certain gasoline station operators and $1.0 million in accrued incentive compensation.  In addition, in the first six months of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.1 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

Operating Expenses

Operating expenses increased by $10.2 million, or 28%, to $47.3 million for the three months ended June 30, 2013 compared to $37.1 million for the same period in 2012.  The increase in operating expenses includes $4.9 million in costs associated with our crude oil operations, $4.0 million in costs related to the operations of our retail gasoline stations, including expenses associated with management of the Getty Realty locations, and $1.4 million in operating costs associated with our terminals in Albany, New York, Newburgh, New York and South Portland, Maine.

Operating expenses increased by $30.2 million, or 50%, to $90.7 million for the six months ended June 30, 2013 compared to $60.5 million for the same period in 2012.  The increase in operating expenses includes $19.3 million in costs related to the operations of our retail gasoline stations for a full six months in 2013 versus four months in 2012, including expenses associated with management of the Getty Realty locations, $7.9 million in costs associated with our crude oil operations, $2.6 million in operating costs associated with our terminals in Albany, New York, Newburgh, New York and South Portland, Maine and $0.4 million in other operating expenses.

Amortization Expense

Amortization expense related to our intangible assets was $5.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $10.1 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively.  The increases of $3.4 million and $6.2 million were primarily due to the intangible assets acquired in the Basin Transload acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $9.0 million and $9.1 million, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was $17.9 million and $18.4 million, respectively.  The decreases of $0.1 million and $0.5 million for the three and six months ended June 30, 2013, respectively, were attributed to carrying lower average balances on our working capital revolving credit facility from carrying lower average dollar values of inventories and to a decrease in costs of borrowings in connection with the November 2012 amendment to our credit agreement.  The decrease in interest expense was offset by additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance.

Income Tax Benefit

Income tax benefit was $0 and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.  The income tax benefit is due to the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net income of $18,000 and net loss of $0.5 million for the three and six months ended June 30, 2013, respectively, attributable to noncontrolling interest represents Basin Transload’s 40% interest.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $299.5 million to $162.2 million at June 30, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories and accounts payable and to the addition of the term loan.

On February 14, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.3 million for the fourth quarter of 2012.  On May 15, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.8 million for the first quarter of 2013.  On July 23, 2013, the board of directors of our general partner declared a quarterly cash distribution of $0.5835 per unit ($2.35 per unit on an annualized basis) for the period from April 1, 2013 through June 30, 2013 to our common unitholders of record as of the close of business August 5, 2013.  We expect to pay the cash distribution of approximately $17.0 million on August 14, 2013.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2013 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$615,869	$—	$615,869	$—	$—
Term loan and senior notes obligation (2)	218,174	122,974	11,200	11,200	72,800
Operating lease obligations (3)	295,640	36,113	83,998	65,345	110,184
Capital lease obligations	1,044	107	353	469	116
Other long-term liabilities (4)	225,070	18,215	67,468	65,372	74,015
Total	$1,355,798	$177,409	$778,888	$142,386	$257,115

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2013 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of May 14, 2015 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

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

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $7.9 million and $5.5 million in maintenance capital expenditures for the six months ended June 30, 2013 and 2012, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, by example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $95.2 million and $310.4 million in expansion capital expenditures for the six months ended June 30, 2013 and 2012, respectively.  Specifically, for the six months ended June 30, 2013, expansion capital expenditures included approximately $73.1 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload.  In addition, we had $22.1 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $22.1 million consists of $10.0 million in site expansion and improvements at certain retail gasoline stations, $6.2 million in costs associated with our crude oil activities, $3.7 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, and $2.2 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment at our Albany terminal.  The $6.2 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.

For the six months ended June 30, 2012, expansion capital expenditures included approximately $296.2 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition, we had $14.2 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $14.2 million consists of $7.6 million in costs associated with our crude oil activities, $2.6 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $2.4 million in site expansion and improvements at certain retail gasoline stations, $0.6 million in costs related to information technology, including increases in storage and computing capacity, $0.5 million in costs to acquire land for future development and $0.5 million in other expansion capital expenditures.  The $7.6 million in costs associated with our crude oil activities include a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and tank construction at one of our transloading facilities for the storage and handling of crude oil,

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$327,712	$216,300
Net cash used in investing activities	$(212,907)	$(201,624)
Net cash used in financing activities	$(111,109)	$(14,443)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of part of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $327.7 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $216.3 million for the six months ended June 30, 2012, for a period-over-period increase in cash provided by operating activities of $111.4 million.  The primary drivers of the increase include the following:

	Six Months Ended		Period over
	June 30,		Period
	2013	2012	Change
(Increase) decrease in accounts receivable	$(48,354)	$190,344	$(238,698)
Decrease in inventories	281,023	171,479	109,544
Increase (decrease) in accounts payable	1,609	(205,314)	206,923
Decrease (increase) in the change in fair value of forward fixed price contracts	20,296	(3,296)	23,592

For the six months ended June 30, 2013, excluding the beginning account balances related to Basin Transload and Cascade Kelly as of their respective acquisition dates (see Note 2 of Notes to Consolidated Financial Statements), the increases in accounts receivable and accounts payable were due primarily to an increase in our crude oil activities.  The decrease in inventories was due to carrying lower levels of inventory.  In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided funds.

For the six months ended June 30, 2012, excluding the beginning account balances related to Alliance as of its acquisition date, the decreases in accounts receivable and accounts payable reflected the change in activity as we exited the heating season.  The decrease in inventories was due to carrying lower levels of inventory.  In addition, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments.

Net cash used in investing activities was $212.9 million for the six months ended June 30, 2013 and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $22.1 million in expansion capital expenditures and $7.9 million in maintenance capital expenditures, offset by $2.4 million in proceeds from the sale of property and equipment.  For the six months ended June 30, 2012, net cash used in investing activities was $201.6 million and included $181.9 million in the cash portion related to the acquisition of Alliance, $14.2 million in expansion capital expenditures and $5.5 million in maintenance capital expenditures.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2013 and 2012.

Net cash used in financing activities was $111.1 million for the six months ended June 30, 2013 and included $213.0 million payments on our working capital revolving credit facility, $47.3 million in payments on our revolving credit facility, $33.0 million in cash distributions to our common unitholders and our general partner and $2.1 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations, offset by $115.0 million in borrowings under our term loan, $67.9 million in proceeds from our senior notes and $1.4 million in capital contributions from our noncontrolling interest.

For the six months ended June 30, 2012, net cash used in financing activities was $14.4 million and primarily included $179.2 million in payments on our working capital revolving credit facility, $25.0 million in cash distributions to our common unitholders and our general partner and $2.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations, offset by $192.0 million in borrowings from our revolving credit facility substantially in connection with the acquisition of Alliance.

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

As of June 30, 2013, there were three facilities under our credit agreement:

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

The average interest rate for our credit agreement were 4.5% and 4.1% for the three months ended June 30, 2013 and 2012, respectively, and 4.3% and 4.1% for the six months ended June 30, 2013 and 2012, respectively.

We incur a letter of credit fee of 2.00% - 2.50% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under our credit agreement, ranging from 0.375% to 0.50% per annum.

As of June 30, 2013, we had total borrowings outstanding under our credit agreement of $701.2 million, including $374.7 million outstanding on our revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, we had outstanding letters of credit of $301.9 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $611.9 million and $218.9 million at June 30, 2013 and December 31, 2012, respectively.

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among us, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes accrued from February 14, 2013 and will be paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We did not capitalize deferred financing fees for the three months ended June 30, 2013 and 2012.  We capitalized deferred financing fees of $5.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Amortization expense of approximately $1.7 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

As of June 30, 2013, we had total borrowings outstanding under our credit agreement of $701.2 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At June 30, 2013, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30, 2013	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$24,697	$(16,307)	$16,307
Swaps, options and other, net	(380)	(4,707)	6,289
	$24,317	$(21,014)	$22,596

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2013.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $21.9 million at June 30, 2013.

We are exposed to credit loss in the event of nonperformance by counterparties of futures contracts, forward contracts and swap agreements.  We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.  Futures contracts, the primary derivative instrument utilized, are traded on regulated exchanges, greatly reducing potential credit risks.  Exposure on swap and certain option agreements is limited to the amount of the recorded fair value as of the balance sheet dates.  We utilize primarily three clearing brokers, all major financial institutions, for all NYMEX derivative transactions and the right of offset exists.  Accordingly, the fair value of all derivative instruments is displayed on a net basis.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt.  We are complying with the Requests for Information.  We do not believe that a material violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

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

10.1	^	—

Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).

10.2	^	—

Form of Phantom Unit Award Agreement for Employees under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013).

10.3	^	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).

10.4	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 3, 2013).

10.5	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 3, 2013).

10.6	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 3, 2013).

10.7	^	—

Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).

10.8	^	—

Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 3, 2013).

10.9	^	—

Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 3, 2013).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the fiscal periods ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2013 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 8, 2013		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013		By:	/s/ Daphne H. Foster
Daphne H. Foster
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

10.1	^	—

Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).

10.2	^	—

Form of Phantom Unit Award Agreement for Employees under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013).

10.3	^	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).

10.4	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 3, 2013).

10.5	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 3, 2013).

10.6	^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 3, 2013).

10.7	^	—

Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).

10.8	^	—

Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 3, 2013).

10.9	^	—

Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 3, 2013).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the fiscal periods ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended June 30, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended June 30, 2013 and (v) Notes to Consolidated Financial Statements.

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