Form 10-Q
period 2013-09-30
GLOBAL PARTNERS LP
filed 2013-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of November 5, 2013.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$15,068	$5,977
Accounts receivable, net	781,800	696,762
Accounts receivable—affiliates	1,496	1,307
Inventories	402,221	634,667
Brokerage margin deposits	40,694	54,726
Fair value of forward fixed price contracts	37,001	48,062
Prepaid expenses and other current assets	41,591	65,432
Total current assets	1,319,871	1,506,933

Property and equipment, net	838,424	712,322
Intangible assets, net	129,755	60,822
Goodwill	58,890	32,326
Other assets	17,701	17,349
Total assets	$2,364,641	$2,329,752

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$769,693	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,271	4,341
Trustee taxes payable	75,891	91,494
Accrued expenses and other current liabilities	46,403	71,442
Obligations on forward fixed price contracts	38,885	34,474
Total current liabilities	1,050,143	1,045,195

Working capital revolving credit facility—less current portion	300,300	340,754
Revolving credit facility	399,700	422,000
Senior notes	68,163	—
Environmental liabilities—less current portion	37,651	39,831
Other long-term liabilities	44,454	45,511
Total liabilities	1,900,411	1,893,291

Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,268,247 outstanding at September 30, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	427,929	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at September 30, 2013 and December 31, 2012)	(335)	(407)
Accumulated other comprehensive loss	(13,877)	(19,670)
Total Global Partners LP equity	413,717	436,461
Noncontrolling interest	50,513	—
Total partners’ equity	464,230	436,461
Total liabilities and partners’ equity	$2,364,641	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012

Sales		$4,433,426	$4,617,194	$14,794,372	$12,508,738
Cost of sales		4,337,146	4,534,574	14,504,383	12,280,124
Gross profit		96,280	82,620	289,989	228,614

Costs and operating expenses:
Selling, general and administrative expenses		29,086	24,105	82,923	70,608
Operating expenses		46,713	40,196	137,420	100,692
Amortization expense		6,676	1,511	16,729	5,373
Total costs and operating expenses		82,475	65,812	237,072	176,673

Operating income		13,805	16,808	52,917	51,941

Interest expense		(9,111)	(9,237)	(27,051)	(27,705)

Income before income tax expense		4,694	7,571	25,866	24,236

Income tax expense		(2,727)	(678)	(852)	(228)

Net income		1,967	6,893	25,014	24,008

Net loss attributable to noncontrolling interest		1,440	—	1,912	—

Net income attributable to Global Partners LP		3,407	6,893	26,926	24,008

Less:	General partner’s interest in net income, including incentive distribution rights	(856)	(316)	(2,458)	(733)

Limited partners’ interest in net income		$2,551	$6,577	$24,468	$23,275

Basic net income per limited partner unit		$0.09	$0.24	$0.89	$0.89

Diluted net income per limited partner unit		$0.09	$0.24	$0.89	$0.89

Basic weighted average limited partner units outstanding		27,333	27,311	27,350	26,085

Diluted weighted average limited partner units outstanding		27,333	27,485	27,350	26,258

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,967	$6,893	$25,014	$24,008
Other comprehensive income:
Change in fair value of cash flow hedges	(945)	515	2,577	1,204
Change in pension liability	1,191	373	3,216	581
Total other comprehensive income	246	888	5,793	1,785
Comprehensive income	2,213	7,781	30,807	25,793
Comprehensive loss attributable to noncontrolling interest	1,440	—	1,912	—
Comprehensive income attributable to Global Partners LP	$3,653	$7,781	$32,719	$25,793

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$25,014	$24,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,942	32,663
Amortization of deferred financing fees	5,062	4,106
Amortization of senior notes discount	263	—
Bad debt expense	1,659	270
Stock-based compensation expense	955	(20)
Gain on disposition of property and equipment	(1,444)	(162)
Curtailment gain	—	(469)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	(84,398)	(40,237)
Accounts receivable – affiliate	(189)	499
Inventories	232,577	81,839
Broker margin deposits	14,032	13,663
Prepaid expenses, all other current assets and other assets	18,589	264
Accounts payable	7,241	91,708
Trustee taxes payable	(15,603)	(7,515)
Change in fair value of forward fixed price contracts	15,472	(25,450)
Accrued expenses, all other current liabilities and other long-term liabilities	(24,060)	14,533
Net cash provided by operating activities	254,112	189,700

Cash flows from investing activities
Acquisitions	(185,262)	(181,898)
Capital expenditures	(46,935)	(30,907)
Proceeds from sale of property and equipment	5,769	6,610
Net cash used in investing activities	(226,428)	(206,195)

Cash flows from financing activities
Payments on working capital revolving credit facility	(124,200)	(161,800)
(Payments on) borrowings from revolving credit facility	(22,300)	217,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchase of common units	(4,331)	(2,152)
Repurchased units withheld for tax obligations	(2,086)	(96)
Noncontrolling interest capital contribution	1,425	—
Distributions to partners	(50,001)	(39,712)
Net cash (used in) provided by financing activities	(18,593)	13,240

Increase (decrease) in cash and cash equivalents	9,091	(3,255)
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$15,068	$1,073

Supplemental information
Cash paid during the period for interest	$26,002	$27,720
Non-cash investing activities (see Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net income (loss)	24,468	2,458	—	(1,912)	25,014
Acquisition of noncontrolling interest, at fair value	—	—	—	51,000	51,000
Noncontrolling interest capital contribution	—	—	—	1,425	1,425
Other comprehensive income	—	—	5,793	—	5,793
Stock-based compensation	955	—	—	—	955
Distributions to partners	(47,731)	(2,386)	—	—	(50,117)
Repurchase of common units	(4,331)	—	—	—	(4,331)
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)
Phantom unit dividends	116	—	—	—	116
Balance at September 30, 2013	$427,929	$(335)	$(13,877)	$50,513	$464,230

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of September 30, 2013, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp., Global Energy Marketing II LLC, Global CNG LLC and Cascade Kelly Holdings LLC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company.  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership also owns and controls terminals in North Dakota and Oregon that extend its origin-to-destination capabilities.  The Partnership is a major multi-brand gasoline distributor and, as of September 30, 2013, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership receives revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  The Partnership is also a distributor of natural gas and propane.  In addition, the Partnership provides ancillary services to companies and receives revenue from these ancillary services.

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

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2013, affiliates of the General Partner, including its directors and executive officers, owned 11,548,902 common units, representing a 42.1% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the eight months ended September 30, 2013 and of Cascade Kelly for the seven and one-half months ended September 30, 2013 are included in the accompanying statements of income for the nine months ended September 30, 2013.  The Partnership consolidated the September 30, 2013 balance sheet of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2013.  The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales as a percentage of total sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	65%	76%	59%	70%
Distillates (home heating oil, diesel and kerosene), residual oil, crude oil, natural gas and propane sales	35%	24%	41%	30%
Total	100%	100%	100%	100%

The Partnership had two significant customers, ExxonMobil Corporation (“ExxonMobil”) and Phillips 66 (“Phillips 66”), which accounted for approximately 18% and 11%, respectively, of total sales for the three months ended September 30, 2013, and approximately 15% and 14% respectively, of total sales for the nine months ended September 30, 2013.  The Partnership had one significant customer, ExxonMobil, which accounted for approximately 16% and 16% of total sales for the three and nine months ended September 30, 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	29,112
Intangibles	85,662
Total identifiable assets purchased	116,845
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	115,519
Noncontrolling interest	(51,000)
Goodwill	26,564
Net assets acquired	$91,083

Management is in the process of finalizing the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment, intangible assets and noncontrolling interest.  During the quarter ended September 30, 2013, the Partnership recorded certain changes to the preliminary purchase accounting, primarily related to the values assigned to property and equipment, intangibles and the noncontrolling interest based on a preliminary valuation received from a third-party valuation firm.  The impact of these changes increased goodwill from $24.1 million at June 30, 2013 to $26.5 million at September 30, 2013.

The Partnership’s third party valuation firm primarily used the replacement cost methodology to value property and equipment, adjusted for depreciation associated with the age and estimated condition of the assets.  The income approach was used to value the intangible assets, which consist principally of customer relationships.

The fair value of the noncontrolling interest was developed by a third-party valuation firm based on the fair value of the acquired business as a whole, reduced by the consideration paid by management to obtain control.  This fair value of the business was estimated based on the fair value of Basin Transload’s net assets and applying a reasonable control premium.

The fair values of the remaining Basin Transload assets and liabilities noted above approximate their carrying values at February 1, 2013.  The Partnership is completing its review of the preliminary values received from the third-party valuation firm with a particular emphasis on assessing the appropriate number of years of cash flows used to value the intangible assets given the nature of the industry.  It is possible that once the Partnership receives the completed valuations on the property and equipment, intangible assets and noncontrolling interest, the final purchase price accounting may be different than what is presented above.

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

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over five years.  Amortization expense amounted to $4.9 million and $11.4 million for the three and nine months ended September 30, 2013, respectively.  The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2013 (10/1/13 – 12/31/13)	$4,275
2014	17,100
2015	17,100
2016	17,100
2017	17,100
Thereafter	1,425
Total	$74,100

The $26.5 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$296
Inventory	131
Prepaid expenses	96
Property and equipment	96,591
Total identifiable assets purchased	97,114
Liabilities assumed:
Accounts payable	(1,428)
Other current liabilities	(1,507)
Total liabilities assumed	(2,935)
Net identifiable assets acquired	$94,179

Management is in the process of finalizing the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Cascade Kelly’s property and equipment, and the preliminary estimate of fair value is $96.6 million.  During the quarter ended September 30, 2013, the Partnership recorded certain changes to the preliminary purchase accounting, primarily related to the values assigned to property and equipment based on a preliminary valuation received from a third-party valuation firm.  The impact of these changes decreased goodwill from $51.1 million at June 30, 2013 to $0 at September 30, 2013.

During the preliminary stage of evaluating the purchase price accounting, the estimated fair value of property and equipment developed by management and used in the determination of the acquisition price was based on management’s acquisition history and on the crude oil facility.  In the third quarter, the Partnership’s third-party valuation firm completed inspections of the crude oil and ethanol fixed assets and prepared a preliminary valuation which began with quantifying the replacement cost of the acquired assets.  The level of physical depreciation and other forms of depreciation was then quantified and deducted from the replacement cost to arrive at the fair value of the assets.  The impact of the valuation was to increase property and equipment by $51.5 million.  Management attributed the increase to the completion of the valuation by the third-party valuation firm, which concluded that the fair value of the ethanol assets is more favorable than originally anticipated.  The Partnership continues to review the assumptions used in valuing the crude oil and ethanol fixed assets, with a particular focus on the adjustments made between replacement cost and fair value.

The Partnership expects to make the capital improvements necessary to place the ethanol plant into service; therefore, as of September 30, 2013, the fair value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

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

Goodwill — The following table presents a summary roll forward of the Partnership’s goodwill at September 30, 2013 (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	September 30,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil Company (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	26,564	26,564
Total	$32,326	$26,564	$58,890

(1)         Goodwill allocated to the Gasoline Distribution and Station Operations reporting unit

(2)         Goodwill allocated to the Wholesale reporting unit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

Supplemental Pro-Forma Information — Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from January 1, 2013 to February 1, 2013, the acquisition date, and for Cascade Kelly from January 1, 2013 to February 15, 2013, the acquisition date, were immaterial.  Accordingly, the supplemental pro-forma information for the nine months ended September 30, 2013 is consistent with the amounts reported in the accompanying statement of income for the nine months ended September 30, 2013.

The following unaudited pro-forma information presents the consolidated results of operations of the Partnership as if the acquisitions of Basin Transload, Cascade Kelly and Alliance occurred at the beginning of the period presented, with pro-forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

Nine Months Ended
September 30, 2012

Sales	$12,758,170
Net loss	$(4,194)
Net loss per limited partner unit, basic and diluted	$(0.17)

The Partnership’s 60% interest in Basin Transload’s sales and net loss included in the Partnership’s consolidated operating results from February 1, 2013, the acquisition date, through the period ended September 30, 2013 were $6.4 million and $2.9 million, respectively.  Cascade Kelly’s sales and net loss included in the Partnership’s consolidated operating results from February 15, 2013, the acquisition date, through the period ended September 30, 2013 were $7.7 million and $1.3 million, respectively.

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

At September 30, 2013 and December 31, 2012, common units outstanding as reported in the accompanying consolidated financial statements excluded 162,316 and 119,915 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP	$3,407	$2,551	$856	$—	$6,893	$6,577	$316	$—

Declared distribution	$17,425	$16,459	$138	$828	$15,019	$14,607	$122	$290
Assumed allocation of undistributed net income	(14,018)	(13,908)	(110)	—	(8,126)	(8,030)	(96)	—
Assumed allocation of net income	$3,407	$2,551	$28	$828	$6,893	$6,577	$26	$290

Denominator:
Basic weighted average limited partner units outstanding		27,333				27,311
Dilutive effect of phantom units		—				174
Diluted weighted average limited partner units outstanding		27,333				27,485

Basic net income per limited partner unit		$0.09				$0.24
Diluted net income per limited partner unit (1)		$0.09				$0.24

(1)             Basic units were used to calculate diluted net income per limited partner unit for the three months ended September 30, 2013 as using the effects of the phantom units would have an anti-dilutive effect on income per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (1)	$26,926	$24,468	$2,458	$—	$24,008	$23,275	$733	$—

Declared distribution	$51,196	$48,554	$407	$2,235	$43,786	$42,724	$358	$704
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	51,196	48,554	407	2,235	41,857	40,795	358	704
Assumed allocation of undistributed net income	(24,270)	(24,086)	(184)	—	(17,849)	(17,520)	(329)	—
Assumed allocation of net income	$26,926	$24,468	$223	$2,235	$24,008	$23,275	$29	$704

Denominator:
Basic weighted average limited partner units outstanding		27,350				26,085
Dilutive effect of phantom units		—				173
Diluted weighted average limited partner units outstanding		27,350				26,258

Basic net income per limited partner unit		$0.89				$0.89
Diluted net income per limited partner unit (3)		$0.89				$0.89

(1)          Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance.  As a result, the general partner interest was 0.83% for the nine months ended September 30, 2013 and, based on a weighted average, 0.87% for the nine months ended September 30, 2012.

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

(3)          Basic units were used to calculate diluted net income per limited partner unit for the nine months ended September 30, 2013 as using the effects of the phantom units would have an anti-dilutive effect on income per limited partner unit.

On April 24, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5825 per unit for the period from January 1, 2013 through March 31, 2013.  On July 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.5875 per unit for the period from April 1, 2013 through June 30, 2013.  On October 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.60 per unit for the period from July 1, 2013 through September 30, 2013.  These declared cash distributions result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                    Inventories

Except for its convenience store inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts.  These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  In addition, the Partnership has convenience store inventory which is carried at the lower of historical cost or market.  Inventory from Cascade Kelly was nominal at September 30, 2013 and is carried at the lower of cost or market.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$165,561	$235,029
Gasoline	82,061	144,269
Gasoline blendstocks	47,538	139,316
Crude oil	60,837	80,273
Residual oil	36,649	29,150
Propane and other	2,411	—
Convenience store inventory	7,164	6,630
Total	$402,221	$634,667

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $203.8 million and $120.9 million at September 30, 2013 and December 31, 2012, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $195.0 million and $139.5 million at September 30, 2013 and December 31, 2012, respectively.  Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at September 30, 2013:

	Units (1)	Unit of Measure

Futures Contracts
Long	19,639	Thousands of barrels
Short	(23,968)	Thousands of barrels

Natural Gas Contracts
Long	7,481	Thousands of decatherms
Short	(7,481)	Thousands of decatherms

Interest Rate Collar	$100.0	Millions of U.S. dollars
Interest Rate Swap	$100.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$23.8	Millions of Canadian dollars
	$23.1	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.0311 to USD $1.00.

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

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at September 30, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives in Fair Value	Recognized in	September 30,		September 30,
Hedging Relationships	Income on Derivative	2013	2012	2013	2012

Futures contracts	Cost of sales	$(4,348)	$(100,666)	$15,753	$(110,114)

	Amount of Gain (Loss) Recognized in
	Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Hedged Items in Fair Value	Recognized in	September 30,		September 30,
Hedged Relationships	Income on Hedged Items	2013	2012	2013	2012

Inventories	Cost of sales	$4,545	$100,765	$(15,033)	$110,368

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

In September 2008, the Partnership executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expired on October 2, 2013, was used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

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

In September 2013, the Partnership executed a forward interest rate swap with a major financial institution.  The swap, which became effective on October 2, 2013 and expires on October 2, 2018, is used to hedge the variability in cash flows in monthly interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 1.819%.  This swap will essentially replace the interest rate collar which expired on October 2, 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at September 30, 2013 and December 31, 2012 (in thousands):

		September 30,	December 31,
Derivatives Designated as		2013	2012
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$49	$35

Liability derivatives
Interest rate collar	Other long-term liabilities	$6	$1,868
Interest rate swap	Other long-term liabilities	10,833	11,534
Total liability derivatives		$10,839	$13,402

The following table presents the amount of net gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and nine months ended September 30, 2013 and 2012 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Cash Flow	September 30,		September 30,		September 30,		September 30,
Hedging Relationship	2013	2012	2013	2012	2013	2012	2013	2012

Interest rate collar	$635	$481	$—	$—	$1,861	$1,341	$—	$—
Interest rate swap	(1,538)	78	—	—	701	133	—	—
Interest rate cap	(42)	(44)	—	—	15	(270)	—	—
Total	$(945)	$515	$—	$—	$2,577	$1,204	$—	$—

Ineffectiveness related to the interest rate collar and the interest rate swap is recognized as interest expense and was immaterial for the three and nine months ended September 30, 2013 and 2012.  The effective portion related to the interest rate collar that was originally reported in other comprehensive income and reclassified to earnings was $0.6 million for each of the three months ended September 30, 2013 and 2012, and $1.9 million for each of the nine months ended September 30, 2013 and 2012.  None of the effective portion related to the interest rate cap that was originally reported in other comprehensive income was reclassified into earnings for the three and nine months ended September 30, 2013 and 2012.

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

During the three and nine months ended September 30, 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases.  These forward contracts are not designated and are reflected in the consolidated balance sheet.  Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership’s futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at September 30, 2013 and December 31, 2012.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at September 30, 2013 and December 31, 2012 (in thousands):

			September 30,	December 31,
		Balance Sheet	2013	2012
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$10,328	$131
	Crude Oil	(1)	957	15,127
	Residual Oil	(1)	—	285
Total forward purchase commitments			11,285	15,543

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	13,649	30,928
	Distillates	(1)	3,938	—
	Crude Oil	(1)	5,874	—
	Natural Gas	(1)	2,255	1,591
Total forward sales commitments			25,716	32,519
Total forward fixed price contracts			37,001	48,062

Foreign currency forward contract	Foreign Denominated Sales	(2)	—	145
Total asset derivatives			$37,001	$48,207

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(3)	$12,226	$27,604
	Residual Oil	(3)	268	—
	Distillates	(3)	3,888	2,171
	Crude Oil	(3)	5,243	—
	Natural Gas	(3)	2,233	1,576
	Propane	(3)	768	—
Total forward purchase commitments			24,626	31,351

Forward sales commitments	Gasoline and Gasoline Blendstocks	(3)	12,675	173
	Distillates	(3)	1,529	2,950
	Crude Oil	(3)	55	—
Total forward sales commitments			14,259	3,123
Total obligations on forward fixed price contracts			38,885	34,474

Foreign currency forward contract	Foreign Denominated Sales	(4)	58	—
Total liability derivatives			$38,943	$34,474

(1)         Fair value of forward fixed price contracts

(2)         Prepaid expenses and other current assets

(3)         Obligations on forward fixed price contracts

(4)         Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Income on	September 30,		September 30,
Hedging Instruments	Derivatives	2013	2012	2013	2012

Product contracts	Cost of sales	$4,576	$11,062	$8,223	$15,666
Foreign currency contracts	Cost of sales	(437)	160	(203)	121
Total		$4,139	$11,222	$8,020	$15,787

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

As of September 30, 2013, there were three facilities under the Credit Agreement:

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

Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer (the “Receivables Sales Agreement”).  Also pursuant to the Credit Agreement, the Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only to the extent that (i) no Default or Event of Default (as such terms are defined in the Credit Agreement) has occurred and is continuing or would exist after giving effect to any such sale or transfer; (ii) such accounts receivable are sold for cash; (iii) the cash purchase price to be paid to the selling Loan Party for each account receivable is not less than the amount of credit such Loan Party would have been able to get for such account receivable had such account receivable been included in the Borrowing Base (as defined in the Credit Agreement) or, to the extent such account receivable is not otherwise eligible to be included in the Borrowing Base, then the cash purchase price to be paid is not less than 85% of the face amount of such account receivable; (iv) such account receivable is sold pursuant to a Receivables Sales Agreement; (v) the Loan Parties have complied with the notice requirement set forth in the Credit Agreement; (vi) neither the AR Buyer nor the Administrative Agent has delivered any notice of a termination event; (vii) the aggregate amount of the accounts receivable sold to one or more AR Buyers which has not yet been collected will not exceed $75.0 million at any time; and (viii) the cash proceeds received from the applicable Loan Party in connection with such sale will be used to immediately repay any outstanding WC Loans (as defined in the Credit Agreement).  To date, the level of receivables sold has not been significant, and the Partnership has accounted for such transfers as sales pursuant to ASC 860, “Transfers and Servicing.”  Due to the short-term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimus.

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

The average interest rates for the Credit Agreement were 4.3% and 4.1% for the three months ended September 30, 2013 and 2012, respectively, and 4.3% and 4.1% for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Partnership had a zero premium interest rate collar, an interest rate swap and an interest rate cap, all of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  Subsequent to September 30, 2013, the interest rate collar expired and was replaced with a forward starting interest swap agreement.  See Note 5 for additional information on these cash flow hedges.

The Partnership incurs a letter of credit fee of 2.00% — 2.50% per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $300.3 million and $340.8 million at September 30, 2013 and December 31, 2012, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The current portion of the working capital revolving credit facility was approximately $0 and $83.7 million at September 30, 2013 and December 31, 2012, respectively, representing the amounts the Partnership expects to pay down during the course of the year.

As of September 30, 2013, the Partnership had total borrowings outstanding under the Credit Agreement of $815.0 million, including $399.7 million outstanding on the revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, the Partnership had outstanding letters of credit of $278.4 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $521.6 million and $218.9 million at September 30, 2013 and December 31, 2012, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 20, 2013, the Partnership entered into a Twelfth Amendment to Amended and Restated Credit Agreement which amended the Credit Agreement to modify a certain financial covenant.  The Partnership was in compliance with the foregoing covenants at September 30, 2013.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

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

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among the Partnership, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes accrued from February 14, 2013 and is paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement. The Partnership capitalized deferred financing fees of $0.2 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015, is accounted for as an operating lease.  After July 31, 2015, the agreement continues for successive one year terms unless either party gives notice to terminate at least 90 days prior to the expiration of the then current term.  The expenses under this agreement totaled approximately $2.3 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $6.8 million and $6.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended September 30, 2013 and 2012, and $72,000 for each of the nine months ended September 30, 2013 and 2012.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 2), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of September 30, 2013, no such notice of termination was given by either party.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance.  Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance.  The income from these services was approximately $31,000 for the nine months ended September 30, 2012.  These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty.  There were no settlement gains or losses recognized as a result of the termination of this agreement.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of September 30, 2013, no such notice of termination was given by AE Holdings.

Prior to the acquisition of Alliance on March 1, 2012, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery.  Sales to Alliance were approximately $40.6 million for the nine months ended September 30, 2012.

In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership’s September 2010 acquisition of retail gasoline stations from ExxonMobil.  The management fee and overhead reimbursement were approximately $433,000 and $250,000, respectively, for the nine months ended September 30, 2012.  On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $13.9 million and $10.5 million for the three months ended September 30, 2013 and 2012, respectively, and $45.0 million and $30.6 million for the nine months ended September 30, 2013 and 2012, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions (continued)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2013	2012
Receivables from GPC	$436	$275
Receivables from the General Partner (1)	1,060	1,032
Total	$1,496	$1,307

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

The Partnership paid the following cash distribution during 2013 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/13 (1)	$0.5700	$15,636	$131	$579	$16,346
05/15/13 (2)	0.5825	15,979	134	683	16,796
08/14/13 (3)	0.5875	16,116	135	724	16,975

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

(3)          This distribution of $0.5875 per unit resulted in the Partnership exceeding its second target level distribution for the second quarter of 2013.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.60 per unit ($2.40 per unit on an annualized basis) for the period from July 1, 2013 through September 30, 2013.  On November 14, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2013.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended September 30, 2013.

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and nine months ended September 30, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,981,536	$2,570,580	$6,142,691	$6,465,950
Other oils and related products (1)	1,326,374	936,991	5,352,215	3,202,108
Total	$3,307,910	$3,507,571	$11,494,906	$9,668,058
Net product margin
Gasoline and gasoline blendstocks	$5,829	$8,925	$31,485	$34,382
Other oils and related products (1)	36,425	25,994	108,094	68,449
Total	$42,254	$34,919	$139,579	$102,831
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$870,689	$907,579	$2,449,400	$2,181,164
Station operations (2)	40,970	36,760	109,891	91,806
Total	$911,659	$944,339	$2,559,291	$2,272,970
Net product margin
Gasoline	$43,443	$33,556	$110,533	$89,284
Station operations (2)	21,287	18,673	59,062	48,367
Total	$64,730	$52,229	$169,595	$137,651
Commercial Segment:
Sales	$213,857	$165,284	$740,175	$567,710
Net product margin	$4,745	$4,779	$21,340	$14,158
Combined sales and net product margin:
Sales	$4,433,426	$4,617,194	$14,794,372	$12,508,738
Net product margin (3)	$111,729	$91,927	$330,514	$254,640
Depreciation allocated to cost of sales	(15,449)	(9,307)	(40,525)	(26,026)
Combined gross profit	$96,280	$82,620	$289,989	$228,614

(1)          Other oils and related products primarily consist of distillates, residual oil, crude oil and propane and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                    Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Combined gross profit	$96,280	$82,620	$289,989	$228,614
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	29,086	24,105	82,923	70,608
Operating expenses	46,713	40,196	137,420	100,692
Amortization expense	6,676	1,511	16,729	5,373
Total operating costs and expenses	82,475	65,812	237,072	176,673
Operating income	13,805	16,808	52,917	51,941
Interest expense	(9,111)	(9,237)	(27,051)	(27,705)
Income tax expense	(2,727)	(678)	(852)	(228)
Net income	1,967	6,893	25,014	24,008
Net loss attributable to noncontrolling interest	1,440	—	1,912	—
Net income attributable to Global Partners LP	$3,407	$6,893	$26,926	$24,008

There were no foreign sales for the three and nine months ended September 30, 2013 and 2012.  The Partnership has no significant foreign assets.

Segment Assets

In connection with its acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload in February 2013, the Partnership acquired assets, including goodwill, of approximately $240.5 million, of which approximately $125.7 million of property and equipment has primarily been allocated to the Wholesale segment as of the respective acquisition dates.  As of September 30, 2013, the total property and equipment related to these assets had a net book value of approximately $120.5 million.

The Partnership acquired retail gasoline stations from Alliance in March 2012 and ExxonMobil in September 2010 which have been allocated to the Gasoline Distribution and Station Operations segment.  As of September 30, 2013, total property and equipment allocated to this segment had a net book value of approximately $506.1 million.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Buildings and improvements	$592,285	$498,984
Land	287,592	289,903
Fixtures and equipment	23,793	14,554
Construction in process	90,633	17,809
Capitalized internal use software	276	5,847
Total property and equipment	994,579	827,097
Less accumulated depreciation	(156,155)	(114,775)
Total	$838,424	$712,322

The increase of approximately $167.5 million in gross total property and equipment at September 30, 2013 was primarily due to the Partnership’s acquisitions of its membership interest in Basin Transload and Cascade Kelly (see Note 2) and to additions related to the Partnership’s gasoline stations and Albany, New York terminal.

Note 11.              Environmental Liabilities and Asset Retirement Obligations

Environmental Liabilities

The Partnership owns or leases properties where refined petroleum products, renewable fuels and crude oil are being or may have been handled.  These properties and the refined petroleum products, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities and Asset Retirement Obligations (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2013 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	September 30,
Environmental Liability Related to:	2012	2013	2013	Adjustments	2013
ExxonMobil Gasoline Stations	$26,610	$(1,018)	$(366)	$(3)	$25,223
Alliance Gasoline Stations	14,984	(613)	(600)	420	14,191
Mutual Oil	625	—	—	—	625
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	347	(25)	—	—	322
Albany	106	(45)	—	—	61
Total environmental liabilities	$44,172	$(1,701)	$(966)	$417	$41,922

Current portion	$4,341				$4,271
Long-term portion	39,831				37,651
Total environmental liabilities	$44,172				$41,922

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligation through divestures of sites and the possibility of existing legal claims giving rise to additional claims.  Dispositions generally represent relief of legal obligation through the sale of the related property.  Other adjustments generally represent changes in estimates for existing obligations or obligations associated with new sites.  Therefore, although the Partnership believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership has recorded approximately $1.9 million in total asset retirement obligations which are included in other long-term liabilities in the accompanying balance sheet at September 30, 2013.

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

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above.  The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  The Partnership recorded compensation expense related to these awards of approximately $0.9 million for the three and nine months ended September 30, 2013, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2013 was approximately $18.7 million and is expected to be recognized ratably over the remaining requisite service period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Long-Term Incentive Plan (continued)

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The Partnership is authorized to acquire up to 942,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 487,915 common units pursuant to the Repurchase Program for approximately $12.0 million, of which approximately $4.3 million was purchased in 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of September 30, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$342,379	$—	$342,379	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	37,001	—	30,170	6,831	48,062	—	48,062	—
Swap agreements and options	139	134	5	—	179	54	125	—
Foreign currency derivatives	—	—	—	—	145	—	145	—
Interest rate cap	49	—	49	—	35	—	35	—
Broker margin deposits	40,694	40,694	—	—	54,726	54,726	—	—
Pension plan	17,885	17,885	—	—	17,158	17,158	—	—
Total	$438,147	$58,713	$372,603	$6,831	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(38,885)	$—	$(33,587)	$(5,298)	$(34,474)	$—	$(34,474)	$—
Swap agreements and option contracts	(134)	(134)	—	—	(54)	(54)	—	—
Foreign currency derivatives	(58)	—	(58)	—	—	—	—	—
Interest rate collar and swap	(10,840)	—	(10,840)	—	(13,402)	—	(13,402)	—
Total liabilities	$(49,917)	$(134)	$(44,485)	$(5,298)	$(47,930)	$(54)	$(47,876)	$—

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

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives is based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three and nine months ended September 30, 2013.

The fair value for the Partnership’s forward fixed price contracts related to crude oil are derived from a combination of quoted NYMEX market commodity prices as well as significant unobservable inputs (Level 3), including internally developed assumptions where there is little, if any, market activity.  The unobservable inputs used in the measurement of the Partnership’s forward fixed price contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at September 30, 2013 (in thousands):

Assets
Fair value at December 31, 2012	$—
Reclass of Level 2 inputs	15,127
Change in fair value recorded in Cost of Sales	(13,594)
Fair value at September 30, 2013	$1,533

The fair values of the Partnership’s pension plan assets at September 30, 2013 and December 31, 2012 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets. The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the fiscal quarters ended September 30, 2013.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of September 30, 2013 and December 31, 2012, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

Other

The Partnership received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  The Partnership has submitted all required information requested under the Requests for Information.  The Partnership does not believe that a material violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.              Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2013 (in thousands):

Three Months Ended September 30, 2013	Pension Plan	Derivatives	Total
Balance at June 30, 2013	$(2,859)	$(11,264)	$(14,123)
Other comprehensive income (loss) before reclassifications of gain (loss)	1,191	(945)	246
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	—	—
Total comprehensive income	1,191	(945)	246
Balance at September 30, 2013	$(1,668)	$(12,209)	$(13,877)

Nine Months Ended September 30, 2013	Pension Plan	Derivatives	Total
Balance at December 31, 2012	$(4,884)	$(14,786)	$(19,670)
Other comprehensive income before reclassifications of gain (loss)	3,216	2,577	5,793
Amount of gain (loss) reclassified from accumulated other comprehensive income	—	—	—
Total comprehensive income	3,216	2,577	5,793
Balance at September 30, 2013	$(1,668)	$(12,209)	$(13,877)

Note 17.              Non-Cash Investing Activities

The following table presents non-cash investing activities for the nine months ended September 30, 2012 (in thousands):

Effect of acquisition of Alliance Energy LLC:
Fair value of tangible assets acquired	$(333,212)
Fair value of liabilities assumed	83,209
Fair value of acquired intangible assets	(33,285)
Fair value of common units issued	130,513
Consideration paid in excess of fair value (goodwill)	(29,123)
Net cash paid in connection with the acquisition of Alliance	$(181,898)

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

Note 19.              Subsequent Event

On October 23, 2013, the board of directors of the General Partner declared a quarterly cash distribution of $0.60 per unit ($2.40 per unit on an annualized basis) for the period from July 1, 2013 through September 30, 2013.  On November 14, 2013, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2013.

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

•                     We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell.  A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

•                     Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions.

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

Overview

General

We are a midstream logistics and marketing company.  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We also engage in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We also own and control terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We are a major multi-brand gasoline distributor and, as of September 30, 2013, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We receive revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  We are also a distributor of natural gas and propane.  In addition, we provide ancillary services to companies and receive revenue from these ancillary services.

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations and (iii) Commercial which are discussed below.

Collectively, we sold approximately $4.4 billion and $14.7 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and nine months ended September 30, 2013, respectively.  In addition, we had other revenues of approximately $41.0 million and $109.9 million for the three and nine months ended September 30, 2013, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

Gasoline Distribution and Station Operations

As of September 30, 2013, we had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. which is approximately 95% owned by members of the Slifka family.

On April 26, 2012, we entered into an agreement with Getty Realty Corp. (“Getty Realty”) to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey.  On November 19, 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites, which enables us to supply gasoline to and operate gasoline stations, primarily in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County.  Under the April 26, 2012 agreement, we currently manage approximately 40 sites.  The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York metro region.

This reportable segment includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers as well as gasoline, convenience store, car wash and other ancillary sales at our directly operated stores and rental income from dealer leased or commission agent leased retail gasoline stations.

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three and nine months ended September 30, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

•            our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels, crude oil, propane, without regard to financing methods and capital structure; and

•            the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals (including the crude oil facilities) and gasoline stations used in our business.  Lease payments and storage expenses, maintenance and repair, utilities, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  These expenses remain relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

Three and Nine Months Ended September 30, 2013 and 2012

During the three and nine months ended September 30, 2013, we experienced the following:

•            For the first nine months of 2013, we recognized the results of the Alliance acquisition for the full period compared to a seven-month period in 2012 as we acquired Alliance on March 1, 2012.

•            In our Wholesale segment, in part through the February 2013 acquisitions of a 60% membership interest in Basin Transload and a 100% membership interest in Cascade Kelly, we continued our expansion into crude oil logistics, including the gathering, storage, transportation and marketing of crude oil which improved our Wholesale segment net product margin.

•            During the first nine months of 2013, we continued to expand our wholesale gasoline and gasoline blendstocks and distillates businesses by expanding terminal throughput and sales locations at third-party facilities across the country.

•            In our Wholesale segment, our net product margins from wholesale gasoline and gasoline blendstocks sales decreased for the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to increased competition in wholesale gasoline and to a substantially backward market in gasoline blendstocks during the third quarter of 2013.  In addition, during the first quarter of 2013, we experienced tighter margins related to market conditions which negatively impacted our net product margin in wholesale gasoline and gasoline blendstocks sales for the first nine months of 2013.

•            In our Gasoline Distribution and Station Operations segment, rising gasoline prices typically compress our gasoline net product margins and declining gasoline prices typically improve our gasoline net product margins.  The extent of the impact on our net product margins depends on the magnitude, duration and direction of the market.  Gasoline prices declined during the third quarter of 2013, which improved our margins for the three months ended September 30, 2013.  As a result of the decline in gasoline prices during the third quarter, our net product margin improved for the first nine months of 2013 but was negatively impacted by rising prices during the first half of the year.  The following chart provides the RBOB NYMEX gasoline prices during 2013:

•            Operating expenses increased by $6.5 million and $36.7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to the February 2013 acquisitions of Basin Transload and Cascade Kelly and the March 2012 acquisition of Alliance.

•            Our depreciation allocated to cost of sales, which impacts our gross profit, increased by $6.1 million and $14.5 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to our acquisitions of Basin Transload and Cascade Kelly.

•            Temperatures for the nine months ended September 30, 2013 were 21% colder than the same period in 2012 which increased demand for our weather-related products and improved our Wholesale and Commercial net product margins.

•            Our net product margins for the three and nine months ended September 30, 2013 and 2012 were also affected by a variety of other factors, such as changes in commodity prices, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality, supply, weather and logistics disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Net income attributable to Global Partners LP	$3,407		$6,893		$26,926		$24,008
Net income per diluted limited partner unit (1)	$0.09		$0.24		$0.89		$0.89
EBITDA (2)	$37,192		$29,470		$112,935		$88,710
Distributable cash flow (3)	$23,177		$14,954		$73,148		$48,701

Wholesale Segment:
Volume (gallons)	1,171,484		1,225,719		4,124,773		3,374,621
Sales
Gasoline and gasoline blendstocks	$1,981,536		$2,570,580		$6,142,691		$6,465,950
Other oils and related products (4)	1,326,374		936,991		5,352,215		3,202,108
Total	$3,307,910		$3,507,571		$11,494,906		$9,668,058
Net product margin
Gasoline and gasoline blendstocks	$5,829		$8,925		$31,485		$34,382
Other oils and related products (4)	36,425		25,994		108,094		68,449
Total	$42,254		$34,919		$139,579		$102,831
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	276,254		282,518		783,755		686,404
Sales
Gasoline	$870,689		$907,579		$2,449,400		$2,181,164
Station operations (5)	40,970		36,760		109,891		91,806
Total	$911,659		$944,339		$2,559,291		$2,272,970
Net product margin
Gasoline	$43,443		$33,556		$110,533		$89,284
Station operations (5)	21,287		18,673		59,062		48,367
Total	$64,730		$52,229		$169,595		$137,651
Commercial Segment:
Volume (gallons)	84,026		80,676		292,566		255,320
Sales	$213,857		$165,284		$740,175		$567,710
Net product margin	$4,745		$4,779		$21,340		$14,158
Combined sales and net product margin:
Sales	$4,433,426		$4,617,194		$14,794,372		$12,508,738
Net product margin (6)	$111,729		$91,927		$330,514		$254,640
Depreciation allocated to cost of sales	(15,449)		(9,307)		(40,525)		(26,026)
Combined gross profit	$96,280		$82,620		$289,989		$228,614

Weather conditions:
Normal heating degree days	96		96		3,750		3,781
Actual heating degree days	85		72		3,617		2,996
Variance from normal heating degree days	(11%	)	(25%	)	(4%	)	(21%	)
Variance from prior period actual heating degree days	18%		64%		21%		(19%	)

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

(4)          Other oils and related products primarily consist of distillates, residual oil, crude oil and propane and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 2 of Notes to Consolidated Financial Statements).

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of net income to EBITDA:
Net income	$1,967	$6,893	$25,014	$24,008
Net loss attributable to noncontrolling interest	1,440	—	1,912	—
Net income attributable to Global Partners LP	3,407	6,893	26,926	24,008
Depreciation and amortization and amortization of deferred financing fees, excluding the impact of noncontrolling interest	21,947	12,662	58,106	36,769
Interest expense	9,111	9,237	27,051	27,705
Income tax expense	2,727	678	852	228
EBITDA	$37,192	$29,470	$112,935	$88,710

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(73,600)	$(26,600)	$254,112	$189,700
Net changes in operating assets and liabilities and certain non-cash items	100,015	46,155	(165,094)	(128,923)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,061)	—	(3,986)	—
Interest expense	9,111	9,237	27,051	27,705
Income tax expense	2,727	678	852	228
EBITDA	$37,192	$29,470	$112,935	$88,710

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of net income to distributable cash flow:
Net income	$1,967	$6,893	$25,014	$24,008
Net loss attributable to noncontrolling interest	1,440	—	1,912	—
Net income attributable to Global Partners LP	3,407	6,893	26,926	24,008
Depreciation and amortization and amortization of deferred financing fees, excluding the impact of noncontrolling interest	21,947	12,662	58,106	36,769
Amortization of senior notes discount	105	—	263	—
Amortization of routine bank refinancing fees	(985)	(960)	(2,955)	(2,878)
Maintenance capital expenditures	(1,297)	(3,641)	(9,192)	(9,198)
Distributable cash flow	$23,177	$14,954	$73,148	$48,701

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(73,600)	$(26,600)	$254,112	$189,700
Net changes in operating assets and liabilities and certain non-cash items	100,015	46,155	(165,094)	(128,923)
Amortization of senior notes discount	105	—	263	—
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,061)	—	(3,986)	—
Amortization of routine bank refinancing fees	(985)	(960)	(2,955)	(2,878)
Maintenance capital expenditures	(1,297)	(3,641)	(9,192)	(9,198)
Distributable cash flow	$23,177	$14,954	$73,148	$48,701

Consolidated Results

Our total sales for the three months ended September 30, 2013 decreased by $0.2 billion, or 4%, to $4.4 billion compared to $4.6 billion for the same period in 2012, primarily due to a decrease in volume sold, largely in wholesale gasoline.  Our aggregate volume of product sold was approximately 1.5 billion gallons for the third quarter of 2013 compared to 1.6 billion gallons for the same period in 2012, a decrease of 57 million gallons, or 4%.  The decrease in volume sold includes decreases of 54 million gallons in our wholesale segment and 6 million gallons in our gasoline distribution business, offset by an increase of 3 million gallons in our commercial segment.  The decrease in our wholesale volume sold is primarily due to a lower gasoline volume attributable to increased competition, offset by increases in volume attributable our crude oil activities and to distillates.  Our gross profit for the third quarter of 2013 was $96.3 million, an increase of $13.7 million, or 17%, compared to $82.6 million for the third quarter of 2012, due primarily to (i) our gasoline distribution business as a result of declining prices during the third quarter of 2013, (ii) our wholesale distillates business due to favorable market conditions, and (iii) an increase in our crude oil activities, including the February 2013 acquisitions of Basin Transload and Cascade Kelly.  Despite the increase, our gross profit was negatively impacted during the third quarter of 2013 by a substantially backward market in wholesale gasoline blendstocks and by temporary supply dislocations in the crude oil market.  The increase in gross profit was also offset by an increase in depreciation, which is included in cost of sales, primarily related to our acquisitions of Basin Transload and Cascade Kelly.

Our total sales for the nine months ended September 30, 2013 increased by $2.3 billion, or 18%, to $14.8 billion compared to $12.5 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 5.2 billion gallons for first nine months of 2013 compared to 4.3 billion gallons for the same period in 2012, an increase of 884 million gallons, or 20%.  The increase in volume sold includes an increase of 750 million gallons in our wholesale segment attributable to increases in our crude oil activities and in distillates due to colder weather period over period, offset by a decrease in gasoline volume due to increased competition.  The number of actual heating degree days increased 21% to 3,617 for the first nine months of 2013 compared to 2,996 for the same period in 2012.  The increase in total volume also includes increases of 97 million gallons in our gasoline distribution business, primarily due to our supply and management agreement and unitary lease with Getty Realty and to the inclusion of the Alliance acquisition for nine months compared to seven months in 2012, and 37 million gallons in our commercial business due largely to an increase in bunkering activity.  Our gross profit for the first nine months of 2013 was $290.0 million, an increase of $61.4 million, or 27%, compared to $228.6 million for the same period in 2012, due primarily to an increase in (i) our crude oil activities, including the February 2013 acquisitions of Basin Transload and Cascade Kelly, (ii) our gasoline distribution business which includes the results of the Alliance acquisition for nine months compared to seven months in 2012, (iii) our wholesale distillates business due to favorable market conditions, and (iv) our commercial business due largely to an increase in bunkering activity.  Despite the increase, our gross profit was negatively impacted by 2013 events, including tighter margins related to market conditions in wholesale gasoline and gasoline blendstocks during the first quarter, a substantially backward market in wholesale gasoline blendstocks during the third quarter, compressed margins in our gasoline distribution business due to rising gasoline prices for the first half of 2013 and temporary supply dislocations in the crude oil market during 2013.  The increase in gross profit was also offset by an increase in depreciation, which is included in cost of sales, primarily related to our acquisitions of Basin Transload and Cascade Kelly.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion for the three months ended September 30, 2013 compared to $2.6 billion for the same period in 2012.  During the nine months ended September 30, 2013, sales from wholesale gasoline and gasoline blendstocks were $6.2 billion compared to $6.5 billion for the same period in 2012.  The decreases of $0.6 billion, or 23%, and $0.3 billion, or 5%, for the three and nine months ended September 30, 2013, respectively, were due primarily to decreases in volume sold.  Our net product margin from wholesale gasoline and gasoline blendstocks sales decreased by $3.1 million to $5.8 million for the three months ended September 30, 2013 and by $2.9 million to $31.5 million for the nine months ended September 30, 2013 compared to $8.9 million and $34.4 million for the same periods in 2012 due primarily to increased competition in gasoline and to a substantially backward market in gasoline blendstocks.  In addition, during the first quarter of 2013, we experienced tighter margins related to market conditions which negatively impacted our net product margin for the first nine months of 2013.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil, crude oil and propane) were $1.3 billion for the three months ended September 30, 2013 compared with $0.9 billion for the same period in 2012.  During the nine months ended September 30, 2013, sales from other oils and related products were $5.3 billion compared to $3.2 billion for the same period in 2012.  The increases of $0.4 million and $2.1 million for the three and nine months ended September 30, 2013, respectively, were primarily due to increases in our crude oil activities, including the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to favorable market conditions and, for the first nine months of 2013, colder weather period over period.  Primarily for these same reasons, our net product margin increased by $10.4 million, or 40%, to $36.4 million for the third quarter of 2013 compared to $26.0 million for the third quarter of 2012 and by $39.7 million, or 58%, to $108.1 million for the first nine months of 2013 compared to $68.4 million for the first nine months of 2012.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $870.7 million for the three months ended September 30, 2013 compared with $907.6 million for the same period in 2012.  The $36.9 million decrease in sales was due to a 2% decrease in volume sold and to lower gasoline prices.  Our net product margin from gasoline distribution increased by $9.8 million to $43.4 million for the three months ended September 30, 2013 compared to $33.6 million for the same period in 2012 due to declining gasoline prices during the third quarter of 2013, which improved our net product margin, compared to rising gasoline prices during the third quarter of 2012 which compressed our net product margin.

During the nine months ended September 30, 2013, sales from gasoline distribution were $2.4 billion compared to $2.2 billion for the nine months ended September 30, 2012.  The increase of $268.2 million, or 12%, was due primarily to an increase in volume sold as a result of including the results of the Alliance acquisition for nine months compared to seven months in 2012 and to our supply and management agreement and unitary lease with Getty Realty which were not in place for the full first nine months of 2012.  Primarily for these same reasons, and due to declining prices during the third quarter of 2013, our net product margin increased by $21.2 million to $110.5 million for the nine months ended September 30, 2013 compared to $89.3 million for the same period in 2012.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $41.0 million and $36.8 million for the three months ended September 30, 2013 and 2012, respectively, and $109.9 million and $91.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Our net product margin from station operations was $21.3 million and $18.6 million for the three months ended September 30, 2013 and 2012, respectively, and $59.1 million and $48.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases in revenues and net product margin for the nine months ended September 30, 2013 compared to the same period in 2012 were due primarily to including the results of the Alliance acquisition for nine months in 2013 versus seven months in 2012.

Commercial Segment

Our commercial sales were $213.9 million and $165.3 million for the three months ended September 30, 2013 and 2012, respectively, and $740.2 million and $567.7 million for the nine months ended September 30, 2013 and 2012, respectively.  Our commercial net product margins were $4.7 million and $4.8 million for the three months ended September 30, 2013 and 2012, respectively, and $21.3 million and $14.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases of $172.5 million and $7.1 million in sales and net product margin, respectively, for the first nine months of 2013 compared to the same period in 2012 were primarily due to an increase in bunkering activity and to colder weather period over period.  In our Commercial segment, residual oil accounted for approximately 54% and 36% of our total commercial volume sold for the three months ended September 30, 2013 and 2012, respectively, and 51% and 38% of our total commercial volume sold for the nine months ended September 30, 2013 and 2012, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and net product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $5.0 million, or 21%, to $29.1 million for the three months ended September 30, 2013 compared to $24.1 million for the same period in 2012.  The increase primarily includes increases of $2.9 million in professional fees and due diligence costs associated with the growth of our business, $0.7 million in incentive compensation, $0.6 million in overhead expenses, $0.5 million in bank and letter of credit fees primarily related to the increase in our crude oil activities and $0.3 million in other SG&A expenses.

SG&A expenses increased by $12.3 million, or 17%, to $82.9 million for the nine months ended September 30, 2013 compared to $70.6 million for the same period in 2012.  The increase includes increases of $6.9 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $4.0 million in overhead expenses, $3.3 million in bank and letter of credit fees primarily related to the increase in our crude oil activities, $1.4 million in bad debt expense, $1.3 million in costs related to our Basin Transload and Cascade Kelly facilities and $1.6 million in other SG&A expenses.  The increase in SG&A expenses for the first nine months of 2013 includes expenses related to our retail gasoline stations for a full nine months in 2013 versus seven months in 2012.  The increase in SG&A expenses was offset by decreases of $1.5 million in commissions related to certain gasoline station operators and $0.3 million in incentive compensation.  In addition, in the first nine months of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.0 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

Operating Expenses

Operating expenses increased by $6.5 million, or 16%, to $46.7 million for the three months ended September 30, 2013 compared to $40.2 million for the same period in 2012.  The increase in operating expenses primarily includes $4.2 million in costs associated with our crude oil operations, largely reflecting our 2013 acquisitions of Basin Transload and Cascade Kelly, $2.0 million in costs related to the operations of our retail gasoline stations, including expenses associated with management of the Getty Realty locations and $0.4 million in operating costs associated with our terminals in Albany, New York, Newburgh, New York and South Portland, Maine.

Operating expenses increased by $36.7 million, or 36%, to $137.4 million for the nine months ended September 30, 2013 compared to $100.7 million for the same period in 2012.  The increase in operating expenses includes $21.3 million in costs related to the operations of our retail gasoline stations for a full nine months in 2013 versus seven months in 2012, including expenses associated with management of the Getty Realty locations, $12.2 million in costs associated with our crude oil operations, largely reflecting our 2013 acquisitions of Basin Transload and Cascade Kelly, $3.0 million in operating costs associated with our terminals in Albany, New York, Newburgh, New York and South Portland, Maine and $0.2 million in other operating expenses.

Amortization Expense

Amortization expense related to our intangible assets was $6.6 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $16.7 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases of $5.1 million and $11.3 million were primarily due to the intangible assets acquired in the Basin Transload acquisition.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $9.1 million and $9.2 million, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $27.0 million and $27.7 million, respectively.  The decreases of $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, were attributed to carrying lower average balances on our working capital revolving credit facility from carrying lower average dollar values of inventories and to a decrease in costs of borrowings in connection with the November 2012 amendment to our credit agreement.  The decrease in interest expense was offset by additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance.

Income Tax Expense

Income tax expense was $2.7 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The income tax expense is due to the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net loss of $1.4 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, attributable to noncontrolling interest represents Basin Transload’s 40% interest.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $192.0 million to $269.7 million at September 30, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories and accounts payable and to the addition of the term loan.

On February 14, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.3 million for the fourth quarter of 2012.  On May 15, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $16.8 million for the first quarter of 2013.  On August 14, 2013, we paid a cash distribution to our common unitholders and our general partner of approximately $17.0 million for the second quarter of 2013.  On October 23, 2013, the board of directors of our general partner declared a quarterly cash distribution of $0.60 per unit ($2.40 per unit on an annualized basis) for the period from July 1, 2013 through September 30, 2013 to our common unitholders of record as of the close of business November 5, 2013.  We expect to pay the cash distribution of approximately $17.4 million on November 14, 2013.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2013 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$748,476	$7,458	$741,018	$—	$—
Term loan and senior notes obligation (2)	212,922	117,722	11,200	84,000	—
Operating lease obligations (3)	530,632	16,847	181,374	159,063	173,348
Capital lease obligations	397	17	132	248	—
Other long-term liabilities (4)	215,963	9,108	67,468	65,372	74,015
Total	$1,708,390	$151,152	$1,001,192	$308,683	$247,363

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2013 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of May 14, 2015 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

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

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $9.2 million and $9.2 million in maintenance capital expenditures for the nine months ended September 30, 2013 and 2012, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, by example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $163.4 million and $316.6 million in expansion capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.  Specifically, for the nine months ended September 30, 2013, expansion capital expenditures included approximately $125.7 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload.  In addition, we had $37.7 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $37.7 million consists of $18.1 million in new site development, expansion and improvements at certain retail gasoline stations, $12.8 million in costs associated with our crude oil activities, $4.2 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, and $2.6 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment at our Albany terminal.  The $12.8 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.  Certain of the $12.8 million in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statement of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests (see Note 1 for additional information on the noncontrolling interest).

For the nine months ended September 30, 2012, expansion capital expenditures included approximately $294.9 million associated with the purchase of Alliance, a portion of which was funded through equity and a portion was funded with cash.  In addition we had $21.7 million in expansion capital expenditures which are included in capital expenditures in the accompanying consolidated statements of cash flows.  The $21.7 million consists of $11.9 million in costs associated with our crude oil activities, $4.2 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $3.8 million in site expansion and improvements at certain retail gas stations, $0.6 million in costs related to information technology, including increases in storage and computing capacity, $0.5 million in costs to acquire land for future development and $0.7 million in other expansion capital expenditures.  The $11.9 million in costs associated with our crude oil activities included costs associated with a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal, and tank construction at a transloading facility in North Dakota for the storage and handling of crude oil.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$254,112	$189,700
Net cash used in investing activities	$(226,428)	$(206,195)
Net cash (used in) provided by financing activities	$(18,593)	$13,240

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $254.1 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $189.7 million for the nine months ended September 30, 2012, for a period-over-period increase in cash provided by operating activities of $64.4 million.  The primary drivers of the increase include the following:

	Nine Months Ended		Period over
	September 30,		Period
	2013	2012	Change
Increase in accounts receivable	$(84,398)	$(40,237)	$(44,161)
Decrease in inventories	$232,577	$81,839	$150,738
Increase in accounts payable	$7,241	$91,708	$(84,467)
Decrease (increase) in the change in fair value of forward fixed price contracts	$15,472	$(25,450)	$40,922

For the nine months ended September 30, 2013, excluding the beginning account balances related to Basin Transload and Cascade Kelly as of their respective acquisition dates (see Note 2 of Notes to Consolidated Financial Statements), the increases in accounts receivable and accounts payable were due primarily to an increase in our crude oil activities and to increased prices period over period.  The decrease in inventories was primarily due to carrying lower levels of inventory, partially offset by the increase in prices.  In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided funds.

For the nine months ended September 30, 2012, excluding the beginning account balances related to Alliance as of its acquisition date, the increases in accounts receivable and accounts payable reflected increased prices period over period and the inclusion of Alliance.  The decrease in inventories was due to carrying lower levels of inventory, partially offset by the increase in prices and the inclusion of Alliance.  In addition, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments.

Net cash used in investing activities was $226.4 million for the nine months ended September 30, 2013 and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $37.7 million in expansion capital expenditures and $9.2 million in maintenance capital expenditures, offset by $5.8 million in proceeds from the sale of property and equipment.  For the nine months ended September 30, 2012, net cash used in investing activities was $206.2 million and included $181.9 million in the cash portion related to the acquisition of Alliance, $21.7 million in expansion capital expenditures and $9.2 million in maintenance capital expenditures, offset by $6.6 million in proceeds from the sale of property and equipment.  See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2013 and 2012.

Net cash used in financing activities was $18.6 million for the nine months ended September 30, 2013 and included $124.2 million payments on our working capital revolving credit facility, $22.3 million in payments on our revolving credit facility, $50.0 million in cash distributions to our common unitholders and our general partner, $4.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations and $2.1 million in repurchased units held for tax obligations related to units distributed under an LTIP award granted in 2009, offset by $115.0 million in borrowings under our term loan, $67.9 million in proceeds from our senior notes and $1.4 million in capital contributions from our noncontrolling interest.

For the nine months ended September 30, 2012, net cash provided by financing activities was $13.2 million and primarily included $217.0 million in borrowings from our revolving credit facility substantially in connection with the acquisition of Alliance, offset by $161.8 million in payments on our working capital revolving credit facility, $39.7 million in cash distributions to our common unitholders and our general partner and $2.2 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.

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

As of September 30, 2013, there were three facilities under our credit agreement:

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

Pursuant to our credit agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in our credit agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer (the “Receivables Sales Agreement”).  Also pursuant to our credit agreement, the Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only to the extent that (i) no Default or Event of Default (as such terms are defined in our credit agreement) has occurred and is continuing or would exist after giving effect to any such sale or transfer; (ii) such accounts receivable are sold for cash; (iii) the cash purchase price to be paid to the selling Loan Party for each account receivable is not less than the amount of credit such Loan Party would have been able to get for such account receivable had such account receivable been included in the Borrowing Base (as defined in our credit agreement) or, to the extent such account receivable is not otherwise eligible to be included in the Borrowing Base, then the cash purchase price to be paid is not less than 85% of the face amount of such account receivable; (iv) such account receivable is sold pursuant to a Receivables Sales Agreement; (v) the Loan Parties have complied with the notice requirement set forth in our credit agreement; (vi) neither the AR Buyer nor the Administrative Agent has delivered any notice of a termination event; (vii) the aggregate amount of the accounts receivable sold to one or more AR Buyers which has not yet been collected will not exceed $75.0 million at any time; and (viii) the cash proceeds received from the applicable Loan Party in connection with such sale will be used to immediately repay any outstanding WC Loans (as defined in our credit agreement).  To date, the level of receivables sold has not been significant, and we have accounted for such transfers as sales pursuant to ASC 860, “Transfers and Servicing.”  Due to the short-term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimus.

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

The average interest rate for our credit agreement were 4.3% and 4.1% for the three months ended September 30, 2013 and 2012, respectively, and 4.3% and 4.1% for the nine months ended September 30, 2013 and 2012, respectively.

We incur a letter of credit fee of 2.00% - 2.50% per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under our credit agreement, ranging from 0.375% to 0.50% per annum.

As of September 30, 2013, we had total borrowings outstanding under our credit agreement of $815.0 million, including $399.7 million outstanding on our revolving credit facility and $115.0 million outstanding on the term loan which was used to acquire a 60% membership interest in Basin Transload and a portion of all of the outstanding membership interests in Cascade Kelly.  In addition, we had outstanding letters of credit of $278.4 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $521.6 million and $218.9 million at September 30, 2013 and December 31, 2012, respectively.

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 20, 2013, we entered into a Twelfth Amendment to Amended and Restated Credit Agreement which amended the credit agreement to modify a certain financial covenant.  We were in compliance with the foregoing covenants at September 30, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

The Notes were issued pursuant to an indenture dated as of February 14, 2013 (the “Indenture”) among us, our subsidiary guarantors and FS Energy.  The Notes will mature on February 14, 2018.  Interest on the Notes accrued from February 14, 2013 and is paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We capitalized deferred financing fees of $0.2 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices.  The principal market risks to which we are exposed are interest rate risk and commodity risk.  We currently utilize an interest rate swap, an interest rate cap and a forward interest rate swap to manage exposure to interest rate risk and various derivative instruments to manage exposure to commodity risk.

Interest Rate Risk

We utilize variable rate debt and are exposed to market risk due to the floating interest rates on our credit agreement.  Therefore, from time to time, we utilize interest rate collars, swaps and caps to hedge interest obligations on specific and anticipated debt issuances.

As of September 30, 2013, we had total borrowings outstanding under our credit agreement of $815.0 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $8.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

In September 2008, we executed a zero premium interest rate collar with a major financial institution.  The collar, which became effective on October 2, 2008 and expired on October 2, 2013, was used to hedge the variability in cash flows in monthly interest payments made on $100.0 million of one-month LIBOR-based borrowings on the credit facility (and subsequent refinancings thereof) due to changes in the one-month LIBOR rate.

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

In September 2013, the Partnership executed a forward interest rate swap with a major financial institution.  The swap, which became effective on October 2, 2013 and expires on October 2, 2018, is used to hedge the variability in cash flows in monthly interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 1.819%.  This swap will essentially replace the interest rate collar which expired on October 2, 2013.

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

At September 30, 2013, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30, 2013	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$8,213	$(35,239)	$35,239
Swaps, options and other, net	(6)	(7,378)	4,473
	$8,207	$(42,617)	$39,712

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2013.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $40.7 million at September 30, 2013.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt.  We have submitted all required information requested under the Requests for Information.  We do not believe that a material violation has occurred nor do we believe any adverse determination in connection with such investigation would have a material impact on our operations.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended September 30, 2013:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
July 1 – July 31, 2013	—	—	—	—
August 1 – August 31, 2013	125,341	34.52	—	454,512
September 1 – September 30, 2013	—	—	—	—

(1)             On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the LTIP and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner.  We are authorized to acquire up to 942,427 of our common units in the aggregate to be acquired over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

10.2	^	—

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

10.9	^*	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013.

10.10		—

Twelfth Amendment to Amended and Restated Credit Agreement, dated as of September 20, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2013).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended September 30, 2013 and (v) Notes to Consolidated Financial Statements.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7, 2013		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2013		By:	/s/ Daphne H. Foster
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

10.2	^	—

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

10.9	^*	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013.

10.10		—

Twelfth Amendment to Amended and Restated Credit Agreement, dated as of September 20, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2013).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Income for the fiscal periods ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for the fiscal periods ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal periods ended September 30, 2013 and 2012, (v) Consolidated Statements of Partners’ Equity for the fiscal period ended September 30, 2013 and (v) Notes to Consolidated Financial Statements.

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