Form 10-Q/A
period 2013-03-31
GLOBAL PARTNERS LP
filed 2014-03-31
CIK 1323468

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

EXPLANATORY NOTE

To reflect the corrections described below, Global Partners LP (the “Partnership”) is amending its Quarterly Report on Form 10-Q and restating its unaudited consolidated financial statements for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (the “Restated 2013 Quarters) and related disclosures.  This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Partnership for the fiscal quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 9, 2013, and restates its unaudited consolidated financial statements as of and for the three months ended March 31, 2013 and the notes thereto and related disclosure.  As a result, the unaudited consolidated financial statements included in the originally filed Form 10-Q for the quarter ended March 31, 2013 should not be relied upon.

The Partnership is restating its unaudited consolidated financial statements primarily to reflect a correction in its accounting for Renewable Identification Numbers (“RINs”).  A RIN is a serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for a RVO is a calendar year, the settlement of the RVO can occur, upon certain deferral elections, more than one year after the close of the compliance period.

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and the mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at year end.  The Partnership is restating its consolidated balance sheet at March 31, 2013 and the results of operations for the three months ended March 31, 2013 to reflect in the proper period the impact of these accounting corrections.

Additionally, the Partnership determined that at March 31, 2013, certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at March 31, 2013 and results of operations for the three months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.

The Partnership has also corrected other items that individually and in the aggregate are immaterial to the Partnership’s operating results.  The more significant of these items include a correction to the Partnership’s business combination accounting related to a 2013 acquisition and an income statement classification error related to the Partnership’s presentation of amortization of deferred financing fees.

The unaudited consolidated financial statements and the notes thereto included herein have been restated to reflect these corrections, and disclosures of these corrections have been made to the discussion under Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Partnership is refiling the Form 10-Q in its entirety in this Amendment No. 1,except as stated above and for the disclosure included in Part I, Item 4., Controls and Procedures.  The Partnership has included new certifications of its officers pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$12,938	$5,977
Accounts receivable, net	842,401	696,762
Accounts receivable—affiliates	1,355	1,307
Inventories	428,749	634,667
Brokerage margin deposits	28,429	54,726
Fair value of forward fixed price contracts	18,339	48,062
Prepaid expenses and other current assets	51,269	65,432
Total current assets	1,383,480	1,506,933

Property and equipment, net	784,724	712,322
Intangible assets, net	83,210	60,822
Goodwill	159,581	32,326
Other assets	18,951	17,349
Total assets	$2,429,946	$2,329,752
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$947,555	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,337	4,341
Trustee taxes payable	78,995	91,494
Accrued expenses and other current liabilities	87,748	71,442
Obligations on forward fixed price contracts	4,080	34,474
Total current liabilities	1,237,715	1,045,195
Working capital revolving credit facility—less current portion	201,500	340,754
Revolving credit facility	399,700	422,000
Senior notes	67,953	—
Environmental liabilities—less current portion	38,895	39,831
Other long-term liabilities	43,973	45,511
Total liabilities	1,989,736	1,893,291
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,393,786 outstanding at March 31, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	418,507	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at March 31, 2013 and December 31, 2012)	(617)	(407)
Accumulated other comprehensive loss	(17,431)	(19,670)
Total Global Partners LP equity	400,459	436,461
Noncontrolling interest	39,751	—
Total partners’ equity	440,210	436,461
Total liabilities and partners’ equity	$2,429,946	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Restated)

Sales	$5,589,190	$3,975,481
Cost of sales	5,530,118	3,920,162
Gross profit	59,072	55,319

Costs and operating expenses:
Selling, general and administrative expenses	25,663	21,153
Operating expenses	43,340	23,358
Amortization expense	3,774	1,574
Total costs and operating expenses	72,777	46,085

Operating (loss) income	(13,705)	9,234

Interest expense	(10,486)	(10,634)

Loss before income tax benefit	(24,191)	(1,400)

Income tax benefit	1,875	—

Net loss	(22,316)	(1,400)

Net loss attributable to noncontrolling interest	249	—

Net loss attributable to Global Partners LP	(22,067)	(1,400)

Less: General partner’s interest in net loss, including incentive distribution rights	(500)	(108)

Limited partners’ interest in net loss	$(22,567)	$(1,508)

Basic net loss per limited partner unit	$(0.83)	$(0.06)

Diluted net loss per limited partner unit	$(0.83)	$(0.06)

Basic weighted average limited partner units outstanding	27,323	23,555

Diluted weighted average limited partner units outstanding	27,420	23,727

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Restated)

Net loss	$(22,316)	$(1,400)
Other comprehensive income:
Change in fair value of cash flow hedges	1,473	731
Change in pension liability	766	298
Total other comprehensive income	2,239	1,029
Comprehensive loss	(20,077)	(371)
Comprehensive loss attributable to noncontrolling interest	249	—
Comprehensive loss attributable to Global Partners LP	$(19,828)	$(371)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Restated)
Cash flows from operating activities
Net loss	$(22,316)	$(1,400)
Adjustments to reconcile net loss to net provided by (cash used) in operating activities:
Depreciation and amortization	16,089	9,216
Amortization of deferred financing fees	1,571	1,314
Amortization of senior notes discount	53	—
Bad debt expense	1,953	90
Stock-based compensation expense	104	(72)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	(145,293)	97,863
Accounts receivable — affiliate	(48)	969
Inventories	206,435	3,705
Broker margin deposits	26,297	6,960
Prepaid expenses, all other current assets and other assets	11,154	(1,447)
Accounts payable	185,103	(149,113)
Trustee taxes payable	(12,499)	7,115
Change in fair value of forward fixed price contracts	(671)	(9,965)
Accrued expenses, all other current liabilities and other long-term liabilities	14,846	(6,998)
Net cash provided by (used in) operating activities	282,778	(41,763)

Cash flows from investing activities
Acquisitions	(185,281)	(184,505)
Capital expenditures	(12,258)	(5,184)
Proceeds from sale of property and equipment	400	—
Net cash used in investing activities	(197,139)	(189,689)

Cash flows from financing activities
(Payments on) borrowings from working capital revolving credit facility	(223,000)	53,700
(Payments on) borrowings from revolving credit facility	(22,300)	192,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchased units withheld for tax obligations	—	(96)
Distributions to partners	(16,278)	(11,018)
Net cash (used in) provided by financing activities	(78,678)	234,586

Increase in cash and cash equivalents	6,961	3,134
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$12,938	$7,462

Supplemental information
Cash paid during the period for interest	$8,176	$9,242

Non-cash investing activities (see Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net (loss) income	(22,567)	500	—	(249)	(22,316)
Acquisition of noncontrolling interest	—	—	—	40,000	40,000
Other comprehensive income	—	—	2,239	—	2,239
Stock-based compensation	104	—	—	—	104
Distributions to partners	(15,636)	(710)	—	—	(16,346)
Phantom unit dividends	68	—	—	—	68
Balance at March 31, 2013	$418,507	$(617)	$(17,431)	$39,751	$440,210

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

On March 1, 2012, the Partnership acquired from AE Holdings Corp. (“AE Holdings”) 100% of the outstanding membership interests in Alliance Energy LLC (“Alliance”) (see Note 3).  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings, which is approximately 95% owned by members of the Slifka family.  No member of the Slifka family owned a controlling interest in AE Holdings, nor currently owns a controlling interest in the General Partner.  Three independent directors of the General Partner’s board of directors serve on a conflicts committee.  The conflicts committee unanimously approved the Alliance acquisition and received advice from its independent counsel and independent financial adviser.

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload LLC (“Basin Transload), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 3.

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

Reclassification

Amortization expense of deferred financing fees has been reclassified from selling, general and administrative expenses to interest expense.

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

Note 2.                     Restatement

The Partnership is restating its unaudited consolidated financial statements primarily to reflect a correction in its accounting for Renewable Identification Numbers (“RINs”).  A RIN is a serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for a RVO is a calendar year, the settlement of the RVO can occur, under certain deferral elections, more than one year after the close of the compliance period.

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and the mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at year end (the “RVO Deficiency”).  At March 31, 2013, the Partnership’s RVO Deficiency was ($2.6 million), the mark to market loss related to RIN forward commitments was ($32.7 million) and the reduction in previously reported RIN inventory was ($3.8 million).  The Partnership is restating its consolidated balance sheet at March 31, 2013 and the results of operations for the three months ended March 31, 2013 to reflect in the proper period the impact of these accounting corrections. The impact of these corrections was to reduce net income for the three months ended March 31, 2013 by $39.1 million.

Additionally, the Partnership determined that at March 31, 2013,  certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at March 31, 2013 and results of operations for the three months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.  The impact of these corrections was $2.3 million of additional income for the three months ended March 31, 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The Partnership has also corrected other items that individually and in the aggregate are immaterial to the Partnership’s operating results.  The more significant of these items include a correction to the Partnership’s business combination accounting related to a 2013 acquisition and an income statement classification error related to the Partnership’s presentation of amortization of deferred financing fees.

As a result, the Partnership has restated its unaudited consolidated financial statements to reflect these corrections as of and for the three months ended March 31, 2013.  These corrections had no impact on the Partnership’s previously reported net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities.

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated balance sheet as of March 31, 2013 (in thousands):

	Previously Reported	Adjustments		Restated
Assets
Accounts receivable, net	$842,875	$(474	) (d)	$842,401
Inventories	$432,578	$(3,829	) (a)	$428,749
Total current assets	$1,387,783	$(4,303)		$1,383,480
Intangible assets, net	$134,608	$(51,398	) (c)	$83,210
Goodwill	$107,581	$52,000	(c)	$159,581
Total assets	$2,433,647	$(3,701)		$2,429,946
Liabilities and partners’ equity
Accrued expenses and other current liabilities	$54,798	$32,950	(a)(b)	$87,748
Total current liabilities	$1,204,765	$32,950		$1,237,715
Total liabilities	$1,956,786	$32,950		$1,989,736
Partners’ equity
Common unitholders	$455,093	$(36,586)		$418,507
General partner interest	$(311)	$(306)		$(617)
Total Global Partners LP equity	$437,351	$(36,892)		$400,459
Noncontrolling interest	$39,510	$241	(c)	$39,751
Total partners’ equity	$476,861	$(36,651)		$440,210
Total liabilities and partners’ equity	$2,433,647	$(3,701)		$2,429,946

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of operations for the three months ended March 31, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling ($39.1 million) (see footnote (a)) (in thousands, except per unit data):

	Previously Reported	Adjustments		Restated
Cost of sales	$5,493,338	$36,780	(a)(b)	$5,530,118
Gross profit	$95,852	$(36,780)		$59,072
Selling, general and administrative expenses	$26,760	$(1,097	) (d)	$25,663
Amortization	$4,376	$(602	) (c)	$3,774
Total operating expenses	$74,476	$(1,699)		$72,777
Operating income	$21,376	$(35,081)		$(13,705)
Interest expense	$(8,916)	$(1,570	) (d)	$(10,486)
Income before income taxes	$12,460	$(36,651)		$(24,191)
Net income	$14,335	$(36,651)		$(22,316)
Net loss attributable to noncontrolling interest	$490	$(241	) (c)	$249
Net income attributable to Global Partners LP	$14,825	$(36,892)		$(22,067)
General partner’s interest in net income, including incentive distribution rights	$(806)	$306		$(500)
Limited partners’ interest in net income	$14,019	$(36,586)		$(22,567)
Basic net income per limited partner unit	$0.51	$(1.34)		$(0.83)
Diluted net income per limited partner unit	$0.51	$(1.33)		$(0.82)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling ($39.1 million) (see footnote (a)) (in thousands):

	Previously Reported	Adjustments	Restated
Net income (loss)	$14,335	$(36,651)	$(22,316)
Comprehensive income (loss)	$16,574	$(36,651)	$(20,077)
Comprehensive loss attributable to noncontrolling interest	$490	$(241)	$249
Comprehensive income (loss) attributable to Global Partners LP	$17,064	$(36,892)	$(19,828)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of cash flows for the three months ended March 31, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling ($39.1 million) (see footnote (a)) (in thousands):

	Previously Reported	Adjustments	Restated
Net income	$14,335	$(36,651)	$(22,316)
Depreciation and amortization	$16,691	$(602)	$16,089
Bad debt expense	$1,479	$474	$1,953
Inventories	$202,606	$3,829	$206,435
Accrued expenses, all other current liabilities and other long-term liabilities	$(18,104)	$32,950	$14,846
Net cash provided by operating activities	$282,778	$—	$282,778

(a)       To reduce previously reported RIN inventory by approximately ($3.8 million), to record the RVO Deficiency of approximately ($2.6 million) at the end of the reporting period and to record the mark to market loss related to RIN forward commitments which amounted to ($32.7 million) at March 31, 2013.

(b)       To reduce accrued liabilities related to the procurement of petroleum products by approximately $2.3 million for accruals determined to no longer be warranted at the end of the reporting period.

(c)        To correct the valuation of customer relationships and related amortization expense on such assets acquired in connection with the February 1, 2013 acquisition of a 60% membership interest in Basin Transload LLC.  Specifically, the reduction in the value of customer relationships reflects the reversal of a customer relationship that was determined to not meet the criteria of a capitalizable intangible asset and, separately, a reduction in the cash flow period for another customer relationship that should have been considered at the time of the acquisition.The difference in the amortization expense reflects the reduction in the value of customer relationships acquired of $52.0 million and the reduction in the economic useful life of the remaining assets from five to two years.

(d)       Other adjustments include an increase to the allowance for doubtful accounts of $474,000 and an income statement reclassification of amortization of deferred financing fees from selling, general and administrative expenses to interest expense of $1.6 million.

The financial information reflected herein in the footnotes to these consolidated financial statements as of March 31, 2013 and for the three months then ended reflects the effects of the restatement described in the preceding paragraphs and tables.

Note 3.                     Business Combinations

2013 Acquisitions

Acquisition of Basin Transload LLC

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, with a combined rail loading capacity of 160,000 barrels per day.  The purchase price, including in expenditures related to certain capital expansion projects, was approximately $91.1 million which the Partnership financed with borrowings under its credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of its membership interest in Basin Transload subsequent to the acquisition date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Business Combinations (continued)

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	28,016
Intangibles	26,163
Total identifiable assets purchased	56,250
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	54,924
Noncontrolling interest	(40,000)
Goodwill	76,178
Net assets acquired	$91,102

The Partnership engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment, intangible assets and noncontrolling interest.  The fair value estimated for property and equipment in the table above of $28.0 million was developed by the Partnership’s third-party valuation firm based on an estimated replacements cost.  The Partnership’s third-party valuation firm used the income approach to assign a preliminary fair value to the intangible assets, which consist principally of customer relationships.

The fair value of the noncontrolling interest has been primarily developed by a third-party valuation firm based on the fair value of the acquired business as a whole, reduced by the consideration paid by management to obtain control.  This fair value of the business was estimated based on the fair value of Basin Transload’s net assets and applying a reasonable control premium.

The fair values of the remaining Basin Transload assets and liabilities noted above approximate their carrying values at February 1, 2013.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon on a valuation from the Partnership’s third-party valuation firm.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Business Combinations (continued)

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

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over two years.  For the three months ended March 31, 2013, amortization expense amounted to $2.0 million.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2013 (4/1/13 – 12/31/13)	$8,935
2014	12,111
2015	2,969
Total	$24,015

The $76.2 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

Acquisition of Cascade Kelly Holdings LLC

On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership’s unsecured 8.00% senior notes due 2018 (see Note 7).  The transaction includes a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.  Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

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

(Unaudited)

Note 3.                     Business Combinations (continued)

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

(Unaudited)

Note 3.                     Business Combinations (continued)

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

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis (see Note 12).  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from an independent third party.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the Gasoline Distribution and Station Operations reporting unit.

Goodwill — The following represents the changes in goodwill from the year ended December 31, 2012 to the current date (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	March 31,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	76,178	76,178
Acquisition of Cascade Kelly (2)	—	51,077	51,077
Total	$32,326	$127,255	159,581

(1)               Goodwill allocated to the Gasoline Distribution and Station Operations reporting unit

(2)               Goodwill allocated to the Wholesale reporting unit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Business Combinations (continued)

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

Note 4.                     Net (Loss) Per Limited Partner Unit

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

(Unaudited)

Note 4.                     Net (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net (loss) income attributable to Global Partners LP (1)	$(22,067)	$(22,567)	$500	$—	$(1,400)	$(1,508)	$108	$—

Declared distribution	$16,796	$15,979	$134	$683	$13,986	$13,716	$115	$155
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	16,796	15,979	134	683	12,057	11,787	115	155
Assumed allocation of undistributed net income	(38,863)	(38,546)	(317)	—	(13,457)	(13,295)	(162)	—
Assumed allocation of net (loss)	$(22,067)	$(22,567)	$(183)	$683	$(1,400)	$(1,508)	$(47)	$155

Denominator:

Basic weighted average limited partner units outstanding		27,323				23,555
Dilutive effect of phantom units		97				172
Diluted weighted average limited partner units outstanding		27,420				23,727

Basic net loss per limited partner unit		$(0.83)				$(0.06)
Diluted net loss per limited partner unit (3)		$(0.83)				$(0.06)

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

(3)    Basic units were used to calculate diluted net income per limited partner unit for the three months ended March 31, 2013, as using the effects of phantom units would have an anti-dilutive effect on income per limited unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Inventories

Except for its convenience store inventory and its RIN inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts.  These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  In addition, the Partnership has convenience store inventory and RIN inventory which are carried at the lower of historical cost or market.  Inventory from Cascade Kelly was nominal at March 31, 2013 and is carried at the lower of cost or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$107,272	$235,029
Gasoline	102,928	144,269
Gasoline blendstocks	62,522	119,932
Renewable identification numbers (RINs)	5,073	19,384
Residual oil and crude oil	143,868	109,423
Propane and other	855	—
Convenience store inventory	6,231	6,630
Total	$428,749	$634,667

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

Note 7.                     Debt

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  Effective March 29, 2013, the Credit Agreement was amended to revise the definition of Combined Working Capital to be consistent with the intention of the parties at the time of the effectiveness of the Ninth Amendment to the Credit Agreement by providing that the aggregate amount of all term loans outstanding under the Credit Agreement are not deemed Combined Current Liabilities under the Credit Agreement.  While the Partnership would not have been in compliance with certain of the foregoing covenants at March 31, 2013 following the restatement of its unaudited consolidated financial statements, the Credit Agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its entirety by a Seconded Amended and Restated Credit Agreement dated as of December 16 2013.

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

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement.  The Partnership capitalized deferred financing fees of $5.1 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense of approximately $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three month periods ended March 31, 2013 and 2012.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance (see Note 3), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2013, no such notice of termination was given by either party.

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

Note 10.              Segment Reporting

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

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels.  The Partnership sells home heating oil, diesel, kerosene and residual oil to home heating oil retailers and wholesale distributors.  The Partnership also sells and transports crude oil to refiners.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast and West Coast in barges.  Additionally, ethanol is shipped primarily by rail and by barge.  The results of Basin Transload and Cascade Kelly, both acquired in February 2013 (see Note 3), are included in the Wholesale segment.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.                Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,201,469	$1,851,985
Other oils and related products (2)	2,316,519	1,428,323
Total	$4,517,988	$3,280,308
Net product margin
Gasoline and gasoline blendstocks (1)	$(29,426)	$18,739
Other oils and related products (2)	43,826	14,453
Total (1)	$14,400	$33,192
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$745,590	$466,477
Station operations (3)	31,608	19,641
Total	$777,198	$486,118
Net product margin
Gasoline	$28,193	$12,203
Station operations (3)	17,836	10,960
Total	$46,029	$23,163
Commercial Segment:
Sales	$294,004	$209,055
Net product margin	$10,425	$6,200
Combined sales and net product margin:
Sales	$5,589,190	$3,975,481
Net product margin (1)(4)	$70,854	$62,555
Depreciation allocated to cost of sales	(11,782)	(7,236)
Combined gross profit (1)	$59,072	$55,319

(1)          Includes a ($32.7 million) mark to market loss related to RIN forward commitments and a ($2.6 million) mark to market value of the RVO Deficiency for the three months ended March 31, 2013 (see Note 2).

(2)          Other oils and related products primarily consist of distillates, residual oil and crude oil and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3).

(3)          Station operations primarily consist of convenience store sales at the Partnership’s directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.                Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Combined gross profit (1)	$59,072	$55,319
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	25,663	21,153
Operating expenses	43,340	23,358
Amortization expense	3,774	1,574
Total operating costs and expenses	72,777	46,085
Operating (loss) income (1)	(13,705)	9,234
Interest expense	(10,486)	(10,634)
Income tax benefit	1,875	—
Net loss (1)	(22,316)	(1,400)
Net loss attributable to noncontrolling interest	249	—
Net loss attributable to Global Partners LP (1)	$(22,067)	$(1,400)

(1)          Includes a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of the RVO Deficiency for the three months ended March 31, 2013 (see Note 2).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.                Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31	December 31,
	2013	2012
Buildings and improvements	$567,754	$498,984
Land	289,466	289,903
Fixtures and equipment	17,691	14,554
Construction in process	30,959	17,809
Capitalized internal use software	5,847	5,847
Total property and equipment	911,717	827,097
Less accumulated depreciation	(126,993)	(114,775)
Total	$784,724	$712,322

The net increase of approximately $84.6 million in total property and equipment at March 31, 2013 was primarily due to the Partnership’s acquisitions of its membership interest in Basin Transload and Cascade Kelly (see Note 3).

Note 12.                Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.                Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.                Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.                Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the EPA Renewable Fuel Standard that originated with the Energy Policy Act of 2005.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their RVO.  The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for a RVO is a calendar year, the settlement of the RVO can occur, upon certain deferral elections, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the obligation as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date, and records a liability representing the Partnership’s obligation to purchase RINs.  At March 31, 2013, the Partnership’s RVO Deficiency was ($2.6 million).  The Partnership’s RVO Deficiency was immaterial at December 31, 2012.

The Partnership may enter into RIN forward commitments.  At March 31, 2013, a significant number of the forward sales contracts were fixed at a price below the RIN spot rate.  Accordingly, the Partnership has provided the mark to market value of these firm non-cancellable forward commitments which amounted to approximately $(32.7 million) at March 31, 2013.  The mark to market loss related to RIN forward commitments was immaterial at December 31, 2012.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value as of March 31, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$336,558	$—	$336,558	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	18,339	—	13,685	4,654	48,062	—	48,062	—
Swap agreements and options	353	21	332	—	179	54	125	—
Foreign currency derivatives	—	—	—	—	145	—	145	—
Interest rate cap	30	—	30	—	35	—	35	—
Broker margin deposits	28,429	28,429	—	—	54,726	54,726	—	—
Pension plan	17,795	17,795	—	—	17,158	17,158	—	—
Total	$401,504	$46,245	$350,605	$4,654	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(4,080)	$—	$(4,080)	$—	$(34,474)	$—	$(34,474)	$—
RIN forward commitments	(32,682)	—	(32,682)	—	—	—	—	—
Swap agreements and option contracts	(24)	(21)	(3)	—	(54)	(54)	—	—
Interest rate collar and swap	(11,924)	—	(11,924)	—	(13,402)	—	(13,402)
Foreign currency derivatives	(175)	—	(175)	—	—	—	—	—
Total liabilities	$(48,885)	$(21)	$(48,864)	$—	$(47,930)	$(54)	$(47,876)	$—

This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.  The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.  The carrying value of the Partnership’s credit facilities approximate fair value due to the variable rate nature of these financial instruments.  The fair values of the derivatives used by the Partnership are disclosed in Note 6.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.                Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate collar, interest rate swap and interest rate cap.  The fair value of the foreign currency derivatives and the mark to market loss related to RIN forward commitments are based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2013.

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

Other

The Partnership received from the EPA, by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  The Partnership is complying with the Requests for Information.  The Partnership does not believe that a violation has occurred nor does the Partnership believe any adverse determination in connection with such investigation would have a material impact on its operations.

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

Note 17.                Accumulated Other Comprehensive Loss

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

Note 18.                Non-Cash Investing Activities

The following table presents non-cash investing activities for the three months ended March 31, 2012: (in thousands):

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

Note 20.                Subsequent Event

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A.

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q/A may contain forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under  Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q/A.

We expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based.  All forward-looking statements included in this Quarterly Report on Form 10-Q/A and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol either to be used for bulk trading purposes or for blending with gasoline through our terminal system.  A RIN is a renewable identification number associated with government-mandated renewable fuel standards.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  Our EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that we may choose to import.

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

EBITDA should not be considered as an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA may not be comparable to similarly titled measures of other companies.

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

Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

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

•            Our wholesale gasoline and gasoline blendstocks business was negatively impacted by increases in the mark to market value of the RVO Deficiency of $2.6 million and in the liability related to RIN forward commitments of $32.7 million for the three months ended March 31, 2013.  Our net product margin was also negatively impacted by tighter product margins related to market conditions which reduced our gasoline and gasoline blendstocks wholesale net product margin for the three months ended March 31, 2013.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2013	2012
Net loss attributable to Global Partners LP (1)	$(22,067)	$(1,400)
Net loss per diluted limited partner unit (2)	$(0.82)	$(0.06)
EBITDA (1)(3)	$1,516	$18,450
Distributable cash flow (1)(4)	$(10,679)	$7,068
Wholesale Segment:
Volume (gallons)	1,578,469	1,128,844
Sales
Gasoline and gasoline blendstocks	$2,201,469	$1,851,985
Other oils and related products (5)	2,316,519	1,428,323
Total	$4,517,988	$3,280,308
Net product margin
Gasoline and gasoline blendstocks (1)	$(29,426)	$18,739
Other oils and related products (5)	43,826	14,453
Total (1)	$14,400	$33,192
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	243,311	141,222
Sales
Gasoline	$745,590	$466,477
Station operations (6)	31,608	19,641
Total	$777,198	$486,118
Net product margin
Gasoline	$28,193	$12,203
Station operations (6)	17,836	10,960
Total	$46,029	$23,163
Commercial Segment:
Volume (gallons)	114,235	89,117
Sales	$294,004	$209,055
Net product margin	$10,425	$6,200
Combined sales and net product margin:
Sales	$5,589,190	$3,975,481
Net product margin (1)(7)	$70,854	$62,555
Depreciation allocated to cost of sales	(11,782)	(7,236)
Combined gross profit (1)	$59,072	$55,319

Weather conditions:
Normal heating degree days	2,870	2,901
Actual heating degree days	2,811	2,313
Variance from normal heating degree days	(2%)	(20%)
Variance from prior period actual heating degree days	22%	(21%)

(1)          Includes a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of the RVO Deficiency for the three months ended March 31, 2013 (see Note 2 of Notes to Consolidated Financial Statements).

(2)          See Note 4 of Notes to Consolidated Financial Statements for net income (loss) per diluted limited partner unit calculation.

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

(5)          Other oils and related products primarily consist of distillates, residual oil and crude oil and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3 of Notes to Consolidated Financial Statements).

(6)          Station operations primarily consist of convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Reconciliation of net income (loss) to EBITDA:
Net loss	$(22,316)	$(1,400)
Net loss attributable to noncontrolling interest	249	—
Net loss attributable to Global Partners LP	(22,067)	(1,400)
Depreciation and amortization, excluding the impact of noncontrolling interest	14,972	9,216
Interest expense	10,486	10,634
Income tax benefit	(1,875)	—
EBITDA	$1,516	$18,450
Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$282,778	$(41,763)
Net changes in operating assets and liabilities and certain non-cash items	(289,005)	49,579
Less net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(868)	—
Interest expense	10,486	10,634
Income tax benefit	(1,875)	—
EBITDA	$1,516	$18,450

EBITDA was adversely impacted by a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of the RVO Deficiency.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Reconciliation of net income (loss) to distributable cash flow:
Net loss	$(22,316)	$(1,400)
Net loss attributable to noncontrolling interest	249	—
Net loss attributable to Global Partners LP	(22,067)	(1,400)
Depreciation and amortization, excluding the impact of noncontrolling interest	14,972	9,216
Amortization of deferred financing fees	1,571	1,314
Amortization of senior notes discount	53	—
Amortization of routine bank refinancing fees	(985)	(959)
Maintenance capital expenditures	(4,223)	(1,103)
Distributable cash flow	$(10,679)	$7,068

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$282,778	$(41,763)
Net changes in operating assets and liabilities and certain non-cash items	(289,005)	49,579
Amortization of deferred financing fees	1,571	1,314
Amortization of senior notes discount	53	—
Less net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(868)	—
Amortization of routine bank refinancing fees	(985)	(959)
Maintenance capital expenditures	(4,223)	(1,103)
Distributable cash flow	$(10,679)	$7,068

Distributable cash flow was adversely impacted by a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of the RVO Deficiency.

Consolidated Results

Our total sales for the three months ended March 31, 2013 increased by $1.6 billion, or 40%, to $5.6 billion compared to $4.0 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 1.9 billion gallons for the first quarter of 2013 compared to 1.4 billion gallons for the same period in 2012, an increase of 0.5 billion gallons.  The increase in volume sold includes increases of 449 million gallons in our wholesale business, due to increases in our crude oil activities, gasoline and gasoline blendstocks and, due to colder weather period over period, distillates.  The number of actual heating degree days increased 22% to 2,811 for the first quarter of 2013 compared to 2,313 for the same period in 2012.  The increase in total volume also includes increases of 102 million gallons in our gasoline distribution business, primarily due to Alliance’s results for a full three month period in 2013 compared to one month in 2012 and to our supply and management agreements and unitary lease with Getty Realty, and 25 million gallons in our commercial business due largely to colder weather period over period and an increase in bunkering activity.  Our gross profit for the first quarter of 2013 was $59.1 million, an increase of $3.8 million, or 7%, compared to $55.3 million for the first quarter of 2012, due primarily to the increase in crude oil activities, including the Phillips 66 transaction and the February 2013 acquisitions of Basin Transload and Cascade

Kelly, and to Alliance’s results for a full quarter in 2013 versus one month in 2012.  Despite the increase, our gross profit was negatively impacted by the increases in the liability related to RIN forward commitments of $32.7 million and the mark to market value of the RVO Deficiency of $2.6 million for the three months ended March 31, 2013.  Our gross profit was also negatively impacted by tighter product margins related to market conditions in wholesale gasoline and gasoline blendstocks and compressed margins in our gasoline distribution business due to increased gasoline prices for most of the first quarter of 2013.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.2 billion for the three months ended March 31, 2013 compared to $1.9 billion for the same period in 2012.  The increase of $0.3 billion, or 19%, was due to increases in gasoline prices for most of the first quarter of 2013 and in volume sold which was attributable to an increase in demand for gasoline blendstocks.  Despite the increase in sales, we had a negative net product margin from wholesale gasoline and gasoline blendstocks of $29.4 million for the three months ended March 31, 2013 compared to a net product margin of $18.7 million for the same period in 2012.  Our gasoline and gasoline blendstocks net product margin was negatively impacted by the increases in the liability related to RIN forward commitments of $32.7 million and the mark to market value of the RVO Deficiency of $2.6 million for the three months ended March 31, 2013.  Our gasoline and gasoline blendstocks margin was also negatively impacted due to tighter product margins related to market conditions.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $2.3 billion for the three months ended March 31, 2013 compared with $1.4 billion for the same period in 2012.  The increase was primarily due to increases in our crude oil activities, including the Phillips 66 transaction and the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to colder weather during the first quarter of 2013 compared to the same period in 2012.  Primarily for these same reasons, our net product margin increased by $29.3 million to $43.8 million for the three months ended March 31, 2013 compared to $14.5 million for the same period in 2012.

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

Selling, General and Administrative Expenses

SG&A expenses increased by $4.5 million, or 21%, to $25.7 million for the three months ended March 31, 2013 compared to $21.2 million for the same period in 2012.  The increase, which reflects a full first quarter of Alliance in 2013 compared with one month in 2012, includes increases of $1.8 million in bad debt expense, $1.6 million in commissions related to our gasoline station operations, $1.3 million in bank fees primarily related to the increase in our crude oil activities, $1.0 million in accrued incentive compensation, $0.6 million in professional fees, $0.4 million in overhead expenses, $0.3 million in research and development costs and $1.9 million in other SG&A expenses. In addition, in the first quarter of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.0 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

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

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $10.5 million and $10.6 million, respectively.  The decrease of $0.1 million was attributed to carrying lower average balances on our working capital revolving credit facility from carrying lower average dollar values of inventories, a decrease in costs of borrowings in connection with the November 2012 amendment to our credit agreement.  The decrease in interest expense was offset by additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance,.

Income Tax Benefit

Income tax benefit (expense) was $1.9 million and $0 for the three months ended March 31, 2013 and 2012, respectively.  The income tax benefit is due to the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest of approximately $0.2 million represents Basin Transload’s 40% ownership of the net loss reported for the two months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $315.9 million to $145.8 million at March 31, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories, accounts payable, accrued liabilities for the RVO Deficiency of $2.6 million and the mark to market loss related to RIN forward commitments of $32.7 million, and to the addition of the term loan.

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

Exclusive of balances related to Basin Transload and Cascade Kelly as of the respective acquisition dates (see Note 3 of Notes to Consolidated Financial Statements), we had increases in the carrying values of accounts payable of $187.9 million and accounts receivable of $145.6 million due primarily to an increase in crude oil activities.  Inventories decreased by $205.9 million due to carrying lower levels of inventory.

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

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  Effective March 29, 2013, the credit agreement was amended to revise the definition of Combined Working Capital to be consistent with the intention of the parties at the time of the effectiveness of the Ninth Amendment to the Credit Agreement by providing that the aggregate amount of all term loans outstanding under the credit agreement are not deemed Combined Current Liabilities under the credit agreement.  While we would not have been in compliance with certain of the foregoing covenants at March 31, 2013 following the restatement of our unaudited consolidated financial statements, our credit agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its entirety by a Second Amended and Restated Credit Agreement dated as of December 16, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We capitalized deferred financing fees of $5.1 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  Amortization expense of approximately $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 19 of Notes to Consolidated Financial Statements.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013.  In the originally filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we disclosed that based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.  In conjunction with the filing of this amendment to that Form 10-Q and the restatement of our unaudited consolidated financial statements in that Form 10-Q, management with the participation of our principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on this re-evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below) that gave rise to the restatement, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013.  Based on our internal review that identified corrections to our previously issued financial statements, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

As discussed in more detail in Note 2 to the unaudited consolidated financial statements in this Form 10-Q/A, in connection with the preparation of the financial statements for the year ended December 31, 2013, management concluded that we were not correctly accounting for RINs (Renewable Identification Numbers) and identified certain out of period adjustments with respect to accrued obligations affecting cost of goods sold specific to the procurement of petroleum products.  Management also concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability. We also identified other deficiencies in our financial statement close process, which when aggregated, represented a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements. Therefore, management has determined that we did not maintain effective internal control over financial reporting as of March 31, 2013.

In response to management’s determination as of the date of this filing, we have designed and substantially implemented the following changes in our internal control over financial reporting:

•    Enhanced integration of and communication among the fuel compliance officer, the operational groups and the finance and accounting personnel.

•    Established a timely and comprehensive reconciliation of compliance data used in conjunction with the EPA systems and data used in the financial reporting process.

•    Established a RIN operational policy and monitor compliance with and effectiveness of that policy through the risk department reporting to senior management.

•    Developed reporting systems to monitor RIN positions and compliance with the RIN operational policy that will be reconciled to the accounting records and the EPA Moderated Transaction System (EMTS).

•    Established policies and procedures with respect to accrued cost of goods sold liabilities to assess a timeframe as to when to investigate aged accruals to determine if they are still needed and designate personnel to monitor compliance with same.

•    Enhanced computer system functionality to allow for the review of accrued items for age and activity in accordance with established policy.

•    Hired additional experienced employees in the finance and accounting function.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in Note 12 in this Quarterly Report on Form 10-Q/A, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

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

10.5		—

Eleventh Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 9, 2013).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: March 31, 2014	By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2014	By:	/s/ Daphne H. Foster
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

10.5		—

Eleventh Amendment to Amended and Restated Credit Agreement, dated as of March 29, 2013, by and among the Borrowers, the Original Guarantors, the Lenders and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 9, 2013).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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