Form 10-Q/A
period 2013-06-30
GLOBAL PARTNERS LP
filed 2014-03-31
CIK 1323468

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

EXPLANATORY NOTE

To reflect the corrections described below, Global Partners LP (the “Partnership”) is amending its Quarterly Report on Form 10-Q and restating its unaudited consolidated financial statements for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (the “Restated 2013 Quarters) and related disclosures.  This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Partnership for the fiscal quarter ended June 30, 2013, as filed with the Securities and Exchange Commission on August 8, 2013, and restates its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2013 and the notes thereto and related disclosure.  As a result, the unaudited consolidated financial statements included in the originally filed Form 10-Q for the quarter ended June 30, 2013 should not be relied upon.

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

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and the mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at period end.  The Partnership is restating its consolidated balance sheet at June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 to reflect in the proper period the impact of these accounting corrections.

Additionally, the Partnership determined that at June 30, 2013, certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at June 30, 2013 and results of operations for the three and six months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.

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

The Partnership is refiling the Form 10-Q in its entirety in this Amendment No. 1, except as stated above and for the disclosure included in Part I, Item 4., Controls and Procedures. The Partnership has included new certifications of its officers pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2013	2012
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$9,673	$5,977
Accounts receivable, net	584,577	696,762
Accounts receivable—affiliates	1,400	1,307
Inventories	340,449	634,667
Brokerage margin deposits	21,954	54,726
Fair value of forward fixed price contracts	2,022	48,062
Prepaid expenses and other current assets	45,179	65,432
Total current assets	1,005,254	1,506,933

Property and equipment, net	787,717	712,322
Intangible assets, net	78,437	60,822
Goodwill	159,579	32,326
Other assets	18,832	17,349
Total assets	$2,049,819	$2,329,752

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$603,615	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,286	4,341
Trustee taxes payable	75,789	91,494
Accrued expenses and other current liabilities	76,019	71,442
Obligations on forward fixed price contracts	10,045	34,474
Total current liabilities	884,754	1,045,195
Working capital revolving credit facility—less current portion	211,500	340,754
Revolving credit facility	374,700	422,000
Senior notes	68,058	—
Environmental liabilities—less current portion	38,380	39,831
Other long-term liabilities	41,136	45,511
Total liabilities	1,618,528	1,893,291

Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,393,786 outstanding at June 30, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	404,529	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at June 30, 2013 and December 31, 2012)	(670)	(407)
Accumulated other comprehensive loss	(14,123)	(19,670)
Total Global Partners LP equity	389,736	436,461
Noncontrolling interest	41,555	—
Total partners’ equity	431,291	436,461
Total liabilities and partners’ equity	$2,049,819	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Sales	$4,771,756	$3,916,063	$10,360,946	$7,891,544
Cost of sales	4,677,959	3,825,388	10,208,077	7,745,550
Gross profit	93,797	90,675	152,869	145,994

Costs and operating expenses:
Selling, general and administrative expenses	25,680	22,640	51,343	43,793
Operating expenses	47,367	37,138	90,707	60,496
Amortization expense	4,774	2,288	8,548	3,862
Total costs and operating expenses	77,821	62,066	150,598	108,151

Operating income	15,976	28,609	2,271	37,843

Interest expense	(10,772)	(10,544)	(21,258)	(21,178)

Income (loss) before income tax benefit	5,204	18,065	(18,987)	16,665

Income tax benefit	—	450	1,875	450

Net income (loss)	5,204	18,515	(17,112)	17,115

Net income attributable to noncontrolling interest	(379)	—	(130)	—

Net income (loss) attributable to Global Partners LP	4,825	18,515	(17,242)	17,115

Less: General partner’s interest in net income (loss), including incentive distribution rights	(764)	(309)	(1,264)	(417)

Limited partners’ interest in net income (loss)	$4,061	$18,206	$(18,506)	$16,698

Basic net income (loss) per limited partner unit	$0.15	$0.67	$(0.68)	$0.66

Diluted net income (loss) per limited partner unit	$0.15	$0.66	$(0.68)	$0.65

Basic weighted average limited partner units outstanding	27,394	27,376	27,358	25,466

Diluted weighted average limited partner units outstanding	27,491	27,549	27,454	25,638

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Net income (loss)	$5,204	$18,515	$(17,112)	$17,115
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2,049	(42)	3,522	689
Change in pension liability	1,259	(90)	2,025	208
Total other comprehensive income (loss)	3,308	(132)	5,547	897
Comprehensive income (loss)	8,512	18,383	(11,565)	18,012
Comprehensive income attributable to noncontrolling interest	(379)	—	(130)	—
Comprehensive income (loss) attributable to Global Partners LP	$8,133	$18,383	$(11,695)	$18,012

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Restated)
Cash flows from operating activities
Net (loss) income	$(17,112)	$17,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,733	21,397
Amortization of deferred financing fees	3,318	2,710
Amortization of senior notes discount	158	—
Bad debt expense	2,392	180
Stock-based compensation expense	104	(46)
Deferred income taxes	—	450
Curtailment gain	—	(469)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	112,092	190,344
Accounts receivable – affiliate	(93)	988
Inventories	294,735	171,479
Broker margin deposits	32,772	14,341
Prepaid expenses, all other current assets and other assets	15,615	4,863
Accounts payable	(158,837)	(205,314)
Trustee taxes payable	(15,705)	(1,578)
Change in fair value of forward fixed price contracts	21,611	(3,296)
Accrued expenses, all other current liabilities and other long-term liabilities	1,929	3,136
Net cash provided by operating activities	327,712	216,300

Cash flows from investing activities
Acquisitions	(185,251)	(181,898)
Capital expenditures	(30,069)	(19,730)
Proceeds from sale of property and equipment	2,413	4
Net cash used in investing activities	(212,907)	(201,624)

Cash flows from financing activities
Payments on working capital revolving credit facility	(213,000)	(179,200)
(Payments on) borrowings from revolving credit facility	(47,300)	192,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchase of common units	—	(2,152)
Repurchased units withheld for tax obligations	(2,086)	(96)
Noncontrolling interest capital contribution	1,425	—
Distributions to partners	(33,048)	(24,995)
Net cash used in financing activities	(111,109)	(14,443)

Increase in cash and cash equivalents	3,696	233
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$9,673	$4,561

Supplemental information
Cash paid during the period for interest	$15,544	$18,561
Non-cash investing activities (see Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net (loss) income	(18,506)	1,264	—	130	(17,112)
Noncontrolling interest capital contribution	—	—	—	41,425	41,425
Other comprehensive income	—	—	5,547	—	5,547
Stock-based compensation	104	—	—	—	104
Distributions to partners	(31,615)	(1,527)	—	—	(33,142)
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)
Phantom unit dividends	94	—	—	—	94
Balance at June 30, 2013	$404,529	$(670)	$(14,123)	$41,555	$431,291

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

Basis of Presentation

The financial results of Basin Transload for the five months ended June 30, 2013 and of Cascade Kelly for the four and one-half months ended June 30, 2013 are included in the accompanying statements of operations for the six months ended June 30, 2013.  The Partnership consolidated the June 30, 2013 balance sheet of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 reflect the accounts of the Partnership.  All intercompany balances and transactions have been eliminated.

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

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at year end (the “RVO Deficiency”).  At June 30, 2013, the Partnership’s RVO Deficiency was ($9.1 million), the mark to market loss related to RIN forward commitments was ($22.1 million) and the reduction in previously reported RIN inventory was ($13.7 million).  The Partnership is restating its consolidated balance sheet at June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 to reflect in the proper period the impact of these accounting corrections.  The impact of these corrections was to reduce net income by $5.8 million and $44.9 million for the three and six months ended June 30, 2013, respectively.

Additionally, the Partnership determined that at June 30, 2013, certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at June 30, 2013 and results of operations for the three and six months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.  The impact of these corrections was $3.2 million and $5.4 million of additional income for the three and six months ended June 30, 2013.

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

As a result, the Partnership has restated its unaudited consolidated financial statements to reflect these corrections as of and for the three and six months ended June 30, 2013.  These corrections had no impact on the Partnership’s previously reported net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities.

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated balance sheet as of June 30, 2013 (in thousands):

	Previously Reported	Adjustments		Restated
Assets
Accounts receivable, net	$745,846	$(161,269)	(d)(e)	$584,577
Inventories	$354,161	$(13,712)	(a)	$340,449
Total current assets	$1,180,235	$(174,981)		$1,005,254
Intangible assets, net	$128,932	$(50,495)	(c)	$78,437
Goodwill	$107,579	$52,000	(c)	$159,579
Total assets	$2,223,295	$(173,476)		$2,049,819

Liabilities and partners’ equity
Accounts payable	$764,061	$(160,446)	(d)	$603,615
Accrued expenses and other current liabilities	$50,205	$25,814	(b)(f)(g)	$76,019
Obligations on forward fixed price contracts and other derivatives	$8,730	$1,315		$10,045
Total current liabilities	$1,018,071	$(133,317)		$884,754
Total liabilities	$1,751,845	$(133,317)		$1,618,528

Partners’ equity
Common unitholders	$444,952	$(40,423)		$404,529
General partner interest	$(332)	$(338)	(j)	$(670)
Total Global Partners LP equity	$430,497	$(40,761)		$389,736
Noncontrolling interest	$40,953	$602	(i)	$41,555
Total partners’ equity	$471,450	$(40,159)		$431,291
Total liabilities and partners’ equity	$2,223,295	$(173,476)		$2,049,819

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of operations for the three and six months ended June 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling ($5.8 million) and ($44.9 million) for the three and six months ended June 30, 2013 (see footnotes (a)(f)(g)) (in thousands, except per unit data):

	Three Months Ended June 30, 2013
	Previously Reported	Adjustments		Restated
Cost of sales	$4,673,899	$4,060	(a)(b)(f)(g)(h)	$4,677,959
Gross profit	$97,857	$(4,060)	(a)(b)(f)(g)(h)	$93,797
Selling, general and administrative expenses	$27,077	$(1,397)	(e)	$25,680
Amortization	$5,677	$(903)	(c)	$4,774
Total operating expenses	$80,121	$(2,300)	(c)(e)	$77,821
Operating income	$17,736	$(1,760)	(a)(b)(c)(e)(f)(g)(h)	$15,976
Interest expense	$(9,024)	$(1,748)	(e)	$(10,772)
Income before income taxes	$8,712	$(3,508)	(a)(b)(c)(e)(f)(g)(h)	$5,204
Net income	$8,712	$(3,508)	(a)(b)(c)(e)(f)(g)(h)	$5,204
Net (loss) income attributable to noncontrolling interest	$(18)	$(361)	(i)	$(379)
Net income attributable to Global Partners LP	$8,694	$(3,869)		$4,825
General partner’s interest in net income, including incentive distribution rights	$(796)	$32	(j)	$(764)
Limited partners’ interest in net income	$7,898	$(3,837)		$4,061
Basic net income per limited partner unit	$0.29	$(0.14)		$0.15
Diluted net income per limited partner unit	$0.29	$(0.14)		$0.15

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

	Six Months Ended June 30, 2013
	Previously Reported	Adjustments		Restated
Cost of sales	$10,167,237	$40,840	(a)(b)(f)(g)(h)	$10,208,077
Gross profit	$193,709	$(40,840)	(a)(b)(f)(g)(h)	$152,869
Selling, general and administrative expenses	$53,837	$(2,494)	(e)	$51,343
Amortization	$10,053	$(1,505)	(c)	$8,548
Total operating expenses	$154,597	$(3,999)	(c)(e)	$150,598
Operating income	$39,112	$(36,841)	(a)(b)(c)(e)(f)(g)(h)	$2,271
Interest expense	$(17,940)	$(3,318)	(e)	$(21,258)
Income before income taxes	$21,172	$(40,159)	(a)(b)(c)(e)(f)(g)(h)	$(18,987)
Net income	$23,047	$(40,159)	(a)(b)(c)(e)(f)(g)(h)	$(17,112)
Net loss (income) attributable to noncontrolling interest	$472	$(602)	(i)	$(130)
Net income attributable to Global Partners LP	$23,519	$(40,761)		$(17,242)
General partner’s interest in net income, including incentive distribution rights	$(1,602)	$338	(j)	$(1,264)
Limited partners’ interest in net income	$21,917	$(40,423)		$(18,506)
Basic net income per limited partner unit	$0.80	$(1.48)		$(0.68)
Diluted net income per limited partner unit	$0.80	$(1.47)		$(0.67)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of comprehensive income for the three and six months ended June 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling $5.9 million (expense) and $44.9 million (expense) for the three and six months ended June 30, 2013 (see footnotes (a)(f)(g)): (in thousands)

	Three Months Ended June 30, 2013
	Previously Reported	Adjustments	Restated
Net income (loss)	$8,712	$(3,508)	$5,204
Comprehensive income (loss)	$12,020	$(3,508)	$8,512
Comprehensive income attributable to noncontrolling interest	$(18)	$(361)	$(379)
Comprehensive income (loss) attributable to Global Partners LP	$12,002	$(3,869)	$8,133

	Six Months Ended June 30, 2013
	Previously Reported	Adjustments	Restated
Net income	$23,047	$(40,159)	$(17,112)
Comprehensive income	$28,594	$(40,159)	$(11,565)
Comprehensive loss attributable to noncontrolling interest	$472	$(602)	$(130)
Comprehensive income attributable to Global Partners LP	$29,066	$(40,761)	$(11,695)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of cash flows for the six months ended June 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling ($44.9 million) for the six months ended June 30, 2013 (see footnotes (a)(f)(g)) (in thousands):

	Previously Reported	Adjustments	Restated
Net income	$23,047	$(40,159)	$(17,112)
Depreciation and amortization	$36,238	$(1,505)	$34,733
Bad debt expense	$1,569	$823	$2,392
Accounts receivable	$(48,354)	$160,446	$112,092
Inventories	$281,023	$13,712	$294,735
Accounts payable	$1,609	$(160,446)	$(158,837)
Change in fair value of forward fixed contracts	$20,296	$1,315	$21,611
Accrued expenses, all other current liabilities and other long-term liabilities	$(23,885)	$25,814	$1,929
Net cash provided by operating activities	$327,712	—	327,712

__________________________

(a)         To reduce previously reported RIN inventory as of June 30, 2013 by approximately $9.9 million (expense) and $13.7 million (expense), for the three and six months ended June 30, 2013, respectively.

(b)         To reduce accrued liabilities related to the procurement of petroleum products by approximately $3.2 million (income) and $5.4 million (income) for the three and six months ended June 30, 2013 for accruals determined to no longer be warranted at the end of the reporting period.

(c)          To correct the valuation of customer relationships and related amortization expense on such assets acquired in connection with the February 1, 2013 acquisition of a 60% membership interest in Basin Transload LLC.  Specifically, the reduction in the value of customer relationships reflects the reversal of a customer relationship that was determined to not meet the criteria of a capitalizable intangible asset and, separately, a reduction in the cash flow period for another customer relationship that should have been considered at the time of the acquisition.  The difference in the amortization expense for the three and six months ended June 30, 2013 of $0.9 million and $1.5 million, respectively, reflects the reduction in the value of customer relationships acquired of $52.0 million and the reduction in the economic useful life of the remaining assets from five to two years.

(d)         To reduce accounts receivable by $160.4 million and accounts payable by $160.4 million which reflect the netting of positive and negative product exchange balances with the same counterparty which has a right of offset.

(e)          Other adjustments to operating expenses include an increase to the allowance for doubtful accounts of $349,000 and $823,000 for the three and six months ended June 30, 2013, respectively, and an income statement reclassification of amortization of deferred financing fees from selling, general and administrative expenses to interest expense of $1.7 million and $3.3 million for the three and six months ended June 30, 2013, respectively.

(f)           To record the change in the RVO Deficiency of approximately $6.5 million (expense) and $9.1 million (expense) at the end of the reporting period for the three and six months ended June 30, 2013, respectively.

(g)          To record the change in the liability related to the losses on RIN forward commitments of $10.6 million (income) and $22.1 million (expense) for the three and six months June 30, 2013.

(h)         Other adjustments to costs of sales include a $1.3 million (expense) correction in the fair value of oil related forward fixed price contracts for the three and six months ended June 30, 2013.

(i)             Represents impact of all adjustments to the net loss attributable to the non-controlling interest of $361,000 (expense) and $602,000 (expense), respectively, for the three and six months ended June 30, 2013.

(j)            Represents impact of all adjustments to the General Partner’s interest in net income of $32,000 (expense) and $338,000 (expense) for the three and six months ended June 30, 2013, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The financial information reflected herein in the footnotes to these consolidated financial statements as of June 30, 2013 and for the three and six months then ended reflects the effects of the restatement described in the preceding paragraphs and tables.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                            Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	28,016
Intangibles	26,163
Total identifiable assets purchased	56,250
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	54,924
Noncontrolling interest	(40,000)
Goodwill	76,148
Net assets acquired	$91,072

The Partnership engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment and intangibles and noncontrolling interest.  The Partnership’s third party valuation firm primarily used the replacement cost methodology to value property and equipment, adjusted for depreciation associated with the age and estimated condition of the assets.  The income approach was used to value the intangible assets, which consist principally of one customer relationship.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Business Combinations (continued)

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over two years.  Amortization expense amounted to $3.0 million and $5.0 million for the three and six months ended June 30, 2013, respectively.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2013 (7/1/13 – 12/31/13)	$5,957
2014	12,111
2015	2,969
Total	$21,037

The $76.1 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

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

Goodwill — The following table presents a summary roll forward of the Partnership’s goodwill at June 30, 2013 (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	June 30,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil Company (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	76,148	76,148
Acquisition of Cascade Kelly (2)	—	51,105	51,105
Total	$32,326	$127,253	$159,579

__________________________

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

Note 4.                     Net Income (Loss) Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income (loss) only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income (loss) is assumed to be allocated to the common unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Net Income (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three and six months ended June 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP	$4,825	$4,061	$764	$—	$18,515	$18,206	$309	$—

Declared distribution	$16,975	$16,116	$135	$724	$14,781	$14,401	$121	$259
Assumed allocation of undistributed net income	(12,150)	(12,055)	(95)	—	3,734	3,805	(71)	—
Assumed allocation of net income	$4,825	$4,061	$40	$724	$18,515	$18,206	$50	$259

Denominator:
Basic weighted average limited partner units outstanding		27,394				27,376
Dilutive effect of phantom units		97				173
Diluted weighted average limited partner units outstanding		27,491				27,549

Basic net income per limited partner unit		$0.15				$0.67
Diluted net income per limited partner unit		$0.15				$0.66

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Net Income (Loss) Per Limited Partner Unit (continued)

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net (loss) income attributable to Global Partners LP (1)	$(17,242)	$(18,506)	$1,264	$—	$17,115	$16,698	$417	$—

Declared distribution	$33,771	$32,095	$269	$1,407	$28,767	$28,117	$236	$414
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	33,771	32,095	269	1,407	26,838	26,188	236	414
Assumed allocation of undistributed net (loss) income	(51,013)	(50,601)	(412)	—	(9,723)	(9,490)	(233)	—
Assumed allocation of net (loss) income	$(17,242)	$(18,506)	$(143)	$1,407	$17,115	$16,698	$3	$414

Denominator:
Basic weighted average limited partner units outstanding		27,358				25,466
Dilutive effect of phantom units		96				172
Diluted weighted average limited partner units outstanding		27,454				25,638

Basic net (loss) income per limited partner unit		$(0.68)				$0.66
Diluted net (loss) income per limited partner unit (3)		$(0.68)				$0.65

________________________

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

(3)             Basic units were used to calculate diluted net income per limited partner unit for the six months ended June 30, 2013 as using the effects of the phantom units would have an anti-dilutive effect on income per limited partner unit.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$91,271	$235,029
Gasoline	76,070	144,269
Gasoline blendstocks	59,638	119,932
Renewable identification numbers (RINs)	3,911	19,384
Residual oil and crude oil	100,184	109,423
Propane and other	2,568	—
Convenience store inventory	6,807	6,630
Total	$340,449	$634,667

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $28.1 million and $120.9 million at June 30, 2013 and December 31, 2012, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $41.5 million and $139.5 million at June 30, 2013 and December 31, 2012, respectively.  Exchange transactions are valued using current inventory levels.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at June 30, 2013 and December 31, 2012 (in thousands):

			June 30,	December 31,
		Balance Sheet	2013	2012
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$636	$131
	Crude Oil	(1)	—	15,127
	Residual Oil	(1)	—	285
Total forward purchase commitments			636	15,543

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	407	30,928
	Distillates	(1)	847	—
	Natural Gas	(1)	50	1,591
	Propane	(1)	82	—
Total forward sales commitments			1,386	32,519
Total forward fixed price contracts			2,022	48,062

Foreign currency forward contract	Foreign Denominated Sales	(2)	380	145
Total asset derivatives			$2,402	$48,207

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(3)	$116	$27,604
	Crude Oil	(3)	8,990	—
	Residual Oil	(3)	277	—
	Distillates	(3)	516	2,171
	Natural Gas	(3)	49	1,576
	Propane	(3)	97	—
Total forward purchase commitments			10,045	31,351

Forward sales commitments	Gasoline and Gasoline Blendstocks	(3)	—	173
	Distillates	(3)	—	2,950
Total forward sales commitments			—	3,123
Total obligations on forward fixed price contracts			$10,045	$34,474

(1)          Fair value of forward fixed price contracts

(2)          Prepaid expenses and other current assets

(3)          Obligations on forward fixed price contracts

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  While the Partnership would not have been in compliance with certain of the foregoing covenants at June 30, 2013 following the restatement of its unaudited consolidated financial statements, the Credit Agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its entirety by a Second Amended and Restated Credit Agreement dated as of December 16, 2013.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

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

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement.  The Partnership did not capitalize deferred financing fees for the three months ended June 30, 2013 and 2012.  The Partnership capitalized deferred financing fees of $5.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,959,686	$2,043,385	$4,161,155	$3,895,370
Other oils and related products (2)	1,709,322	836,794	4,025,841	2,265,117
Total	$3,669,008	$2,880,179	$8,186,996	$6,160,487
Net product margin
Gasoline and gasoline blendstocks (1)	$12,358	$6,718	$(17,068)	$25,457
Other oils and related products (2)	29,727	28,002	73,553	42,455
Total (1)	$42,085	$34,720	$56,485	$67,912
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$833,121	$807,108	$1,578,711	$1,273,585
Station operations (3)	37,313	35,405	68,921	55,046
Total	$870,434	$842,513	$1,647,632	$1,328,631
Net product margin
Gasoline	$38,897	$43,525	$67,090	$55,728
Station operations (3)	19,939	18,734	37,775	29,694
Total	$58,836	$62,259	$104,865	$85,422
Commercial Segment:
Sales	$232,314	$193,371	$526,318	$402,426
Net product margin	$6,170	$3,179	$16,595	$9,379
Combined sales and net product margin:
Sales	$4,771,756	$3,916,063	$10,360,946	$7,891,544
Net product margin (1)(4)	$107,091	$100,158	$177,945	$162,713
Depreciation allocated to cost of sales	(13,294)	(9,483)	(25,076)	(16,719)
Combined gross profit (1)	$93,797	$90,675	$152,869	$145,994

___________________________

(1)          Includes a $10.6 million decrease and a $22.1 million increase in the mark to market loss related to RIN forward commitments for the three and six months ended June 30, 2013, respectively, and increases of $6.5 million and $9.1 million in the mark to market value of the RVO Deficiency for the three and six months ended June 30, 2013, respectively (see Note 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Combined gross profit (1)	$93,797	$90,675	$152,869	$145,994
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	25,680	22,640	51,343	43,793
Operating expenses	47,367	37,138	90,707	60,496
Amortization expense	4,774	2,288	8,548	3,862
Total operating costs and expenses	77,821	62,066	150,598	108,151
Operating income (1)	15,976	28,609	2,271	37,843
Interest expense	(10,772)	(10,544)	(21,258)	(21,178)
Income tax benefit	—	450	1,875	450
Net income (loss) (1)	5,204	18,515	(17,112)	17,115
Net income attributable to noncontrolling interest	(379)	—	(130)	—
Net income (loss) attributable to Global Partners LP (1)	$4,825	$18,515	$(17,242)	$17,115

(1)          Includes a $10.6 million decrease and a $22.1 million increase in the mark to market loss related to RIN forward commitments for the three and six months ended June 30, 2013, respectively, and increases of $6.5 million and $9.1 million in the mark to market value of the RVO Deficiency for the three and six months ended June 30, 2013, respectively (see Note 2).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Buildings and improvements	$591,601	$498,984
Land	288,829	289,903
Fixtures and equipment	17,882	14,554
Construction in process	23,987	17,809
Capitalized internal use software	5,847	5,847
Total property and equipment	928,146	827,097
Less accumulated depreciation	(140,429)	(114,775)
Total	$787,717	$712,322

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

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the obligation as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date, and records a liability representing the Partnership’s obligation to purchase RINs.  At June 30, 2013, the Partnership’s RVO Deficiency was ($9.1 million).  The Partnership’s RVO Deficiency was immaterial at December 31, 2012.

The Partnership may enter into RIN forward commitments.  At June 30, 2013, a significant number of the forward sales contracts were fixed at a price below the RIN spot rate.  Accordingly, the Partnership has provided the mark to market value of these firm non-cancellable forward commitments which amounted to approximately ($22.1 million) at June 30, 2013.  The mark to market loss related to RIN forward commitments was immaterial at December 31, 2012.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of June 30, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$217,356	$—	$217,356	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	2,022	—	2,022	—	48,062	—	48,062	—
Swap agreements and options	129	126	3	—	179	54	125	—
Foreign currency derivatives	380	—	380	—	145	—	145	—
Interest rate cap	92	—	92	—	35	—	35	—
Broker margin deposits	21,954	21,954	—	—	54,726	54,726	—	—
Pension plan	17,430	17,430	—	—	17,158	17,158	—	—
Total	$259,363	$39,510	$219,853	$—	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(8,730)	$—	$(1,055)	$(7,675)	$(34,474)	$—	$(34,474)	$—
RIN forward commitments	(22,063)	—	(22,063)	—	—	—	—	—
Swap agreements and option contracts	(126)	(126)	—	—	(54)	(54)	—	—
Interest rate collar and swap	(9,937)	—	(9,937)	—	(13,402)	—	(13,402)	—
Total liabilities	$(40,856)	$(126)	$(33,055)	$(7,675)	$(47,930)	$(54)	$(47,876)	$—

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

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at June 30, 2013 (in thousands):

Liabilities
Fair value at December 31, 2012	$—
Reclass of Level 2 inputs	15,127
Change in fair value recorded in Cost of Sales	(24,117)
Fair value at June 30, 2013	$(8,990)

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

Note 15.              Income Taxes (continued)

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

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since its serves as an indicator of our success in providing a cash return on their investment.  Distributable cash flow means our net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase distributable cash flow.

Specifically, this financial measure indicates to investors whether or not we have generated sufficient earnings on a current or historic level that can sustain or support an increase in our quarterly cash distribution.  Distributable cash flow is a quantitative standard used by the investment community with respect to publicly traded partnerships.  Distributable cash flow should not be considered as an alternatives to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP.  In addition, our distributable cash flow may not be comparable to distributable cash flow or similarly titled measures of other companies.

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

•            Our net product margin from wholesale gasoline and gasoline blendstocks sales increased for the second quarter of 2013 compared to the same period in 2012 due to the effect of a decrease in the liability related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO Deficiency and to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012.  Our wholesale gasoline and gasoline blendstocks business was negatively impacted for the first half of 2013 due to the effect of increases in the liability related to RIN forward commitments of $22.1 million and the $9.1 million mark to market value of the RVO Deficiency, resulting in a $31.2 million unfavorable impact for the six months ended June 30, 2013.  Our net product margin was also negatively impacted due to tighter product margins related to market conditions during the first quarter.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013	2012
Net income (loss) attributable to Global Partners LP (1)	$4,825		$18,515		$(17,242)	$17,115
Net income (loss) per diluted limited partner unit (2)	$0.15		$0.66		$(0.67)	$0.65
EBITDA (1)(3)	$32,563		$40,790		$34,079	$59,240
Distributable cash flow (1)(4)	$18,986		$26,679		$8,307	$33,747
Wholesale Segment:
Volume (gallons)	1,374,820		1,020,058		2,953,289	2,148,902
Sales
Gasoline and gasoline blendstocks	$1,959,686		$2,043,385		$4,161,155	$3,895,370
Other oils and related products (5)	1,709,322		836,794		4,025,841	2,265,117
Total	$3,669,008		$2,880,179		$8,186,996	$6,160,487
Net product margin
Gasoline and gasoline blendstocks (1)	$12,358		$6,718		$(17,068)	$25,457
Other oils and related products (5)	29,727		28,002		73,553	42,455
Total (1)	$42,085		$34,720		$56,485	$67,912
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	264,190		262,664		507,501	403,886
Sales
Gasoline	$833,121		$807,108		$1,578,711	$1,273,585
Station operations (6)	37,313		35,405		68,921	55,046
Total	$870,434		$842,513		$1,647,632	$1,328,631
Net product margin
Gasoline	$38,897		$43,525		$67,090	$55,728
Station operations (6)	19,939		18,734		37,775	29,694
Total	$58,836		$62,259		$104,865	$85,422
Commercial Segment:
Volume (gallons)	94,305		85,527		208,540	174,644
Sales	$232,314		$193,371		$526,318	$402,426
Net product margin	$6,170		$3,179		$16,595	$9,379
Combined sales and net product margin:
Sales	$4,771,756		$3,916,063		$10,360,946	$7,891,544
Net product margin (1)(7)	$107,091		$100,158		$177,945	$162,713
Depreciation allocated to cost of sales	(13,294)		(9,483)		(25,076)	(16,719)
Combined gross profit	$93,797		$90,675		$152,869	$145,994

Weather conditions:
Normal heating degree days	784		784		3,654	3,685
Actual heating degree days	721		611		3,532	2,924
Variance from normal heating degree days	(8%	)	(22%	)	(3% )	(21%	)
Variance from prior period actual heating degree days	18%		(17%	)	21%	(20%	)

(1)

Includes a $10.6 million decrease and a $22.1 million increase in the mark to market loss related to RIN forward commitments for the three and six months ended June 30, 2013, respectively, and increases of $6.5 million and $9.1 million in the mark to market value of the RVO Deficiency for the three and six months ended June 30, 2013, respectively (see Note 2 of Notes to Consolidated Financial Statements).

(2)	See Note 4 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.
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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of net income to EBITDA:
Net income (loss)	$5,204	$18,515	$(17,112)	$17,115
Net income attributable to noncontrolling interest	(379)	—	(130)	—
Net income (loss) attributable to Global Partners LP	4,825	18,515	(17,242)	17,115
Depreciation and amortization, excluding the impact of noncontrolling interest	16,966	12,181	31,938	21,397
Interest expense	10,772	10,544	21,258	21,178
Income tax benefit	—	(450)	(1,875)	(450)
EBITDA	$32,563	$40,790	$34,079	$59,240

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$44,934	$258,063	$327,712	$216,300
Net changes in operating assets and liabilities and certain non-cash items	(21,086)	(227,367)	(310,091)	(177,788)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,057)	—	(2,925)	—
Interest expense	10,772	10,544	21,258	21,178
Income tax benefit	—	(450)	(1,875)	(450)
EBITDA	$32,563	$40,790	$34,079	$59,240

EBITDA was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO Deficiency, resulting in a $4.1 million favorable impact for the three months ended June 30, 2013.  EBITDA was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $22.1 million and the mark to market value of the RVO Deficiency of $9.1 million, resulting in a $31.2 million unfavorable impact for the six months ended June 30, 2013.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Reconciliation of net income to distributable cash flow:
Net income (loss)	$5,204	$18,515	$(17,112)	$17,115
Net income attributable to noncontrolling interest	(379)	—	(130)	—
Net income (loss) attributable to Global Partners LP	4,825	18,515	(17,242)	17,115
Depreciation and amortization, excluding the impact of noncontrolling interest	16,966	12,181	31,938	21,397
Amortization of deferred financing fees	1,747	1,396	3,318	2,710
Amortization of senior notes discount	105	—	158	—
Amortization of routine bank refinancing fees	(985)	(959)	(1,970)	(1,918)
Maintenance capital expenditures	(3,672)	(4,454)	(7,895)	(5,557)
Distributable cash flow	$18,986	$26,679	$8,307	$33,747

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$44,934	$258,063	$327,712	$216,300
Net changes in operating assets and liabilities and certain non-cash items	(21,086)	(227,367)	(310,091)	(177,788)
Amortization of deferred financing fees	1,747	1,396	3,318	2,710
Amortization of senior notes discount	105	—	158	—
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,057)	—	(2,925)	—
Amortization of routine bank refinancing fees	(985)	(959)	(1,970)	(1,918)
Maintenance capital expenditures	(3,672)	(4,454)	(7,895)	(5,557)
Distributable cash flow	$18,986	$26,679	$8,307	$33,747

Distributable cash flow was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO Deficiency, resulting in a $4.1 million favorable impact for the three months ended June 30, 2013.  Distributable cash flow was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $22.1 million and the mark to market value of the RVO Deficiency of $9.1 million, resulting in a $31.2 million unfavorable impact for the six months ended June 30, 2013.

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

Our gross profit for the second quarter of 2013 was $93.8 million, an increase of $3.1 million, or 3%, compared to $90.7 million for the second quarter of 2012, due primarily to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012, an increase in crude oil activities, including the Phillips 66 transaction and the February 2013 acquisitions of Basin Transload and Cascade Kelly and a favorable impact from the change in the liability related to RIN forward commitments for the three months ended June 30, 2013 resulting from a decrease of $10.6 million in the liability related to RIN forward commitments, offset by an increase of $6.5 million in the mark to market value of the RVO Deficiency and to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012.  The increase in gross profit was partially offset by a decrease in our gasoline distribution business due to rising gasoline prices during much of the second quarter and by less favorable market conditions in distillates.  The increase in gross profit was offset by an increase in depreciation on our North Dakota and Oregon assets, which is included in cost of sales.

Our total sales for the six months ended June 30, 2013 increased by $2.5 billion, or 31%, to $10.4 billion compared to $7.9 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 3.7 billion gallons for first half of 2013 compared to 2.7 billion gallons for the same period in 2012, an increase of 942 million gallons, or 35%.  The increase in volume sold includes increases of 804 million gallons in our wholesale business, due to increases in our crude oil activities, gasoline and gasoline blendstocks and, due to colder weather period over period, distillates.  The number of actual heating degree days increased 21% to 3,532 for the first half of 2013 compared to 2,924 for the same period in 2012.  The increase in total volume also includes increases of 104 million gallons in our gasoline distribution business, primarily due to our supply and management agreement and unitary lease with Getty Realty, and 34 million gallons in our commercial business due largely to an increase in bunkering activity and to colder weather period over period.  Our gross profit for the first half of 2013 was $152.9 million, an increase of $6.9 million, or 5%, compared to $146.0 million for the same period in 2012, due primarily to the increase in crude oil activities, including the Phillips 66 transaction and the February 2013 acquisitions of Basin Transload and Cascade Kelly.  Despite the increase, our gross profit was negatively impacted by (i) increases of ($22.1 million) in the liability related to RIN forward commitments and ($9.1 million) in the mark to market value of the RVO Deficiency, resulting in a ($31.2 million) unfavorable impact for the six months ended June 30, 2013, (ii) tighter product margins related to market conditions in wholesale gasoline and gasoline blendstocks during the first quarter of 2013, (iii) compressed margins in our gasoline distribution business due to rising gasoline prices for most of the first six months of 2013, (iv) less favorable market conditions in distillates and (v) an increase in depreciation on our North Dakota and Oregon assets, which is included in cost of sales.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were relatively flat at $2.0 billion for the three months ended June 30, 2013 and 2012.  Our net product margin from wholesale gasoline and gasoline blendstocks sales for the three months ended June 30, 2013 increased by $5.6 million to $12.3 million from $6.7 million for the same period in 2012 due primarily to favorable market conditions in gasoline blendstocks, including less backwardation compared to the same period in 2012 and a $10.6 million favorable impact from the change in the liability related to RIN forward commitments for the three months ended June 30, 2013 resulting from a decrease of $10.6 million in the liability related to RIN forward commitments, offset by an increase of $6.5 million in the mark to market value of the RVO Deficiency.

During the six months ended June 30, 2013, sales from wholesale gasoline and gasoline blendstocks were $4.2 billion compared to $3.9 billion for the same period in 2012.  The increase of $0.3 billion, or 7%, was due primarily to an increase in volume sold which was attributable to an increase in demand for gasoline blendstocks.  We had a negative net product margin from wholesale gasoline and gasoline blendstocks sales of ($17.1 million) for the six months ended June 30, 2013 compared to a net product margin of $25.4 million for the same period in 2012.  Our net product margin was negatively impacted by increases of ($22.1 million) in the liability related to RIN forward commitments and ($9.1 million) in the mark to market value of the RVO Deficiency, resulting in a ($31.2 million) unfavorable impact for the six months ended June 30, 2013.  Our net product margin was also negatively impacted due to tighter product margins related to market conditions during the first quarter.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and crude oil) were $1.7 billion for the three months ended June 30, 2013 compared with $0.8 billion for the same period in 2012.  During the six months ended June 30, 2013, sales from other oils and related products were $4.0 billion compared to $2.3 billion for the same period in 2012.  The increases of $0.9 million and $1.7 million for the three and six months ended June 30, 2013, respectively, were primarily due to increases in our crude oil activities, including the Phillips 66 transaction and the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to colder weather period over period.  Primarily for these same reasons, our net product margin increased by $1.7 million, or 6%, to $29.7 million for the second quarter of 2013 compared to $28.0 million for the second quarter of 2012 and by $31.1 million, or 73%, to $73.6 million for the first half of 2013 compared to $42.5 million for the first half of 2012.

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

Selling, General and Administrative Expenses

SG&A expenses increased by $3.0 million, or 13%, to $25.6 million for the three months ended June 30, 2013 compared to $22.6 million for the same period in 2012.  The increase includes increases of $3.1 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $1.6 million in overhead expenses, $0.9 million in costs related to our Basin Transload and Cascade Kelly facilities, $0.7 million in bank fees primarily related to the increase in our crude oil activities and $0.4 million in bad debt expense.  The increase in SG&A expenses was offset by decreases of $2.0 million in accrued incentive compensation, $1.3 million in commissions related to certain gasoline station operators and $0.4 million in other SG&A expenses.

SG&A expenses increased by $7.5 million, or 17%, to $51.3 million for the six months ended June 30, 2013 compared to $43.8 million for the same period in 2012.  The increase, includes increases of $4.0 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $3.4 million in overhead expenses, $2.2 million in bad debt expense, $2.1 million in bank fees primarily related to the increase in our crude oil activities, $1.3 million in costs related to our Basin Transload and Cascade Kelly facilities and $1.3 million in other SG&A expenses.  The increase in SG&A expenses for the first half of 2013 includes expenses related to our retail gasoline stations for a full six months in 2013 versus four months in 2012.  The increase in SG&A expenses was offset by decreases of $1.3 million in commissions related to certain gasoline station operators and $1.0 million in accrued incentive compensation.  In addition, in the first six months of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.1 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

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

Amortization Expense

Amortization expense related to our intangible assets was $4.8 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $8.5 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively.  The increases of $2.5 million and $4.6 million were primarily due to the intangible assets acquired in the Basin Transload acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $10.7 million and $10.5 million, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was flat at $21.2 million.  The increase of $0.2 million for the three months ended June 30, 2013 was attributed to additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance.  We also had increases of $0.4 million and $0.6 million in amortization of deferred financing fees for the three and six months ended June 30, 2013, respectively.

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

Net Income Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net income attributable to noncontrolling interest of $0.4 million and $0.1 million for the three and six months ended June 30, 2013, respectively, represents Basin Transload’s 40% interest.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $341.2 million to $120.5 million at June 30, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories, accounts payable, accrued liabilities for the RVO Deficiency of $9.1 million and the mark to market loss related to RIN forward commitments of $22.1 million and to the addition of the term loan.

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

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2013 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$615,869	$—	$615,869	$—	$—
Term loan and senior notes obligation (2)	218,174	122,974	11,200	11,200	72,800
Operating lease obligations (3)	295,640	36,113	83,998	65,345	110,184
Capital lease obligations	1,045	107	353	469	116
Other long-term liabilities (4)	225,070	18,215	67,468	65,372	74,015
Total	$1,355,798	$177,409	$778,888	$142,386	$257,115

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

Net cash provided by operating activities was $327.7 million for the six months ended June 30, 2013 compared to net cash provided by operating activities of $216.3 million for the six months ended June 30, 2012, for a period-over-period increase in cash provided by operating activities of $111.4 million.  The primary drivers of the increase include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2013	2012	Change
Decrease in accounts receivable	$112,092	$190,344	$(78,252)
Decrease in inventories	$294,735	$171,479	$123,256
Decrease in accounts payable	$(158,837)	$(205,314)	$46,477
Decrease (increase) in the change in fair value of forward fixed price contracts	$21,611	$(3,296)	$24,907

For the six months ended June 30, 2013, excluding the beginning account balances related to Basin Transload and Cascade Kelly as of their respective acquisition dates (see Note 3 of Notes to Consolidated Financial Statements), the decreases in accounts receivable and accounts payable were primarily due to the decrease in our positive and negative exchange balances, offset by an increase in our crude oil activities.  The decrease in inventories was due to carrying lower levels of inventory.  In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided funds.

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

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  While we would not have been in compliance with certain of the foregoing covenants at June 30, 2013 following the restatement of our unaudited consolidated financial statements, our credit agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its entirety by a Second Amended and Restated Credit Agreement dated as of December 31, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We did not capitalize deferred financing fees for the three months ended June 30, 2013 and 2012.  We capitalized deferred financing fees of $5.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Amortization expense of approximately $1.7 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

As of June 30, 2013, we had total borrowings outstanding under our credit agreement of $701.2 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources–—Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013.  In the originally filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, we disclosed that based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.  In conjunction with the filing of this amendment to that Form 10-Q and the restatement of our unaudited consolidated financial statements in that Form 10-Q, management with the participation of our principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on this re-evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below) that gave rise to the restatement, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013.  Based on our internal review that identified corrections to our previously issued financial statements, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

As discussed in more detail in Note 2 to the unaudited consolidated financial statements in this Form 10-Q/A, in connection with the preparation of the financial statements for the year ended December 31, 2013, management concluded that we were not correctly accounting for RINs (Renewable Identification Numbers) and identified certain out of period adjustments with respect to accrued obligations affecting cost of goods sold specific to the procurement of petroleum products.  Management also concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability.  We also identified other deficiencies in our financial statement close process, which when aggregated, represented a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements. Therefore, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2013.

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