Form 10-Q/A
period 2013-09-30
GLOBAL PARTNERS LP
filed 2014-03-31
CIK 1323468

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

EXPLANATORY NOTE

To reflect the corrections described below, Global Partners LP (the “Partnership”) is amending its Quarterly Report on Form 10-Q and restating its unaudited consolidated financial statements for each of the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (the “Restated 2013 Quarters) and related disclosures.  This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Partnership for the fiscal quarter ended September 30, 2013, as filed with the Securities and Exchange Commission on November 7, 2013, and restates its unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2013 and the notes thereto and related disclosure.  As a result, the unaudited consolidated financial statements included in the originally filed Form 10-Q for the quarter ended September 30, 2013 should not be relied upon.

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

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and the mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at period end.  The Partnership is restating its consolidated balance sheet at September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 to reflect in the proper period the impact of these accounting corrections.

Additionally, the Partnership determined that at September 30, 2013, certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at September 30, 2013 and results of operations for the three and nine months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.

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

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$15,068	$5,977
Accounts receivable, net	625,829	696,762
Accounts receivable—affiliates	1,496	1,307
Inventories	397,412	634,667
Brokerage margin deposits	40,694	54,726
Fair value of forward fixed price contracts	37,001	48,062
Prepaid expenses and other current assets	41,591	65,432
Total current assets	1,159,091	1,506,933

Property and equipment, net	838,424	712,322
Intangible assets, net	73,663	60,822
Goodwill	118,390	32,326
Other assets	17,701	17,349
Total assets	$2,207,269	$2,329,752
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$615,093	$759,698
Working capital revolving credit facility—current portion	—	83,746
Term loan	115,000	—
Environmental liabilities—current portion	4,271	4,341
Trustee taxes payable	75,891	91,494
Accrued expenses and other current liabilities	60,621	71,442
Obligations on forward fixed price contracts	38,885	34,474
Total current liabilities	909,761	1,045,195
Working capital revolving credit facility—less current portion	300,300	340,754
Revolving credit facility	399,700	422,000
Senior notes	68,163	—
Environmental liabilities—less current portion	37,651	39,831
Other long-term liabilities	44,454	45,511
Total liabilities	1,760,029	1,893,291
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,268,247 outstanding at September 30, 2013 and 27,430,563 units issued and 27,310,648 outstanding at December 31, 2012)	409,728	456,538
General partner interest (0.83% interest with 230,303 equivalent units outstanding at September 30, 2013 and December 31, 2012)	(487)	(407)
Accumulated other comprehensive loss	(13,877)	(19,670)
Total Global Partners LP equity	395,364	436,461
Noncontrolling interest	51,876	—
Total partners’ equity	447,240	436,461
Total liabilities and partners’ equity	$2,207,269	$2,329,752

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Sales	$4,433,426	$4,617,194	$14,794,372	$12,508,738
Cost of sales	4,315,333	4,534,574	14,523,410	12,280,124
Gross profit	118,093	82,620	270,962	228,614

Costs and operating expenses:
Selling, general and administrative expenses	27,889	22,709	79,232	66,502
Operating expenses	46,713	40,196	137,420	100,692
Amortization expense	4,773	1,511	13,321	5,373
Total costs and operating expenses	79,375	64,416	229,973	172,567

Operating income	38,718	18,204	40,989	56,047

Interest expense	(10,855)	(10,633)	(32,113)	(31,811)

Income before income tax expense	27,863	7,571	8,876	24,236

Income tax expense	(2,727)	(678)	(852)	(228)

Net income	25,136	6,893	8,024	24,008

Net loss attributable to noncontrolling interest	679	—	549	—

Net income attributable to Global Partners LP	25,815	6,893	8,573	24,008

Less: General partner’s interest in net income, including incentive distribution rights	(1,042)	(316)	(2,306)	(733)

Limited partners’ interest in net income	$24,773	$6,577	$6,267	$23,275

Basic net income per limited partner unit	$0.91	$0.24	$0.23	$0.89

Diluted net income per limited partner unit	$0.91	$0.24	$0.23	$0.89

Basic weighted average limited partner units outstanding	27,333	27,311	27,350	26,085

Diluted weighted average limited partner units outstanding	27,333	27,485	27,593	26,258

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Restated)		(Restated)

Net income	$25,136	$6,893	$8,024	$24,008
Other comprehensive income:
Change in fair value of cash flow hedges	(945)	515	2,577	1,204
Change in pension liability	1,191	373	3,216	581
Total other comprehensive income	246	888	5,793	1,785
Comprehensive income	25,382	7,781	13,817	25,793
Comprehensive loss attributable to noncontrolling interest	679	—	549	—
Comprehensive income attributable to Global Partners LP	$26,061	$7,781	$14,366	$25,793

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Restated)
Cash flows from operating activities
Net income	$8,024	$24,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,534	32,663
Amortization of deferred financing fees	5,062	4,106
Amortization of senior notes discount	263	—
Bad debt expense	3,030	270
Stock-based compensation expense	955	(20)
Gain on disposition of property and equipment	(1,444)	(162)
Curtailment gain	—	(469)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	70,202	(40,237)
Accounts receivable – affiliate	(189)	499
Inventories	237,386	81,839
Broker margin deposits	14,032	13,663
Prepaid expenses, all other current assets and other assets	18,589	264
Accounts payable	(147,359)	91,708
Trustee taxes payable	(15,603)	(7,515)
Change in fair value of forward fixed price contracts	15,472	(25,450)
Accrued expenses, all other current liabilities and other long-term liabilities	(9,842)	14,533
Net cash provided by operating activities	254,112	189,700

Cash flows from investing activities
Acquisitions	(185,262)	(181,898)
Capital expenditures	(46,935)	(30,907)
Proceeds from sale of property and equipment	5,769	6,610
Net cash used in investing activities	(226,428)	(206,195)

Cash flows from financing activities
Payments on working capital revolving credit facility	(124,200)	(161,800)
(Payments on) borrowings from revolving credit facility	(22,300)	217,000
Borrowings from term loan	115,000	—
Proceeds from senior notes, net of discount	67,900	—
Repurchase of common units	(4,331)	(2,152)
Repurchased units withheld for tax obligations	(2,086)	(96)
Noncontrolling interest capital contribution	1,425	—
Distributions to partners	(50,001)	(39,712)
Net cash (used in) provided by financing activities	(18,593)	13,240

Increase (decrease) in cash and cash equivalents	9,091	(3,255)
Cash and cash equivalents at beginning of period	5,977	4,328
Cash and cash equivalents at end of period	$15,068	$1,073

Supplemental information
Cash paid during the period for interest	$26,002	$27,720
Non-cash investing activities (see Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net income (loss)	6,267	2,306	—	(549)	8,024
Acquisition of noncontrolling interest, at fair value	—	—	—	51,000	51,000
Noncontrolling interest capital contribution	—	—	—	1,425	1,425
Other comprehensive income	—	—	5,793	—	5,793
Stock-based compensation	955	—	—	—	955
Distributions to partners	(47,731)	(2,386)	—	—	(50,117)
Repurchase of common units	(4,331)	—	—	—	(4,331)
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)
Phantom unit dividends	116	—	—	—	116
Balance at September 30, 2013	$409,728	$(487)	$(13,877)	$51,876	$447,240

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

In connection with the year ended December 31, 2013 financial statement close process, certain misstatements were identified related to the Partnership’s accounting for the RVO, RIN inventory and the mark to market loss related to RIN forward commitments.  The Partnership has corrected its accounting for RINs, which included the recognition of a mark-to-market liability associated with the RVO deficiency at period end (the “RVO Deficiency”).  At September 30, 2013, the Partnership’s RVO Deficiency was $22.6 million, the mark to market loss related to RIN forward commitments was $6.6 million and the reduction in previously reported RIN inventory was $4.8 million.  The Partnership is restating its consolidated balance sheet at September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 to reflect in the proper period the impact of these accounting corrections.  The impact of these corrections was to increase net income by $15.0 million for the three months ended September 30, 2013, and to decrease net income by 29.9 million for the nine months ended September 30, 2013.

Additionally, the Partnership determined that at September 30, 2013, certain accrued liabilities related to the procurement of petroleum products were no longer warranted.  The Partnership is restating its consolidated balance sheet at September 30, 2013 and results of operations for the three and nine months then ended to reflect the correction of the timing of the relief of these accrued liabilities at that date.  The impact of these corrections was $5.4 million and $10.8 million of additional income for the three and nine months ended September 30, 2013.

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

As a result, the Partnership has restated its unaudited consolidated financial statements to reflect these corrections as of and for the three and nine months ended September 30, 2013.  These corrections had no impact on the Partnership’s previously reported net cash provided by operating activities, net cash provided by investing activities or net cash used in financing activities.

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated balance sheet as of September 30, 2013 (in thousands):

	Previously Reported	Adjustments		Restated
Assets
Accounts receivable, net	$781,800	$(155,971	) (d)(e)	$625,829
Inventories	$402,221	$(4,809	) (a)	$397,412
Total current assets	$1,319,871	$(160,780	) (a)(d)(e)	$1,159,091
Intangible assets, net	$129,755	$(56,092	) (c)	$73,663
Goodwill	$58,890	$59,500	(c)	$118,390
Total assets	$2,364,641	$(157,372	) (a)(c)(d)(e)	$2,207,269

Liabilities and partners’ equity
Accounts payable	$769,693	$(154,600	) (d)	$615,093
Accrued expenses and other current liabilities	$46,403	$14,218	(b)(f)(g)	$60,621
Total current liabilities	$1,050,143	$(140,382	) (b)(d)(f)(g)	$909,761
Total liabilities	$1,900,411	$(140,382	) (b)(d)(f)(g)	$1,760,029

Partners’ equity
Common unitholders	$427,929	$(18,201)		$409,728
General partner interest	$(335)	$(152	) (j)	$(487)
Total Global Partners LP equity	$413,717	$(18,353)		$395,364
Noncontrolling interest	$50,513	$1,363	(i)	$51,876
Total partners’ equity	$464,230	$(16,990)		$447,240
Total liabilities and partners’ equity	$2,364,641	$(157,372)		$2,207,269

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of income for the three and nine months ended September 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling $15.0 million (income) and $29.9 million (expense) for the three and nine months ended September 30, 2013 (see footnotes (a)(f)(g)) (in thousands, except per unit data):

	Three Months Ended September 30, 2013
	Previously Reported	Adjustments		Restated
Cost of sales	$4,337,146	$(21,813	) (a)(b)(f)(g)(h)	$4,315,333
Gross profit	$96,280	$21,813	(a)(b)(f)(g)(h)	$118,093
Selling, general and administrative expenses	$29,086	$(1,197	) (e)	$27,889
Amortization	$6,676	$(1,903	) (c)	$4,773
Total operating expenses	$82,475	$(3,100	) (c)(e)	$79,375
Operating income	$13,805	$24,913	(a)(b)(c)(e)(f)(g)(h)	$38,718
Interest expense	$(9,111)	$(1,744	) (e)	$(10,855)
Income before income taxes	$4,694	$23,169	(a)(b)(c)(e)(f)(g)(h)	$27,863
Net income	$1,967	$23,169	(a)(b)(c)(e)(f)(g)(h)	$25,136
Net loss attributable to noncontrolling interest	$1,440	$(761	) (i)	$679
Net income attributable to Global Partners LP	$3,407	$22,408		$25,815
General partner’s interest in net income, including incentive distribution rights	$(856)	$(186	) (j)	$(1,042)
Limited partners’ interest in net income	$2,551	$22,222		$24,773
Basic net income per limited partner unit	$0.09	$0.82		$0.91
Diluted net income per limited partner unit	$0.09	$0.82		$0.91

	Nine Months Ended September 30, 2013
	Previously Reported	Adjustments		Restated
Cost of sales	$14,504,383	$19,027	(a)(b)(f)(g)(h)	$14,523,410
Gross profit	$289,989	$(19,027	) (a)(b)(f)(g)(h)	$270,962
Selling, general and administrative expenses	$82,923	$(3,691	) (e)	$79,232
Amortization	$16,729	$(3,408	) (c)	$13,321
Total operating expenses	$237,072	$(7,099	) (c)(e)	$229,973
Operating income	$52,917	$(11,928	) (a)(b)(c)(e)(f)(g)(h)	$40,989
Interest expense	$(27,051)	$(5,062	) (e)	$(32,113)
Income before income taxes	$25,866	$(16,990	) (a)(b)(c)(e)(f)(g)(h)	$8,876
Net income	$25,014	$(16,990	) (a)(b)(c)(e)(f)(g)(h)	$8,024
Net loss attributable to noncontrolling interest	$1,912	$(1,363	) (i)	$549
Net income attributable to Global Partners LP	$26,926	$(18,353)		$8,573
General partner’s interest in net income, including incentive distribution rights	$(2,458)	$152	(j)	$(2,306)
Limited partners’ interest in net income	$24,468	$(18,201)		$6,267
Basic net income per limited partner unit	$0.89	$(0.66)		$0.23
Diluted net income per limited partner unit	$0.89	$(0.66)		$0.23

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of comprehensive income for the three and nine months ended September 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling $15.0 million (income) and $29.9 million (expense) for the three and nine months ended September 30, 2013 (see footnote (a)(f)(g)) (in thousands):

	Three Months Ended September 30, 2013
	Previously Reported	Adjustments	Restated
Net income	$1,967	$23,169	$25,136
Comprehensive income	$2,213	$23,169	$25,382
Comprehensive loss attributable to noncontrolling interest	$1,440	$(761)	$679
Comprehensive income (loss) attributable to Global Partners LP	$3,653	$22,408	$26,061

	Nine Months Ended September 30, 2013
	Previously Reported	Adjustments	Restated
Net income	$25,014	$ (16,990)	$8,024
Comprehensive income	$30,807	$ (16,990)	$13,817
Comprehensive loss attributable to noncontrolling interest	$1,912	$ (1,363)	$549
Comprehensive income attributable to Global Partners LP	$32,719	$ (18,353)	$14,366

The following is a summary of the adjustments to the Partnership’s previously issued unaudited consolidated statement of cash flows for the nine months ended September 30, 2013, the most significant of which relates to an aggregate of RIN adjustments totaling $29.9 million (expense) for the nine months ended September 30, 2013 (see footnote (a)(f)(g)) (in thousands):

	Previously Reported	Adjustments	Restated
Net income	$25,014	$(16,990)	$8,024
Depreciation and amortization	$58,942	$(3,408)	$55,534
Bad debt expense	$1,659	$1,371	$3,030
Accounts receivable	$(84,398)	$154,600	$70,202
Inventories	$232,577	$4,809	$237,386
Accounts payable	$7,241	$(154,600)	$(147,359)
Accrued expenses, all other current liabilities and other long-term liabilities	$(24,060)	$14,218	$(9,842)
Net cash provided by operating activities	254,112	—	254,112

(a)         To reduce previously reported inventory for the nine months ended September 30, 2013 by approximately $4.8 million (expense). The impact of adjusting previously reported RIN inventory in prior quarters resulted in a $9.0 million increase in net income for the three months ended September 30, 2013.

(b)         To reduce accrued liabilities related to the procurement of petroleum products by approximately $5.4 million (income) and $10.8 million (income) for the three and nine months ended September 30, 2013 for accruals determined to no longer be warranted at the end of the reporting period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Restatement (continued)

(c)          To correct the valuation of customer relationships and related amortization expense on such assets acquired in connection with the February 1, 2013 acquisition of a 60% membership interest in Basin Transload LLC.  Specifically, the reduction in the value of customer relationships reflects the reversal of a customer relationship that was determined to not meet the criteria of a capitalizable intangible asset and, separately, a reduction in the cash flow period for another customer relationship that should have been considered at the date of acquisition. The difference in the amortization expense for the three and nine months ended September 30, 2013 of $1.9 million and $3.4 million, respectively, reflects the reduction in the value of customer relationships acquired of $52.0 million and the reduction in the economic useful life of the remaining assets from five to two years.

(d)         To reduce accounts receivable by $154.6 million and accounts payable by $154.6 million which reflect the netting of positive and negative product exchange balances with the same counterparty which has a right of offset.

(e)          Other adjustments to operating expenses include an increase to the allowance for doubtful accounts of $547,000 and $1.4 million for the three and nine months ended September 30,2013, respectively and an income statement reclassification of amortization of deferred financing fees from selling, general and administrative expenses to interest expense of $1.7 million and $5.1 million for the three and nine months ended September 30, 2013, respectively.

(f)           To record the change in the RVO Deficiency of approximately $13.5 million (expense) and $22.6 million (expense) at the end of the reporting period for the three and nine months ended September 30, 2013, respectively.

(g)          To record the change in the liability related to the losses on RIN forward commitments of $19.5 million (income) and $2.6 million (expense) for the three and nine months ended September 30, 2013.

(h)         Other adjustments to costs of sales include a $1.3 million (income) and $0.0 million fair value of oil related forward fixed price contracts for the three and nine months ended September 30, 2013.

(i)             Represents impact of all adjustments to the net loss attributable to the non-controlling interest of $761,000 (expense) and $1.4 million (expense), respectively.

(j)            Represents impact of all adjustments to the General Partner’s interest in net income of $186,000 (income) and $152,000 (expense), respectively.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$2,003
Prepaid expenses	68
Property and equipment	29,112
Intangibles	26,162
Total identifiable assets purchased	57,345
Liabilities assumed:
Accounts payable	(1,326)
Total liabilities assumed	(1,326)
Net identifiable assets acquired	56,019
Noncontrolling interest	(51,000)
Goodwill	86,064
Net assets acquired	$91,083

The Partnership engaged a third-party valuation firm to assist in the valuation of the Partnership’s interest in Basin Transload’s property and equipment, intangible assets and noncontrolling interest.  During the quarter ended September 30, 2013, the Partnership recorded certain changes to the preliminary purchase accounting, primarily related to the values assigned to property and equipment, intangibles and the noncontrolling interest based on a preliminary valuation received from a third-party valuation firm.  The impact of these changes increased goodwill from $76.1 million at June 30, 2013 to $86.1 million at September 30, 2013.

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

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized over two years.  Amortization expense amounted to $3.0 million and $8.0 million for the three and nine months ended September 30, 2013, respectively.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2013 (10/1/13 – 12/31/13)	$2,978
2014	12,111
2015	2,969
Total	$18,058

The $86.1 million of goodwill was assigned to the Wholesale reporting unit.  The goodwill recognized is attributed to the unique origin of the acquired locations through which the Partnership’s customers can efficiently supply cost-competitive crude oil to destinations on the East and West Coasts.  The goodwill is deductible for income tax purposes.

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

Goodwill — The following table presents a summary roll forward of the Partnership’s goodwill at September 30, 2013 (in thousands):

	Goodwill at		Goodwill at
	December 31,	2013	September 30,
	2012	Additions	2013
Acquisition of Alliance (1)	$31,151	$—	$31,151
Acquisition of gasoline stations from Mutual Oil Company (1)	1,175	—	1,175
Acquisition of 60% interest in Basin Transload (2)	—	86,064	86,064
Total	$32,326	$86,064	$118,390

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

Note 4.                     Net Income Per Limited Partner Unit

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

At September 30, 2013 and December 31, 2012, common units outstanding as reported in the accompanying consolidated financial statements excluded 162,316 and 119,915 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Net Income Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per unit data):

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP	$25,815	$24,773	$1,042	$—	$6,893	$6,577	$316	$—

Declared distribution	$17,425	$16,459	$138	$828	$15,019	$14,607	$122	$290
Assumed allocation of undistributed net income	8,390	8,314	76	—	(8,126)	(8,030)	(96)	—
Assumed allocation of net income	$25,815	$24,773	$214	$828	$6,893	$6,577	$26	$290

Denominator:
Basic weighted average limited partner units outstanding		27,333				27,311
Dilutive effect of phantom units		—				174
Diluted weighted average limited partner units outstanding		27,333				27,485

Basic net income per limited partner unit		$0.91				$0.24
Diluted net income per limited partner unit (1)		$0.91				$0.24

(1)             Basic units were used to calculate diluted net income per limited partner unit for the three months ended September 30, 2013 as using the effects of the phantom units would have an anti-dilutive effect on income per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Net Income Per Limited Partner Unit (continued)

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (1)	$8,573	$6,267	$2,306	$—	$24,008	$23,275	$733	$—

Declared distribution	$51,196	$48,554	$407	$2,235	$43,786	$42,724	$358	$704
Adjustment to distribution in connection with the Alliance acquisition (2)	—	—	—	—	(1,929)	(1,929)	—	—
Adjusted declared distribution	51,196	48,554	407	2,235	41,857	40,795	358	704
Assumed allocation of undistributed net income	(42,623)	(42,287)	(336)	—	(17,849)	(17,520)	(329)	—
Assumed allocation of net income	$8,573	$6,267	$71	$2,235	$24,008	$23,275	$29	$704

Denominator:
Basic weighted average limited partner units outstanding		27,350				26,085
Dilutive effect of phantom units		243				173
Diluted weighted average limited partner units outstanding		27,593				26,258

Basic net income per limited partner unit		$0.23				$0.89
Diluted net income per limited partner unit		$0.23				$0.89

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Distillates: home heating oil, diesel and kerosene	$165,561	$235,029
Gasoline	82,061	144,269
Gasoline blendstocks	36,875	119,932
Renewable identification numbers (RINs)	5,854	19,384
Crude oil	60,837	80,273
Residual oil	36,649	29,150
Propane and other	2,411	—
Convenience store inventory	7,164	6,630
Total	$397,412	$634,667

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $49.2 million and $120.9 million at September 30, 2013 and December 31, 2012, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $40.4 million and $139.5 million at September 30, 2013 and December 31, 2012, respectively.  Exchange transactions are valued using current carrying costs.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 20, 2013, the Partnership entered into a Twelfth Amendment to the Credit Agreement which amended the Credit Agreement to modify a certain financial covenant.  While the Partnership would not have been in compliance with certain of the foregoing covenants at September 30, 2013 following the restatement of its unaudited consolidated financial statements, the Credit Agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Debt (continued)

entirety by a Second Amended and Restated Credit Agreement dated as of December 16 2013.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of the Partnership’s Available Cash (as defined in its partnership agreement).

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

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement.  These deferred financing fees are amortized over the life of the Credit Agreement. The Partnership capitalized deferred financing fees of $0.2 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$1,981,536	$2,570,580	$6,142,691	$6,465,950
Other oils and related products (2)	1,326,374	936,991	5,352,215	3,202,108
Total	$3,307,910	$3,507,571	$11,494,906	$9,668,058
Net product margin
Gasoline and gasoline blendstocks (1)	$21,854	$8,925	$4,786	$34,382
Other oils and related products (2)	42,213	25,994	115,766	68,449
Total (1)	$64,067	$34,919	$120,552	$102,831
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$870,689	$907,579	$2,449,400	$2,181,164
Station operations (3)	40,970	36,760	109,891	91,806
Total	$911,659	$944,339	$2,559,291	$2,272,970
Net product margin
Gasoline	$43,443	$33,556	$110,533	$89,284
Station operations (3)	21,287	18,673	59,062	48,367
Total	$64,730	$52,229	$169,595	$137,651
Commercial Segment:
Sales	$213,857	$165,284	$740,175	$567,710
Net product margin	$4,745	$4,779	$21,340	$14,158
Combined sales and net product margin:
Sales	$4,433,426	$4,617,194	$14,794,372	$12,508,738
Net product margin (1)(4)	$133,542	$91,927	$311,487	$254,640
Depreciation allocated to cost of sales	(15,449)	(9,307)	(40,525)	(26,026)
Combined gross profit (1)	$118,093	$82,620	$270,962	$228,614

(1)          Includes a $15.5 million decrease and a ($6.6 million) increase in the mark to market loss related to RIN forward commitments for the three and nine months ended September 30, 2013, respectively, and increases of $13.5 million and $22.6 million in the mark to market value of the RVO Deficiency for the three and nine months ended September 30, 2013, respectively (see Note 2).

(2)          Other oils and related products primarily consist of distillates, residual oil, crude oil and propane and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Combined gross profit (1)	$118,093	$82,620	$270,962	$228,614
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	27,889	22,709	79,232	66,502
Operating expenses	46,713	40,196	137,420	100,692
Amortization expense	4,773	1,511	13,321	5,373
Total operating costs and expenses	79,375	64,416	229,973	172,567
Operating income (1)	38,718	18,204	40,989	56,047
Interest expense	(10,855)	(10,633)	(32,113)	(31,811)
Income tax expense	(2,727)	(678)	(852)	(228)
Net income (1)	25,136	6,893	8,024	24,008
Net loss attributable to noncontrolling interest	679	—	549	—
Net income attributable to Global Partners LP (1)	$25,815	$6,893	$8,573	$24,008

(1)          Includes a $15.5 million decrease and a ($6.6 million) increase in the mark to market loss related to RIN forward commitments for the three and nine months ended September 30, 2013, respectively, and increases of $13.5 million and $22.6 million in the mark to market value of the RVO Deficiency for the three and nine months ended September 30, 2013, respectively (see Note 2).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Buildings and improvements	$592,285	$498,984
Land	287,592	289,903
Fixtures and equipment	18,222	14,554
Construction in process	90,633	17,809
Capitalized internal use software	5,847	5,847
Total property and equipment	994,579	827,097
Less accumulated depreciation	(156,155)	(114,775)
Total	$838,424	$712,322

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

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the obligation as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date, and records a liability representing the Partnership’s obligation to purchase RINs.  At September 30, 2013, the Partnership’s RVO Deficiency was($22.6 million).  The Partnership’s RVO Deficiency was immaterial at December 31, 2012.

The Partnership may enter into RIN forward commitments.  At September 30, 2013, a significant number of the forward sales contracts were fixed at a price below the RIN spot rate.  Accordingly, the Partnership has provided for the mark to market value of these firm non-cancellable forward commitments which amounted to approximately ($6.6 million) at September 30, 2013.  The mark to market loss related to RIN forward commitments was immaterial at December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14.              Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value as of September 30, 2013				Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$342,379	$—	$342,379	$—	$526,107	$—	$526,107	$—
Fair value of forward fixed price contracts	37,001	—	30,170	6,831	48,062	—	48,062	—
Swap agreements and options	139	134	5	—	179	54	125	—
Foreign currency derivatives	—	—	—	—	145	—	145	—
Interest rate cap	49	—	49	—	35	—	35	—
Broker margin deposits	40,694	40,694	—	—	54,726	54,726	—	—
Pension plan	17,885	17,885	—	—	17,158	17,158	—	—
Total	$438,147	$58,713	$372,603	$6,831	$646,412	$71,938	$574,474	$—

Liabilities:
Obligations on forward fixed price contracts	$(38,885)	$—	$(33,587)	$(5,298)	$(34,474)	$—	$(34,474)	$—
RIN forward commitments	(6,608)	—	(6,608)	—	—	—	—	—
Swap agreements and option contracts	(134)	(134)	—	—	(54)	(54)	—	—
Foreign currency derivatives	(58)	—	(58)	—	—	—	—	—
Interest rate collar and swap	(10,840)	—	(10,840)	—	(13,402)	—	(13,402)	—
Total liabilities	$(56,525)	$(134)	$(51,093)	$(5,298)	$(47,930)	$(54)	$(47,876)	$—

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

The fair value for the Partnership’s forward fixed price contracts related to crude oil are derived from a combination of quoted NYMEX market commodity prices as well as significant unobservable inputs (Level 3), including internally developed assumptions where there is little, if any, market activity.  The unobservable inputs used in the measurement of the Partnership’s forward fixed price contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 6.

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

Accounting Standards or Updates Not Yet Effective

The Partnership has evaluated the accounting guidance recently issued and has determined that these standards or updates will not have a material impact on its financial position, results of operations or cash flows.

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

•            Our net product margin from wholesale gasoline and gasoline blendstocks sales increased for the third quarter of 2013 compared to the same period in 2012 due to a reduction in the loss on RIN forward commitments offset by increased competition in gasoline and to a backward market in gasoline blendstocks for the three months ended September 30, 2013. The increase in the market value of the RVO Deficiency was offset by the timing of margin relating to our RIN transactional activity.  Our net product margin from wholesale gasoline and gasoline blendstocks decreased for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the effect of increases in the liability related to RIN forward commitments of $6.6 million and in the mark to market value of the RVO Deficiency of $22.6 million, resulting in a $29.2 million unfavorable impact for the nine months ended September 30, 2013.  In addition, during the first quarter of 2013, we experienced tighter product margins related to market conditions which negatively impacted our net product margin in wholesale gasoline and gasoline blendstocks sales for the first nine months of 2013.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Net income attributable to Global Partners LP (1)	$25,815		$6,893		$8,573		$24,008
Net income per diluted limited partner unit (2)	$0.91		$0.24		$0.23		$0.89
EBITDA (1)(3)	$58,458		$29,470		$92,537		$88,710
Distributable cash flow (1)(4)	$44,443		$14,954		$52,750		$48,701
Wholesale Segment:
Volume (gallons)	1,171,484		1,225,719		4,124,773		3,374,621
Sales
Gasoline and gasoline blendstocks	$1,981,536		$2,570,580		$6,142,691		$6,465,950
Other oils and related products (5)	1,326,374		936,991		5,352,215		3,202,108
Total	$3,307,910		$3,507,571		$11,494,906		$9,668,058
Net product margin
Gasoline and gasoline blendstocks (1)	$21,854		$8,925		$4,786		$34,382
Other oils and related products (5)	42,213		25,994		115,766		68,449
Total (1)	$64,067		$34,919		$120,552		$102,831
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	276,254		282,518		783,755		686,404
Sales
Gasoline	$870,689		$907,579		$2,449,400		$2,181,164
Station operations (6)	40,970		36,760		109,891		91,806
Total	$911,659		$944,339		$2,559,291		$2,272,970
Net product margin
Gasoline	$43,443		$33,556		$110,533		$89,284
Station operations (6)	21,287		18,673		59,062		48,367
Total	$64,730		$52,229		$169,595		$137,651
Commercial Segment:
Volume (gallons)	84,026		80,676		292,566		255,320
Sales	$213,857		$165,284		$740,175		$567,710
Net product margin	$4,745		$4,779		$21,340		$14,158
Combined sales and net product margin:
Sales	$4,433,426		$4,617,194		$14,794,372		$12,508,738
Net product margin (1)(7)	$133,542		$91,927		$311,487		$254,640
Depreciation allocated to cost of sales	(15,449)		(9,307)		(40,525)		(26,026)
Combined gross profit	$118,093		$82,620		$270,962		$228,614

Weather conditions:
Normal heating degree days	96		96		3,750		3,781
Actual heating degree days	85		72		3,617		2,996
Variance from normal heating degree days	(11%	)	(25%	)	(4%	)	(21%	)
Variance from prior period actual heating degree days	18%		64%		21%		(19%	)

(1)          Includes a $15.5 million decrease and a $6.6 million increase in the mark to market loss related to RIN forward commitments for the three and nine months ended September 30, 2013, respectively, and increases of $13.5 million and $22.6 million in the mark to market value of the RVO Deficiency for the three and nine months ended September 30, 2013, respectively (see Note 2 of Notes to Consolidated Financial Statements Consolidated Financial Statements).

(2)          See Note 4 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.

(3)          EBITDA is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

(4)          Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of distributable cash to the most directly comparable GAAP financial measures.

(5)          Other oils and related products primarily consist of distillates, residual oil, crude oil and propane and include the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3 of Notes to Consolidated Financial Statements).

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of net income to EBITDA:
Net income	$25,136	$6,893	$8,024	$24,008
Net loss attributable to noncontrolling interest	679	—	549	—
Net income attributable to Global Partners LP	25,815	6,893	8,573	24,008
Depreciation and amortization, excluding the impact of noncontrolling interest	19,061	11,266	50,999	32,663
Interest expense	10,855	10,633	32,113	31,811
Income tax expense	2,727	678	852	228
EBITDA	$58,458	$29,470	$92,537	$88,710

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(73,600)	$(26,600)	$254,112	$189,700
Net changes in operating assets and liabilities and certain non-cash items	119,537	44,759	(190,554)	(133,029)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,061)	—	(3,986)	—
Interest expense	10,855	10,633	32,113	31,811
Income tax expense	2,727	678	852	228
EBITDA	$58,458	$29,470	$92,537	$88,710

EBITDA was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $15.5 million, offset by an increase of $13.5 million in the mark to market value of the RVO Deficiency, resulting in a $2.0 million favorable impact for the three months ended September 30, 2013.  EBITDA was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $6.6 million and the mark to market value of the RVO Deficiency of $22.6 million, resulting in a $29.2 million unfavorable impact for the nine months ended September 30, 2013.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Reconciliation of net income to distributable cash flow:
Net income	$25,136	$6,893	$8,024	$24,008
Net loss attributable to noncontrolling interest	679	—	549	—
Net income attributable to Global Partners LP	25,815	6,893	8,573	24,008
Depreciation and amortization, excluding the impact of noncontrolling interest	19,061	11,266	50,999	32,663
Amortization of deferred financing fees	1,744	1,396	5,062	4,106
Amortization of senior notes discount	105	—	263	—
Amortization of routine bank refinancing fees	(985)	(960)	(2,955)	(2,878)
Maintenance capital expenditures	(1,297)	(3,641)	(9,192)	(9,198)
Distributable cash flow	$44,443	$14,954	$52,750	$48,701

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(73,600)	$(26,600)	$254,112	$189,700
Net changes in operating assets and liabilities and certain non-cash items	119,537	44,759	(190,554)	(133,029)
Amortization of deferred financing fees	1,744	1,396	5,062	4,106
Amortization of senior notes discount	105	—	263	—
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,061)	—	(3,986)	—
Amortization of routine bank refinancing fees	(985)	(960)	(2,955)	(2,878)
Maintenance capital expenditures	(1,297)	(3,641)	(9,192)	(9,198)
Distributable cash flow	$44,443	$14,954	$52,750	$48,701

Distributable cash flow was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $15.5 million, offset by an increase of $13.5 million in the mark to market value of the RVO Deficiency, resulting in a $2.0 million favorable impact for the three months ended September 30, 2013.  Distributable cash flow was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $6.6 million and the mark to market value of the RVO Deficiency of $22.6 million, resulting in a $29.2 million unfavorable impact for the nine months ended September 30, 2013.

Consolidated Results

Our total sales for the three months ended September 30, 2013 decreased by $0.2 billion, or 4%, to $4.4 billion compared to $4.6 billion for the same period in 2012, primarily due to a decrease in volume sold, largely in wholesale gasoline.  Our aggregate volume of product sold was approximately 1.5 billion gallons for the third quarter of 2013 compared to 1.6 billion gallons for the same period in 2012, a decrease of 57 million gallons, or 4%.  The decrease in volume sold includes decreases of 54 million gallons in our wholesale segment and 6 million gallons in our gasoline distribution business, offset by an increase of 3 million gallons in our commercial segment.  The decrease in our wholesale volume sold is primarily due to a lower gasoline volume attributable to increased competition, offset by increases in volume attributable our crude oil activities and to distillates.  Our gross profit for the third quarter of 2013 was $118.1 million, an increase of $35.5 million, or 43%, compared to $82.6 million for the third quarter of 2012, due primarily to (i) our gasoline distribution business as a result of declining prices during the third quarter of 2013, (ii) our wholesale distillates business due to favorable market conditions, (iii) an increase in our crude oil activities, including the February 2013 acquisitions of Basin Transload and Cascade Kelly and (iv) a reduction in the loss on RIN forward commitments.  The increase in our RVO Deficiency was offset by the timing of gross profit relating to our RIN transaction activity.  Despite the increase, our gross profit was negatively impacted during the third quarter of 2013 by a substantially backward market in wholesale gasoline blendstocks and by temporary supply dislocations in the crude oil market.  The increase in gross profit was also offset by an increase in depreciation, which is included in cost of sales, primarily related to our acquisitions of Basin Transload and Cascade Kelly.

Our total sales for the nine months ended September 30, 2013 increased by $2.3 billion, or 18%, to $14.8 billion compared to $12.5 billion for the same period in 2012, primarily due to an increase in volume sold.  Our aggregate volume of product sold was 5.2 billion gallons for first nine months of 2013 compared to 4.3 billion gallons for the same period in 2012, an increase of 884 million gallons, or 20%.  The increase in volume sold includes an increase of 750 million gallons in our wholesale segment attributable to increases in our crude oil activities and in distillates due to colder weather period over period, offset by a decrease in gasoline volume due to increased competition.  The number of actual heating degree days increased 21% to 3,617 for the first nine months of 2013 compared to 2,996 for the same period in 2012.  The increase in total volume also includes increases of 97 million gallons in our gasoline distribution business, primarily due to our supply and management agreement and unitary lease with Getty Realty and to the inclusion of the Alliance acquisition for nine months compared to seven months in 2012, and 37 million gallons in our commercial business due largely to an increase in bunkering activity.  Our gross profit for the first nine months of 2013 was $270.9 million, an increase of $42.3 million, or 19%, compared to $228.6 million for the same period in 2012, due primarily to an increase in (i) our crude oil activities, including the February 2013 acquisitions of Basin Transload and Cascade Kelly, (ii) our gasoline distribution business which includes the results of the Alliance acquisition for nine months compared to seven months in 2012, (iii) our wholesale distillates business due to favorable market conditions, and (iv) our commercial business due largely to an increase in bunkering activity.  Despite the increase, our gross profit was negatively impacted by 2013 events, including (i) increases of $6.6 million in the liability related to RIN forward commitments and $22.6 million in the mark to market value of the RVO Deficiency, resulting in a $29.2 million unfavorable impact for the nine months ended September 30, 2013, (ii) tighter product margins related to market conditions in wholesale gasoline and gasoline blendstocks during the first quarter, (iii) a substantially backward market in wholesale gasoline blendstocks during the third quarter, (iv) compressed margins in our gasoline distribution business due to rising gasoline prices for the first half of 2013 and (v) temporary supply dislocations in the crude oil market during 2013.  The increase in gross profit was also offset by an increase in depreciation, which is included in cost of sales, primarily related to our acquisitions of Basin Transload and Cascade Kelly.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion for the three months ended September 30, 2013 compared to $2.6 billion for the same period in 2012.  During the nine months ended September 30, 2013, sales from wholesale gasoline and gasoline blendstocks were $6.1 billion compared to $6.5 billion for the same period in 2012.  The decreases of $0.6 billion, or 23%, and $0.3 billion, or 5%, for the three and nine months ended September 30, 2013, respectively, were due primarily to decreases in volume sold.  Our net product margin from wholesale gasoline and gasoline blendstocks sales increased by $12.9 million to $21.9 million for the three months ended September 30, 2013 compared to $8.9 million for the same period in 2012 due primarily to a reduction in the loss on RIN forward commitments offset by increased competition in gasoline and to a backward market in gasoline blendstocks for the three months ended September 30, 2013.  The increase in our RVO Deficiency was offset by the timing of margin relating to our RIN transaction activity.

Our net product margin from wholesale gasoline and gasoline blendstocks sales decreased by $29.6 million to $4.8 million for the nine months ended September 30, 2013 compared to $34.4 million for the same period in 2012 due primarily to a negative impact of $29.2 million resulting from increases in the liability related to RIN forward commitments of $6.6 million and in the mark to market value of the RVO Deficiency of $22.6 million for the nine months ended September 30, 2013.  During the first quarter of 2013, we also experienced tighter product margins related to market conditions which negatively impacted our net product margin for the first nine months of 2013.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil, crude oil and propane) were $1.3 billion for the three months ended September 30, 2013 compared with $0.9 billion for the same period in 2012.  During the nine months ended September 30, 2013, sales from other oils and related products were $5.3 billion compared to $3.2 billion for the same period in 2012.  The increases of $0.4 million and $2.1 million for the three and nine months ended September 30, 2013, respectively, were primarily due to increases in our crude oil activities, including the acquisitions of Basin Transload and Cascade Kelly, and in distillates due to favorable market conditions and, for the first nine months of 2013, colder weather period over period.  Primarily for these same reasons, our net product margin increased by $16.2 million, or 62%, to $42.2 million for the third quarter of 2013 compared to $26.0 million for the third quarter of 2012 and by $47.3 million, or 69%, to $115.7 million for the first nine months of 2013 compared to $68.4 million for the first nine months of 2012.

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

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $41.0 million and $36.8 million for the three months ended September 30, 2013 and 2012, respectively, and $109.9 million and $91.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Our net product margin from station operations was $21.3 million and $18.7 million for the three months ended September 30, 2013 and 2012, respectively, and $59.1 million and $48.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases in revenues and net product margin for the nine months ended September 30, 2013 compared to the same period in 2012 were due primarily to including the results of the Alliance acquisition for nine months in 2013 versus seven months in 2012.

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

Selling, General and Administrative Expenses

SG&A expenses increased by $5.2 million, or 23%, to $27.9 million for the three months ended September 30, 2013 compared to $22.7 million for the same period in 2012.  The increase primarily includes increases of $2.9 million in professional fees and due diligence costs associated with the growth of our business, $0.7 million in incentive compensation, $0.6 million in overhead expenses, $0.5 million in bad debt expense, $0.2 million in bank and letter of credit fees primarily related to the increase in our crude oil activities and $0.3 million in other SG&A expenses.

SG&A expenses increased by $12.7 million, or 19%, to $79.2 million for the nine months ended September 30, 2013 compared to $66.5 million for the same period in 2012.  The increase includes increases of $6.9 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $4.0 million in overhead expenses, $2.3 million in bank and letter of credit fees primarily related to the increase in our crude oil activities, $2.7 million in bad debt expense, $1.3 million in costs related to our Basin Transload and Cascade Kelly facilities and $1.7 million in other SG&A expenses.  The increase in SG&A expenses for the first nine months of 2013 includes expenses related to our retail gasoline stations for a full nine months in 2013 versus seven months in 2012.  The increase in SG&A expenses was offset by decreases of $1.5 million in commissions related to certain gasoline station operators and $0.3 million in incentive compensation.  In addition, in the first nine months of 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.0 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

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

Amortization Expense

Amortization expense related to our intangible assets was $4.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $13.3 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases of $3.3 million and $7.9 million were primarily due to the intangible assets acquired in the Basin Transload acquisition.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $10.8 million and $10.6 million, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $32.1 million and $31.8 million, respectively.  The increases of $0.2 million and $0.3 million for the three and nine months ended September 30, 2013, respectively, were attributed to additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and our 2012 acquisition of Alliance and included increases of $0.3 million and

$0.9 million in amortization of deferred financing fees for the three and nine months ended September 30, 2013, respectively.

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

Net Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest of $0.7 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, represents Basin Transload’s 40% interest.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $212.4 million to $249.3 million at September 30, 2013 compared to $461.7 million at December 31, 2012, in part due to changes in accounts receivable, inventories, accounts payable, accrued liabilities for the RVO Deficiency of $22.6 million and the mark to market loss related to RIN forward commitments of $6.6 million and to the addition of the term loan.

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

Net cash provided by operating activities was $254.1 million for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $189.7 million for the nine months ended September 30, 2012, for a period-over-period increase in cash provided by operating activities of $64.4 million. The primary drivers of the increase include the following:

	Nine Months Ended		Period over
	September 30,		Period
	2013	2012	Change
Decrease in accounts receivable	$70,202	$(40,237)	$110,439
Decrease in inventories	$237,386	$81,839	$155,547
Decrease in accounts payable	$(147,359)	$91,708	$(239,067)
Decrease (increase) in the change in fair value of forward fixed price contracts	$15,472	$(25,450)	$40,922

For the nine months ended September 30, 2013, excluding the beginning account balances related to Basin Transload and Cascade Kelly as of their respective acquisition dates (see Note 3 of Notes to Consolidated Financial Statements), the decreases in accounts receivable and accounts payable were due primarily to the decrease in our positive and negative exchange balances, offset by an increase in our crude oil activities and to increased prices period over period.  The decrease in inventories was primarily due to carrying lower levels of inventory, partially offset by the increase in prices.  In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided funds.

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

Our credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, capital expenditure limits, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  On September 20, 2013, we entered into a Twelfth Amendment to Amended and Restated Credit Agreement which amended the credit agreement to modify a certain financial covenant.  While we would not have been in compliance with certain of the foregoing covenants at September 30, 2013 following the restatement of our unaudited consolidated financial statements, our credit agreement has been terminated, is of no force and effect as of the date of this filing on Form 10-Q/A and has been restated in its entirety by a Second Amended and Restated Credit Agreement dated as of December 16, 2013.  Our credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in our credit agreement).  In addition, our credit agreement limits distributions by us to our unitholders to the amount of our Available Cash (as defined in the partnership agreement).

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

Deferred Financing Fees

We incur bank fees related to our credit agreement.  These deferred financing fees are amortized over the life of our credit agreement.  We capitalized deferred financing fees of $0.2 million and $0 for the three months ended September 30, 2013 and 2012, respectively, and $5.3 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively.  Amortization expenses of approximately $1.7 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013.  In the originally filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, we disclosed that based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.  In conjunction with the filing of this amendment to that Form 10-Q and the restatement of our unaudited consolidated financial statements in that Form 10-Q, management with the participation of our principal executive officer and principal financial officer re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on this re-evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below) that gave rise to the restatement, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013.  Based on our internal review that identified corrections to our previously issued financial statements, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

As discussed in more detail in Note 2 to the unaudited consolidated financial statements in this Form 10-Q/A, in connection with the preparation of the financial statements for the year ended December 31, 2013, management concluded that we were not correctly accounting for RINs (Renewable Identification Numbers) and identified certain out of period adjustments with respect to accrued obligations affecting cost of goods sold specific to the procurement of petroleum products.  Management also concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability. We also identified other deficiencies in our financial statement close process, which when aggregated, represented  a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements. Therefore, management has determined that we did not maintain effective internal control over financial reporting as of September 30, 2013.

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

10.9	^	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 7, 2013)..

10.10		—

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

10.9	^	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 7, 2013)..

10.10		—

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