Form 10-Q
period 2014-03-31
GLOBAL PARTNERS LP
filed 2014-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
(Do not check if a smaller reporting company)

`Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of May 6, 2014.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,064	$9,217
Accounts receivable, net	644,244	686,392
Accounts receivable—affiliates	1,638	1,404
Inventories	460,478	572,806
Brokerage margin deposits	15,193	21,792
Fair value of forward fixed price contracts	80,488	46,007
Prepaid expenses and other current assets	48,325	36,693
Total current assets	1,263,430	1,374,311

Property and equipment, net	799,124	803,636
Intangible assets, net	63,241	67,769
Goodwill	154,078	154,078
Other assets	26,630	28,128
Total assets	$2,306,503	$2,427,922
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$599,043	$781,119
Working capital revolving credit facility—current portion	175,000	—
Line of credit	3,700	3,700
Environmental liabilities—current portion	3,360	3,377
Trustee taxes payable	80,917	80,216
Accrued expenses and other current liabilities	56,963	65,963
Obligations on forward fixed price contracts	89,930	38,197
Total current liabilities	1,008,913	972,572
Working capital revolving credit facility—less current portion	131,800	327,000
Revolving credit facility	434,700	434,700
Senior notes	148,373	148,268
Environmental liabilities—less current portion	37,252	37,762
Other long-term liabilities	42,000	44,440
Total liabilities	1,803,038	1,964,742
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,260,747 outstanding at March 31, 2014 and December 31, 2013)	466,440	426,785
General partner interest (0.83% interest with 230,303 equivalent units outstanding at March 31, 2014 and December 31, 2013)	198	(238)
Accumulated other comprehensive loss	(11,260)	(11,310)
Total Global Partners LP equity	455,378	415,237
Noncontrolling interest	48,087	47,943
Total partners’ equity	503,465	463,180
Total liabilities and partners’ equity	$2,306,503	$2,427,922

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$5,116,928	$5,589,190
Cost of sales	4,958,567	5,530,118
Gross profit	158,361	59,072

Costs and operating expenses:
Selling, general and administrative expenses	37,298	25,663
Operating expenses	47,952	43,340
Amortization expense	4,528	3,774
Total costs and operating expenses	89,778	72,777

Operating income (loss)	68,583	(13,705)

Interest expense	(11,107)	(10,486)

Income (loss) before income tax (expense) benefit	57,476	(24,191)

Income tax (expense) benefit	(322)	1,875

Net income (loss)	57,154	(22,316)

Net (income) loss attributable to noncontrolling interest	(144)	249

Net income (loss) attributable to Global Partners LP	57,010	(22,067)

Less: General partner’s interest in net income (loss), including incentive distribution rights	(1,508)	(500)

Limited partners’ interest in net income (loss)	$55,502	$(22,567)

Basic net income (loss) per limited partner unit	$2.04	$(0.83)

Diluted net income (loss) per limited partner unit	$2.03	$(0.83)

Basic weighted average limited partner units outstanding	27,261	27,323

Diluted weighted average limited partner units outstanding	27,296	27,323

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$57,154	$(22,316)
Other comprehensive income:
Change in fair value of cash flow hedges	659	1,473
Change in pension liability	(609)	766
Total other comprehensive income	50	2,239
Comprehensive income (loss)	57,204	(20,077)
Comprehensive (income) loss attributable to noncontrolling interest	(144)	249
Comprehensive income (loss) attributable to Global Partners LP	$57,060	$(19,828)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$57,154	$(22,316)
Adjustments to reconcile net income (loss) to net provided by in operating activities:
Depreciation and amortization	19,706	16,089
Amortization of deferred financing fees	1,283	1,571
Amortization of senior notes discount	105	53
Bad debt expense	250	1,953
Stock-based compensation expense	851	104
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	41,898	(145,293)
Accounts receivable – affiliate	(234)	(48)
Inventories	112,328	206,435
Broker margin deposits	6,599	26,297
Prepaid expenses, all other current assets and other assets	(11,416)	11,154
Accounts payable	(182,076)	185,103
Trustee taxes payable	701	(12,499)
Change in fair value of forward fixed price contracts	17,252	(671)
Accrued expenses, all other current liabilities and other long-term liabilities	(11,255)	14,846
Net cash provided by operating activities	53,146	282,778

Cash flows from investing activities
Acquisitions	—	(185,281)
Capital expenditures	(13,075)	(12,258)
Proceeds from sale of property and equipment	1,746	400
Net cash used in investing activities	(11,329)	(197,139)

Cash flows from financing activities
Payments on working capital revolving credit facility	(20,200)	(223,000)
Payments on revolving credit facility	—	(22,300)
Proceeds from issuance of term loan	—	115,000
Proceeds from senior notes, net of discount	—	67,900
Noncontrolling interest capital contribution	2,400	—
Distribution to noncontrolling interest	(2,400)	—
Distributions to partners	(17,770)	(16,278)
Net cash used in financing activities	(37,970)	(78,678)

Increase in cash and cash equivalents	3,847	6,961
Cash and cash equivalents at beginning of period	9,217	5,977
Cash and cash equivalents at end of period	$13,064	$12,938

Supplemental information
Cash paid during the period for interest	$9,587	$8,176

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2013	$426,785	$(238)	$(11,310)	$47,943	$463,180
Net income	55,502	1,508	—	144	57,154
Noncontrolling interest capital contribution	—	—	—	2,400	2,400
Distribution to noncontrolling interest	—	—	—	(2,400)	(2,400)
Other comprehensive income	—	—	50	—	50
Stock-based compensation	851	—	—	—	851
Distributions to partners	(16,802)	(1,072)	—	—	(17,874)
Phantom unit dividends	104	—	—	—	104
Balance at March 31, 2014	$466,440	$198	$(11,260)	$48,087	$503,465

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of March 31, 2014, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC, Bursaw Oil LLC, GLP Finance Corp., Global Energy Marketing II LLC, Global CNG LLC and Cascade Kelly Holdings LLC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company.  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership also owns and controls transload terminals in North Dakota and Oregon that extend its origin-to- destination capabilities. The Partnership is a major multi-brand gasoline distributor and, as of March 31, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership receives revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  The Partnership is also a distributor of natural gas and propane.

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 2.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2014, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 11,559,252 common units, representing a 42.1% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the two months ended March 31, 2013 and of Cascade Kelly for the one and one-half months ended March 31, 2013 are included in the accompanying statements of operations for the three months ended March 31, 2013.  The Partnership consolidates the balance sheet and statement of operations of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

Due to the nature of the Partnership’s business and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline and gasoline blendstocks that the Partnership distributes.  Therefore, the Partnership’s volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in significant fluctuations in the Partnership’s quarterly operating results.

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

The Partnership acquired a 60% interest in Basin Transload on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheet and statement of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales and logistics revenue as a percentage of total sales for the periods presented:

	Three Months Ended March 31,
	2014	2013
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	55%	53%
Crude oil sales and logistics revenue	12%	18%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	33%	29%
Total	100%	100%

The Partnership had one significant customer, ExxonMobil Corporation (“ExxonMobil”) that accounted for approximately 14% of total sales for the three months ended March 31, 2014, and two significant customers, ExxonMobil and Phillips 66, that accounted for approximately 13% and 14%, respectively, of total sales for the three months ended March 31, 2013.

Note 2.                     Business Combinations

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

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from the Partnership’s third-party valuation firm.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the Wholesale reporting unit.

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized, based on the economic use of the asset, over two years which is consistent with the contractual period of the existing customers.  Amortization expense amounted to $2.7 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2014 (4/1/14-12/31/14)	$8,266
2015	2,869
Total	$11,135

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

Acquisition of Cascade Kelly Holdings LLC

On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership’s unsecured 8.00% senior notes due 2018 (see Note 6).  Cascade Kelly’s assets include a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.  Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Cascade Kelly subsequent to the acquisition date.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, if any, based upon on a valuation from the Partnership’s third-party valuation firm.  No intangible assets were identified.  Any excess purchase price over the fair value of the net tangible assets acquired was allocated to goodwill and assigned to the Wholesale reporting unit.

Supplemental Pro Forma Information

Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from January 1, 2013 to February 1, 2013, the acquisition date, and for Cascade Kelly from January 1, 2013 to February 15, 2013, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the three months ended March 31, 2013 is consistent with the amounts reported in the accompanying statement of operations for the three months ended March 31, 2013.

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2014 and December 31, 2013 excluded 169,816 common units held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income (Loss) Per Limited Partner Unit (continued)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (loss) attributable to Global Partners LP	$57,010	$55,502	$1,508	$—	$(22,067)	$(22,567)	$500	$—

Declared distribution	$18,323	$17,145	$143	$1,035	$16,796	$15,979	$134	$683
Assumed allocation of undistributed net income (loss)	38,687	38,357	330	—	(38,863)	(38,546)	(317)	—
Assumed allocation of net income (loss)	$57,010	$55,502	$473	$1,035	$(22,067)	$(22,567)	$(183)	$683

Denominator:
Basic weighted average limited partner units outstanding		27,261				27,323
Dilutive effect of phantom units		35				—
Diluted weighted average limited partner units outstanding		27,296				27,323

Basic net income (loss) per limited partner unit		$2.04				$(0.83)
Diluted net income (loss) per limited partner unit (1)		$2.03				$(0.83)

(1)          Basic units were used to calculate diluted net income per limited partner unit for the three months ended March 31, 2013, as using the effects of phantom units would have an anti-dilutive effect on income per limited partner unit.

On April 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit for the period from January 1, 2014 through March 31, 2014.  This declared cash distribution will result in an incentive distribution to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Inventories

Except for its convenience store inventory and its Renewable Identification Numbers (“RINs”) inventory, the Partnership hedges substantially all of its inventory, primarily through futures contracts.  These futures contracts are entered into when inventory is purchased and are designated as fair value hedges against the inventory on a specific barrel basis.  Changes in the fair value of these contracts, as well as the offsetting gain or loss on the hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory is valued using the lower of cost, as determined by specific identification, or market.  Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis.  Convenience store inventory and RIN inventory are carried at the lower of historical cost or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Distillates: home heating oil, diesel and kerosene	$163,547	$272,760
Gasoline	100,133	96,539
Gasoline blendstocks	93,352	54,076
Renewable identification numbers (RINs)	2,760	3,186
Crude oil	52,024	87,022
Residual oil	37,116	48,793
Propane and other	3,416	3,443
Convenience store inventory	8,130	6,987
Total	$460,478	$572,806

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $34.0 million and $48.2 million at March 31, 2014 and December 31, 2013, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $51.7 million and $46.7 million at March 31, 2014 and December 31, 2013, respectively.  Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at March 31, 2014:

	Units (1)	Unit of Measure
Futures Contracts
Long	12,756	Thousands of barrels
Short	(15,748)	Thousands of barrels

Natural Gas Contracts
Long	4,537	Thousands of decatherms
Short	(4,537)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$16.7	Millions of Canadian dollars
	$15.1	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.1053 to USD $1.00.

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

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at March 31, 2014 and December 31, 2013.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income on
		Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives in Fair Value	Recognized in	March 31,
Hedging Relationships	Income on Derivatives	2014	2013

Futures contracts	Cost of sales	$16,373	$(10,384)

		Amount of Gain (Loss)
		Recognized in Income on
		Hedged Items
	Location of Gain (Loss)	Three Months Ended
Hedged Items in Fair Value	Recognized in Income	March 31,
Hedge Relationships	on Hedged Item	2014	2013

Inventories	Cost of sales	$(16,209)	$10,396

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

		March 31,	December 31,
Derivatives Designated as		2014	2013
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap	Other assets	$7	$25

Liability derivatives
Interest rate swaps	Other long-term liabilities	$8,785	$9,462

The following table presents the amount of net gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three months ended March 31, 2014 and 2013 (in thousands):

			Recognized in Income
	Amount of Gain (Loss)		on Derivatives
	Recognized in Other		(Ineffectiveness Portion
	Comprehensive Income		and Amount Excluded
	on Derivatives		from Effectiveness Testing)
	Three Months Ended		Three Months Ended
Derivatives in Cash Flow	March 31,	March 31,	March 31,	March 31,
Hedging Relationship	2014	2013	2014	2013

Interest rate collar	$—	$615	$—	$—
Interest rate swaps	677	863	—	—
Interest rate cap	(18)	(5)	—	—
Total	$659	$1,473	$—	$—

Ineffectiveness related to the interest rate swaps, collar and cap is recognized as interest expense and was immaterial for the three months ended March 31, 2014 and 2013.  There were no amounts reclassified into earnings for the three months ended March 31, 2014 and 2013 under these instruments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

While the Partnership seeks to maintain a position that is substantially balanced within its product purchase activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions.  In connection with managing these positions, maintaining a constant presence in the marketplace, and managing the futures market outlook for future anticipated inventories, which are necessary for its business, the Partnership engages in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.  Any derivatives not involved in a direct hedging activity are marked to market and recognized in the consolidated statement of operations through cost of sales.

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

During the three months ended March 31, 2014 and 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases.  These forward contracts are not designated and are reflected in the consolidated balance sheets.  Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership uses future contracts to economically hedge forward purchase and sale contracts for which the Partnership does not take the normal purchase and sale exemption.  Additionally, these futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at March 31, 2014 and December 31, 2013.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

			March 31,	December 31,
		Balance Sheet	2014	2013
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$67,354	$14,119
	Distillates	(1)	525	2,232
	Residual Oil	(1)	47	34
	Crude Oil	(1)	8,969	13,693
Total forward purchase commitments			76,895	30,078

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	672	1,486
	Distillates	(1)	391	797
	Residual Oil	(1)	—	655
	Crude Oil	(1)	1,166	383
	Natural Gas	(1)	1,364	12,608
Total forward sales commitments			3,593	15,929
Total fair value of forward fixed price contracts			$80,488	$46,007

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(2)	$1,950	$3,625
	Distillates	(2)	734	1,396
	Residual Oil	(2)	—	990
	Crude Oil	(2)	6,134	2,122
	Natural Gas	(2)	1,353	12,485
Total forward purchase commitments			10,171	20,618

Forward sales commitments	Gasoline and Gasoline Blendstocks	(2)	71,577	10,709
	Distillates	(2)	452	3,809
	Residual Oil	(2)	539	—
	Crude Oil	(2)	7,191	3,061
Total forward sales commitments			79,759	17,579
Total obligations on forward fixed price contracts and other derivatives			89,930	38,197

Foreign currency forward contract	Foreign Denominated Sales	(3)	74	16
Total liability derivatives			$90,004	$38,213

(1)          Fair value of forward fixed price contracts

(2)          Obligations on forward fixed price contracts

(3)          Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a fair value hedging relationship or in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Three Months Ended
Derivatives Not Designated as	Recognized in	March 31,	March 31,
Hedging Instruments	Income on Derivatives	2014	2013

Product contracts	Cost of sales	$15,543	$666
Foreign currency contracts	Cost of sales	(57)	(321)
Total		$15,486	$345

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

Note 6.                     Debt

Credit Agreement

On December 16, 2013, the Partnership entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which increased the total commitments available under the Credit Agreement to $1.625 billion from $1.615 billion under the prior credit agreement.  The Credit Agreement will mature on April 30, 2018.

As of March 31, 2014, there were two facilities under the Credit Agreement:

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

Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Credit Agreement, borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under the borrowing base may be affected by events beyond the Partnership’s control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Commencing December 16, 2013, borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement).  From January 1, 2013 through December 15, 2013, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the prior credit agreement).

Commencing December 16, 2013, borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.25% to 3.25%, (2) the cost of funds rate plus 2.25% to 3.25%, or (3) the base rate plus 1.25% to 2.25%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).  From January 1, 2013 through December 15, 2013, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the prior credit agreement).

The average interest rates for the Credit Agreement were 3.6% and 4.0% for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the Partnership had a two interest rate swaps and an interest rate cap, all of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $131.8 million and $327.0 million at March 31, 2014 and December 31, 2013, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  At March 31, 2014 and December 31, 2013, the current portion of the working capital revolving credit facility was $175.0 million and $0, respectively, representing the amount the Partnership expects to pay down during the course of the year.  Due to unexpected excess cash received as of March 31, 2014, the Partnership paid down a portion of the working capital revolving credit facility that was previously classified as long term at December 31, 2013.

As of March 31, 2014, the Partnership had total borrowings outstanding under the Credit Agreement of $741.5 million, including $434.7 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $280.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $602.7 million and $479.9 million at March 31, 2014 and December 31, 2013, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiary, Bursaw Oil LLC.  The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2014.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

8.00% Senior Notes

On February 14, 2013, the Partnership entered into a Note Purchase Agreement (the “February Purchase Agreement”) with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by the Partnership to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.00% Senior Notes due 2018 (the “8.00% Notes”).  The 8.00% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

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

The 8.00% Notes were issued pursuant to an indenture dated as of February 14, 2013 (as amended or supplemented, the “February Indenture”) among the Partnership, its subsidiary guarantors and FS Energy.  The 8.00% Notes will mature on February 14, 2018.  Interest on the 8.00% Notes accrued from February 14, 2013 and is paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

On December 20, 2013, the Partnership, its subsidiary guarantors and FS Energy entered into a Second Supplemental Indenture, which is supplemental to the February Indenture (the “Second Supplemental Indenture”).  The Second Supplemental Indenture (i) adds Global CNG LLC as a guarantor, (ii) increases the amount of Equity Interests (as defined in the February Indenture) of the Partnership or any Restricted Subsidiary (as defined in the February Indenture) of the Partnership that the Partnership and the Restricted Subsidiaries may purchase, redeem or otherwise acquire in any calendar year from $5.0 million to $10.0 million, and (iii) allows the Partnership and its Restricted Subsidiaries to incur Indebtedness (as defined in the February Indenture) represented by Capital Lease Obligations (as defined in the February Indenture), mortgage financings or purchase money obligations incurred to finance construction or improvement of property, plant or equipment, up to the greater of $60.0 million or 5.5% of the Partnership’s Consolidated Net Tangible Assets (as defined in the February Indenture).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

The 8.00% Notes are guaranteed on a senior, unsecured basis by certain of the Partnership’s wholly-owned subsidiaries.  The February Indenture contains covenants that are no more restrictive to the Partnership in the aggregate than the terms, conditions, covenants and defaults contained in its Credit Agreement and will limit the Partnership’s ability to, among other things, incur additional indebtedness, make distributions to equity owners, make certain investments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.

7.75% Senior Notes

On December 23, 2013, the Partnership entered into a Note Purchase Agreement (the “December Purchase Agreement”) with FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non-Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P. as purchasers (the “Purchasers”), with respect to the issue and sale by the Partnership to the Purchasers of an aggregate principal amount of $80.0 million unsecured 7.75% Senior Notes due 2018 (the “7.75% Notes”).  The 7.75% Notes were issued in a private placement exempt from registration under the Securities Act and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

Closing of the offering occurred on December 23, 2013. The 7.75% Notes were sold to the Purchasers at their face amount, resulting in proceeds to the Partnership of $80.0 million.  Additionally, the Partnership separately paid fees and offering expenses.  The Partnership used a portion of the net proceeds from the offering to pay outstanding indebtedness and for general partnership purposes.

The 7.75% Notes were issued pursuant to an indenture dated as of December 23, 2013 (the “December Indenture”) among the Partnership, its subsidiary guarantors and the Purchasers.  The 7.75% Notes will mature on December 23, 2018.  Interest on the 7.75% Notes accrued from December 23, 2013.  Interest will be paid on the 7.75% Notes semi-annually on December 23 and June 23 of each year, beginning on June 23, 2014.

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

The 7.75% Notes are guaranteed on a senior, unsecured basis by certain of the Partnership’s wholly-owned subsidiaries.  The December Indenture contains covenants that are no more restrictive to the Partnership in the aggregate than the terms, conditions, covenants and defaults contained in its Credit Agreement and will limit the Partnership’s ability to, among other things, incur additional indebtedness, make distributions to equity owners, make certain investments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $3.7 million at March 31, 2014 and December 31, 2013.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership did not capitalize additional financing fees for the three months ended March 31, 2014.  Amortization expenses of approximately $1.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015 with annual renewal options thereafter, is accounted for as an operating lease.  After July 31, 2015, the agreement continues for successive one year terms unless either party gives notice to terminate at least 90 days prior to the expiration of the then current term.  The expenses under this agreement totaled approximately $2.3 million for each of the three months ended March 31, 2014 and 2013.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended March 31, 2014 and 2013.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance Energy LLC (“Alliance”), the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of March 31, 2014, no such notice of termination was given by either party.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings LLC (“AE Holdings”) entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of March 31, 2014, no such notice of termination was given by AE Holdings.

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $22.1 million and $13.8 million for the three months ended March 31, 2014 and 2013, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions (continued)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2014	2013
Receivables from GPC	$438	$436
Receivables from the General Partner (1)	1,200	968
Total	$1,638	$1,404

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

The Partnership paid the following cash distribution during 2014 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/14 (1)	$0.6125	$16,802	$140	$932	$17,874

(1)          This distribution of $0.6125 per unit resulted in the Partnership exceeding its second target level distribution for the fourth quarter of 2013.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) for the period from January 1, 2014 through March 31, 2014.  On May 15, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 6, 2014.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended March 31, 2014.

Note 9.                     Segment Reporting

The Partnership engages in the distribution of refined petroleum products, renewable fuels, crude oil natural gas and propane.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products.  The Partnership’s operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) and include Wholesale, Gasoline Distribution and Station Operations (“GDSO”) and Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three months ended March 31, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the Wholesale reporting segment, the Partnership sells unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels.  The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  The Partnership also sells and transports crude oil to refiners.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East Coast and West Coast in barges.  Additionally, ethanol is shipped primarily by rail and by barge.  The results of Basin Transload and Cascade Kelly, both acquired in February 2013 (see Note 2), are included in the Wholesale segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

In the GDSO reporting segment, the Partnership sells branded and unbranded gasoline to gasoline stations and other sub-jobbers.  This segment also includes gasoline, convenience store, car wash and other ancillary sales at the Partnership’s directly operated stores, as well as rental income from dealer leased or commission agent leased gasoline stations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Wholesale Segment (1):
Sales
Gasoline and gasoline blendstocks	$1,994,556	$2,201,469
Crude oil (2)	591,229	983,965
Other oils and related products (3)	1,412,771	1,332,554
Total	$3,998,556	$4,517,988
Product margin
Gasoline and gasoline blendstocks (4)	$49,663	$(29,426)
Crude oil (2)	23,490	26,168
Other oils and related products (3)	34,616	17,658
Total (4)	$107,769	$14,400
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$768,904	$745,590
Station operations (5)	33,972	31,608
Total	$802,876	$777,198
Product margin
Gasoline	$33,280	$28,193
Station operations (5)	19,134	17,836
Total	$52,414	$46,029
Commercial Segment:
Sales	$315,496	$294,004
Product margin	$12,329	$10,425
Combined sales and product margin:
Sales	$5,116,928	$5,589,190
Product margin (4)(6)	$172,512	$70,854
Depreciation allocated to cost of sales	(14,151)	(11,782)
Combined gross profit (4)	$158,361	$59,072

(1)         Segment reporting results for the prior period have been reclassified to conform to the Partnership’s current presentation.

(2)         Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the quarter ended March 31, 2013, the above results are not directly comparable for periods prior to February 2013.

(3)         Other oils and related products primarily consist of distillates, residual oil and propane.

(4)         As of March 31, 2014, the mark to market loss related to RIN forward commitments was $0.1 million and the mark to market value of a Renewable Volume Obligation (“RVO”) deficiency was $3.9 million.  As of March 31, 2013, the mark to market loss related to RIN forward commitments was $32.7 million and the mark to market value of a RVO deficiency was $2.6 million.

(5)         Station operations primarily consist of convenience store sales at the Partnership’s directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Combined gross profit (1)	$158,361	$59,072
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	37,298	25,663
Operating expenses	47,952	43,340
Amortization expense	4,528	3,774
Total operating costs and expenses	89,778	72,777
Operating income (loss)	68,583	(13,705)
Interest expense	(11,107)	(10,486)
Income tax (expense) benefit	(322)	1,875
Net income (loss) (1)	57,154	(22,316)
Net (income) loss attributable to noncontrolling interest	(144)	249
Net income (loss) attributable to Global Partners LP (1)	$57,010	$(22,067)

(1)          As of March 31, 2014, the mark to market loss related to RIN forward commitments was $0.1 million and the mark to market value of a RVO deficiency was $3.9 million.  As of March 31, 2013, the mark to market loss related to RIN forward commitments was $32.7 million and the mark to market value of a RVO deficiency was $2.6 million.

The Partnership’s foreign sales were immaterial for the three months ended March 31, 2014 and 2013.  The Partnership has no foreign assets.

Segment Assets

In connection with its acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload in February 2013, the Partnership acquired assets, including goodwill, of approximately $240.5 million, of which approximately $90.0 million of property and equipment has primarily been allocated to the Wholesale segment as of the respective acquisition dates.  The Partnership acquired retail gasoline stations from Alliance in March 2012 and ExxonMobil in September 2010 which have been allocated to the GDSO segment.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2014 and December 31, 2013 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
March 31, 2014	$79,589	$—	$496,310	$1,730,604	$2,306,503
December 31, 3013	$83,208	$—	$499,966	$1,844,748	$2,427,922

(1)          Includes 40% owned by the noncontrolling interest at Basin Transload.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31	December 31,
	2014	2013
Buildings and improvements	$601,727	$601,900
Land	285,971	287,044
Fixtures and equipment	20,961	19,890
Construction in process	67,206	59,277
Capitalized internal use software	5,847	5,847
Total property and equipment	981,712	973,958
Less accumulated depreciation	(182,588)	(170,322)
Total	$799,124	$803,636

At March 31, 2014, construction in process includes $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly.  Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational by 2016; therefore, as of March 31, 2014, the fair value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2014 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	March 31,
Environmental Liability Related to:	2013	2014	2014	Adjustments	2014
ExxonMobil Gasoline Stations	$24,745	$(148)	$(159)	$(206)	$24,232
Alliance Gasoline Stations	13,921	(44)	—	48	13,925
Mutual Oil	625	—	—	—	625
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	301	(16)	—	—	285
Albany	47	(2)	—	—	45
Total environmental liabilities	$41,139	$(210)	$(159)	$(158)	$40,612

Current portion	$3,377				$3,360
Long-term portion	37,762				37,252
Total environmental liabilities	$41,139				$40,612

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligations through divestures of sites and the possibility of existing legal claims giving rise to additional claims.  Dispositions generally represent relief of legal obligations through the sale of the related property.  Other adjustments generally represent changes in estimates for existing obligations or obligations associated with new sites.  Therefore, although the Partnership believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  At March 31, 2014 and December 31, 2013, the Partnership recorded approximately $2.1 million in total asset retirement obligations which are included in other long-term liabilities in the accompanying balance sheets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

Renewable Identification Numbers (RINs)

A Renewable Identification Number (“RIN”) is a serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for a RVO is a calendar year, the settlement of the RVO can occur, under certain deferral elections, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the obligation as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date, and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $3.9 million and $13.1 million at March 31, 2014 and December 31, 2013, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  These contracts are valued at the end of each quarter based on the then RIN spot rate.  The Partnership accrued for losses of these firm non-cancellable commitments of approximately $0.1 million and $6.2 million at March 31, 2014 and December 31, 2013, respectively.

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

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above.  The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  The Partnership recorded compensation expense related to these awards of approximately $0.8 million for the three months ended March 31, 2014, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2014 was approximately $17.0 million and is expected to be recognized ratably over the remaining requisite service period.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 742,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 495,415 common units pursuant to the Repurchase Program for approximately $12.2 million, of which approximately $0 was purchased in 2014.

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2014 and December 31, 2013 excluded 169,816 common units held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of March 31, 2014				Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$248,918	$—	$248,918	$—	$452,302	$—	$452,302	$—
Fair value of forward fixed price contracts	80,488	—	70,353	10,135	46,007	—	31,931	14,076
Swap agreements and options	58	10	48	—	116	74	42	—
Interest rate cap	7	—	7	—	25	—	25	—
Broker margin deposits	15,193	15,193	—	—	21,792	21,792	—	—
Pension plan	17,666	17,666	—	—	18,267	18,267	—	—
Total	$362,330	$32,869	$319,326	$10,135	$538,509	$40,133	$484,300	$14,076

Liabilities:
Obligations on forward fixed price contracts	$(89,930)	$—	$(76,605)	$(13,325)	$(38,197)	$—	$(33,014)	$(5,183)
Mark to market loss related to RIN forward commitments	(122)	—	(122)	—	(6,166)	—	(6,166)	—
Swap agreements and option contracts	(10)	(10)	—	—	(108)	(74)	(34)	—
Foreign currency derivatives	(74)	—	(74)	—	(16)	—	(16)	—
Interest rate swaps	(8,785)	—	(8,785)	—	(9,462)	—	(9,462)	—
Total liabilities	$(98,921)	$(10)	$(85,586)	$(13,325)	$(53,949)	$(74)	$(48,692)	$(5,183)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate swaps and interest rate cap.  The fair value of the foreign currency derivatives and the mark to market loss related to RIN forward commitments are based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2014.

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

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at March 31, 2014:

Fair value at December 31, 2013	$8,894
Change in fair value recorded in Cost of Sales	(12,084)
Fair value at March 31, 2014	$(3,190)

The fair values of the Partnership’s pension plan assets at March 31, 2014 and December 31, 2013 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets.  The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of March 31, 2014 and December 31, 2013, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” recognition criteria in accordance with the accounting guidance regarding income taxes.  Based upon projections of future taxable income, the Partnership believes that the recorded deferred tax assets will be realized.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.              Legal Proceedings (continued)

Other

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by the Partnership’s subsidiary, Cascade Kelly Holdings LLC, which covers both the production of ethanol and transshipping of crude oil by the Partnership’s bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of the Partnership’s transloading operations.  The Partnership submitted a request for a hearing contesting the Modification, which allows the Existing Permit to remain in effect pending such appeal.  In addition, the Partnership received a Pre- Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that the Partnership is in violation of the Existing Permit and informing it that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that the Partnership may have received, and be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued the Partnership a civil penalty assessment (“CPA”) of $117,292.  The Partnership believes that it has meritorious defenses to the Modification, the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, the Partnership submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  The Partnership is working through the customary permitting process with ODEQ.  The draft of the New Permit is currently out for public notice and comment.  The Partnership anticipates that the New Permit will be issued in the second quarter of 2014.  The Partnership believes that the issuance of the New Permit will resolve ODEQ’s concerns regarding the Existing Permit as noted above.  It is possible, however, that the issuance of the New Permit may be delayed and that a significant delay may have a negative impact on the Partnership’s operations in Oregon.

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

Note 16.              Changes in Accumulated Other Comprehensive (Income) Loss

The following table presents the changes in accumulated other comprehensive (income) loss by component for the three months ended March 31, 2014 (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2013	$(454)	$(10,856)	$(11,310)
Other comprehensive (loss) income before reclassifications of gain (loss)	(481)	659	178
Amount of gain (loss) reclassified from accumulated other comprehensive income	(128)	—	(128)
Total comprehensive (loss) income	(609)	659	50
Balance at March 31, 2014	$(1,063)	$(10,197)	$(11,260)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.              New Accounting Standards

Accounting Standards or Updates Recently Adopted

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.”  ASU 2013-11 amends the presentation requirements of ASC 740, “Income Taxes,” and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets.  The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented.  The Partnership adopted this guidance on January 1, 2014 which did not have a material impact on the Partnership’s financial position, results of operations or cash flows as the Partnership’s current practice is consistent with this standard.

Accounting Standards or Updates Not Yet Effective

The Partnership has evaluated the accounting guidance recently issued and has determined that there are no other standards or updates that will not have a material impact on its financial position, results of operations or cash flows.

Note 18.              Subsequent Event

On April 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) for the period from January 1, 2014 through March 31, 2014.  On May 15, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business May 6, 2014.

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

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts.  We own and control transload terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We also own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are a major multi-brand gasoline distributor and, as of March 31, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We receive revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  We are also a distributor of natural gas and propane.

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies, and we sell these products in three reporting segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial which are discussed below.

Collectively, we sold approximately $5.1 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three months ended March 31, 2014.  In addition, we had other revenues of approximately $34.0 million for the three months ended March 31, 2014, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

Wholesale

This reportable segment includes sales of unbranded gasoline (including gasoline blendstocks such as ethanol and naphtha) and diesel to unbranded gasoline customers and other resellers of transportation fuels, home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors, and crude oil to refiners.  We also generate revenue through our logistics activities.

In February 2013, we acquired a 60% membership interest in Basin Transload, which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, and 100% of the membership interest in Cascade Kelly, which owns a West Coast crude oil transloading and ethanol manufacturing facility near Portland, Oregon.  In January 2013, we signed a five-year contract with Phillips 66 under which we use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region to Phillips 66’s Bayway, New Jersey refinery.

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

In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island, and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. (“AE Holdings”) which, on March 1, 2012, was 95% owned by members of the Slifka family.

On April 26, 2012, we entered into an agreement with Getty Realty Corp. (“Getty Realty”) to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey.  In November 2012, we signed a long-term lease agreement with Getty Realty which, as amended, enables us to supply gasoline to and operate gasoline stations for approximately 100 of those 200 sites, primarily in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County.  As of December 31, 2013, the supply and management agreement with respect to the remaining sites expired in accordance with the terms of the agreement.

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three months ended March 31, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

Products and Operational Structure

Our products primarily include gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane.  We sell gasoline to branded and unbranded gasoline stations and other resellers of transportation fuels, as well as to customers in the public sector.  The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.  We receive crude oil in the mid-continent region of the United States and Canada and aggregate crude oil by truck or pipeline in the mid-continent, transport it on land by train and ship it to refiners on the East and West Coasts in barges.  We sell residual oil to major housing units, such as public housing authorities, colleges and hospitals and large industrial facilities that use processed steam in their manufacturing processes.  In addition, we sell bunker fuel, which we can custom blend, to cruise ships, bulk carriers and fishing fleets.  We sell our natural gas to end users and our propane to home heating oil and propane retailers and wholesale distributors.

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

Generally, our wholesale customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or with which we have throughput or exchange arrangements.  Our crude oil is aggregated by truck or pipeline in the mid-continent, transported on land by train and shipped to refineries on the East and West Coasts in barges.  We arrange to have our ethanol shipped primarily by rail and by barge.  For our commercial customers, we generally arrange the delivery of the product to the customer’s designated location, typically hiring third-party common carriers to deliver the product.

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

•            We commit substantial resources to pursuing acquisitions, although there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses.  Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects.  We may be unable to execute such accretive transactions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors.  In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive.  If any of these events were to occur, our future growth and ability to increase distributions could be limited.  We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

•            We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell.  A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service.  In addition, accidents, labor disputes between the railroads and their employees and labor renegotiations, or a work stoppage at railroads could also disrupt rail service.  These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.  Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”), (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses, (7) net income per diluted limited partner unit and (8) degree day.

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

•            our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels, crude oil, natural gas and propane without regard to financing methods and capital structure; and

•            the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations used in our business.  Lease payments and storage expenses, maintenance and repair, utilities, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  These expenses remain relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

Three Months Ended March 31, 2014 and 2013

During the three months ended March 31, 2014 and 2013, we experienced the following:

•            Temperatures for the three months ended March 31, 2014 were 9% colder than normal and 11% colder than the same period in 2013 which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment.

•            Severe winter weather had both a positive and negative impact on our performance during the three months ended March 31, 2014.  In our crude oil-by- rail business, extreme cold and snow impacted rail traffic, increasing congestion and causing delays which reduced crude oil activity.  Those same weather conditions and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.

•           In our GDSO segment, rising gasoline prices typically compress our gasoline product margins and declining gasoline prices typically improve our gasoline product margins.  The extent of the impact on our product margins depends on the magnitude, duration and direction of the market.  Our gasoline product margins were negatively impacted during the first quarter of 2014 and 2013 due to rising gasoline prices.

•           For the three months ended March 31, 2014, our wholesale gasoline and gasoline blendstocks business included a decrease in a mark to market loss related to RIN forward commitments of $6.0 million and a decrease in a mark to market value of a RVO deficiency of $9.2 million.  The total decrease of $15.2 million was more than offset by the expense incurred to purchase RINS during the quarter to reduce these liabilities.  For the three months ended March 31, 2013, our wholesale gasoline and gasoline blendstocks business was negatively impacted by increases in a mark to market loss related to RIN forward commitments of $32.7 million and in a mark to market value of a RVO deficiency of $2.6 million.

•            Our product margins are affected by a variety of factors, including, but not limited to, changes in commodity prices, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality, supply, weather and logistics disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributable to Global Partners LP (1)	$57,010	$(22,067)
Net income (loss) per diluted limited partner unit (2)	$2.03	$(0.83)
EBITDA (1)(3)	$86,494	$1,516
Distributable cash flow (1)(4)	$69,520	$(10,679)

Wholesale Segment (5):
Volume (gallons)	1,433,421	1,578,469
Sales
Gasoline and gasoline blendstocks	$1,994,556	$2,201,469
Crude oil (6)	591,229	983,965
Other oils and related products (7)	1,412,771	1,332,554
Total	$3,998,556	$4,517,988
Product margin
Gasoline and gasoline blendstocks (1)	$49,663	$(29,426)
Crude oil (6)	23,490	26,168
Other oils and related products (7)	34,616	17,658
Total (1)	$107,769	$14,400
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	236,667	243,311
Sales
Gasoline	$768,904	$745,590
Station operations (8)	33,972	31,608
Total	$802,876	$777,198
Product margin
Gasoline	$33,280	$28,193
Station operations (8)	19,134	17,836
Total	$52,414	$46,029
Commercial Segment:
Volume (gallons)	116,265	114,235
Sales	$315,496	$294,004
Product margin	$12,329	$10,425
Combined sales and product margin:
Sales	$5,116,928	$5,589,190
Product margin (1)(9)	$172,512	$70,854
Depreciation allocated to cost of sales	(14,151)	(11,782)
Combined gross profit (1)	$158,361	$59,072

Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	3,129	2,811
Variance from normal heating degree days	9%	(2%)
Variance from prior period actual heating degree days	11%	22%

(1)          As of March 31, 2014, the mark to market loss related to RIN forward commitments was $0.1 million and the mark to market value of a RVO deficiency was $3.9 million.  As of March 31, 2013, the mark to market loss related to RIN forward commitments was $32.7 million and the mark to market value of a RVO deficiency was $2.6 million.

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

(5)          Segment reporting results for the prior period have been reclassified to conform to our current presentation.

(6)          Crude oil consists of our crude oil sales and revenue from our logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the quarter ended March 31, 2013, the above results are not directly comparable for periods prior to February 2013.

(7)          Other oils and related products primarily consist of distillates, residual oil and propane.

(8)          Station operations primarily consist of convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

(9)          Product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$57,154	$(22,316)
Net (income) loss attributable to noncontrolling interest	(144)	249
Net income attributable to Global Partners LP	57,010	(22,067)
Depreciation and amortization, excluding the impact of noncontrolling interest	18,072	14,972
Interest expense, excluding the impact of noncontrolling interest	11,090	10,486
Income tax expense (benefit)	322	(1,875)
EBITDA	$86,494	$1,516

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$53,146	$282,778
Net changes in operating assets and liabilities and certain non-cash items	23,714	(289,005)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,778)	(868)
Interest expense, excluding the impact of noncontrolling interest	11,090	10,486
Income tax expense (benefit)	322	(1,875)
EBITDA	$86,494	$1,516

For the three months ended March 31, 2013, EBITDA was adversely impacted by a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of a RVO deficiency.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$57,154	$(22,316)
Net (income) loss attributable to noncontrolling interest	(l44)	249
Net income attributable to Global Partners LP	57,010	(22,067)
Depreciation and amortization, excluding the impact of noncontrolling interest	18,072	14,972
Amortization of deferred financing fees	1,283	1,571
Amortization of senior notes discount	105	53
Amortization of routine bank refinancing fees	(1,001)	(985)
Maintenance capital expenditures	(5,949)	(4,223)
Distributable cash flow	$69,520	$(10,679)

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$53,146	$282,778
Net changes in operating assets and liabilities and certain non-cash items	23,714	(289,005)
Amortization of deferred financing fees	1,283	1,571
Amortization of senior notes discount	105	53
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,778)	(868)
Amortization of routine bank refinancing fees	(1,001)	(985)
Maintenance capital expenditures	(5,949)	(4,223)
Distributable cash flow	$69,520	$(10,679)

For the three months ended March 31, 2013, distributable cash flow was adversely impacted by a $32.7 million mark to market loss related to RIN forward commitments and a $2.6 million mark to market value of a RVO deficiency.

Consolidated Results

Our total sales for the three months ended March 31, 2014 decreased by $0.5 billion, or 8%, to $5.1 billion compared to $5.6 billion for the same period in 2013, primarily due to a decrease in volume sold.  Our aggregate volume of product sold was 1.8 billion gallons for the first quarter of 2014 compared to 1.9 billion gallons for the same period in 2013, a decrease of 0.1 billion gallons.  The decrease in volume sold includes decreases of 145 million gallons in our Wholesale segment, due primarily to decreases in our crude oil activities as a result, in part, of severe weather conditions, offset by increases in distillates and residual oil due to colder weather period over period.  The number of actual heating degree days increased by 11% to 3,129 for the first quarter of 2014 compared to 2,811 for the same period in 2013.  We also had a decrease in volume sold of 6 million gallons in our GDSO segment, offset by an increase of 2 million gallons in our Commercial segment.  Our gross profit for the first quarter of 2014 was $158.4 million, an increase of $99.3 million, or 168%, compared to $59.1 million for the first quarter of 2013, due primarily to (i) severe winter weather, including extreme cold and snow and resulting rail congestion, which contributed to very favorable market conditions for us in gasoline blendstocks in the first quarter of 2014, (ii) the negative impact during the first quarter of 2013 from increases in a mark to market loss related to RIN forward commitments of $32.7 million and in a mark to market value of a RVO deficiency of $2.6 million, (iii) colder weather period over period which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment, and (iv) improved GDSO product margins which were, however, negatively impacted by rising gasoline prices during the three months ended March 31, 2014 and 2013.  Our gross profit was negatively impacted due to extreme cold and snow which impacted rail traffic, increasing congestion and causing delays which reduced crude oil activity.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion for the three months ended March 31, 2014 compared to $2.2 billion for the same period in 2013.  The decrease of $0.2 billion, or 9%, was due to a decrease in volume sold.  Despite the decreases in sales and volume, our gasoline and gasoline blendstocks product margin increased by $79.1 million to $49.7 million for the three months ended March 31, 2014 compared to a negative product margin $29.4 million for the three months ended March 31, 2013.  The increase was primarily due to an increase in gasoline blendstocks.  During the first quarter of 2014, severe winter weather and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.  In addition, for the three months ended March 31, 2013, our gasoline and gasoline blendstocks product margin was negatively impacted by increases in a mark to market loss related to RIN forward commitments of $32.7 million and in a mark to market value of a RVO deficiency of $2.6 million.

Crude Oil.  Crude oil sales and logistics revenues were $0.6 billion for the three months ended March 31, 2014 compared to $1.0 billion for the same period in 2013.  The decrease of $0.4 billion, or 40%, was due to a decrease in volume sold.  Our product margin from crude oil decreased by $2.7 million to $23.5 million for the three months ended March 31, 2014 compared to $26.2 million for same period in 2013 due to extreme cold and snow which impacted rail traffic, increasing congestion and causing delays which reduced crude oil activity.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $1.4 billion for the three months ended March 31, 2014 compared with $1.3 billion for the same period in 2013.  The increase was primarily due to increases in distillates, residual oil and propane due to colder weather during the first quarter of 2014 compared to the same period in 2013.  Primarily for the same reason, our product margin increased by $16.9 million to $34.6 million for the three months ended March 31, 2014 compared to $17.7 million for the same period in 2013.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $768.9 million for the three months ended March 31, 2014 compared with $745.6 million for the three months ended March 31, 2013.  The increase of $23.3 million, or 3%, was due primarily to an increase in gasoline prices.  Our product margin from gasoline distribution increased by $5.1 million to $33.3 million for the three months ended March 31, 2014 compared to $28.2 million for the same period in 2013.  Our product margins from gasoline distribution for the three months ended March 31, 2014 and 2013 were negatively impacted due to rising gasoline prices.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $34.0 million and $31.6 million for the three months ended March 31, 2014 and 2013, respectively.  Our product margin from station operations was $19.1 million and $17.8 million for the three months ended March 31, 2014 and 2013, respectively.

Commercial Segment

Our commercial sales were $315.5 million and $294.0 million for the three months ended March 31, 2014 and 2013, respectively.  Our commercial product margins were $12.3 million and $10.4 million for the three months ended March 31, 2014 and 2013, respectively.  The increases of $21.5 million and $1.9 million in sales and product margin, respectively, were primarily due to colder weather period over period and to an increase in bunkering activity.  In our Commercial segment, residual oil accounted for approximately 46% of our total commercial volume sold for each of the three months ended March 31, 2014 and 2013.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $11.6 million, or 45%, to $37.3 million for the three months ended March 31, 2014 compared to $25.7 million for the same period in 2013.  The increase, which reflects expenses for a full first quarter of 2014 for Basin Transload and Cascade Kelly, includes increases of $8.5 million in incentive compensation, primarily accrued for in line with our performance, $2.7 million in professional fees, $1.8 million in overhead expenses, and $1.2 million in other SG&A expenses, offset by decreases of $1.7 million in bad debt expense and $0.9 million in bank fees.

Operating Expenses

Operating expenses increased by $4.6 million, or 11%, to $47.9 million for the three months ended March 31, 2014 compared to $43.3 million for the same period in 2013.  The increase was primarily due to increases of $2.7 million in costs related to the operations of our retail gasoline stations, including expenses associated with management of the Getty Realty locations, $2.0 million in costs associated with our crude oil operations, including a full quarter of results related to our 2013 acquisitions of Basin Transload and Cascade Kelly, $0.8 million in operating costs associated with our terminals in Albany, New York and $0.2 million in other operating expenses.  The increase in operating expenses was offset by a $1.1 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $11.1 million and $10.5 million, respectively.  The increase $0.6 million was primarily attributed to additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly.

Income Tax (Expense) Benefit

Income tax expense of $0.3 million and income tax benefit of $1.9 million for the three months ended March 31, 2014 and 2013, respectively, reflect the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net (Income) Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net (income) loss attributable to noncontrolling interest of approximately ($0.1 million) and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, represents Basin Transload’s 40% ownership of the net (income) loss reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $147.2 million to $254.5 million at March 31, 2014 compared to $401.7 million at December 31, 2013, in part due to changes in accounts receivable, inventories and accounts payable.  At March 31, 2014, working capital included an accrued liability for a mark to market value of a RVO deficiency of $3.9 million and a mark to market loss related to RIN forward commitments of $0.1 million.  At December 31, 2013, working capital included an accrued liability for a mark to market value of a RVO deficiency of $13.1 million and a mark to market loss related to RIN forward commitments of $6.2 million.

On February 14, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $17.9 million for the fourth quarter of 2013.  On April 23, 2014, the board of directors of our general partner declared a quarterly cash distribution of $0.6250 per unit ($2.50 per unit on an annualized basis) for the period from January 1, 2014 through March 31, 2014 to our common unitholders of record as of the close of business May 6, 2014.  We expect to pay the cash distribution of approximately $18.3 million on May 15, 2014.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2014 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$816,594	$20,168	$389,526	$406,900	$—
Term loan and senior notes obligation (2)	205,350	8,850	23,600	172,900	—
Operating lease obligations (3)	541,749	71,647	188,888	128,238	152,976
Capital lease obligations	782	132	352	298	—
Other long-term liabilities (4)	197,856	25,465	68,145	40,768	63,478
Total	$1,762,331	$126,262	$670,511	$749,104	$216,454

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2014 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)             Includes principal and interest on our 8.00% senior notes due February 2018 and our 7.75% senior notes due December 2018.  No principal payments are required prior to maturity.

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

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $5.9 million and $4.2 million in maintenance capital expenditures for the three months ended March 31, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, by example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $7.1 million and $81.1 million in expansion capital expenditures for the three months ended March 31, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Specifically, for the three months ended March 31, 2014, expansion capital expenditures included approximately $2.6 million in new site development, rebuilds, expansion and improvements at certain retail gasoline stations, $2.1 million in costs associated with our crude oil activities, $1.0 million in costs associated with our propane storage and distribution facility in Albany, New York and $1.4 million in other expansion capital expenditures including, in part, office and computer upgrades at various terminals.

For the three months ended March 31, 2013, expansion capital expenditures included approximately $73.1 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload.  In addition, we had $8.0 million in expansion capital expenditures consisting of $3.5 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, $2.3 million in site expansion and improvements at certain retail gasoline stations, $1.4 million in costs associated with our crude oil activities, $0.4 million for terminal equipment at our Albany terminal and $0.4 million in other expansion capital expenditures.  The $1.4 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build- out project to increase the rail receipt and throughput storage capacities of primarily crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal.

Certain of the $2.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statement of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests (see Note 1 for additional information on the noncontrolling interest).

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by operating activities	$53,146	$282,778
Net cash used in investing activities	$(11,329)	$(197,139)
Net cash used in financing activities	$(37,970)	$(78,678)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $53.1 million and $282.8 million for the three months ended March 31, 2014 and 2013, respectively, for a period-over-period decrease in cash provided by operating activities of $229.7 million.  The primary drivers of the decrease include the following:

	Three Months Ended		Period over
	March 31,		Period
	2014	2013	Change
Decrease (increase) in accounts receivable	$41,898	$(145,293)	$187,191
Decrease in inventories	$112,328	$206,435	$(94,107)
(Decrease) increase in accounts payable	$(182,076)	$185,103	$(367,179)
Decrease (increase) in the change in fair value of forward fixed price contracts	$17,252	$(671)	$17,923

For the three months ended March 31, 2014, the decreases in accounts receivable, inventories and accounts payable primarily reflect the change in activity as we exited the heating season.  The decreases in accounts payable and inventories were also due to carrying lower levels of inventory, in part as a result of extreme cold and snow which reduced crude oil activity.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided funds for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, the increases in accounts receivable and accounts payable were due primarily to an increase in our crude oil activities, including the February 2013 acquisitions of Basin Transload and Cascade Kelly.  The decrease in inventories was due to carrying lower levels of inventory.   In addition, due to market direction, the contracts supporting our forward fixed price hedge program required margin payments for the three months ended March 31, 2013.

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2014 and included $7.1 million in expansion capital expenditures and $5.9 million in maintenance capital expenditures, offset by $1.7 million in proceeds from the sale of property and equipment.

For the three months ended March 31, 2013, net cash used in investing activities was $197.1 million and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $8.0 million in expansion capital expenditures and $4.2 million in maintenance capital expenditures, offset by $0.4 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2014 and 2013.

Net cash used in financing activities was $38.0 million for the three months ended March 31, 2014 and included $20.2 million in net payments on our working capital revolving credit facility and $17.8 million in cash distributions to our common unitholders and our general partner.

For the three months ended March 31, 2013, net cash used in financing activities was $78.7 million and included $223.0 million payments on our working capital revolving credit facility, $22.3 million in payments on our revolving credit facility, and $16.3 million in cash distributions to our common unitholders and our general partner, offset by $115.0 million in borrowings under our term loan and $67.9 million in proceeds from our 8.00% senior notes.

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

As of March 31, 2014, there were two facilities under the credit agreement:

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

Commencing December 16, 2013, borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement).  From January 1, 2013 through December 15, 2013, borrowings under the working capital revolving credit facility bore interest at (1) the Eurodollar rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the prior credit agreement).

Commencing December 16, 2013, borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.25% to 3.25%, (2) the cost of funds rate plus 2.25% to 3.25%, or (3) the base rate plus 1.25% to 2.25%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).  From January 1, 2013 through December 15, 2013, borrowings under the revolving credit facility bore interest at (1) the Eurodollar rate plus 2.50% to 3.50%, (2) the cost of funds rate plus 2.50% to 3.50%, or (3) the base rate plus 1.50% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the prior credit agreement).

The average interest rates for the credit agreement were 3.6% and 4.0% for the three months ended March 31, 2014 and 2013, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of March 31, 2014, we had total borrowings outstanding under the credit agreement of $741.5 million, including $434.7 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $280.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $602.7 million and $479.9 million at March 31, 2014 and December 31, 2013, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2014.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

8.00% Senior Notes

On February 14, 2013, we entered into a Note Purchase Agreement (the “February Purchase Agreement”) with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by us to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.00% Senior Notes due 2018 (the “8.00% Notes”).  The 8.00% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

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

The 8.00% Notes were issued pursuant to an indenture dated as of February 14, 2013 (as amended or supplemented, the “February Indenture”) among us, our subsidiary guarantors and FS Energy.  The 8.00% Notes will mature on February 14, 2018.  Interest on the 8.00% Notes accrued from February 14, 2013 and is paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

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

On December 20, 2013, we, our subsidiary guarantors and FS Energy entered into a Second Supplemental Indenture, which is supplemental to the February Indenture (the “Second Supplemental Indenture”).  The Second Supplemental Indenture (i) adds Global CNG LLC as a guarantor, (ii) increases the amount of Equity Interests (as defined in the February Indenture) of us or any Restricted Subsidiary (as defined in the February Indenture) of us that we and the Restricted Subsidiaries may purchase, redeem or otherwise acquire in any calendar year from $5.0 million to $10.0 million, and (iii) allows us and our Restricted Subsidiaries to incur Indebtedness (as defined in the February Indenture) represented by Capital Lease Obligations (as defined in the February Indenture), mortgage financings or purchase money obligations incurred to finance construction or improvement of property, plant or equipment, up to the greater of $60.0 million or 5.5% of our Consolidated Net Tangible Assets (as defined in the February Indenture).

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

7.75% Senior Notes

On December 23, 2013, we entered into a Note Purchase Agreement (the “December Purchase Agreement”) with FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non-Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P. as purchasers (the “Purchasers”), with respect to the issue and sale by us to the Purchasers of an aggregate principal amount of $80.0 million unsecured 7.75% Senior Notes due 2018 (the “7.75% Notes”).  The 7.75% Notes were issued in a private placement exempt from registration under the Securities Act and have not been registered under the Securities Act or any state securities laws, and may not be offered or sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state laws.

Closing of the offering occurred on December 23, 2013.  The 7.75% Notes were sold to the Purchasers at their face amount, resulting in proceeds to us of $80.0 million.  Additionally, we separately paid fees and offering expenses.  We used a portion of the net proceeds from the offering to pay outstanding indebtedness and for general partnership purposes.

The 7.75% Notes were issued pursuant to an indenture dated as of December 23, 2013 (the “December Indenture”) among us, our subsidiary guarantors and the Purchasers.  The 7.75% Notes will mature on December 23, 2018.  Interest on the 7.75% Notes accrued from December 23, 2013.  Interest will be paid on the 7.75% Notes semi-annually on December 23 and June 23 of each year, beginning on June 23, 2014.

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

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $3.7 million at March 31, 2014 and December 31, 2013.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We did not capitalize additional financing fees for the three months ended March 31, 2014.  Amortization expenses of approximately $1.3 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

As of March 31, 2014, we had total borrowings outstanding under our credit agreement of $741.5 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

At March 31, 2014, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31, 2014	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$15,377	$(24,120)	$24,120
Swaps, options and other, net	19	(9,065)	7,305
	$15,396	$(33,185)	$31,425

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2014.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $15.2 million at March 31, 2014.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014.  Based on this evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014.  Based on our internal review, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

For the year ended December 31, 2013, management concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability.  We also identified other deficiencies in our financial statement close process, which when aggregated, represented  a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements.  Therefore, management has determined that we did not maintain effective internal control over financial reporting as of March 31, 2014.

In response, we have designed, substantially implemented and commenced evaluations of the following changes in our internal control over financial reporting:

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

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by our subsidiary, Cascade Kelly Holdings LLC, which covers both the production of ethanol and transshipping of crude oil by our bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of our transloading operations.  We submitted a request for a hearing contesting the Modification, which allows the Existing Permit to remain in effect pending such appeal.  In addition, we received a Pre-Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that we are in violation of the Existing Permit and informing us that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that we may have received, and be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued us a civil penalty assessment (“CPA”) of $117,292.  We believe that we have meritorious defenses to the Modification, the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, we submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  We are working through the customary permitting process with ODEQ.  The draft of the New Permit is currently out for public notice and comment.  We anticipate that the New Permit will be issued in the second quarter of 2014.  We believe that the issuance of the New Permit will resolve ODEQ’s concerns regarding the Existing Permit as noted above.  It is possible, however, that the issuance of the New Permit may be delayed and that a significant delay may have a negative impact on our operations in Oregon.

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

Item 1A.            Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

Item 6.                     Exhibits

2.1**	—

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

4.2*	—	Supplemental Indenture — Subsidiary Guarantee, dated as of March 5, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers and the Guarantors party thereto.

4.3	—

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

4.4	—

Second Supplemental Indenture, dated as of December 20, 2013, by and among Global Partners LP, GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 26, 2013).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2014		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

2.1**	—

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

4.2*	—	Supplemental Indenture — Subsidiary Guarantee, dated as of March 5, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers and the Guarantors party thereto.

4.3	—

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

4.4	—

Second Supplemental Indenture, dated as of December 20, 2013, by and among Global Partners LP, GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 26, 2013).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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