Form 10-Q
period 2014-06-30
GLOBAL PARTNERS LP
filed 2014-08-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
(Do not check if a smaller reporting company)

`Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The issuer had 27,430,563 common units outstanding as of August 5, 2014.

Item 1.         Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$16,744	$9,217
Accounts receivable, net	545,696	686,392
Accounts receivable—affiliates	1,939	1,404
Inventories	490,521	572,806
Brokerage margin deposits	20,175	21,792
Fair value of forward fixed price contracts	29,549	46,007
Prepaid expenses and other current assets	48,541	36,693
Total current assets	1,153,165	1,374,311
Property and equipment, net	811,308	803,636
Intangible assets, net	58,717	67,769
Goodwill	154,078	154,078
Other assets	30,614	28,128
Total assets	$2,207,882	$2,427,922
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$513,836	$781,119
Working capital revolving credit facility—current portion	175,000	—
Line of credit	3,700	3,700
Environmental liabilities—current portion	3,340	3,377
Trustee taxes payable	95,158	80,216
Accrued expenses and other current liabilities	54,950	65,963
Obligations on forward fixed price contracts	36,833	38,197
Total current liabilities	882,817	972,572
Working capital revolving credit facility—less current portion	132,000	327,000
Revolving credit facility	272,600	434,700
Senior notes	367,787	148,268
Environmental liabilities—less current portion	36,899	37,762
Other long-term liabilities	43,228	44,440
Total liabilities	1,735,331	1,964,742
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,215,947 outstanding at June 30, 2014 and 27,430,563 units issued and 27,260,747 outstanding at December 31, 2013)	434,675	426,785
General partner interest (0.83% interest with 230,303 equivalent units outstanding at June 30, 2014 and December 31, 2013)	53	(238)
Accumulated other comprehensive loss	(10,705)	(11,310)
Total Global Partners LP equity	424,023	415,237
Noncontrolling interest	48,528	47,943
Total partners’ equity	472,551	463,180
Total liabilities and partners’ equity	$2,207,882	$2,427,922

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$4,569,620	$4,771,756	$9,686,548	$10,360,946
Cost of sales	4,482,332	4,677,959	9,440,899	10,208,077
Gross profit	87,288	93,797	245,649	152,869

Costs and operating expenses:
Selling, general and administrative expenses	31,673	25,680	68,971	51,343
Operating expenses	51,029	47,367	98,981	90,707
Amortization expense	4,524	4,774	9,052	8,548
Total costs and operating expenses	87,226	77,821	177,004	150,598

Operating income	62	15,976	68,645	2,271

Interest expense	(12,246)	(10,772)	(23,353)	(21,258)

(Loss) income before income tax (expense) benefit	(12,184)	5,204	45,292	(18,987)

Income tax (expense) benefit	(94)	—	(416)	1,875

Net (loss) income	(12,278)	5,204	44,876	(17,112)

Net income attributable to noncontrolling interest	(441)	(379)	(585)	(130)

Net (loss) income attributable to Global Partners LP	(12,719)	4,825	44,291	(17,242)

Less: General partner’s interest in net (loss) income, including incentive distribution rights	1,033	764	2,541	1,264

Limited partners’ interest in net (loss) income	$(13,752)	$4,061	$41,750	$(18,506)

Basic net (loss) income per limited partner unit	$(0.50)	$0.15	$1.53	$(0.68)

Diluted net (loss) income per limited partner unit	$(0.50)	$0.15	$1.53	$(0.68)

Basic weighted average limited partner units outstanding	27,244	27,394	27,252	27,358

Diluted weighted average limited partner units outstanding	27,244	27,491	27,313	27,358

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	$(12,278)	$5,204	$44,876	$(17,112)
Other comprehensive income:
Change in fair value of cash flow hedges	212	2,049	871	3,522
Change in pension liability	343	1,259	(266)	2,025
Total other comprehensive income	555	3,308	605	5,547
Comprehensive (loss) income	(11,723)	8,512	45,481	(11,565)
Comprehensive income attributable to noncontrolling interest	(441)	(379)	(585)	(130)
Comprehensive (loss) income attributable to Global Partners LP	$(12,164)	$8,133	$44,896	$(11,695)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$44,876	$(17,112)
Adjustments to reconcile net income (loss) to net provided by in operating activities:
Depreciation and amortization	41,175	34,733
Amortization of deferred financing fees	2,567	3,318
Amortization of senior notes discount	210	158
Bad debt expense	356	2,392
Stock-based compensation expense	1,701	104
Write-off of financing fees	1,626	—
Disposition of property and equipment and other	1,060	(807)
Changes in operating assets and liabilities, exclusive of business combinations:
Accounts receivable	140,340	112,092
Accounts receivable – affiliate	(535)	(93)
Inventories	82,285	294,735
Broker margin deposits	1,617	32,772
Prepaid expenses, all other current assets and other assets	(17,876)	15,615
Accounts payable	(267,283)	(158,837)
Trustee taxes payable	14,942	(15,705)
Change in fair value of forward fixed price contracts	15,094	21,611
Accrued expenses, all other current liabilities and other long-term liabilities	(12,521)	2,736
Net cash provided by operating activities	49,634	327,712
Cash flows from investing activities
Acquisitions	—	(185,251)
Capital expenditures	(44,260)	(30,069)
Proceeds from sale of property and equipment	3,405	2,413
Net cash used in investing activities	(40,855)	(212,907)
Cash flows from financing activities
Payments on working capital revolving credit facility	(20,000)	(213,000)
Payments on revolving credit facility	(162,100)	(47,300)
Proceeds from issuance of term loan	—	115,000
Proceeds from senior notes, net of discount	258,903	67,900
Repayment of senior notes	(40,244)	—
Repurchase of common units	(1,824)	—
Repurchased units withheld for tax obligations	—	(2,086)
Noncontrolling interest capital contribution	4,200	1,425
Distribution to noncontrolling interest	(4,200)	—
Distributions to partners	(35,987)	(33,048)
Net cash used in financing activities	(1,252)	(111,109)

Increase in cash and cash equivalents	7,527	3,696
Cash and cash equivalents at beginning of period	9,217	5,977
Cash and cash equivalents at end of period	$16,744	$9,673

Supplemental information
Cash paid during the period for interest	$22,130	$15,544
Non-cash exchange of 6.25% senior notes due 2022	$110,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2013	$426,785	$(238)	$(11,310)	$47,943	$463,180
Net income	41,750	2,541	—	585	44,876
Noncontrolling interest capital contribution	—	—	—	4,200	4,200
Distribution to noncontrolling interest	—	—	—	(4,200)	(4,200)
Other comprehensive income	—	—	605	—	605
Stock-based compensation	1,701	—	—	—	1,701
Distributions to partners	(33,947)	(2,250)	—	—	(36,197)
Dividends on repurchased units	210	—	—	—	210
Repurchase of common units	(1,824)	—	—	—	(1,824)
Balance at June 30, 2014	$434,675	$53	$(10,705)	$48,528	$472,551

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of June 30, 2014, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC (“Alliance”), Bursaw Oil LLC, GLP Finance Corp. (“GLP Finance”), Global Energy Marketing II LLC, Global CNG LLC and Cascade Kelly Holdings LLC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company.  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership also owns and controls transload terminals in North Dakota and Oregon that extend its origin-to-destination capabilities. The Partnership is a major multi-brand gasoline distributor and, as of June 30, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership receives revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  The Partnership is also a distributor of natural gas and propane.

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 2.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of June 30, 2014, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 11,604,052 common units, representing a 42.3% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the five months ended June 30, 2013 and of Cascade Kelly for the four and one-half months ended June 30, 2013 are included in the accompanying statements of operations for the six months ended June 30, 2013.  The Partnership consolidates the balance sheet and statement of operations of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales and logistics revenue as a percentage of total sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	68%	59%	61%	56%
Crude oil sales and logistics revenue	14%	23%	13%	20%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	18%	18%	26%	24%
Total	100%	100%	100%	100%

The Partnership had one significant customer, ExxonMobil Corporation (“ExxonMobil”) that accounted for approximately 17% and 16% of total sales for the three and six months ended June 30, 2014, respectively.  The Partnership had two significant customers, ExxonMobil and Phillips 66, which accounted for approximately 14% and 16%, respectively, of total sales for the three months ended June 30, 2013 and approximately 14% and 15%, respectively, of total sales for the six months ended June 30, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized, based on the economic use of the asset, over two years which is consistent with the contractual period of the existing customers.  Amortization expense amounted to $2.8 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2014 (7/1/14-12/31/14)	$5,510
2015	2,869
Total	$8,379

Acquisition of Cascade Kelly Holdings LLC

On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility near Portland, Oregon.  The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership’s unsecured 8.0% senior notes due 2018 (see Note 6).  Cascade Kelly’s assets include a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.  Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

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

Supplemental Pro Forma Information

Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from January 1, 2013 to February 1, 2013, the acquisition date, and for Cascade Kelly from January 1, 2013 to February 15, 2013, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the six months ended June 30, 2013 is consistent with the amounts reported in the accompanying statement of operations for the six months ended June 30, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net (Loss) Income Per Limited Partner Unit (continued)

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2014 and December 31, 2013 excluded 214,616 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net (loss) income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net (loss) income attributable to Global Partners LP	$(12,719)	$(13,752)	$1,033	$—	$4,825	$4,061	$764	$—

Declared distribution	$18,772	$17,487	$146	$1,139	$16,975	$16,116	$135	$724
Assumed allocation of undistributed net (loss) income	(31,491)	(31,239)	(252)	—	(12,150)	(12,055)	(95)	—
Assumed allocation of net (loss) income	$(12,719)	$(13,752)	$(106)	$1,139	$4,825	$4,061	$40	$724

Denominator:
Basic weighted average limited partner units outstanding		27,244				27,394
Dilutive effect of phantom units		—				97
Diluted weighted average limited partner units outstanding		27,244				27,491

Basic net (loss) income per limited partner unit		$(0.50)				$0.15
Diluted net (loss) income per limited partner unit (1)		$(0.50)				$0.15

(1)          Basic units were used to calculate diluted net income per limited partner unit for the three months ended June 30, 2014, as using the effects of phantom units would have an anti-dilutive effect on income per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net (Loss) Income Per Limited Partner Unit (continued)

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income (loss) attributable to Global Partners LP	$44,291	$41,750	$2,541	$—	$(17,242)	$(18,506)	$1,264	$—

Declared distribution	$37,095	$34,632	$289	$2,174	$33,771	$32,095	$269	$1,407
Assumed allocation of undistributed net income (loss)	7,196	7,118	78	—	(51,013)	(50,601)	(412)	—
Assumed allocation of net income (loss)	$44,291	$41,750	$367	$2,174	$(17,242)	$(18,506)	$(143)	$1,407

Denominator:
Basic weighted average limited partner units outstanding		27,252				27,358
Dilutive effect of phantom units		61				—
Diluted weighted average limited partner units outstanding		27,313				27,358

Basic net income (loss) per limited partner unit		$1.53				$(0.68)
Diluted net income (loss) per limited partner unit (2)		$1.53				$(0.68)

(2)          Basic units were used to calculate diluted net income per limited partner unit for the six months ended June 30, 2013, as using the effects of phantom units would have an anti-dilutive effect on income per limited partner unit.

On April 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit for the period from January 1, 2014 through March 31, 2014.  On July 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6375 per unit for the period from April 1, 2014 through June 30, 2014.  These declared cash distributions result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs.  See Note 8, “Cash Distributions” for further information.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Distillates: home heating oil, diesel and kerosene	$174,961	$272,760
Gasoline	141,832	96,539
Gasoline blendstocks	76,419	54,076
Renewable identification numbers (RINs)	8,376	3,186
Crude oil	45,955	87,022
Residual oil	32,138	48,793
Propane and other	2,377	3,443
Convenience store inventory	8,463	6,987
Total	$490,521	$572,806

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $5.9 million and $48.2 million at June 30, 2014 and December 31, 2013, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $42.6 million and $46.7 million at June 30, 2014 and December 31, 2013, respectively.  Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at June 30, 2014:

	Units (1)	Unit of Measure
Futures Contracts
Long	14,925	Thousands of barrels
Short	(18,487)	Thousands of barrels

Natural Gas Contracts
Long	4,562	Thousands of decatherms
Short	(4,706)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$12.4	Millions of Canadian dollars
	$11.6	Millions of U.S. dollars

(1)          Number of open positions and gross notional amounts do not quantify risk or represent assets or liabilities of the Partnership, but are used in the calculation of daily cash settlements under the contracts.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.067 to USD $1.00.

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

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at June 30, 2014 and December 31, 2013.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives in Fair Value	Recognized in	June 30,		June 30,
Hedging Relationships	Income on Derivative	2014	2013	2014	2013

Futures contracts	Cost of sales	$6,207	$30,486	$22,580	$20,101

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
Hedged Items in Fair Value	Recognized in	June 30,		June 30,
Hedged Relationships	Income on Hedged Items	2014	2013	2014	2013

Inventories	Cost of sales	$(5,287)	$(29,974)	$(21,496)	$(19,578)

Cash Flow Hedges

The Partnership utilizes various interest rate derivative instruments to hedge variable interest rates on its debt.  These derivative instruments are designated as cash flow hedges of the underlying debt.  To the extent such hedges are effective, the changes in the fair value of the derivative instrument are reported as a component of other comprehensive income (loss) and reclassified into interest expense or interest income in the same period during which the hedged transaction affects earnings.

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

In the aggregate, these hedging instruments historically have hedged the variability in interest payments due to changes in the one-month LIBOR swap curve or rate with respect to $300.0 million of one-month LIBOR-based borrowings on the credit facility.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt is no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at June 30, 2014, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at June 30, 2014 and December 31, 2013 (in thousands):

		June 30,	December 31,
Derivatives Designated as		2014	2013
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap (1)	Other assets	$ N/A	$25

Liability derivatives
Interest rate swaps	Other long-term liabilities	$8,751	$9,462

The following table presents the amount of net gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of operations and partners’ equity for the three and six months ended June 30, 2014 and 2013 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
Cash Flow	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Hedging Relationship	2014	2013	2014	2013	2014	2013	2014	2013

Interest rate collar	$—	$611	$—	$—	$—	$1,226	$—	$—
Interest rate swaps	35	1,376	—	—	711	2,239	—	—
Interest rate cap (1)	177	62	—	—	160	57	—	—
Total	$212	$2,049	$—	$—	$871	$3,522	$—	$—

(1)   The interest rate cap agreement was de-designated as a cash flow hedge in June 2014.

Ineffectiveness related to the interest rate swaps, collar and cap is recognized as interest expense and was immaterial for the three and six months ended June 30, 2014 and 2013.  In June 2014, the Partnership elected to de-designate its interest rate cap and discontinued hedge accounting.  Except for the amortization of the prepaid interest rate caplets associated with the interest rate cap, totaling $177,000 and $160,000 for the three and six months ended June 30, 2014, respectively, there were no amounts reclassified into earnings for the three and six months ended June 30, 2014 and 2013 under these instruments.

As of June 30, 2014, the remaining unamortized prepaid interest rate caplets were $1.2 million and will be amortized over the remaining life of the interest rate cap which expires in April 2016.

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

During the three and six months ended June 30, 2014 and 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases.  These forward contracts are not designated and are reflected in the consolidated balance sheets.  Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership uses future contracts to economically hedge forward purchase and sale contracts for which the Partnership does not take the normal purchase and sale exemption.  Additionally, these futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at June 30, 2014 and December 31, 2013.  These contracts remain open until their contract end date.  The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at June 30, 2014 and December 31, 2013 (in thousands):

			June 30,	December 31,
		Balance Sheet	2014	2013
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$3,540	$14,119
	Distillates	(1)	5,307	2,232
	Residual Oil	(1)	—	34
	Crude Oil	(1)	11,079	13,693
Total forward purchase commitments			19,926	30,078

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	3,452	1,486
	Distillates	(1)	107	797
	Residual Oil	(1)	45	655
	Crude Oil	(1)	4,644	383
	Natural Gas	(1)	1,375	12,608
Total forward sales commitments			9,623	15,929
Total fair value of forward fixed price contracts			$29,549	$46,007

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(2)	$5,462	$3,625
	Distillates	(2)	3,849	1,396
	Residual Oil	(2)	—	990
	Crude Oil	(2)	5,477	2,122
	Natural Gas	(2)	1,388	12,485
Total forward purchase commitments			16,176	20,618

Forward sales commitments	Gasoline and Gasoline Blendstocks	(2)	5,457	10,709
	Distillates	(2)	1,822	3,809
	Crude Oil	(2)	13,378	3,061
Total forward sales commitments			20,657	17,579
Total obligations on forward fixed price contracts and other derivatives			36,833	38,197

Foreign currency forward contract	Foreign Denominated Sales	(3)	170	16
Total liability derivatives			$37,003	$38,213

(1)          Fair value of forward fixed price contracts

(2)          Obligations on forward fixed price contracts

(3)          Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a fair value hedging relationship or in a hedging relationship recognized in the Partnership’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Six Months Ended
Derivatives Not Designated as	Income on	June 30,	June 30,	June 30,	June 30,
Hedging Instruments	Derivatives	2014	2013	2014	2013

Product contracts	Cost of sales	$(12,055)	$2,981	$3,488	$3,647
Foreign currency contracts	Cost of sales	(97)	555	(154)	234
Total		$(12,152)	$3,536	$3,334	$3,881

The interest rate cap agreement was de-designated as a cash flow hedge in June 2014.  The amount of gain (loss) recognized in income was immaterial for the three and six months ended June 30, 2014.

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

As of June 30, 2014, there were two facilities under the Credit Agreement:

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.925 billion.  Any such request for an increase by the Partnership must be in a minimum amount of $25.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.625 billion.

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

The average interest rates for the Credit Agreement were 3.5% and 4.5% for the three months ended June 30, 2014 and 2013, respectively, and 3.6% and 4.3% for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $132.0 million and $327.0 million at June 30, 2014 and December 31, 2013, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  At June 30, 2014 and December 31, 2013, the current portion of the working capital revolving credit facility was $175.0 million and $0, respectively, representing the amount the Partnership expects to pay down during the course of the year.  Due to unexpected excess cash received during the six months ended June 30, 2014, the Partnership paid down a portion of the working capital revolving credit facility that was previously classified as long term at December 31, 2013.

As of June 30, 2014, the Partnership had total borrowings outstanding under the Credit Agreement of $579.6 million, including $272.6 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $170.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $874.6 million and $479.9 million at June 30, 2014 and December 31, 2013, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2014.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

8.0% Senior Notes

On February 14, 2013, the Partnership entered into a note purchase agreement with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by the Partnership to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.0% Senior Notes due 2018 (the “8.0% Notes”).  The 8.0% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act or any state securities laws.  Interest on the 8.0% Notes accrued from February 14, 2013 and was paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

Closing of the offering occurred on February 14, 2013.  The 8.0% Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to the Partnership of approximately $67.9 million.  Additionally, the Partnership separately paid fees and offering expenses.  The discount of $2.1 million at issuance was accreted as additional interest.  On February 15, 2013, the Partnership used the net proceeds from the offering, after paying fees and offering expenses, to finance a portion of its acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

7.75% Senior Notes

On December 23, 2013, the Partnership entered into a note purchase agreement with FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non-Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P. as purchasers (the “Purchasers”), with respect to the issue and sale by the Partnership to the Purchasers of an aggregate principal amount of $80.0 million unsecured 7.75% Senior Notes due 2018 (the “7.75% Notes”).  The 7.75% Notes were issued in a private placement exempt from registration under the Securities Act and were not registered under the Securities Act or any state securities laws.  Interest was paid on the 7.75% Notes semi-annually on December 23 and June 23 of each year, beginning on June 23, 2014.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Exchange Rights Agreements

On June 19, 2014, the Partnership and GLP Finance (the “Issuers”) entered into a letter agreement (the “Exchange Rights Agreements”) with each of FS Energy and certain funds managed by Kayne Anderson Capital Advisors, L.P. pursuant to which the parties agreed to modifications to or waivers of certain of the provisions of the indentures governing the 8.0% Senior Notes and the 7.75% Senior Notes (collectively, the “Existing HY Notes”) for purposes of effecting the repayment of the Existing HY Notes with a portion of the proceeds of the Issuers’ private placement of the 6.25% Notes (defined below) and the subsequent issuance of a portion of the 6.25% Notes to the holders of the Existing HY Notes.

6.25% Senior Notes

On June 19, 2014, the Issuers entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

The Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the subsidiary guarantors, on one hand, and the Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.  In addition, the Purchase Agreement required the execution of a registration rights agreement, described below, relating to the 6.25% Notes.

Closing of the offering occurred on June 24, 2014.  The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its revolving credit facility and to repurchase or exchange all of its $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows:  the principal amount of $70.0 million of the 8.0% Senior Notes and the principal amount of $80.0 million of the 7.75% Senior Notes, including premium payments but excluding accrued and unpaid interest.  Specifically, the Partnership paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes.  The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at June 30, 2014.

The Partnership accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, “Modification and Extinguishments,” as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms.  As a result of the $40.0 million extinguishment of the remaining principal debt, the Partnership incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for the three and six months ended June 30, 2014.

Additionally, as a result of the modification, the pro rata portion of the unamortized original issue discount and deferred financing fees associated with the Existing HY Notes remaining will be amortized over the term of the 6.25% Notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Indenture

In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas as trustee, entered into an indenture (the “Indenture”).

The 6.25% Notes mature on July 15, 2022 with interest accruing at a rate of 6.25% per annum and payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2015.  The 6.25% Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 6.25% Notes may declare the 6.25% Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Partnership, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 6.25% Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 6.25% Notes prior to July 15, 2017 at a redemption price (expressed as a percentage of principal amount) of 106.25% plus accrued and unpaid interest, if any.  The Issuers have the option to redeem the 6.25% Notes, in whole or in part, at any time on or after July 15, 2017, at the redemption prices of 104.688% for the twelve-month period beginning on July 15, 2017, 103.125% for the twelve-month period beginning July 15, 2018, 101.563% for the twelve-month period beginning July 15, 2019, and 100.0% beginning on July 15, 2020 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before July 15, 2017, the Issuers may redeem all or any part of the 6.25% Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the notes may require the Issuers to repurchase the 6.25% Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

The Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 6.25% Notes, (ii) breach of the Partnership’s covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes.  Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 6.25% Notes.  If the exchange offer is not completed on or before the 360th day after June 24, 2014, the annual interest rate borne by the 6.25% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $3.7 million at June 30, 2014 and December 31, 2013.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized additional financing fees of $5.8 million for the three and six months ended June 30, 2014 associated with the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022.  Amortization expenses of approximately $1.3 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015 with annual renewal options thereafter, is accounted for as an operating lease.  After July 31, 2015, the agreement continues for successive one year terms unless either party gives notice to terminate at least 90 days prior to the expiration of the then current term.  The expenses under this agreement totaled approximately $2.3 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended June 30, 2014 and 2013 and $48,000 for each of the six months ended June 30, 2014 and 2013.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance, the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of June 30, 2014, no such notice of termination was given by either party.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings LLC (“AE Holdings”) entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of June 30, 2014, no such notice of termination was given by AE Holdings.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions (continued)

The General Partner employs all of the Partnership’s employees, except for its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $14.2 million and $17.3 million for the three months ended June 30, 2014 and 2013, respectively, and $36.3 million and $31.1 million for the six months ended June 30, 2014 and 2013, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2014	2013
Receivables from GPC	$4	$436
Receivables from the General Partner (1)	1,935	968
Total	$1,939	$1,404

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.                     Cash Distributions (continued)

The Partnership paid the following cash distributions during 2014 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/14 (1)	$0.6125	$16,802	$140	$932	$17,874
05/15/14 (2)	0.6250	17,145	143	1,035	18,323

(1)          This distribution of $0.6125 per unit resulted in the Partnership exceeding its second target level distribution for the fourth quarter of 2013.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(2)          This distribution of $0.6250 per unit resulted in the Partnership exceeding its second target level distribution for the first quarter of 2014.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6375 per unit ($2.55 per unit on an annualized basis) for the period from April 1, 2014 through June 30, 2014.  On August 14, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 5, 2014.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended June 30, 2014.

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and six months ended June 30, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Wholesale Segment (1):
Sales
Gasoline and gasoline blendstocks	$2,153,729	$1,959,686	$4,148,285	$4,161,155
Crude oil (2)	643,040	1,053,389	1,234,269	2,037,354
Other oils and related products (3)	588,280	655,933	2,001,051	1,988,487
Total	$3,385,049	$3,669,008	$7,383,605	$8,186,996
Product margin
Gasoline and gasoline blendstocks	$(4,074)	$12,358	$45,589	$(17,068)
Crude oil (2)	30,096	19,714	53,586	45,882
Other oils and related products (3)	8,527	10,013	43,143	27,671
Total (4)	$34,549	$42,085	$142,318	$56,485
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$892,202	$833,121	$1,661,106	$1,578,711
Station operations (5)	43,192	37,313	77,164	68,921
Total	$935,394	$870,434	$1,738,270	$1,647,632
Product margin
Gasoline	$39,043	$38,897	$72,323	$67,090
Station operations (5)	23,570	19,939	42,704	37,775
Total	$62,613	$58,836	$115,027	$104,865
Commercial Segment:
Sales	$249,177	$232,314	$564,673	$526,318
Product margin	$5,732	$6,170	$18,061	$16,595
Combined sales and product margin:
Sales	$4,569,620	$4,771,756	$9,686,548	$10,360,946
Product margin (4)(6)	$102,894	$107,091	$275,406	$177,945
Depreciation allocated to cost of sales	(15,606)	(13,294)	(29,757)	(25,076)
Combined gross profit (4)	$87,288	$93,797	$245,649	$152,869

(1)          Segment reporting results for the prior period have been reclassified to conform to the Partnership’s current presentation.

(2)          Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the six months ended June 30, 2013, the above results are not directly comparable for periods prior to February 2013.

(3)          Other oils and related products primarily consist of distillates, residual oil and propane.

(4)          For the three months ended June 30, 2014 and 2013, amounts include decreases of $43,400 and $10.6 million, respectively, in the mark to market loss related to RIN forward commitments, and a $3.1 million decrease and a $6.5 million increase, respectively, in the mark to market value of the renewable volume obligation (“RVO”).  For the six months ended June 30, 2014 and 2013, amounts include a $6.1 million decrease and a $22.1 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.3 million decrease and a $9.1 million increase, respectively, in the mark to market value of the RVO deficiency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Combined gross profit (1)	$87,288	$93,797	$245,649	$152,869
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	31,673	25,680	68,971	51,343
Operating expenses	51,029	47,367	98,981	90,707
Amortization expense	4,524	4,774	9,052	8,548
Total operating costs and expenses	87,226	77,821	177,004	150,598
Operating income (1)	62	15,976	68,645	2,271
Interest expense	(12,246)	(10,772)	(23,353)	(21,258)
Income tax (expense) benefit	(94)	—	(416)	1,875
Net (loss) income (1)	(12,278)	5,204	44,876	(17,112)
Net income attributable to noncontrolling interest	(441)	(379)	(585)	(130)
Net (loss) income attributable to Global Partners LP (1)	$(12,719)	$4,825	$44,291	$(17,242)

(1)          For the three months ended June 30, 2014 and 2013, amounts include decreases of $43,400 and $10.6 million, respectively, in the mark to market loss related to RIN forward commitments, and a $3.1 million decrease and a $6.5 million increase, respectively, in the mark to market value of the RVO.  For the six months ended June 30, 2014 and 2013, amounts include a $6.1 million decrease and a $22.1 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.3 million decrease and a $9.1 million increase, respectively, in the mark to market value of the RVO deficiency.

The Partnership’s foreign sales were immaterial for the three and six months ended June 30, 2014 and 2013.  The Partnership has no foreign assets.

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

The table below presents total assets by reportable segment at June 30, 2014 and December 31, 2013 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
June 30, 2014	$81,119	$—	$499,124	$1,627,639	$2,207,882
December 31, 3013	$83,208	$—	$499,966	$1,844,748	$2,427,922

(1)          Includes 40% owned by the noncontrolling interest at Basin Transload.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Buildings and improvements	$635,854	$601,900
Land	289,466	287,044
Fixtures and equipment	23,488	19,890
Construction in process	55,449	59,277
Capitalized internal use software	5,847	5,847
Total property and equipment	1,010,104	973,958
Less accumulated depreciation	(198,796)	(170,322)
Total	$811,308	$803,636

At June 30, 2014, construction in process includes $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly.  Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational by 2016; therefore, as of June 30, 2014, the fair value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

The Partnership evaluates its assets for impairment on a quarterly basis.  No impairments were required for the three and six months ended June 30, 2014.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2014 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	June 30,
Environmental Liability Related to:	2013	2014	2014	Adjustments	2014
ExxonMobil Gasoline Stations	$24,745	$(237)	$(159)	$(305)	$24,044
Alliance Gasoline Stations	13,921	(176)	—	14	13,759
Mutual Oil	625	—	—	—	625
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	301	(34)	—	—	267
Albany	47	(3)	—	—	44
Total environmental liabilities	$41,139	$(450)	$(159)	$(291)	$40,239

Current portion	$3,377				$3,340
Long-term portion	37,762				36,899
Total environmental liabilities	$41,139				$40,239

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

The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  At June 30, 2014 and December 31, 2013, the Partnership has approximately $2.1 million in total asset retirement obligations which are included in other long-term liabilities in the accompanying balance sheets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

Renewable Identification Numbers (RINs)

A Renewable Identification Number (“RIN”) is a serial number assigned to a batch of biofuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for the RVO is a calendar year, the settlement of the RVO can occur, under certain deferral elections, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.7 million and $13.1 million at June 30, 2014 and December 31, 2013, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  These contracts are valued at the end of each quarter based on the then RIN spot rate.  The Partnership accrued for losses of these firm non-cancellable commitments of approximately $0.1 million and $6.2 million at June 30, 2014 and December 31, 2013, respectively.

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

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above.  The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  The Partnership recorded compensation expense related to these awards of approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2014, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  Compensation expense for the three and six months ended June 30, 2013 was immaterial.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2014 was approximately $16.1 million and is expected to be recognized ratably over the remaining requisite service period.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 742,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 540,215 common units pursuant to the Repurchase Program for approximately $14.1 million, of which approximately $1.8 million was purchased in 2014.

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2014 and December 31, 2013 excluded 214,616 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value as of June 30, 2014				Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$241,333	$—	$241,333	$—	$452,302	$—	$452,302	$—
Fair value of forward fixed price contracts	29,549	—	13,826	15,723	46,007	—	31,931	14,076
Swap agreements and options	338	13	325	—	116	74	42	—
Interest rate cap	—	—	—	—	25	—	25	—
Broker margin deposits	20,175	20,175	—	—	21,792	21,792	—	—
Pension plan	18,067	18,067	—	—	18,267	18,267	—	—
Total	$309,462	$38,255	$255,484	$15,723	$538,509	$40,133	$484,300	$14,076

Liabilities:
Obligations on forward fixed price contracts	$(36,833)	$—	$(17,978)	$(18,855)	$(38,197)	$—	$(33,014)	$(5,183)
Mark to market loss related to RIN forward commitments	(79)	—	(79)	—	(6,166)	—	(6,166)	—
Swap agreements and option contracts	(13)	(13)	—	—	(108)	(74)	(34)	—
Foreign currency derivatives	(170)	—	(170)	—	(16)	—	(16)	—
Interest rate swaps	(8,751)	—	(8,751)	—	(9,462)	—	(9,462)	—
Total liabilities	$(45,846)	$(13)	$(26,978)	$(18,855)	$(53,949)	$(74)	$(48,692)	$(5,183)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate swaps and interest rate cap.  The fair value of the foreign currency derivatives and the mark to market loss related to RIN forward commitments are based on broker price quotations.  Except as discussed below, the Partnership has not changed its valuation techniques or Level 2 inputs during the three and six months ended June 30, 2014.

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

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at June 30, 2014:

Fair value at December 31, 2013	$8,893
Change in fair value recorded in Cost of Sales	(12,025)
Fair value at June 30, 2014	$(3,132)

The fair values of the Partnership’s pension plan assets at June 30, 2014 and December 31, 2013 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets.  The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of June 30, 2014 and December 31, 2013, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.              Legal Proceedings (continued)

Other

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against the Partnership and Cascade Kelly alleging violations of the Clean Air Act.  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  The Partnership has meritorious defenses to the lawsuit and will vigorously contest the actions taken by the Plaintiffs.

On May 16, 2014, the Partnership received a subpoena from the SEC requesting information for relevant time periods primarily relating to the Partnership’s accounting for Renewable Identification Numbers and the recent restatement of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  The Partnership intends to cooperate fully with, and have begun producing responsive materials to, the SEC.

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by the Partnership’s subsidiary, Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by the Partnership’s bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of the Partnership’s transloading operations.  The Partnership submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal.  The Administrative Law Judge set a hearing for September 30, 2014.  The Partnership also received a Pre- Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that the Partnership is in violation of the Existing Permit and informing it that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that the Partnership may have received, and may be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued the Partnership a civil penalty assessment (“CPA”) of $117,292.  The Partnership has meritorious defenses to the Modification, the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, the Partnership submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  The Partnership is working through the customary permitting process with ODEQ.  The draft of the New Permit is currently being finalized by ODEQ.  The Partnership anticipates that the New Permit will be issued in the third quarter of 2014.  The issuance of the New Permit will resolve ODEQ’s concerns regarding the Existing Permit as noted above.  It is possible, however, that the issuance of the New Permit may be delayed and that a significant delay may have a negative impact on the Partnership’s operations in Oregon.

The Partnership received from the EPA, by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership is engaged in discussions with the EPA with respect to the alleged violations.  The Partnership does not believe that a material violation has occurred nor does the Partnership believe any adverse determination in connection with the Notice of Violation would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.              Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2014 (in thousands):

Three Months Ended June 30, 2014	Pension Plan	Derivatives	Total
Balance at March 31, 2014	$(1,063)	$(10,197)	$(11,260)
Other comprehensive income before reclassifications of gain (loss)	598	212	810
Amount of gain (loss) reclassified from accumulated other comprehensive income	(255)	—	(255)
Total comprehensive income	343	212	555
Balance at June 30, 2014	$(720)	$(9,985)	$(10,705)

Six Months Ended June 30, 2014	Pension Plan	Derivatives	Total
Balance at December 31, 2013	$(454)	$(10,856)	$(11,310)
Other comprehensive income before reclassifications of gain (loss)	117	871	988
Amount of gain (loss) reclassified from accumulated other comprehensive income	(383)	—	(383)
Total comprehensive income	(266)	871	605
Balance at June 30, 2014	$(720)	$(9,985)	$(10,705)

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

Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This standard also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This standard is effective for fiscal years beginning after December 15, 2016.  The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.              New Accounting Standards (continued)

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity’s operations and financial results should be presented as discontinued operations.  Additionally, this standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.  This standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Partnership does not expect the adoption of this standard to have material impact on its consolidated financial statements, but will impact the reporting of any future dispositions.

The Partnership has evaluated the accounting guidance recently issued and has determined that there are no other standards or updates that will not have a material impact on its financial position, results of operations or cash flows.

Note 18.              Subsequent Event

On July 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6375 per unit ($2.55 per unit on an annualized basis) for the period from April 1, 2014 through June 30, 2014.  On August 14, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business August 5, 2014.

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

We expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based, other than as required by applicable law.  All forward-looking statements included in this Quarterly Report on Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Overview

General

We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts.  We own and control transload terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We also own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are a major multi-brand gasoline distributor and, as of June 30, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We receive revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  We are also a distributor of natural gas and propane.

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

Collectively, we sold approximately $4.5 billion and $9.6 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and six months ended June 30, 2014, respectively.  In addition, we had other revenues of approximately $43.2 million and $77.2 million for the three and six months ended June 30, 2014, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

In February 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”), which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, and 100% of the membership interest in Cascade Kelly Holdings LLC (“Cascade Kelly”), which owns a West Coast crude oil transloading and ethanol manufacturing facility near Portland, Oregon.  In January 2013, we signed a five-year contract with Phillips 66 under which we use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region to Phillips 66’s Bayway, New Jersey refinery.

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

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three and six months ended June 30, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

EBITDA

EBITDA is a non-GAAP financial measure used as a supplemental financial measure by management and may be used by external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

Three and Six Months Ended June 30, 2014 and 2013

During the three and six months ended June 30, 2014 and 2013, we experienced the following:

•             Severe winter weather had both a positive and negative impact on our performance during the first quarter ended March 31, 2014.  In our crude oil-by-rail business, extreme cold and snow impacted rail traffic, increasing congestion and causing delays which reduced crude oil activity.  Some of the rail congestion, which negatively impacted crude oil activity, continued early into the second quarter ended June 30, 2014.

•            Those same severe weather conditions and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks during the first quarter of 2014 as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.  For the second quarter of 2014, however, our product margin from wholesale gasoline and gasoline blendstocks sales was negatively impacted by a challenging futures market, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.

•            Temperatures for the first quarter ended March 31, 2014 were 9% colder than normal and 11% colder than the same period in 2013 which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment.  Temperatures for the second quarter ended June 30, 2014 were 6% warmer than normal and 2% colder than last year which did not have a material impact on our weather related products.  Temperatures for the six months ended June 30, 2014 were 6% colder than normal and 10% colder than the same period in 2013 which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment for the first half of 2014.

•            Our SG&A expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 as a result of increased overhead expenses and professional and consulting fees incurred to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.  Operating expenses also increased for the three and six months ended June 30, 2014 compared to the same periods in 2013, primarily related to our retail gasoline stations, including expenses associated with our new retail locations and recently renovated sites.

•            In our GDSO segment, rising gasoline prices typically compress our gasoline product margins and declining gasoline prices typically improve our gasoline product margins.  The extent of the impact on our product margins depends on the magnitude, duration and direction of the market.  Our GDSO gasoline product margins were negatively impacted during the three and six months ended June 30, 2014 and 2013 due to rising gasoline prices.

•            In our GDSO segment, our station operations product margin was positively impacted for the three and six months ended June 30, 2014 by the completion of certain raze and rebuilds and to the addition of 11 C-Store/commission agent locations during 2014.

•             Our product margin from wholesale gasoline and gasoline blendstocks were impacted by the changes in the RIN forward commitments and RVO deficiency for the three and six months ended June 30, 2014 and 2013 as follows:

➢        For the three months ended June 30, 2014, our product margin was favorably impacted due to the decreases of $43,400 in the mark to market loss related to RIN forward commitments and $3.1 million in the market to market value of the RVO deficiency, resulting in a $3.1 million favorable impact.

➢        For the three months ended June 30, 2013, our product margin was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO deficiency, resulting in a $4.1 million favorable impact.

➢        For the six months ended June 30, 2014, our product margin was favorably impacted due to the decreases in the mark to market loss related to RIN forward commitments of $6.1 million and the mark to market value of the RVO deficiency of $12.3 million, resulting in an $18.4 million favorable impact which was largely offset by the expense incurred to purchase RINS during the first six months of 2014 to reduce these liabilities.

➢        For the six months ended June 30, 2013, our product margin was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $22.1 million and the mark to market value of the RVO deficiency of $9.1 million, resulting in a $31.2 million unfavorable impact.

•            Our product margins are affected by a variety of factors, including, but not limited to, changes in commodity prices, movement of products from foreign locales to and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, seasonality, supply, weather and logistics disruptions.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013		2014	2013
Net (loss) income attributable to Global Partners LP (1)	$(12,719)	$4,825		$44,291	$(17,242)
Net (loss) income per diluted limited partner unit (2)	$(0.50)	$0.15		$1.53	$(0.68)
EBITDA (1)(3)	$19,136	$32,563		$105,630	$34,079
Distributable cash flow (1)(4)	$(4,164)	$18,986		$65,356	$8,307

Wholesale Segment (5):
Volume (gallons)	1,187,795	1,374,820		2,621,216	2,953,289
Sales
Gasoline and gasoline blendstocks	$2,153,729	$1,959,686		$4,148,285	$4,161,155
Crude oil (6)	643,040	1,053,389		1,234,269	2,037,354
Other oils and related products (7)	588,280	655,933		2,001,051	1,988,487
Total	$3,385,049	$3,669,008		$7,383,605	$8,186,996
Product margin
Gasoline and gasoline blendstocks	$(4,074)	$12,358		$45,589	$(17,068)
Crude oil (6)	30,096	19,714		53,586	45,882
Other oils and related products (7)	8,527	10,013		43,143	27,671
Total (1)	$34,549	$42,085		$142,318	$56,485
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	262,150	264,190		498,817	507,501
Sales
Gasoline	$892,202	$833,121		$1,661,106	$1,578,711
Station operations (8)	43,192	37,313		77,164	68,921
Total	$935,394	$870,434		$1,738,270	$1,647,632
Product margin
Gasoline	$39,043	$38,897		$72,323	$67,090
Station operations (8)	23,570	19,939		42,704	37,775
Total	$62,613	$58,836		$115,027	$104,865
Commercial Segment:
Volume (gallons)	99,764	94,305		216,029	208,540
Sales	$249,177	$232,314		$564,673	$526,318
Product margin	$5,732	$6,170		$18,061	$16,595
Combined sales and Product margin:
Sales	$4,569,620	$4,771,756		$9,686,548	$10,360,946
Product margin (1)(9)	$102,894	$107,091		$275,406	$177,945
Depreciation allocated to cost of sales	(15,606)	(13,294)		(29,757)	(25,076)
Combined gross profit (1)	$87,288	$93,797		$245,649	$152,869

Weather conditions:
Normal heating degree days	784	784		3,654	3,654
Actual heating degree days	739	721		3,868	3,532
Variance from normal heating degree days	(6% )	(8%	)	6%	(3% )
Variance from prior period actual heating degree days	2%	18%		10%	21%

(1)          For the three months ended June 30, 2014 and 2013, amounts include decreases of $43,400 and $10.6 million, respectively, in the mark to market loss related to RIN forward commitments, and a $3.1 million decrease and a $6.5 million increase, respectively, in the mark to market value of the RVO.  For the six months ended June 30, 2014 and 2013, amounts include a $6.1 million decrease and a $22.1 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.3 million decrease and a $9.1 million increase, respectively, in the mark to market value of the RVO deficiency.

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

(5)          Segment reporting results for the prior periods have been reclassified to conform to our current presentation.

(6)          Crude oil consists of our crude oil sales and revenue from our logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the six months ended June 30, 2013, the above results are not directly comparable for periods prior to February 2013.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(12,278)	$5,204	$44,876	$(17,112)
Net income attributable to noncontrolling interest	(441)	(379)	(585)	(130)
Net (loss) income attributable to Global Partners LP	(12,719)	4,825	44,291	(17,242)
Depreciation and amortization, excluding the impact of noncontrolling interest	19,530	16,966	37,602	31,938
Interest expense, excluding the impact of noncontrolling interest	12,231	10,772	23,321	21,258
Income tax expense (benefit)	94	—	416	(1,875)
EBITDA	$19,136	$32,563	$105,630	$34,079

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(3,512)	$44,934	$49,634	$327,712
Net changes in operating assets and liabilities and certain non-cash items	12,703	(21,086)	36,417	(310,091)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,380)	(2,057)	(4,158)	(2,925)
Interest expense, excluding the impact of noncontrolling interest	12,231	10,772	23,321	21,258
Income tax expense (benefit)	94	—	416	(1,875)
EBITDA	$19,136	$32,563	$105,630	$34,079

For the three months ended June 30, 2014, EBITDA was favorably impacted due to the decreases of $43,400 in the mark to market loss related to RIN forward commitments and $3.1 million in the market to market value of the RVO deficiency, resulting in a $3.1 million favorable impact.  For the three months ended June 30, 2013, EBITDA was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO deficiency, resulting in a $4.1 million favorable impact.  For the six months ended June 30, 2014, EBITDA was favorably impacted due to the decreases in the mark to market loss related to RIN forward commitments of $6.1 million and the mark to market value of the RVO deficiency of $12.3 million, resulting in an $18.4 million favorable impact which was largely offset by the expense incurred to purchase RINS during the first six months of 2014 to reduce these liabilities.  For the six months ended June 30, 2013, EBITDA was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $22.1 million and the mark to market value of the RVO deficiency of $9.1 million, resulting in a $31.2 million unfavorable impact.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(12,278)	$5,204	$44,876	$(17,112)
Net income attributable to noncontrolling interest	(441)	(379)	(585)	(130)
Net (loss) income attributable to Global Partners LP	(12,719)	4,825	44,291	(17,242)
Depreciation and amortization, excluding the impact of noncontrolling interest	19,530	16,966	37,602	31,938
Amortization of deferred financing fees	1,284	1,747	2,567	3,318
Amortization of senior notes discount	105	105	210	158
Amortization of routine bank refinancing fees	(1,002)	(985)	(2,003)	(1,970)
Maintenance capital expenditures	(11,362)	(3,672)	(17,311)	(7,895)
Distributable cash flow	$(4,164)	$18,986	$65,356	$8,307

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(3,512)	$44,934	$49,634	$327,712
Net changes in operating assets and liabilities and certain non-cash items	12,703	(21,086)	36,417	(310,091)
Amortization of deferred financing fees	1,284	1,747	2,567	3,318
Amortization of senior notes discount	105	105	210	158
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(2,380)	(2,057)	(4,158)	(2,925)
Amortization of routine bank refinancing fees	(1,002)	(985)	(2,003)	(1,970)
Maintenance capital expenditures	(11,362)	(3,672)	(17,311)	(7,895)
Distributable cash flow	$(4,164)	$18,986	$65,356	$8,307

For the three months ended June 30, 2014, distributable cash flow was favorably impacted due to the decreases of $43,400 in the mark to market loss related to RIN forward commitments and $3.1 million in the market to market value of the RVO deficiency, resulting in a $3.1 million favorable impact.  For the three months ended June 30, 2013, distributable cash flow was favorably impacted due to the decrease in the mark to market loss related to RIN forward commitments of $10.6 million, offset by an increase of $6.5 million in the mark to market value of the RVO deficiency, resulting in a $4.1 million favorable impact.  For the six months ended June 30, 2014, distributable cash flow was favorably impacted due to the decreases in the mark to market loss related to RIN forward commitments of $6.1 million and the mark to market value of the RVO deficiency of $12.3 million, resulting in an $18.4 million favorable impact, which was largely offset by the expense incurred to purchase RINS during the first six months of 2014 to reduce these liabilities.  For the six months ended June 30, 2013, distributable cash flow was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $22.1 million and the mark to market value of the RVO deficiency of $9.1 million, resulting in a $31.2 million unfavorable impact.

Consolidated Results

Our total sales were $4.6 billion and $4.8 billion for the three months ended June 30, 2014 and 2013, respectively, a decrease of $0.2 billion, or 4%, primarily due to a decrease in volume sold.  Our aggregate volumes of product sold were 1.5 billion gallons and 1.7 billion gallons for the three months ended June 30, 2014 and 2013, respectively.  The 184 million gallon decrease in volume sold includes decreases of 187 million gallons in our Wholesale segment and 2 million in our GDSO segment, offset by an increase of 5 million gallons in our Commercial segment.  The decrease in volume sold in our Wholesale segment was due primarily to a decrease in our crude oil activities as a result, in part, of lingering rail congestion and delays due to severe winter weather conditions and to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics.  We also had a decrease in volume sold in distillates, offset by an increase in volume sold in gasoline and gasoline blendstocks.  Our gross profit was $87.3 million and $93.8 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $6.5 million, or 7%, due primarily to a challenging futures market, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.  The decrease in our gross profit for the second quarter of 2014 was offset by increases in our crude oil activities and in our GDSO station operations product margin.  Our GDSO gasoline distribution product margin improved but was negatively impacted by rising gasoline prices during the three months ended June 30, 2014 and 2013.

Our total sales were $9.7 billion and $10.4 billion for the six months ended June 30, 2014 and 2013, respectively, a decrease of $0.7 billion, or 7%, primarily due to a decrease in volume sold.  Our aggregate volumes of product sold were 3.3 billion gallons and 3.7 billion gallons for the six months ended June 30, 2014 and 2013, respectively.  The 333 million gallon decrease in volume sold includes decreases of 332 million gallons in our Wholesale segment and 8 million in our GDSO segment, offset by an increase of 7 million gallons in our Commercial segment.  The decrease in volume sold in our Wholesale segment was due primarily to a decrease in our crude oil activity as a result, in part, of rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014 and to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics, offset by increases in volume sold in gasoline and gasoline blendstocks and in distillates due, in part, to colder weather period over period.  The number of actual heating degree days increased by 10% to 3,868 for the first half of 2014 compared to 3,532 for the same period in 2013.

Our gross profit was $245.6 million and $152.9 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $92.7 million, or 61%, which was attributed to (i) decreases of $6.1 million in the liability related to RIN forward commitments and $12.3 million in the mark to market value of the RVO deficiency during the first half of 2014, resulting in an $18.4 million favorable impact (which was largely offset by the expense incurred to purchase RINS during the first six months of 2014 to reduce these liabilities), compared to a $31.2 million negative impact during the first half of 2013 from increases of $22.1 million in the liability related to RIN forward commitments and $9.1 million in the mark to market value of the RVO deficiency, (ii) colder weather period over period which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment, (iii) improved GDSO product margins which were, however, negatively impacted by rising gasoline prices during the six months ended June 30, 2014 and 2013, (iv) an increase in our crude oil activities and (v) severe winter weather, including extreme cold and snow and resulting rail congestion, which contributed to very favorable market conditions for us in gasoline blendstocks.  Our gross profit for the first half of 2014 was negatively impacted by a challenging futures market during the second quarter of 2014, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol, and by extreme cold and snow which impacted rail traffic, increasing congestion and causing delays which reduced crude oil activities during the first quarter and early into the second quarter of 2014.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.2 billion and $2.0 billion for the three months ended June 30, 2014 and 2013, respectively.  The increase of $0.2 billion was due to increases in volume sold and in gasoline prices.  We had a negative product margin from wholesale gasoline and gasoline blendstocks sales of $4.1 million for the second quarter of 2014 compared to a product margin of $12.3 million for the same period in 2013, a decrease of $16.4 million.  The decrease in product margin was due to a challenging futures market, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.

Sales from wholesale gasoline and gasoline blendstocks were $4.1 billion and $4.2 billion for the six months ended June 30, 2014 and 2013, respectively.  Our gasoline and gasoline blendstocks product margin increased by $62.7 million to $45.6 million for the six months ended June 30, 2014 compared to a negative product margin $17.1 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in gasoline blendstocks.  During the first quarter of 2014, severe winter weather and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.  For the six months ended June 30, 2014, our gasoline and gasoline blendstocks product margin was favorably impacted by decreases of $6.1 million in the liability related to RIN forward commitments and $12.3 million in the mark to market value of the RVO deficiency, resulting in an $18.4 million favorable impact (which was largely offset by the expense incurred to purchase RINS during the first six months of 2014 to reduce these liabilities), compared to the six months ended June 30, 2013, when our gasoline and gasoline blendstocks product margin was negatively impacted by increases of $22.1 million in the liability related to RIN forward commitments and $9.1 million in the mark to market value of the RVO deficiency, resulting in a

$31.2 million unfavorable impact.  Despite the overall increase, our product margin for the first half of 2014 was negatively impacted by a challenging futures market during the second quarter, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.

Crude Oil.  Crude oil sales and logistics revenues were $0.6 billion and $1.0 billion for the three months ended June 30, 2014 and 2013, respectively, and $1.2 billion and $2.0 billion for the six months ended June 30, 2014 and 2013, respectively.  The decreases of $0.4 billion, or 39%, and $0.8 billion, or 40%, for the three and six months ended June 30, 2014, respectively, were due to decreases in volume sold, primarily due to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics.  Our product margin from crude oil was $30.1 million and $19.7 million for the three months ended June 30, 2014 and 2013, respectively, and $53.6 million and $45.9 million for the six months ended June 30, 2014 and 2013, respectively.  Our crude oil product margin increased by $10.4 million, or 53%, and $7.7 million, or 17%, for the three and six months ended June 30, 2014, respectively, due to an increase in our crude oil activities but was negatively impacted due to extreme cold and snow during the first quarter and early into the second quarter of 2014 which impacted rail traffic, increasing congestion and causing delays which reduced crude oil activity.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.6 billion and $0.7 billion for the three months ended June 30, 2014 and 2013, respectively, and $2.0 billion for each of the six months ended June 30, 2014 and 2013.  Our product margin from other oils and related products was $8.5 million and $10.0 million for the three months ended June 30, 2014 and 2013, respectively, a decrease of $1.5 million, or 15%, primarily in distillates.  Our product margin from other oils and related products was $43.1 million and $27.7 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $15.4 million, or 56%, due to improved margins in distillates and residual oil due to colder weather during the first six months of 2014 compared to the same period in 2013.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $892.2 million and $833.1 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 billion and $1.6 billion for the six months ended June 30, 2014 and 2013, respectively.  The increases of $59.1 million, or 7%, and $82.4 million, or 5%, for the three and six months ended June 30, 2014 were due primarily to an increase in gasoline prices.  Our product margin from gasoline distribution was relatively flat at $39.0 million for the three months ended June 30, 2014 and 2013 and $72.3 million and $67.1 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $5.2 million.  Our product margins from gasoline distribution for the three and six months ended June 30, 2014 and 2013 were negatively impacted due to rising gasoline prices during the respective periods.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $43.2 million and $37.3 million for the three months ended June 30, 2014 and 2013, respectively, and $77.2 million and $68.9 million for the six months ended June 30, 2014 and 2014, respectively.  Our product margin from station operations was $23.6 million and $19.9 million for the three months ended June 30, 2014 and 2013, respectively, and $42.7 million and $37.8 million for the six months ended June 30, 2014 and 2013, respectively.  The increases in sales and product margin for the three and six months ended June 30, 2014 compared to the same period in 2013 were due to the completion of certain raze and rebuilds and to the addition of 11 C-Store/commission agent locations during 2014.

Commercial Segment

Our commercial sales were $249.2 million and $232.3 million for the three months ended June 30, 2014 and 2013, respectively, and $564.7 million and $526.3 million for the six months ended June 30, 2014 and 2013, respectively.  Our commercial product margin was $5.7 million and $6.2 million for the three months ended June 30, 2014 and 2013, respectively, and $18.1 million and $16.6 million for the six months ended June 30, 2014 and 2013, respectively.  In our Commercial segment, residual oil accounted for approximately 52% of our total commercial volume sold for each of the three months ended June 30, 2014 and 2013, and 48% and 49% of our total commercial volume sold for the six months ended June 30, 2014 and 2013, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $6.0 million, or 23%, to $31.6 million for the three months ended June 30, 2014 compared to $25.6 million for the same period in 2013.  The increase includes increases of $1.8 million in overhead expenses, $1.7 million in professional fees, $1.3 million in incentive compensation, $0.8 million in depreciation expense and $1.6 million in other SG&A expenses, offset by decreases of $0.8 million in bank fees and $0.4 million in bad debt expense.  The overall increase in SG&A expenses is attributed to additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.

SG&A expenses increased by $17.7 million, or 34%, to $69.0 million for the six months ended June 30, 2014 compared to $51.3 million for the same period in 2013.  The increase, which reflects expenses for the full first six months of 2014 for Basin Transload and Cascade Kelly, includes increases of $9.8 million in incentive compensation, primarily accrued for in line with our performance, $4.4 million in professional fees, $3.6 million in overhead expenses, $1.3 million in depreciation expense and $2.4 million in other SG&A expenses, offset by decreases of $2.1 million in bad debt expense and $1.7 million in bank fees.  The overall increase in SG&A expenses is attributed to additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.

Operating Expenses

Operating expenses increased by $3.7 million, or 8%, to $51.0 million for the three months ended June 30, 2014 compared to $47.4 million for the same period in 2013.  The increase was primarily due to increases of $3.7 million in costs related to the operations of our retail gasoline stations, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, and $0.9 million in operating costs associated with our terminals in Albany, New York.  The increase in operating expenses was offset by decreases of $0.6 million in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013 and $0.3 million in other operating expenses.

Operating expenses increased by $8.3 million, or 9%, to $99.0 million for the six months ended June 30, 2014 compared to $90.7 million for the same period in 2013.  The increase was primarily due to increases of $6.4 million in costs related to the operations of our retail gasoline stations, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, $1.8 million in costs associated with our crude oil operations, including a full first six months of 2014 related to our 2013 acquisitions of Basin Transload and Cascade Kelly, $1.7 million in operating costs associated with our terminals in Albany, New York and $0.1 million in other operating expenses.  The increase in operating expenses was offset by a $1.7 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013.

Interest Expense

Interest expense was $12.2 million and $10.7 million for the three months ended June 30, 2014 and 2013, respectively, and $23.3 million and $21.2 million for the six months ended June 30, 2014 and 2013, respectively.  The increases of $1.5 million and $2.1 million for the three and six months ended June 30, 2014, respectively, were primarily attributed to expenses of $1.6 million associated with the write-off of certain financing fees in connection with the issuance of the 6.25% Notes (see Note 6 to Notes to Consolidated Financial Statements).  The increase in interest expense for the six months ended June 30, 2014 was also due to additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and interest expense related to our 8.0% senior notes and 7.75% senior notes.

Income Tax (Expense) Benefit

Income tax expense of $94,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and income tax expense of $0.4 million and income tax benefit of $1.9 million for the six months ended June 30, 2014 and 2013, respectively, reflect the operating results of our wholly owned subsidiary, Global Montello Group Corp., which is a taxable entity for federal and state income tax purposes.

Net Income Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net income attributable to noncontrolling interest of approximately $0.4 million for each of the three months ended June 30, 2014 and 2013 and $0.6 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively, represents Basin Transload’s 40% ownership of the net (income) loss reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $131.4 million to $270.3 million at June 30, 2014 compared to $401.7 million at December 31, 2013, in part due to decreases in net accounts receivable and inventories of $140.7 million and $82.3 million, respectively, and an increase in the current portion of our working capital revolving credit facility of $175.0 million, partially offset by a decrease in accounts payable of $267.3 million.  In addition, at June 30, 2014, working capital included an accrued liability for a mark to market value of the RVO deficiency of $0.7 million and a mark to market loss related to RIN forward commitments of $0.1 million.  At December 31, 2013, working capital included an accrued liability for a mark to market value of the RVO deficiency of $13.1 million and a mark to market loss related to RIN forward commitments of $6.2 million.

On February 14, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $17.9 million for the fourth quarter of 2013.  On May 15, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $18.3 million for the first quarter of 2014.  On July 23, 2014, the board of directors of our general partner declared a quarterly cash distribution of $0.6375 per unit ($2.55 per unit on an annualized basis) for the period from April 1, 2014 through June 30, 2014 to our common unitholders of record as of the close of business August 5, 2014.  We expect to pay the cash distribution of approximately $18.8 million on August 14, 2014.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2014 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$618,810	$8,100	$319,305	$291,405	$—
Senior notes obligation (2)	562,500	11,719	46,875	46,875	457,031
Operating lease obligations (3)	524,793	50,278	190,475	129,249	154,791
Capital lease obligations	755	105	352	298	—
Other long-term liabilities (4)	119,837	5,292	21,405	29,662	63,478
Total	$1,826,695	$75,494	$578,412	$497,489	$675,300

(1)             Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2014 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)             Includes principal and interest on our 6.25% senior notes due July 2022.  No principal payments are required prior to maturity.

(3)             Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and a lease with a related party.

(4)             Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil, amounts related to our 5-year pipeline connection agreement entered into in March 2013 with Tesoro Logistics and pension and deferred compensation obligations.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $17.3 million and $7.9 million in maintenance capital expenditures for the six months ended June 30, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, by example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $26.9 million and $95.2 million in expansion capital expenditures for the six months ended June 30, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Specifically, for the six months ended June 30, 2014, expansion capital expenditures included approximately $10.0 million in new site development, rebuilds, expansion and improvements at certain retail gasoline stations, $8.7 million in costs associated with our crude oil activities, $3.8 million in costs associated with our propane storage and distribution facility in Albany, New York and $4.4 million in other expansion capital expenditures including, in part, office and computer upgrades at various terminals.

For the six months ended June 30, 2013, expansion capital expenditures included approximately $73.1 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload.  In addition, we had $22.1 million in expansion capital expenditures which consisted of $10.0 million in site expansion and improvements at certain retail gasoline stations, $6.2 million in costs associated with our crude oil activities, $3.7 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, and $2.2 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment at our Albany terminal.  The $6.2 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.

Certain of the $8.7 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statement of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests (see Note 1 for additional information on the noncontrolling interest).

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by operating activities	$49,634	$327,712
Net cash used in investing activities	$(40,855)	$(212,907)
Net cash used in financing activities	$(1,252)	$(11,109)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in petroleum product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $49.6 million and $327.7 million for the six months ended June 30, 2014 and 2013, respectively, for a period-over-period decrease in cash provided by operating activities of $278.1 million. The primary drivers of the decrease include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2014	2013	Change
Decrease in accounts receivable	$140,340	$112,092	$28,248
Decrease in inventories	$82,285	$294,735	$(212,450)
Decrease in accounts payable	$(267,283)	$(158,837)	$(108,446)
Decrease in the change in fair value of forward fixed price contracts	$15,094	$21,611	$(6,517)

For the six months ended June 30, 2014, the decreases in accounts receivable, inventories and accounts payable primarily reflect the change in activity as we continued to exit the heating season.  The decreases in accounts payable and inventories were also due to carrying lower levels of inventory, in part as a result of a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics.

Comparatively, for the six months ended June 30, 2013, the decreases in accounts receivable and accounts payable were primarily due to the decrease in our positive and negative exchange balances, offset by an increase in our crude oil activities.  The decrease in inventories was due to carrying lower levels of inventory.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided less funds for the six months ended June 30, 2014 than for the same period in 2013.

Net cash used in investing activities was $40.8 million for the six months ended June 30, 2014 and included $26.9 million in expansion capital expenditures and $17.3 million in maintenance capital expenditures, offset by $3.4 million in proceeds from the sale of property and equipment.

For the six months ended June 30, 2013, net cash used in investing activities was $212.9 million and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $22.1 million in expansion capital expenditures and $7.9 million in maintenance capital expenditures, offset by $2.4 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2014 and 2013.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2014 and included $162.1 million in net payments on our revolving credit facility, $40.2 million in payments to the holders of the Existing HY Notes in connection with the issuance of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), $36.0 million in cash distributions to our common unitholders and our general partner, $20.0 million in net payments on our working capital revolving credit facility, $4.2 million distributions to our noncontrolling interest and $1.8 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.  Net cash used in financing activities was offset by $258.9 million in proceeds from the issuance our 6.25% Notes and $4.2 million in capital contributions from our noncontrolling interest.

For the six months ended June 30, 2013, net cash used in financing activities was $111.1 million and included $213.0 million payments on our working capital revolving credit facility, $47.3 million in payments on our revolving credit facility, $33.0 million in cash distributions to our common unitholders and our general partner and $2.1 million in repurchased units withheld for tax obligations related to units distributed under an LTIP award granted in 2009, offset by $115.0 million in borrowings under our term loan, $67.9 million in proceeds from our 8.0% senior notes and $1.4 million in capital contributions from our noncontrolling interest.

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

As of June 30, 2014, there were two facilities under the credit agreement:

•            a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and

•            a $625.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.925 billion.  Any such request for an increase by us must be in a minimum amount of $25.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.625 billion.

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

The average interest rates for the credit agreement were 3.5% and 4.5% for the three months ended June 30, 2014 and 2013, respectively, and 3.6% and 4.3% for the six months ended June 30, 2014 and 2013, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of June 30, 2014, we had total borrowings outstanding under the credit agreement of $579.6 million, including $272.6 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $170.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $874.6 million and $479.9 million at June 30, 2014 and December 31, 2013, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2014.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

8.0% Senior Notes

On February 14, 2013, we entered into a note purchase agreement with FS Energy and Power Fund (“FS Energy”), with respect to the issue and sale by us to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.0% Senior Notes due 2018 (the “8.0% Notes”).  The 8.0% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act or any state securities laws.  Interest on the 8.0% Notes accrued from February 14, 2013 and was paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

Closing of the offering occurred on February 14, 2013.  The 8.0% Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to us of approximately $67.9 million.  Additionally, we separately paid fees and offering expenses.  The discount of $2.1 million at issuance was accreted as additional interest.  On February 15, 2013, we used the net proceeds from the offering, after paying fees and offering expenses, to finance a portion of our acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs.

7.75% Senior Notes

On December 23, 2013, we entered into a note purchase agreement with FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non-Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P. as purchasers (the “Purchasers”), with respect to the issue and sale by us to the Purchasers of an aggregate principal amount of $80.0 million unsecured 7.75% Senior Notes due 2018 (the “7.75% Notes”).  The 7.75% Notes were issued in a private placement exempt from registration under the Securities Act and were not registered under the Securities Act or any state securities laws.  Interest was paid on the 7.75% Notes semi-annually on December 23 and June 23 of each year, beginning on June 23, 2014.

Closing of the offering occurred on December 23, 2013.  The 7.75% Notes were sold to the Purchasers at their face amount, resulting in proceeds to us of $80.0 million.  Additionally, we separately paid fees and offering expenses.  We used a portion of the net proceeds from the offering to pay outstanding indebtedness and for general partnership purposes.

Exchange Rights Agreements

On June 19, 2014, we and GLP Finance (the “Issuers”) entered into a letter agreement (the “Exchange Rights Agreements”) with each of FS Energy and certain funds managed by Kayne Anderson Capital Advisors, L.P. pursuant to which the parties agreed to modifications to or waivers of certain of the provisions of the indentures governing the 8.0% Senior Notes and the 7.75% Senior Notes (collectively, the “Existing HY Notes”) for purposes of effecting the repayment of the Existing HY Notes with a portion of the proceeds of the Issuers’ private placement of the 6.25% Notes (defined below) and the subsequent issuance of a portion of the 6.25% Notes to the holders of the Existing HY Notes.

6.25% Senior Notes

On June 19, 2014, the Issuers entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933.  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

The Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the subsidiary guarantors, on one hand, and the Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.  In addition, the Purchase Agreement required the execution of a registration rights agreement, described below, relating to the 6.25% Notes.

Closing of the offering occurred on June 24, 2014.  We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our revolving credit facility and to repurchase or exchange all of our $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows:  the principal amount of $70.0 million of the 8.0% Senior Notes and the principal amount of $80.0 million of the 7.75% Senior Notes, including premium payments but excluding accrued and unpaid interest.  Specifically, we paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes.  The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at June 30, 2014.

We accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, “Modification and Extinguishments,” as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms.  As a result of the $40.0 million extinguishment of the remaining principal debt, we incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for the three and six months ended June 30, 2014.

Additionally, as a result of the modification, the pro rata portion of the unamortized original issue discount and deferred financing fees associated with the Existing HY Notes remaining will be amortized over the term of the 6.25% Notes.

Indenture

In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas as trustee, entered into an indenture (the “Indenture”).

The 6.25% Notes mature on July 15, 2022 with interest accruing at a rate of 6.25% per annum and payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2015.  The 6.25% Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 6.25% Notes may declare the 6.25% Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to us, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 6.25% Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 6.25% Notes prior to July 15, 2017 at a redemption price (expressed as a percentage of principal amount) of 106.25% plus accrued and unpaid interest, if any.  The Issuers have the option to redeem the 6.25% Notes, in whole or in part, at any time on or after July 15, 2017, at the redemption prices of 104.688% for the twelve-month period beginning on July 15, 2017, 103.125% for the twelve-month period beginning July 15, 2018, 101.563% for the twelve-month period beginning July 15, 2019, and 100.0% beginning on July 15, 2020 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before July 15, 2017, the Issuers may redeem all or any part of the 6.25% Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the notes may require the Issuers to repurchase the 6.25% Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

The Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 6.25% Notes, (ii) breach of our covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes.  Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 6.25% Notes.  If the exchange offer is not completed on or before the 360th day after June 24, 2014, the annual interest rate borne by the 6.25% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $3.7 million at June 30, 2014 and December 31, 2013.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We capitalized additional financing fees of $5.8 million for the three and six months ended June 30, 2014 associated with the issuance of our $375.0 million aggregate principal amount of our 6.25% senior notes due 2022 (see Note 6 of Notes to Consolidated Financial Statements).  Amortization expenses of approximately $1.3 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

As of June 30, 2014, we had total borrowings outstanding under our credit agreement of $579.6 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In the aggregate, these hedging instruments historically have hedged the variability in interest payments due to changes in the one-month LIBOR swap curve or rate with respect to $300.0 million of one-month LIBOR-based borrowings on the credit facility.

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of our 6.25% senior notes due 2022 (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt is no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at June 30, 2014, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.

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

At June 30, 2014, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30, 2014	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$(2,605)	$(33,236)	$33,236
Swaps, options and other, net	228	(8,477)	5,968
	$(2,377)	$(41,713)	$39,204

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2014.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $20.2 million at June 30, 2014.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014.  Based on this evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014.  Based on our internal review, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

For the year ended December 31, 2013, management concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability.  We also identified other deficiencies in our financial statement close process, which when aggregated, represented  a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements.  Remedial actions are being implemented and once they have been in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.  Therefore, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2014.

In response, we have designed and substantially implemented the following remedial actions and continue to evaluate the changes in our internal control over financial reporting:

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

•                  Hired additional experienced employees in the finance and accounting departments and expanded our internal audit function.  In addition, we engaged a third-party consulting firm to support and assist in the evaluation of our internal controls over financial reporting.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against us and Cascade Kelly alleging violations of the Clean Air Act.  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  We have meritorious defenses to the lawsuit and will vigorously contest the actions taken by the Plaintiffs.

On May 16, 2014, we received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the recent restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  We intend to cooperate fully with, and have begun producing responsive materials to, the SEC.

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by our subsidiary, Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by our bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of our transloading operations.  We submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal.  The Administrative Law Judge set a hearing for September 30, 2014.  We also received a Pre-Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that we are in violation of the Existing Permit and informing us that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that we may have received, and may be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued us a civil penalty assessment (“CPA”) of $117,292.  We have meritorious defenses to the Modification, the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, we submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  We are working through the customary permitting process with ODEQ.  The draft of the New Permit is currently being finalized by ODEQ.  We anticipate that the New Permit will be issued in the third quarter of 2014.  The issuance of the New Permit will resolve ODEQ’s concerns regarding the Existing Permit as noted above.  It is possible, however, that the issuance of the New Permit may be delayed and that a significant delay may have a negative impact on our operations in Oregon.

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the Clean Air Act at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We are engaged in discussions with the EPA with respect to the alleged violations.  We do not believe that a material violation has occurred nor do we believe any adverse determination in connection with the Notice of Violation would have a material impact on our operations.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended June 30, 2014:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
April 1 – April 30, 2014	—	—	—	—
May 1 – May 30, 2014	29,400	40.62	—	276,412
June 1 – June 30, 2014	15,400	40.82	—	291,812

(1)         On May 7, 2009, the board of directors of our general partner announced that it authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner. Our general partners is currently authorized to acquire up to 742,427 of our common units in the aggregate to be acquired over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 25, 2014).

4.2	—

Registration Rights Agreement, dated June 24, 2014, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 25, 2014).

10.1	—

Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2014).

10.2	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2014).

10.3	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP. GLP Finance Corp., FS Energy and Power Fund, Kayne Anderson Non-Traditional Investments, L.P., Kanti (QP), L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Energy Credit Opportunities, L.P. and Karbo L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2014).

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 8, 2014		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014		By:	/s/ Daphne H. Foster
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

Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 25, 2014).

4.2	—

Registration Rights Agreement, dated June 24, 2014, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 25, 2014).

10.1	—

Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2014).

10.2	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2014).

10.3	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP. GLP Finance Corp., FS Energy and Power Fund, Kayne Anderson Non-Traditional Investments, L.P., Kanti (QP), L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Energy Credit Opportunities, L.P. and Karbo L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2014).

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