Form 10-Q
period 2014-09-30
GLOBAL PARTNERS LP
filed 2014-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The issuer had 27,430,563 common units outstanding as of November 4, 2014.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,545	$9,217
Accounts receivable, net	529,147	686,392
Accounts receivable—affiliates	3,411	1,404
Inventories	455,709	572,806
Brokerage margin deposits	10,792	21,792
Fair value of forward fixed price contracts	57,121	46,007
Prepaid expenses and other current assets	53,989	36,693
Total current assets	1,115,714	1,374,311
Property and equipment, net	823,583	803,636
Intangible assets, net	54,195	67,769
Goodwill	154,078	154,078
Other assets	30,124	28,128
Total assets	$2,177,694	$2,427,922
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$545,749	$781,119
Working capital revolving credit facility—current portion	113,000	—
Line of credit	700	3,700
Environmental liabilities—current portion	3,320	3,377
Trustee taxes payable	82,133	80,216
Accrued expenses and other current liabilities	63,484	65,963
Obligations on forward fixed price contracts	55,754	38,197
Total current liabilities	864,140	972,572
Working capital revolving credit facility—less current portion	92,000	327,000
Revolving credit facility	272,600	434,700
Senior notes	368,012	148,268
Environmental liabilities—less current portion	36,533	37,762
Other long-term liabilities	47,253	44,440
Total liabilities	1,680,538	1,964,742
Partners’ equity
Global Partners LP equity:
Common unitholders (27,430,563 units issued and 27,151,438 outstanding at September 30, 2014 and 27,430,563 units issued and 27,260,747 outstanding at December 31, 2013)	456,494	426,785
General partner interest (0.83% interest with 230,303 equivalent units outstanding at September 30, 2014 and December 31, 2013)	391	(238)
Accumulated other comprehensive loss	(9,371)	(11,310)
Total Global Partners LP equity	447,514	415,237
Noncontrolling interest	49,642	47,943
Total partners’ equity	497,156	463,180
Total liabilities and partners’ equity	$2,177,694	$2,427,922

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$4,050,458	$4,433,426	$13,737,006	$14,794,372
Cost of sales	3,895,023	4,315,333	13,335,922	14,523,410
Gross profit	155,435	118,093	401,084	270,962

Costs and operating expenses:
Selling, general and administrative expenses	41,408	27,889	110,379	79,232
Operating expenses	53,315	46,713	152,296	137,420
Amortization expense	4,522	4,773	13,574	13,321
Total costs and operating expenses	99,245	79,375	276,249	229,973

Operating income	56,190	38,718	124,835	40,989

Interest expense	(12,324)	(10,855)	(35,677)	(32,113)

Income before income tax expense	43,866	27,863	89,158	8,876

Income tax expense	(244)	(2,727)	(660)	(852)

Net income	43,622	25,136	88,498	8,024

Net (income) loss attributable to noncontrolling interest	(1,114)	679	(1,699)	549

Net income attributable to Global Partners LP	42,508	25,815	86,799	8,573

Less: General partner’s interest in net income, including incentive distribution rights	1,623	1,042	4,164	2,306

Limited partners’ interest in net income	$40,885	$24,773	$82,635	$6,267

Basic net income per limited partner unit	$1.50	$0.91	$3.03	$0.23

Diluted net income per limited partner unit	$1.50	$0.91	$3.03	$0.23

Basic weighted average limited partner units outstanding	27,183	27,333	27,229	27,350

Diluted weighted average limited partner units outstanding	27,307	27,333	27,312	27,593

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$43,622	$25,136	$88,498	$8,024
Other comprehensive income:
Change in fair value of cash flow hedges	1,929	(945)	2,800	2,577
Change in pension liability	(595)	1,191	(861)	3,216
Total other comprehensive income	1,334	246	1,939	5,793
Comprehensive income	44,956	25,382	90,437	13,817
Comprehensive (income) loss attributable to noncontrolling interest	(1,114)	679	(1,699)	549
Comprehensive income attributable to Global Partners LP	$43,842	$26,061	$88,738	$14,366

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$88,498	$8,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,753	55,534
Amortization of deferred financing fees	4,187	5,062
Amortization of senior notes discount	435	263
Bad debt expense	996	3,030
Stock-based compensation expense	2,585	955
Write-off of financing fees	1,626	—
Disposition of property and equipment and other	1,060	(1,444)
Changes in operating assets and liabilities:
Accounts receivable	156,249	70,202
Accounts receivable – affiliate	(2,007)	(189)
Inventories	117,097	237,386
Broker margin deposits	11,000	14,032
Prepaid expenses, all other current assets and other assets	(24,454)	18,589
Accounts payable	(235,370)	(147,359)
Trustee taxes payable	1,917	(15,603)
Change in fair value of forward fixed price contracts	6,443	15,472
Accrued expenses, all other current liabilities and other long-term liabilities	986	(9,842)
Net cash provided by operating activities	194,001	254,112
Cash flows from investing activities
Acquisitions	—	(185,262)
Capital expenditures	(73,591)	(46,935)
Proceeds from sale of property and equipment	3,405	5,769
Net cash used in investing activities	(70,186)	(226,428)
Cash flows from financing activities
Payments on working capital revolving credit facility	(125,000)	(124,200)
Payments on revolving credit facility	(162,100)	(22,300)
Proceeds from issuance of term loan	—	115,000
Proceeds from senior notes, net of discount	258,903	67,900
Repayment of senior notes	(40,244)	—
Repurchase of common units	(4,423)	—
Repurchased units withheld for tax obligations	—	(4,331)
Noncontrolling interest capital contribution	8,400	(2,086)
Distribution to noncontrolling interest	(8,400)	1,425
Distributions to partners	(54,623)	(50,001)
Net cash used in financing activities	(127,487)	(18,593)

(Decrease) increase in cash and cash equivalents	(3,672)	9,091
Cash and cash equivalents at beginning of period	9,217	5,977
Cash and cash equivalents at end of period	$5,545	$15,068

Supplemental information
Cash paid during the period for interest	$26,947	$26,002
Non-cash exchange of 6.25% senior notes due 2022	$110,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Restated) (Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2013	$426,785	$(238)	$(11,310)	$47,943	$463,180
Net income	82,635	4,164	—	1,699	88,498
Noncontrolling interest capital contribution	—	—	—	8,400	8,400
Distribution to noncontrolling interest	—	—	—	(8,400)	(8,400)
Other comprehensive income	—	—	1,939	—	1,939
Stock-based compensation	2,585	—	—	—	2,585
Distributions to partners	(51,434)	(3,535)	—	—	(54,969)
Dividends on repurchased units	346	—	—	—	346
Repurchase of common units	(4,423)	—	—	—	(4,423)
Balance at September 30, 2014	$456,494	$391	$(9,371)	$49,642	$497,156

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a publicly traded Delaware master limited partnership formed in March 2005.  As of September 30, 2014, the Partnership had the following wholly owned subsidiaries:  Global Companies LLC, Glen Hes Corp., Global Montello Group Corp. (“GMG”), Chelsea Sandwich LLC, Global Energy Marketing LLC, Alliance Energy LLC (“Alliance”), Bursaw Oil LLC, GLP Finance Corp. (“GLP Finance”), Global Energy Marketing II LLC, Global CNG LLC, Cascade Kelly Holdings LLC and Global Partners Energy Canada ULC.  Global GP LLC, the Partnership’s general partner (the “General Partner”) manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for certain of its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The Partnership is a midstream logistics and marketing company.  The Partnership is one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership also engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership also owns and controls transload terminals in North Dakota and Oregon that extend its origin-to-destination capabilities. The Partnership is a major multi-brand gasoline distributor and, as of September 30, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  The Partnership receives revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  The Partnership is also a distributor of natural gas and propane.

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”).  See Note 2.

The General Partner, which holds a 0.83% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2014, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 11,618,554 common units, representing a 42.4% limited partner interest.

Basis of Presentation

The financial results of Basin Transload for the eight months ended September 30, 2013 and of Cascade Kelly for the seven and one-half months ended September 30, 2013 are included in the accompanying statements of income for the nine months ended September 30, 2013.  The Partnership consolidates the balance sheet and statement of operations of Basin Transload because the Partnership controls the entity.  The accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2014.  The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Noncontrolling Interest

These financial statements reflect the application of ASC 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

The Partnership acquired a 60% interest in Basin Transload on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of income of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheet and statement of income.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.                     Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s product sales and logistics revenue as a percentage of total sales for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	65%	65%	62%	59%
Crude oil sales and logistics revenue	15%	18%	14%	19%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	20%	17%	24%	22%
Total	100%	100%	100%	100%

The Partnership had one significant customer, ExxonMobil Corporation (“ExxonMobil”), that accounted for approximately 19% and 17% of total sales for the three and nine months ended September 30, 2014, respectively.  The Partnership had two significant customers, ExxonMobil and Phillips 66, which accounted for approximately 18% and 11%, respectively, of total sales for the three months ended September 30, 2013 and approximately 15% and 14%, respectively, of total sales for the nine months ended September 30, 2013.

Note 2.                     Business Combinations

Acquisition of Basin Transload, LLC

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.                     Business Combinations (continued)

As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized, based on the economic use of the asset, over two years which is consistent with the contractual period of the existing customers.  Amortization expense amounted to $2.8 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $8.3 million and $8.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The following table presents the estimated remaining amortization expense for intangible assets acquired in connection with the acquisition (in thousands):

2014 (10/1/14-12/31/14)	$2,755
2015	2,869
Total	$5,624

Acquisition of Cascade Kelly Holdings LLC

On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility in Clatskanie, Oregon.  The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership’s unsecured 8.0% senior notes due 2018 (see Note 6).  Cascade Kelly’s assets include a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.  Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

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

Supplemental Pro Forma Information

Revenues and net income included in the Partnership’s consolidated operating results for Basin Transload from January 1, 2013 to February 1, 2013, the acquisition date, and for Cascade Kelly from January 1, 2013 to February 15, 2013, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the nine months ended September 30, 2013 is consistent with the amounts reported in the accompanying statement of income for the nine months ended September 30, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2014 and December 31, 2013 excluded 279,125 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program.  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit data):

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP	$42,508	$40,885	$1,623	$—	$25,815	$24,773	$1,042	$—

Declared distribution	$19,319	$17,899	$150	$1,270	$17,425	$16,459	$138	$828
Assumed allocation of undistributed net income	23,189	22,986	203	—	8,390	8,314	76	—
Assumed allocation of net income	$42,508	$40,885	$353	$1,270	$25,815	$24,773	$214	$828

Denominator:
Basic weighted average limited partner units outstanding		27,183				27,333
Dilutive effect of phantom units		124				—
Diluted weighted average limited partner units outstanding		27,307				27,333

Basic net income per limited partner unit		$1.50				$0.91
Diluted net income per limited partner unit (1)		$1.50				$0.91

(1)   Basic units were used to calculate diluted net income per limited partner unit for the three months ended September 30, 2013, as using the effects of phantom units would have an anti-dilutive effect on income per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.                     Net Income Per Limited Partner Unit (continued)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP	$86,799	$82,635	$4,164	$—	$8,573	$6,267	$2,306	$—

Declared distribution	$56,414	$52,531	$439	$3,444	$51,196	$48,554	$407	$2,235
Assumed allocation of undistributed net income	30,385	30,104	281	—	(42,623)	(42,287)	(336)	—
Assumed allocation of net income	$86,799	$82,635	$720	$3,444	$8,573	$6,267	$71	$2,235

Denominator:
Basic weighted average limited partner units outstanding		27,229				27,350
Dilutive effect of phantom units		83				243
Diluted weighted average limited partner units outstanding		27,312				27,593

Basic net income per limited partner unit		$3.03				$0.23
Diluted net income per limited partner unit		$3.03				$0.23

On April 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6250 per unit for the period from January 1, 2014 through March 31, 2014. On July 23, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6375 per unit for the period from April 1, 2014 through June 30, 2014. On October 22, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6525 per unit for the period from July 1, 2014 through September 30, 2014. These declared cash distributions result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs. See Note 8, “Cash Distributions” for further information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.                     Inventories

Except for its convenience store inventory and its Renewable Identification Numbers (“RINs”) inventory, the Partnership hedges substantially all of its inventory using a variety of instruments, primarily futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of the Partnership on a specific barrel basis. Changes in the fair value of these futures contracts, as well as the offsetting gain or loss on the designated hedged inventory item, are recognized in earnings as an increase or decrease in cost of sales. All hedged inventory not designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or market, as determined at the product level. Prior to sale, hedges are removed from specific barrels of inventory, and the then unhedged inventory is sold and accounted for on a first-in, first-out basis. Convenience store inventory and RIN inventory are carried at the lower of historical cost or market.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Distillates: home heating oil, diesel and kerosene	$208,578	$272,760
Gasoline	98,260	96,539
Gasoline blendstocks	64,104	54,076
Renewable identification numbers (RINs)	2,012	3,186
Crude oil	29,884	87,022
Residual oil	40,059	48,793
Propane and other	4,250	3,443
Convenience store inventory	8,562	6,987
Total	$455,709	$572,806

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $11.7 million and $48.2 million at September 30, 2014 and December 31, 2013, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $24.2 million and $46.7 million at September 30, 2014 and December 31, 2013, respectively. Exchange transactions are valued using current carrying costs and have no income statement impact.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the volume of activity related to the Partnership’s derivative financial instruments at September 30, 2014:

	Units (1)	Unit of Measure
Futures Contracts
Long	23,796	Thousands of barrels
Short	(27,842)	Thousands of barrels

Natural Gas Contracts
Long	9,539	Thousands of decatherms
Short	(9,539)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

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

The Partnership’s futures contracts are settled daily; therefore, there was no corresponding asset or liability on the Partnership’s consolidated balance sheet related to these contracts at September 30, 2014 and December 31, 2013. These contracts remain open until their contract end date. The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the hedge ineffectiveness from derivatives involved in fair value hedging relationships recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives in Fair Value	Recognized in	September 30,		September 30,
Hedging Relationships	Income on Derivative	2014	2013	2014	2013

Futures contracts	Cost of sales	$29,470	$(4,348)	$52,050	$15,753

		Amount of Gain (Loss) Recognized in
		Income on Hedged Items
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
Hedged Items in Fair Value	Recognized in	September 30,		September 30,
Hedged Relationships	Income on Hedged Items	2014	2013	2014	2013

Inventories	Cost of sales	$(30,890)	$4,545	$(52,386)	$(15,033)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt is no longer probable. Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument. Accordingly, at September 30, 2014, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship. Accordingly, all changes in the fair value of this instrument are recorded in earnings.

The following table presents the fair value of the Partnership’s derivative instruments involved in cash flow hedging relationships and their location in the Partnership’s consolidated balance sheets at September 30, 2014 and December 31, 2013 (in thousands):

		September 30,	December 31,
Derivatives Designated as		2014	2013
Hedging Instruments	Balance Sheet Location	Fair Value	Fair Value

Asset derivatives
Interest rate cap (1)	Other assets	$ N/A	$25

Liability derivatives
Interest rate swaps	Other long-term liabilities	$6,927	$9,462

(1)   The interest rate cap agreement was de-designated as a cash flow hedge in June 2014.

The following table presents the amount of net gains and losses from derivatives involved in cash flow hedging relationships recognized in the Partnership’s consolidated statements of income and partners’ equity for the three and nine months ended September 30, 2014 and 2013 (in thousands):

			Recognized in Income				Recognized in Income
			on Derivatives				on Derivatives
	Amount of Gain (Loss)		(Ineffectiveness Portion		Amount of Gain (Loss)		(Ineffectiveness Portion
	Recognized in Other		and Amount Excluded		Recognized in Other		and Amount Excluded
	Comprehensive Income		from Effectiveness		Comprehensive Income		from Effectiveness
	on Derivatives		Testing)		on Derivatives		Testing)
Derivatives in	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
Cash Flow	September 30,		September 30,		September 30,		September 30,
Hedging Relationship	2014	2013	2014	2013	2014	2013	2014	2013

Interest rate collar	$—	$635	$—	$—	$—	$1,861	$—	$—
Interest rate swaps	1,824	(1,538)	—	—	2,535	701	—	—
Interest rate cap (1)	105	(42)	—	—	265	15	—	—
Total	$1,929	$(945)	$—	$—	$2,800	$2,577	$—	$—

(1)   The interest rate cap agreement was de-designated as a cash flow hedge in June 2014.

Ineffectiveness related to the interest rate swaps, collar and cap is recognized as interest expense and was immaterial for the three and nine months ended September 30, 2014 and 2013. In June 2014, the Partnership elected to de-designate its interest rate cap and discontinued hedge accounting. Except for the amortization of the prepaid interest rate caplets associated with the interest rate cap, totaling $96,000 and $273,000 for the three and nine months ended September 30, 2014, respectively, there were no amounts reclassified into earnings for the three and nine months ended September 30, 2014 and 2013 under these instruments. The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the three months ended September 30, 2014.

As of September 30, 2014, the remaining unamortized prepaid interest rate caplets were $1.1 million and will be amortized over the remaining life of the interest rate cap which expires in April 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

Other Derivative Activity

The Partnership uses futures contracts, and occasionally swap agreements, to hedge its commodity exposure under forward fixed price purchase and sale commitments on its products and certain inventory of the Partnership. These derivatives are not designated by the Partnership as either fair value hedges or cash flow hedges. Rather, the forward fixed price purchase and sales commitments, which meet the definition of a derivative, are reflected in the Partnership’s consolidated balance sheet. The related futures contracts (and swaps, if applicable) are also reflected in the Partnership’s consolidated balance sheet, thereby creating an economic hedge. Changes in the fair value of the futures contracts (and swaps, if applicable), as well as offsetting gains or losses due to the change in the fair value of forward fixed price purchase and sale commitments, are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

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

During the three and nine months ended September 30, 2014 and 2013, the Partnership entered into forward currency contracts to hedge certain foreign denominated (Canadian) product purchases. These forward contracts are not designated and are reflected in the consolidated balance sheets. Changes in the fair values of these forward currency contracts are reflected in cost of sales.

Similar to the futures contracts used by the Partnership to hedge its inventory, the Partnership uses future contracts to economically hedge forward purchase and sale contracts for which the Partnership does not take the normal purchase and sale exemption. Additionally, these futures contracts are settled daily and, accordingly, there was no corresponding asset or liability in the Partnership’s consolidated balance sheets related to these contracts at September 30, 2014 and December 31, 2013. These contracts remain open until their contract end date. The daily settlement of these futures contracts is accomplished through the use of brokerage margin deposit accounts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table summarizes the derivatives not designated by the Partnership as either fair value hedges or cash flow hedges and their respective fair values and location in the Partnership’s consolidated balance sheets at September 30, 2014 and December 31, 2013 (in thousands):

			September 30,	December 31,
		Balance Sheet	2014	2013
Summary of Other Derivatives	Item Pertains to	Location	Fair Value	Fair Value

Asset Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(1)	$1,035	$14,119
	Distillates	(1)	2,219	2,232
	Crude Oil	(1)	3,546	13,693
	Propane	(1)	35	—
	Residual Oil	(1)	20	34
Total forward purchase commitments			6,855	30,078

Forward sales commitments	Gasoline and Gasoline Blendstocks	(1)	16,537	1,486
	Distillates	(1)	17,063	797
	Residual Oil	(1)	1,573	655
	Crude Oil	(1)	9,919	383
	Natural Gas	(1)	4,736	12,608
	Propane	(1)	438	—
Total forward sales commitments			50,266	15,929
Total fair value of forward fixed price contracts			$57,121	$46,007

Liability Derivatives
Forward purchase commitments	Gasoline and Gasoline Blendstocks	(2)	$9,019	$3,625
	Distillates	(2)	9,627	1,396
	Residual Oil	(2)	—	990
	Crude Oil	(2)	16,003	2,122
	Natural Gas	(2)	4,737	12,485
	Propane	(2)	331	—
Total forward purchase commitments			39,717	20,618

Forward sales commitments	Gasoline and Gasoline Blendstocks	(2)	77	10,709
	Distillates	(2)	109	3,809
	Crude Oil	(2)	15,842	3,061
	Propane	(2)	9	—
Total forward sales commitments			16,037	17,579
Total obligations on forward fixed price contracts and other derivatives			55,754	38,197

Foreign currency forward contract	Foreign Denominated Sales	(3)	—	16
Total liability derivatives			$55,754	$38,213

(1)          Fair value of forward fixed price contracts

(2)          Obligations on forward fixed price contracts

(3)          Accrued expenses and other current liabilities

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                     Derivative Financial Instruments (continued)

The following table presents the amount of gains and losses from derivatives not involved in a fair value hedging relationship or in a hedging relationship recognized in the Partnership’s consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

		Amount of Gain (Loss)		Amount of Gain (Loss)
	Location of	Recognized in Income		Recognized in Income
	Gain (Loss)	on Derivatives		on Derivatives
	Recognized in	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Income on	September 30,		September 30,
Hedging Instruments	Derivatives	2014	2013	2014	2013

Product contracts	Cost of sales	$10,708	$4,576	$14,196	$8,223
Foreign currency contracts	Cost of sales	171	(437)	17	(203)
Total		$10,879	$4,139	$14,213	$8,020

The interest rate cap agreement was de-designated as a cash flow hedge in June 2014.  The amount of gain (loss) recognized in income was immaterial for the three and nine months ended September 30, 2014.

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

Note 6.                     Debt

Credit Agreement

As of September 30, 2014, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.625 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement will mature on April 30, 2018.

As of September 30, 2014, there were two facilities under the Credit Agreement:

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

The average interest rates for the Credit Agreement were 3.8% and 4.3% for the three months ended September 30, 2014 and 2013, respectively, and 3.6% and 4.3% for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $92.0 million and $327.0 million at September 30, 2014 and December 31, 2013, respectively, representing the amounts expected to be outstanding during the entire year.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  At September 30, 2014 and December 31, 2013, the current portion of the working capital revolving credit facility was $113.0 million and $0, respectively, representing the amount the Partnership expects to pay down during the course of the year.  Due to unexpected excess cash received during the nine months ended September 30, 2014, the Partnership paid down a portion of the working capital revolving credit facility that was previously classified as long term at December 31, 2013.  The Partnership does not expect to reduce its outstanding borrowings on the revolving credit facility component of the Credit Agreement over the next twelve months.

As of September 30, 2014, the Partnership had total borrowings outstanding under the Credit Agreement of $477.6 million, including $272.6 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $200.6 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $946.8 million and $479.9 million at September 30, 2014 and December 31, 2013, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC and Global Partners Energy Canada ULC.  The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6.                     Debt (continued)

Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2014.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

On October 6, 2014, in connection with the execution of the Stock Purchase Agreement dated October 3, 2014, by and among Warren Equities, Inc., (“Warren”), as the Company, The Warren Alpert Foundation, as the Seller, and GMG, as Buyer, and solely with respect to Section 10.20 and the other provisions in Article 10 related thereto, the Partnership, as Buyer Guarantor (the “Stock Purchase Agreement”), the Partnership and certain of its subsidiaries entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”), which eliminates the lender consent requirement for Permitted Acquisitions (as defined in the Credit Agreement) without regard to previously delineated dollar basket thresholds.

On October 20, 2014, in connection with the proposed acquisition of Warren (the “Warren Acquisition”), the Partnership and certain of its subsidiaries entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, upon the closing of the Warren Acquisition, Warren is required to be joined as a Borrower under the Credit Agreement and subsidiaries of Warren are required to be joined as guarantors under the Credit Agreement.  The Second Amendment also provides for an increase in the Aggregate Revolver Commitment (as defined in the Credit Agreement) in the amount of either $75.0 million or $150.0 million, at the option of the Borrowers (as defined in the Credit Agreement), which option will terminate at the earliest to occur of (x) the date that the Warren Acquisition is consummated, (y) the date that the Borrowers notify Bank of America, N.A., as Administrative Agent that the Warren Acquisition will not be consummated and (z) February 15, 2015.  If the option has not been exercised or terminated by January 15, 2015, the Borrowers will pay a ticking fee of 50 basis points (calculated based on the $150.0 million commitment increase, regardless of whether the Borrowers exercise the option to increase commitments by $150.0 million, $75.0 million, or not at all) for the period from January 15, 2015 until the earlier to occur of (x) the consummation of the Warren Acquisition, (y) the date the Aggregate Revolver Commitment is increased upon exercise of the Borrowers’ option and (z) termination of the Borrowers’ option.  Additionally, the Second Amendment revises the definition of “Combined EBITDA” for purposes of calculating the Combined Interest Coverage Ratio, the Combined Total Leverage Ratio and the Combined Senior Secured Leverage Ratio (as such terms are defined in the Credit Agreement), such that for any period in which the Warren Acquisition has occurred, Combined EBITDA will be adjusted to give effect to the Warren Acquisition.  Additionally, the Second Amendment eliminates the $400.0 million limit on Senior Unsecured Indebtedness and Subordinated Debt (as such terms are defined in the Credit Agreement).

In addition, the Second Amendment revises the definition of “Subsidiary” to exclude joint ventures in which the Partnership and its subsidiaries own more than 50% but less than 100% of the equity in such entity.  The assets held by such joint ventures are no longer required to be pledged as collateral to secure the obligations of the Partnership and its subsidiaries under the Credit Agreement.  The Second Amendment also increases the permitted investments basket for obligations due to the Partnership and its subsidiaries from $5.0 million to $50.0 million.

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

Closing of the offering occurred on June 24, 2014.  The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its revolving credit facility and to repurchase or exchange all of its $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows:  the principal amount of $70.0 million of the 8.0% Senior Notes and the principal amount of $80.0 million of the 7.75% Senior Notes, including premium payments but excluding accrued and unpaid interest.  Specifically, the Partnership paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes.  The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at September 30, 2014.

The Partnership accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, “Modification and Extinguishments,” as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms.  As a result of the $40.0 million extinguishment of the remaining principal debt, the Partnership incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees.  These expenses are included in interest expense in the accompanying statement of income for the nine months ended September 30, 2014.

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

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $0.7 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.  The Partnership is currently in the process of renewing the line of credit facility for an additional year.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized additional financing fees of $0 and $5.8 million for the three and nine months ended September 30, 2014, respectively, associated with the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022.  Amortization expenses of approximately $1.6 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $4.2 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                     Related Party Transactions

The Partnership is a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family.  The agreement, which extends through July 31, 2015 with annual renewal options thereafter, is accounted for as an operating lease.  After July 31, 2015, the agreement continues for successive one year terms unless either party gives notice to terminate at least 90 days prior to the expiration of the then current term.  The expenses under this agreement totaled approximately $2.3 million for each of the three months ended September 30, 2014 and 2013, and $6.9 million and $6.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $24,000 for each of the three months ended September 30, 2014 and 2013 and $72,000 for each of the nine months ended September 30, 2014 and 2013.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.  On March 9, 2012, in connection with the Partnership’s acquisition of Alliance, the agreement was amended to include the services provided by GPC to Alliance.  The agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 180 days’ notice at any time.  As of September 30, 2014, no such notice of termination was given by either party.

In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings Corp. (“AE Holdings”) entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year.  The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 180 days’ notice.  As of September 30, 2014, no such notice of termination was given by AE Holdings.

The General Partner employs all of the Partnership’s employees, except for certain of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $21.0 million and $13.9 million for the three months ended September 30, 2014 and 2013, respectively, and $57.3 million and $45.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2014	2013
Receivables from GPC	$61	$436
Receivables from the General Partner (1)	3,350	968
Total	$3,411	$1,404

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.4625	99.17%	0.83%
First Target Distribution	$0.4625	99.17%	0.83%
Second Target Distribution	above $0.4625 up to $0.5375	86.17%	13.83%
Third Target Distribution	above $0.5375 up to $0.6625	76.17%	23.83%
Thereafter	above $0.6625	51.17%	48.83%

The Partnership paid the following cash distributions during 2014 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/14/14 (1)	$0.6125	$16,802	$140	$932	$17,874
05/15/14 (2)	0.6250	17,145	143	1,035	18,323
08/14/14 (3)	0.6375	17,487	146	1,139	18,772

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

(3)          This distribution of $0.6375 per unit resulted in the Partnership exceeding its second target level distribution for the second quarter of 2014.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 22, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6525 per unit ($2.61 per unit on an annualized basis) for the period from July 1, 2014 through September 30, 2014.  On November 14, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2014.  This distribution will result in the Partnership exceeding its second target level distribution for the quarter ended September 30, 2014.

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and nine months ended September 30, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Wholesale Segment (1):
Sales
Gasoline and gasoline blendstocks	$1,692,757	$1,981,536	$5,841,042	$6,142,691
Crude oil (2)	621,392	768,150	1,855,661	2,805,504
Other oils and related products (3)	600,890	558,224	2,601,941	2,546,711
Total	$2,915,039	$3,307,910	$10,298,644	$11,494,906
Product margin
Gasoline and gasoline blendstocks	$25,370	$21,854	$70,959	$4,786
Crude oil (2)	44,670	24,621	98,256	70,503
Other oils and related products (3)	14,821	17,592	57,964	45,263
Total (4)	$84,861	$64,067	$227,179	$120,552
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$877,021	$870,689	$2,538,127	$2,449,400
Station operations (5)	47,757	40,970	124,921	109,891
Total	$924,778	$911,659	$2,663,048	$2,559,291
Product margin
Gasoline	$54,306	$43,443	$126,629	$110,533
Station operations (5)	25,905	21,287	68,609	59,062
Total	$80,211	$64,730	$195,238	$169,595
Commercial Segment:
Sales	$210,641	$213,857	$775,314	$740,175
Product margin	$5,234	$4,745	$23,295	$21,340
Combined sales and Product margin:
Sales	$4,050,458	$4,433,426	$13,737,006	$14,794,372
Product margin (4)(6)	$170,306	$133,542	$445,712	$311,487
Depreciation allocated to cost of sales	(14,871)	(15,449)	(44,628)	(40,525)
Combined gross profit (1)	$155,435	$118,093	$401,084	$270,962

(1)          Segment reporting results for the prior period have been reclassified to conform to the Partnership’s current presentation.

(2)          Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the nine months ended September 30, 2013, the above results are not directly comparable for periods prior to February 2013.

(3)          Other oils and related products primarily consist of distillates, residual oil and propane.

(4)          For the nine months ended September 30, 2014 and 2013, amounts include a $6.2 million decrease and a $6.6 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.4 million decrease and a $22.6 million increase, respectively, in the mark to market value of the renewable volume obligation (“RVO”) deficiency.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                     Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Combined gross profit (1)	$155,435	$118,093	$401,084	$270,962
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	41,408	27,889	110,379	79,232
Operating expenses	53,315	46,713	152,296	137,420
Amortization expense	4,522	4,773	13,574	13,321
Total operating costs and expenses	99,245	79,375	276,249	229,973
Operating income (1)	56,190	38,718	124,835	40,989
Interest expense	(12,324)	(10,855)	(35,677)	(32,113)
Income tax expense	(244)	(2,727)	(660)	(852)
Net income (1)	43,622	25,136	88,498	8,024
Net (income) loss attributable to noncontrolling interest	(1,114)	679	(1,699)	549
Net income attributable to Global Partners LP (1)	$42,508	$25,815	$86,799	$8,573

(1)          For the nine months ended September 30, 2014 and 2013, amounts include a $6.2 million decrease and a $6.6 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.4 million decrease and a $22.6 million increase, respectively, in the mark to market value of the RVO deficiency.

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2014 and 2013.

Segment Assets

In February 2013, the Partnership acquired transloading facilities and other assets from Basin Transload and Cascade Kelly which have been allocated to the Wholesale segment.  The Partnership acquired retail gasoline stations from Alliance in March 2012 and ExxonMobil in September 2010 which have been allocated to the GDSO segment.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2014 and December 31, 2013 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
September 30, 2014	$1,091,887	$—	$651,553	$434,254	$2,177,694
December 31, 3013	$1,214,591	$—	$648,629	$564,702	$2,427,922

(1)         Includes 40% owned by the noncontrolling interest at Basin Transload.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.              Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Buildings and improvements	$653,547	$601,900
Land	289,559	287,044
Fixtures and equipment	25,181	19,890
Construction in process	61,654	59,277
Capitalized internal use software	7,530	5,847
Total property and equipment	1,037,471	973,958
Less accumulated depreciation	(213,888)	(170,322)
Total	$823,583	$803,636

At September 30, 2014, construction in process includes $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly.  Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational by 2016; therefore, as of September 30, 2014, the recorded value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

The Partnership evaluates its assets for impairment on a quarterly basis.  No impairments were required for the three and nine months ended September 30, 2014.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.              Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2014 (in thousands):

	Balance at				Balance at
	December 31,	Payments in	Dispositions	Other	September 30,
Environmental Liability Related to:	2013	2014	2014	Adjustments	2014
ExxonMobil Gasoline Stations	$24,745	$(363)	$(159)	$(390)	$23,833
Alliance Gasoline Stations	13,921	(278)	—	2	13,645
Mutual Oil	625	(40)	—	—	585
Newburgh	1,500	—	—	—	1,500
Glenwood Landing and Inwood	301	(50)	—	—	251
Albany	47	(8)	—	—	39
Total environmental liabilities	$41,139	$(739)	$(159)	$(388)	$39,853

Current portion	$3,377				$3,320
Long-term portion	37,762				36,533
Total environmental liabilities	$41,139				$39,853

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

The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $2.3 million and $2.1 million in total asset retirement obligations at September 30, 2014 and December 31, 2013, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

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

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.6 million and $13.1 million at September 30, 2014 and December 31, 2013, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  These contracts are valued at the end of each quarter based on the then RIN spot rate.  Total losses from firm non-cancellable commitments at September 30, 2014 were immaterial.  The Partnership accrued for losses of these firm non-cancellable commitments of approximately $6.2 million at December 31, 2013.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Long-Term Incentive Plan (continued)

Pursuant to the Restated LTIP, the Compensation Committee of the board of directors of the General Partner (“the Committee”) has established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) may grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries who are employed within the United States, other than named executive officers.  The CEO Authorized LTIP program was approved for three consecutive calendar years commencing January 1, 2014, subject to modification or earlier termination by the Committee.  During each calendar year of the program, the CEO is authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, and no individual grant may be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee.  Awards granted pursuant to the CEO Authorized LTIP would be for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

Phantom Unit Awards

On June 27, 2013, the Committee granted a total of 498,112 phantom units under the Restated LTIP to certain employees and non-employee directors of the General Partner.  In connection with the awards, grantees who are employees entered into various forms of a Confidentiality, Non-Solicitation, and Non-Competition Agreement with the General Partner.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

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

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s award, is recognized over the requisite service period.  The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above.  The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis.  In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant.  Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  The Partnership recorded compensation expense related to these awards of approximately $0.9 million for each of the three months ended September 30, 2014 and 2013 and $2.6 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2014 was approximately $15.3 million and is expected to be recognized ratably over the remaining requisite service period.

On August 8, 2014, the CEO granted a total of 29,787 phantom units under the CEO Authorized LTIP to certain employees.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.              Long-Term Incentive Plan (continued)

The Partnership recorded compensation expense related to these awards of approximately $33,000 for the three and nine months ended September 30, 2014, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2014 was approximately $1.1 million and is expected to be recognized ratably over the remaining requisite service period.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 742,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 604,724 common units pursuant to the Repurchase Program for approximately $16.7 million, of which approximately $4.4 million was purchased in 2014.

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2014 and December 31, 2013 excluded 279,125 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The following table presents those financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value as of September 30, 2014				Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Hedged inventories	$184,016	$—	$184,016	$—	$452,302	$—	$452,302	$—
Fair value of forward fixed price contracts	57,121	—	43,656	13,465	46,007	—	31,931	14,076
Swap agreements and options	—	—	—	—	116	74	42	—
Interest rate cap	—	—	—	—	25	—	25	—
Broker margin deposits	10,792	10,792	—	—	21,792	21,792	—	—
Pension plan	17,531	17,531	—	—	18,267	18,267	—	—
Total	$269,460	$28,323	$227,672	$13,465	$538,509	$40,133	$484,300	$14,076

Liabilities:
Obligations on forward fixed price contracts	$(55,754)	$—	$(23,909)	$(31,845)	$(38,197)	$—	$(33,014)	$(5,183)
Mark to market loss related to RIN forward commitments	—	—	—	—	(6,166)	—	(6,166)	—
Swap agreements and option contracts	(778)	—	(778)	—	(108)	(74)	(34)	—
Foreign currency derivatives	—	—	—	—	(16)	—	(16)	—
Interest rate swaps	(6,927)	—	(6,927)	—	(9,462)	—	(9,462)	—
Total liabilities	$(63,459)	$—	$(31,614)	$(31,845)	$(53,949)	$(74)	$(48,692)	$(5,183)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.              Fair Value Measurements (continued)

The majority of the Partnership’s derivatives outstanding are reported at fair value based market quotes that are deemed to be observable inputs in an active market for similar assets and liabilities and are considered Level 2 inputs for purposes of fair value disclosures.  Specifically, the fair values of the Partnership’s financial assets and financial liabilities provided above were derived from NYMEX and New York Harbor quotes for the Partnership’s hedged inventories, forward fixed price contracts, swap agreements and option contracts and from the LIBOR rates for the Partnership’s interest rate swaps and interest rate cap.  The fair value of the foreign currency derivatives and the mark to market loss related to RIN forward commitments are based on broker price quotations.  The Partnership has not changed its valuation techniques or Level 2 inputs during the three and nine months ended September 30, 2014.

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

The following table presents a summary of the changes in fair value of the Partnership’s Level 3 financial assets and liabilities at September 30, 2014:

Fair value at December 31, 2013	$8,893
Change in fair value recorded in Cost of Sales	(27,273)
Fair value at September 30, 2014	$(18,380)

During the three months ended September 30, 2014, the Partnership made certain revisions to the unobservable valuation inputs for forward fixed price contracts related to crude oil.  Specifically, the Partnership made revisions to the computation of location basis and the estimated logistics margin in order to provide a more representative fair value measurement for these contracts.  The net impact of these revisions in the three and nine months ended September 30, 2014 was immaterial.

The fair values of the Partnership’s pension plan assets at September 30, 2014 and December 31, 2013 were determined by Level 1 inputs which principally consist of quoted prices in active markets for identical assets.  The plan assets primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.

Financial Instruments

The fair value of the Partnership’s financial instruments approximated the carrying value as of September 30, 2014 and December 31, 2013, in each case due to the short-term nature and the variable interest rate of the financial instruments.

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

On May 16, 2014, the Partnership received a subpoena from the SEC requesting information for relevant time periods primarily relating to the Partnership’s accounting for Renewable Identification Numbers and the recent restatement of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  The Partnership intends to continue to cooperate fully with, and has produced responsive materials to, the SEC.

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by the Partnership’s subsidiary, Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by the Partnership’s bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of the Partnership’s transloading operations.  The Partnership submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal.  The Administrative Law Judge set a hearing for January 14, 2015.  The Partnership also received a Pre- Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that the Partnership is in violation of the Existing Permit and informing it that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that the Partnership may have received, and may be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued the Partnership a civil penalty assessment (“CPA”) of $117,292.  The Partnership has meritorious defenses to the Modification, the allegations in the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, the Partnership submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  On August 17, 2014, ODEQ issued the New Permit to Cascade Kelly authorizing the storage and transloading of up to 1.8 billion gallons of crude oil or ethanol.  The issuance of the New Permit effectively moots potential operational interference related to ODEQ’s concerns regarding the Existing Permit as noted above.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.              Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2014 (in thousands):

Three Months Ended September 30, 2014	Pension Plan	Derivatives	Total
Balance at June 30, 2014	$(720)	$(9,985)	$(10,705)
Other comprehensive income before reclassifications of gain (loss)	(467)	1,929	1,462
Amount of gain (loss) reclassified from accumulated other comprehensive income	(128)	—	(128)
Total comprehensive income	(595)	1,929	1,334
Balance at September 30, 2014	$(1,315)	$(8,056)	$(9,371)

Nine Months Ended September 30, 2014	Pension Plan	Derivatives	Total
Balance at December 31, 2013	$(454)	$(10,856)	$(11,310)
Other comprehensive income before reclassifications of gain (loss)	(477)	2,800	2,323
Amount of gain (loss) reclassified from accumulated other comprehensive income	(384)	—	(384)
Total comprehensive income	(861)	2,800	1,939
Balance at September 30, 2014	$(1,315)	$(8,056)	$(9,371)

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

The Partnership has evaluated the accounting guidance recently issued and has determined that there are no other standards or updates that will have a material impact on its financial position, results of operations or cash flows.

Note 18.              Subsequent Events

On October 22, 2014, the board of directors of the General Partner declared a quarterly cash distribution of $0.6525 per unit ($2.61 per unit on an annualized basis) for the period from July 1, 2014 through September 30, 2014.  On November 14, 2014, the Partnership will pay this cash distribution to its common unitholders of record as of the close of business November 5, 2014.

On October 3, 2014, GMG, as Buyer and the Partnership, as Buyer Guarantor, entered into the Stock Purchase Agreement with Warren, as the Company, and The Warren Alpert Foundation, as Seller.  Under the terms of the Stock Purchase Agreement, GMG will acquire 100% of the equity interests in Warren from The Warren Alpert Foundation for a cash purchase price of approximately $383.0 million, subject to certain post-closing adjustments to take into account the actual amount of certain assets and liabilities of Warren as of the closing date.  Concurrent with the execution of the Stock Purchase Agreement, GMG deposited $19.25 million (the “Deposit”) to be held in an escrow account.  Upon closing of the Warren Acquisition, the Deposit will be credited towards the purchase price due at closing.

The Stock Purchase Agreement provides that the closing will take place on January 5, 2015, subject to GMG’s right to extend the closing for up to 210 days, under certain circumstances, if the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), as amended, has not expired or terminated.  Closing of the Warren Acquisition is conditioned upon the satisfaction or waiver of customary closing conditions, including HSR approval and delivery of all items required by the Stock Purchase Agreement.  On October 30, 2014, notification of early termination of the waiting period under HSR was received.

The Stock Purchase Agreement contains customary representations and warranties and covenants by each of the parties.  Among other covenants, during the period between the execution of the Stock Purchase Agreement and the closing of the Warren Acquisition, Warren has agreed to, and The Warren Alpert Foundation has agreed to cause Warren to, conduct its business in the ordinary and regular course and not to engage in certain types of activities and transactions, subject to certain exceptions.

Pursuant to the Stock Purchase Agreement, the Partnership has agreed to guarantee full payment and performance of GMG’s obligations under the Stock Purchase Agreement.

On October 6, 2014, in connection with the execution of the Stock Purchase Agreement, the Partnership and certain of its subsidiaries entered into the First Amendment.  On October 20, 2014, in connection with the proposed acquisition of Warren, the Partnership and certain of its subsidiaries entered into the Second Amendment.  See Note 6 for additional information.

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

•                     There can be no guarantee that the proposed acquisition of Warren Equities, Inc. (“Warren”) will be completed, or if it is completed, the timeframe in which it will be completed or if we can achieve all of the expected synergies or improvements in Warren’s historical results.  The proposed acquisition of Warren is subject to the satisfaction of certain closing conditions.

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

Overview

General

We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail, establishing a “virtual pipeline” from the mid-continent region of the United States and Canada to refiners and other customers on the East and West Coasts.  We own and control transload terminals in North Dakota and Oregon that extend our origin-to-destination capabilities.  We also own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We are one of the largest distributors of gasoline (including gasoline blendstocks such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are a major multi-brand gasoline distributor and, as of September 30, 2014, had a portfolio of approximately 900 owned, leased and/or supplied gasoline stations primarily in the Northeast.  We receive revenue from retail sales of gasoline, convenience store sales and gasoline station rental income.  We are also a distributor of natural gas and propane.

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

Collectively, we sold approximately $4.0 billion and $13.6 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and nine months ended September 30, 2014, respectively.  In addition, we had other revenues of approximately $47.7 million and $124.9 million for the three and nine months ended September 30, 2014, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

Warren Acquisition

On October 6, 2014, Global Montello Group Corp. (“GMG”), our wholly owned subsidiary, and we entered into the Stock Purchase Agreement dated October 3, 2014, by and among Warren Equities, Inc., (“Warren”), as the Company, The Warren Alpert Foundation, as the Seller, and GMG, as Buyer, and solely with respect to Section 10.20 and the other provisions in Article 10 related thereto, we, as Buyer Guarantor (the “Stock Purchase Agreement”).  Under the terms of the Stock Purchase Agreement, GMG will acquire 100% of the equity interests in Warren (the “Warren Acquisition”) from The Warren Alpert Foundation for a cash purchase price of approximately $383.0 million, subject to certain post-closing adjustments to take into account the actual amount of certain assets and liabilities of Warren as of the closing date.  Concurrent with the execution of the Stock Purchase Agreement, GMG deposited $19.25 million (the “Deposit”) to be held in an escrow account.  Upon closing of the Warren Acquisition, the Deposit will be credited towards the purchase price due at closing.

The Stock Purchase Agreement provides that the closing will take place on January 5, 2015, subject to GMG’s right to extend the closing for up to 210 days, under certain circumstances, if the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), as amended, has not expired or terminated.  Closing of the Warren Acquisition is conditioned upon the satisfaction or waiver of customary closing conditions, including HSR approval and delivery of all items required by the Stock Purchase Agreement.  On October 30, 2014, notification of early termination of the waiting period under HSR was received.

The Stock Purchase Agreement contains customary representations and warranties and covenants by each of the parties.  Among other covenants, during the period between the execution of the Stock Purchase Agreement and the closing of the Warren Acquisition, Warren has agreed to, and The Warren Alpert Foundation has agreed to cause Warren to, conduct its business in the ordinary and regular course and not to engage in certain types of activities and transactions, subject to certain exceptions.

Pursuant to the Stock Purchase Agreement, we have agreed to guarantee full payment and performance of GMG’s obligations under the Stock Purchase Agreement.

We have availability under our revolving credit facility to consummate the transaction, and we expect to finance the Warren Acquisition longer term with approximately a 60/40 blend of debt and equity.  See Note 6 of Notes to Consolidated Financial Statements and “—Liquidity and Capital Resources—Credit Agreement” for additional information on our credit facility.

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

In February 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”), which operates two transloading facilities in Columbus and Beulah, North Dakota for crude oil and other products, and 100% of the membership interest in Cascade Kelly Holdings LLC (“Cascade Kelly”), which owns a West Coast crude oil transloading and ethanol manufacturing facility in Clatskanie, Oregon.  In January 2013, we signed a five-year contract with Phillips 66 under which we use our storage, rail transloading, logistics and transportation system to deliver crude oil from the Bakken region to Phillips 66’s Bayway, New Jersey refinery.

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

In September 2010, we completed the acquisition from ExxonMobil Corporation of 190 retail gasoline stations, together with the rights to (i) supply Mobil-branded fuel to those stations as well as an additional 31 existing locations in Massachusetts, New Hampshire and Rhode Island and (ii) expand supply opportunities for Mobil-branded and Exxon-branded fuel in certain other New England states.  This acquisition expanded our wholesale supply business and added vertical integration to our transportation fuel business in New England.  On March 1, 2012, we acquired Alliance Energy LLC (“Alliance”), a gasoline distributor and operator of gasoline stations and convenience stores.  As of the date of the acquisition, Alliance’s portfolio included approximately 540 gasoline stations in the Northeast, of which it owned or held under long-term lease approximately 250 stations, and had supply contracts for the remaining stations.  The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont.  Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.  Prior to the closing of the acquisition, Alliance was wholly owned by AE Holdings Corp. (“AE Holdings”) which, on March 1, 2012, was 95% owned by members of the Slifka family.

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

Commercial

This segment includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, renewable fuels and natural gas.  In the case of commercial and industrial end user customers, we sell our products primarily either through a competitive bidding process or through contracts of various terms.  Our Commercial segment also includes sales of custom blended distillates and residual oil delivered by barge or from a terminal dock to ships through bunkering activity.  For the three and nine months ended September 30, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for the Commercial operating segment as we believe such disclosures are meaningful to the user of our financial information.

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

•            We depend upon rail and marine transportation services for a substantial portion of our logistics business in transporting the products we sell.  A disruption in rail and marine transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service.  In addition, accidents, labor disputes between the railroads and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and our disruptions in railroad logistics could also disrupt rail service.  These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.  Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

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

•            New, stricter environmental laws and regulations could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters.  The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment over time.  Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.  The federal government recently proposed a federal rule proposing new design and construction requirements for railroad tank cars that are used to transport crude oil and ethanol.  The establishment of more stringent design or construction requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant rail cars available to transport crude oil and ethanol, which could adversely affect our business.  Likewise, some environmental interest groups have recently commenced efforts to seek to use state and local laws to restrict the types of railroad tanks cars that can be used to deliver crude oil to petroleum bulk storage terminals.  While these efforts have not succeeded to date, were such state and local laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.  There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

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

Three and Nine Months Ended September 30, 2014 and 2013

During the three and nine months ended September 30, 2014 and 2013, we experienced the following:

•            In our Wholesale segment, our product margin from crude oil increased for the three months ended September 30, 2014 due to increased crude oil activities at our transloading facilities and improved margins.  Our product margin from crude oil increased for the nine months ended September 30, 2014 due to (i) a full nine months of Basin Transload and Cascade Kelly, and (ii) increased crude oil activities at our transloading facilities and improved margins during the third quarter of 2014, which more than offset the impact of extreme cold and snow during the first quarter and early into the second quarter of 2014 which impacted rail traffic, increased congestion and caused delays which reduced crude oil activity.  During the third quarter of 2013, supply dislocations in the crude oil market negatively impacted our volumes and product margins for the three and nine months ended September 30, 2013.

•            In our Wholesale segment, our product margin from wholesale gasoline and gasoline blendstocks increased for the three months ended September 30, 2014 due to, in part, improved margins related to market conditions during the third quarter of 2014 compared to the same period in 2013 when gasoline blendstocks, primarily ethanol, were substantially backward which negatively impacted our product margin for the three months ended September 30, 2013.  Changes in the RIN forward commitments and RVO deficiency were immaterial for the three months ended September 30, 2014.  For the three months ended September 30, 2013, there was a decrease in the mark to market loss related to RIN forward commitments of $15.5 million, offset by an increase of $13.5 million in the mark to market value of the RVO deficiency, resulting in a $2.0 million favorable impact on our product margin.

•             Our product margin from wholesale gasoline and gasoline blendstocks increased for the nine months ended September 30, 2014 due to:

➢

Improved margins related to market conditions during the third quarter of 2014 compared to the same period in 2013 when gasoline blendstocks, primarily ethanol, were substantially backward which negatively impacted our product margin for the nine months ended September 30, 2013.

➢

Severe weather conditions and resulting rail congestion which contributed to very favorable market conditions for us in gasoline blendstocks during the first quarter of 2014 as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.

➢

An unfavorable impact of $29.2 million for the nine months ended September 30, 2013 due to increases in the mark to market loss related to RIN forward commitments of $6.6 million and the mark to market value of the RVO deficiency of $22.6 million. For the nine months ended September 30, 2014, our product margin was favorably impacted by $18.6 million due to the decreases in the mark to market loss related to RIN forward commitments of $6.2 million and the mark to market value of the RVO deficiency of $12.4 million, which was largely offset by the expense incurred to purchase RINs during the first three months of 2014 to reduce these liabilities.

•            Temperatures for the nine months ended September 30, 2014 were 5% colder than normal and 9% colder than the same period in 2013 which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment for the first nine months of 2014, particularly in the first quarter ended March 31, 2014 when temperatures were 9% colder than normal and 11% colder than the same period in 2013.

•            Our SG&A expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of increased overhead expenses and professional and consulting fees incurred to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.  Operating expenses also increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013, primarily related to our retail gasoline stations, including expenses associated with our new retail locations and recently renovated sites.

•            In our GDSO segment, rising gasoline prices typically compress our gasoline distribution product margins and declining gasoline prices typically improve our gasoline distribution product margins.  The extent of the impact on our product margins depends on the magnitude and duration of the impact and direction of the market.  Our GDSO gasoline distribution product margins were positively impacted during the three months ended September 30, 2014 and 2013 due to declining gasoline prices but were negatively impacted during the first nine months of 2014 and 2013 due to rising gasoline prices during the first six months of 2014 and 2013.

Our gasoline distribution product margin was also positively impacted during the three and nine months ended September 30, 2014 by the completion of certain raze and rebuilds and new-to-industry sites.

•            In our GDSO segment, our station operations product margin was positively impacted for the three and nine months ended September 30, 2014 by the completion of certain raze and rebuilds and to the addition of 11 convenience store/commission agent locations during 2014.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014	2013
Net income attributable to Global Partners LP (1)	$42,508		$25,815		$86,799	$8,573
Net income per diluted limited partner unit (2)	$1.50		$0.91		$3.03	$0.23
EBITDA (1)(3)	$74,717		$58,458		$180,347	$92,537
Distributable cash flow (1)(4)	$51,509		$44,443		$116,865	$52,750

Wholesale Segment (5):
Volume (gallons)	1,093,982		1,171,484		3,715,198	4,124,773
Sales
Gasoline and gasoline blendstocks	$1,692,757		$1,981,536		$5,841,042	$6,142,691
Crude oil (6)	621,392		768,150		1,855,661	2,805,504
Other oils and related products (7)	600,890		558,224		2,601,941	2,546,711
Total	$2,915,039		$3,307,910		$10,298,644	$11,494,906
Product margin
Gasoline and gasoline blendstocks	$25,370		$21,854		$70,959	$4,786
Crude oil (6)	44,670		24,621		98,256	70,503
Other oils and related products (7)	14,821		17,592		57,964	45,263
Total (1)	$84,861		$64,067		$227,179	$120,552
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	268,867		276,254		767,684	783,755
Sales
Gasoline	$877,021		$870,689		$2,538,127	$2,449,400
Station operations (8)	47,757		40,970		124,921	109,891
Total	$924,778		$911,659		$2,663,048	$2,559,291
Product margin
Gasoline	$54,306		$43,443		$126,629	$110,533
Station operations (8)	25,905		21,287		68,609	59,062
Total	$80,211		$64,730		$195,238	$169,595
Commercial Segment:
Volume (gallons)	84,998		84,026		301,027	292,566
Sales	$210,641		$213,857		$775,314	$740,175
Product margin	$5,234		$4,745		$23,295	$21,340
Combined sales and Product margin:
Sales	$4,050,458		$4,433,426		$13,737,006	$14,794,372
Product margin (1)(9)	$170,306		$133,542		$445,712	$311,487
Depreciation allocated to cost of sales	(14,871)		(15,449)		(44,628)	(40,525)
Combined gross profit (1)	$155,435		$118,093		$401,084	$270,962

Weather conditions:
Normal heating degree days	96		96		3,750	3,750
Actual heating degree days	76		85		3,944	3,617
Variance from normal heating degree days	(21%	)	(11%	)	5%	(4%	)
Variance from prior period actual heating degree days	(11%	)	18%		9%	21%

(1)         For the nine months ended September 30, 2014 and 2013, amounts include a $6.2 million decrease and a $6.6 million increase, respectively, in the mark to market loss related to RIN forward commitments and a $12.4 million decrease and a $22.6 million increase, respectively, in the mark to market value of the RVO deficiency.

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

(6)         Crude oil consists of our crude oil sales and revenue from our logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly.  As the Basin Transload and Cascade Kelly assets were not in place for a portion of the nine months ended September 30, 2013, the above results are not directly comparable for periods prior to February 2013.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of net income to EBITDA:
Net income	$43,622	$25,136	$88,498	$8,024
Net (income) loss attributable to noncontrolling interest	(1,114)	679	(1,699)	549
Net income attributable to Global Partners LP	42,508	25,815	86,799	8,573
Depreciation and amortization, excluding the impact of noncontrolling interest	19,651	19,061	57,253	50,999
Interest expense, excluding the impact of noncontrolling interest	12,314	10,855	35,635	32,113
Income tax expense	244	2,727	660	852
EBITDA	$74,717	$58,458	$180,347	$92,537

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$144,367	$(73,600)	$194,001	$254,112
Net changes in operating assets and liabilities and certain non-cash items	(79,167)	119,537	(42,750)	(190,554)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(3,041)	(1,061)	(7,199)	(3,986)
Interest expense, excluding the impact of noncontrolling interest	12,314	10,855	35,635	32,113
Income tax expense	244	2,727	660	852
EBITDA	$74,717	$58,458	$180,347	$92,537

For the nine months ended September 30, 2014, EBITDA was favorably impacted due to the decreases in the mark to market loss related to RIN forward commitments of $6.2 million and the mark to market value of the RVO deficiency of $12.4 million, resulting in an $18.6 million favorable impact which was largely offset by the expense incurred to purchase RINs during the first three months of 2014 to reduce these liabilities.  For the nine months ended September 30, 2013, EBITDA was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $6.6 million and the mark to market value of the RVO deficiency of $22.6 million, resulting in a $29.2 million unfavorable impact.

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation of net income to distributable cash flow:
Net income	$43,622	$25,136	$88,498	$8,024
Net (income) loss attributable to noncontrolling interest	(1,114)	679	(1,699)	549
Net income attributable to Global Partners LP	42,508	25,815	86,799	8,573
Depreciation and amortization, excluding the impact of noncontrolling interest	19,651	19,061	57,253	50,999
Amortization of deferred financing fees	1,620	1,744	4,187	5,062
Amortization of senior notes discount	225	105	435	263
Amortization of routine bank refinancing fees	(1,339)	(985)	(3,342)	(2,955)
Maintenance capital expenditures	(11,156)	(1,297)	(28,467)	(9,192)
Distributable cash flow	$51,509	$44,443	$116,865	$52,750

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$144,367	$(73,600)	$194,001	$254,112
Net changes in operating assets and liabilities and certain non-cash items	(79,167)	119,537	(42,750)	(190,554)
Amortization of deferred financing fees	1,620	1,744	4,187	5,062
Amortization of senior notes discount	225	105	435	263
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(3,041)	(1,061)	(7,199)	(3,986)
Amortization of routine bank refinancing fees	(1,339)	(985)	(3,342)	(2,955)
Maintenance capital expenditures	(11,156)	(1,297)	(28,467)	(9,192)
Distributable cash flow	$51,509	$44,443	$116,865	$52,750

For the nine months ended September 30, 2014, distributable cash flow was favorably impacted due to the decreases in the mark to market loss related to RIN forward commitments of $6.2 million and the mark to market value of the RVO deficiency of $12.4 million, resulting in an $18.6 million favorable impact which was largely offset by the expense incurred to purchase RINs during the first three months of 2014 to reduce these liabilities.  For the nine months ended September 30, 2013, distributable cash flow was adversely impacted due to the increases in the mark to market loss related to RIN forward commitments of $6.6 million and the mark to market value of the RVO deficiency of $22.6 million, resulting in a $29.2 million unfavorable impact.

Consolidated Results

Our total sales were $4.0 billion and $4.4 billion for the three months ended September 30, 2014 and 2013, respectively, a decrease of $0.4 billion, or 9%, primarily due to a decrease in volume sold.  Our aggregate volume of product sold was 1.4 billion gallons and 1.5 billion gallons for the three months ended September 30, 2014 and 2013, respectively.  The 84 million gallon decrease in volume sold includes decreases of 78 million gallons in our Wholesale segment, primarily in gasoline blendstocks and in crude oil due to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics, and 7 million in our GDSO segment, offset by an increase of 1 million gallons in our Commercial segment.

Our gross profit was $155.4 million and $118.1 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $37.3 million, or 32%, due primarily to product margin increases (i) in our Wholesale segment from increased crude oil activities at our transloading facilities and, to a lesser extent, improved market conditions in gasoline and gasoline blendstocks, and (ii) within our GDSO segment from gasoline distribution, due to declining prices during the third quarter, and from station operations due to the completion of certain raze and rebuilds and to the addition of 11 convenience store/commission agent locations during 2014.

Our total sales were $13.7 billion and $14.8 billion for the nine months ended September 30, 2014 and 2013, respectively, a decrease of $1.1 billion, or 7%, primarily due to a decrease in volume sold.  Our aggregate volume of product sold was 4.8 billion gallons and 5.2 billion gallons for the nine months ended September 30, 2014 and 2013, respectively.  The 417 million gallon decrease in volume sold includes decreases of 409 million gallons in our Wholesale segment and 16 million in our GDSO segment, offset by an increase of 8 million gallons in our Commercial segment.  The decrease in volume sold in our Wholesale segment was due primarily to a decrease in our crude oil activity as a result, in part, of rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014 and to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics, offset by an increase in volume sold in distillates due, in part, to colder weather period over period.  The number of actual heating degree days increased by 9% to 3,944 for the first nine months of 2014 compared to 3,617 for the same period in 2013.

Our gross profit was $401.1 million and $270.9 million for the first nine months of 2014 and 2013, respectively, an increase of $130.2 million, or 48%, which was attributed to (i) decreases of $6.2 million in the liability related to RIN forward commitments and $12.4 million in the mark to market value of the RVO deficiency during the first nine months of 2014, resulting in an $18.6 million favorable impact (which was largely offset by the expense incurred to purchase RINs during the first three months of 2014 to reduce these liabilities), compared to a $29.2 million negative impact during the first nine months of 2013 from increases of $6.6 million in the liability related to RIN forward commitments and $22.6 million in the mark to market value of the RVO deficiency, (ii) an increase in our crude oil activities, including a full nine months of Basin Transload and Cascade Kelly, and improved margins during the third quarter of 2014, (iii) improved GDSO product margins which were, however, negatively impacted by rising gasoline prices during the first half of 2014 and 2013, (iv) colder weather period over period which improved our product margins for other oils and related products in our Wholesale segment and for weather sensitive products in our Commercial segment, and (v) severe winter weather, including extreme cold and snow and resulting rail congestion, which contributed to very favorable market conditions for us in gasoline blendstocks, primarily ethanol.  Our gross profit for the first nine months of 2014 was negatively impacted by a challenging futures market during the second quarter of 2014, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol, and by extreme cold and snow which impacted rail traffic, increased congestion and caused delays which reduced crude oil activities during the first quarter and early into the second quarter of 2014.  For the nine months ended September 30, 2013, our gross profit was negatively impacted by a substantially backward market in gasoline blendstocks, primarily ethanol, and by supply dislocations in the crude oil market during the third quarter of 2013.

Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $1.7 billion and $2.0 billion for the three months ended September 30, 2014 and 2013, respectively, and $5.8 billion and $6.1 billion for the nine months ended September 30, 2014 and 2013, respectively.  The decreases of $0.3 billion, or 14%, and $0.3 billion, or 5%, for the three and nine months ended September 30, 2014, respectively, were due to decreases in volume sold and in gasoline prices during the third quarter.

Our gasoline and gasoline blendstocks product margin was $25.4 million and $21.9 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $3.5 million, or 16%, due to, in part, improved margins related to market conditions during the third quarter of 2014 compared to the same period in 2013 when gasoline blendstocks, primarily ethanol, were substantially backward which negatively impacted our product margin for the three months ended September 30, 2013.

Our gasoline and gasoline blendstocks product margin was $71.0 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The $66.2 million increase was primarily due to:  (i) decreases of $6.2 million in the liability related to RIN forward commitments and $12.4 million in the mark to market value of the RVO deficiency during the first nine months of 2014, resulting in an $18.6 million favorable impact (which was largely offset by the expense incurred to purchase RINs during the first three months of 2014 to reduce these liabilities), compared to a $29.2 million unfavorable impact during the nine months ended September 30, 2013 from increases of $6.6 million in the liability related to RIN forward commitments and $22.6 million in the mark to market value of the RVO deficiency, (ii) severe winter weather and resulting rail congestion which contributed to very favorable market conditions for us in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product, and (iii) improved margins related to market conditions during the third quarter of 2014 compared to the same period in 2013 when gasoline blendstocks, primarily ethanol, were substantially backward which negatively impacted our product margin for the nine months ended September 30, 2013.

Crude Oil.  Crude oil sales and logistics revenues were $0.6 billion and $0.8 billion for the three months ended September 30, 2014 and 2013, respectively, and $1.9 billion and $2.8 billion for the nine months ended September 30, 2014 and 2013, respectively.  The decreases of $0.2 billion and $0.9 billion for the three and nine months ended September 30, 2014, respectively, were due to decreases in volume sold due to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics.

Our product margin from crude oil was $44.7 million and $24.6 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $20.1 million, or 82%, due to increased crude oil activities at our transloading facilities and improved margins.  During the third quarter of 2013, supply dislocations in the crude oil market negatively impacted our volumes and product margins for the three months ended September 30, 2013.

Our product margin from crude oil was $98.3 million and $70.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $27.8 million, or 39%, primarily due to (i) a full nine months of Basin Transload and Cascade Kelly, and (ii) increased crude oil activities at our transloading facilities and improved margins during the third quarter of 2014, which more than offset the impact of extreme cold and snow during the first quarter and early into the second quarter of 2014 which impacted rail traffic, increased congestion and caused delays which reduced crude oil activity.  During the third quarter of 2013, supply dislocations in the crude oil market negatively impacted our volumes and product margins for the nine months ended September 30, 2013.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.6 billion and $0.5 billion for the three months ended September 30, 2014 and 2013, respectively, and $2.6 billion and $2.5 billion for the nine months ended September 30, 2014 and 2013.  Our product margin from other oils and related products was $14.8 million and $17.6 million for the three months ended September 30, 2014 and 2013, respectively, a decrease of $2.8 million, or 16%, primarily in distillates.  Our product margin from other oils and related products was $57.9 million and $45.3 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $12.6 million, or 28%, due to colder weather during the first quarter of 2014 when temperatures were 9% colder than normal and 11% colder than the same period in 2013 which improved our distillates and residual oil product margins.

Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $877.0 million and $870.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 billion and $2.4 billion for the nine months ended September 30, 2014 and 2013, respectively.  Our product margin from gasoline distribution was $54.3 million and $43.4 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $10.9 million, and $126.6 million and $110.5 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $16.1 million.  The increases in our product margin from gasoline distribution for the three and nine months ended September 30, 2014 were due to declining gasoline prices during the third quarter and to the completion of certain raze and rebuilds and new-to-industry sites.  Our product margin for the first nine months of 2014, however, was negatively impacted due to rising gasoline prices during the first six months of 2014.

Station Operations.  Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues of approximately $47.7 million and $41.0 million for the three months ended September 30, 2014 and 2013, respectively, and $124.9 million and $109.9 million for the nine months ended September 30, 2014 and 2014, respectively.  Our product margin from station operations was $25.9 million and $21.3 million for the three months ended September 30, 2014 and 2013, respectively, and $68.6 million and $59.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases in sales and product margin for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were due to the completion of certain raze and rebuilds and to the addition of 11 convenience store/commission agent locations during 2014.

Commercial Segment

Our commercial sales were $210.6 million and $213.9 million for the three months ended September 30, 2014 and 2013, respectively, and $775.3 million and $740.2 million for the nine months ended September 30, 2014 and 2013, respectively.  Our commercial product margin was $5.2 million and $4.7 million for the three months ended September 30, 2014 and 2013, respectively, and $23.3 million and $21.3 million for the nine months ended September 30, 2014 and 2013, respectively.  In our Commercial segment, residual oil accounted for approximately 52% and 54% of our total commercial volume sold for the three months ended September 30, 2014 and 2013, respectively, and 50% and 51% of our total commercial volume sold for the nine months ended September 30, 2014 and 2013, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses increased by $13.5 million, or 48%, to $41.4 million for the three months ended September 30, 2014 compared to $27.9 million for the same period in 2013.  The increase includes increases of $4.8 million in incentive compensation, primarily accrued for in line with our performance, $3.5 million in professional fees, $1.8 million in overhead expenses, $1.6 million in depreciation expense and $2.3 million in other SG&A expenses, offset by a decrease of $0.5 million in bank fees.  The overall increase in SG&A expenses is attributed to additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.

SG&A expenses increased by $31.2 million, or 39%, to $110.4 million for the nine months ended September 30, 2014 compared to $79.2 million for the same period in 2013.  The increase, which reflects expenses for the full first nine months of 2014 for Basin Transload and Cascade Kelly, includes increases of $14.9 million in incentive compensation, primarily accrued for in line with our performance, $7.5 million in professional fees, $5.0 million in overhead expenses, $2.9 million in depreciation expense and $5.1 million in other SG&A expenses, offset by decreases of $2.1 million in bad debt expense and $2.1 million in bank fees.  The overall increase in SG&A expenses is attributed to additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities.

Operating Expenses

Operating expenses increased by $6.6 million, or 14%, to $53.3 million for the three months ended September 30, 2014 compared to $46.7 million for the same period in 2013.  The increase was primarily due to increases of $3.8 million in costs related to the operations of our retail gasoline stations, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, $1.3 million in costs associated with our crude oil operations, $1.0 million in operating costs associated with our terminals in Albany, New York and $0.5 million in other operating expenses.

Operating expenses increased by $14.9 million, or 11%, to $152.3 million for the nine months ended September 30, 2014 compared to $137.4 million for the same period in 2013.  The increase was primarily due to increases of $10.2 million in costs related to the operations of our retail gasoline stations, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, $3.1 million in costs associated with our crude oil operations, including a full first nine months of 2014 related to our 2013 acquisitions of Basin Transload and Cascade Kelly, $2.7 million in operating costs associated with our terminals in Albany, New York and $0.7 million in other operating expenses.  The increase in operating expenses was offset by a $1.8 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013.

Amortization Expense

Amortization expense related to our intangible assets was $4.5 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, and $13.5 million and $13.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense was $12.3 million and $10.8 million for the three months ended September 30, 2014 and 2013, respectively, and $35.7 million and $32.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The increases of $1.5 million and $3.6 million for the three and nine months ended September 30, 2014, respectively, were primarily attributed to increased interest related to our 6.25% Notes (see Note 6 to Notes to Consolidated Financial Statements).  The $3.6 million increase in interest expense for the nine months ended September 30, 2014 was also due to expenses of $1.6 million associated with the write-off of certain financing fees in connection with the issuance of the 6.25% Notes and to additional borrowings related to our 2013 acquisitions of Basin Transload and Cascade Kelly and interest expense related to our 8.0% senior notes and 7.75% senior notes.

Income Tax Expense

Income tax expense of $0.2 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net (Income) Loss Attributable to Noncontrolling Interest

On February 1, 2013, we acquired a 60% membership interest in Basin Transload.  The net (income) loss attributable to noncontrolling interest of approximately ($1.1 million) and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and ($1.7 million) and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, represents Basin Transload’s 40% ownership of the net (income) loss reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.  Working capital decreased by $150.1 million to $251.6 million at September 30, 2014 compared to $401.7 million at December 31, 2013, in part due to seasonality, carrying lower levels of inventory and declining prices, which resulted in decreases in net accounts receivable and inventories of $157.2 million and $117.1 million, respectively, and an increase in the current portion of our working capital revolving credit facility of $113.0 million, partially offset by a decrease in accounts payable of $235.4 million.  In addition, at December 31, 2013, working capital included an accrued liability for a mark to market value of the RVO deficiency of $13.1 million and a mark to market loss related to RIN forward commitments of $6.2 million, compared to a $0.6 million accrued liability for a mark to market value of the RVO deficiency at September 30, 2014.

On February 14, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $17.9 million for the fourth quarter of 2013.  On May 15, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $18.3 million for the first quarter of 2014.  On August 14, 2014, we paid a cash distribution to our common unitholders and our general partner of approximately $18.8 million for the second quarter of 2014.  On October 22, 2014, the board of directors of our general partner declared a quarterly cash distribution of $.06525 per unit ($2.61 per unit on an annualized basis) for the period from July 1, 2014 through September 30, 2014 to our common unitholders of record as of the close of business November 5, 2014.  We expect to pay the cash distribution of approximately $19.3 million on November 14, 2014.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2014 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver loan obligations (1)	$477,765	$117,322	$218,230	$142,213	$—
Senior notes obligation (2)	562,500	11,719	46,875	46,875	457,031
Operating lease obligations (3)	491,296	24,579	190,908	129,411	146,398
Capital lease obligations	695	44	353	298	—
Other long-term liabilities (4)	126,961	2,646	21,405	26,932	75,978
Total	$1,659,217	$156,310	$477,771	$345,729	$679,407

(1)            Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2014 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

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

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $28.5 million and $9.2 million in maintenance capital expenditures for the nine months ended September 30, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $45.1 million and $163.4 million in expansion capital expenditures for the nine months ended September 30, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Specifically, for the nine months ended September 30, 2014, expansion capital expenditures included approximately $16.1 million in new site development, rebuilds, expansion and improvements at certain retail gasoline stations, $15.9 million in costs associated with our crude oil activities, $4.7 million in costs associated with our propane storage and distribution facility in Albany, New York and $8.4 million in other expansion capital expenditures including, in part, office consolidation costs, investments in information technology and computer upgrades at various terminals, and additional equipment costs related to our compressed natural gas operations.  The $15.9 million in costs associated with our crude oil activities include, in part, tank construction projects, rail expansion and improvement costs and the purchase of land for future rail expansion.

Specifically, for the nine months ended September 30, 2013, expansion capital expenditures included approximately $125.7 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload.  In addition, we had $37.7 million in expansion capital expenditures which consisted of $18.1 million in new site development, expansion and improvements at certain retail gasoline stations, $12.8 million in costs associated with our crude oil activities, $4.2 million in costs associated with the building of a propane storage and distribution facility in Albany, New York, and $2.6 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment at our Albany terminal.  The $12.8 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build-out project to increase the rail receipt and throughput storage capacities of ethanol and crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.

Certain of the $15.9 million and $12.8 million for the nine months ended September 30, 2014 and 2013, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statement of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests (see Note 1 for additional information on the noncontrolling interest).

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by operating activities	$194,001	$254,112
Net cash used in investing activities	$(70,186)	$(226,428)
Net cash used in financing activities	$(127,487)	$(18,593)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $194.0 million and $254.1 million for the nine months ended September 30, 2014 and 2013, respectively, for a period-over-period decrease in cash provided by operating activities of $60.1 million.  The primary drivers of the decrease include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2014	2013	Change
Increase in net income	$88,498	$8,024	$80,474
Decrease in accounts receivable	$156,249	$70,202	$86,047
Decrease in inventories	$117,097	$237,386	$(120,289)
Decrease in accounts payable	$(235,370)	$(147,359)	$(88,011)
Decrease in the change in fair value of forward fixed price contracts	$6,443	$15,472	$(9,029)

For the nine months ended September 30, 2014, the decreases in accounts payable and inventories were primarily due to carrying lower levels of inventory, in part as a result of a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics, and, to a larger extent, declining prices.  The decrease in net cash provided by operating activities was offset by the year-over-year increase in net income of $80.5 million.

Comparatively, for the nine months ended September 30, 2013, the decreases in accounts receivable and accounts payable were primarily due to the decrease in our positive and negative exchange balances, offset by an increase in our crude oil activities and to increased prices period over period.  The decrease in inventories was primarily due to carrying lower levels of inventory, partially offset by the increase in prices.

In addition, through the use of regulated exchanges or derivatives, we maintain a position that is substantially hedged with respect to our inventories.  Specifically, due to market direction, the contracts supporting our forward fixed price hedge program provided less funds for the nine months ended September 30, 2014 than for the same period in 2013.

Net cash used in investing activities was $70.2 million for the nine months ended September 30, 2014 and included $45.1 million in expansion capital expenditures and $28.5 million in maintenance capital expenditures, offset by $3.4 million in proceeds from the sale of property and equipment.

For the nine months ended September 30, 2013, net cash used in investing activities was $226.4 million and included $185.3 million related to our 2013 acquisitions ($91.1 million for our 60% membership interest in Basin Transload and $94.2 million for Cascade Kelly), $37.7 million in expansion capital expenditures and $9.2 million in maintenance capital expenditures, offset by $5.8 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2014 and 2013.

Net cash used in financing activities was $127.5 million for the nine months ended September 30, 2014 and included $162.1 million in net payments on our revolving credit facility in connection with the issuance of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), $125.0 million in net payments on our working capital revolving credit facility, $54.6 million in cash distributions to our common unitholders and our general partner, $40.2 million in payments to the holders of the Existing HY Notes in connection with the issuance of the 6.25% Notes, $8.4 million distributions to our noncontrolling interest at Basin Transload and $4.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.  Net cash used in financing activities was offset by $259.0 million in proceeds from the issuance our 6.25% Notes and $8.4 million in capital contributions from our noncontrolling interest at Basin Transload.

For the nine months ended September 30, 2013, net cash used in financing activities was $18.6 million and included $124.2 million payments on our working capital revolving credit facility, $22.3 million in payments on our revolving credit facility, $50.0 million in cash distributions to our common unitholders and our general partner, $4.3 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations and $2.1 million in repurchased units held for tax obligations related to units distributed under an LTIP award granted in 2009, offset by $115.0 million in borrowings under our term loan, $67.9 million in proceeds from our 8.0% senior notes and $1.4 million in capital contributions from our noncontrolling interest at Basin Transload.

Credit Agreement

As of September 30, 2014, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.625 billion senior secured credit facility.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of September 30, 2014, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 3.8% and 4.3% for the three months ended September 30, 2014 and 2013, respectively, and 3.6% and 4.3% for the nine months ended September 30, 2014 and 2013, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of September 30, 2014, we had total borrowings outstanding under the credit agreement of $477.6 million, including $272.6 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $200.6 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $946.8 million and $479.9 million at September 30, 2014 and December 31, 2013, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2014.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

On October 6, 2014, in connection with the execution of the Stock Purchase Agreement dated October 3, 2014, by and among Warren Equities, Inc., (“Warren”), as the Company, The Warren Alpert Foundation, as the Seller, and GMG, as Buyer, and solely with respect to Section 10.20 and the other provisions in Article 10 related thereto, we, as Buyer Guarantor (the “Stock Purchase Agreement”), we and certain of our subsidiaries entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”), which eliminates the lender consent requirement for Permitted Acquisitions (as defined in the credit agreement) without regard to previously delineated dollar basket thresholds.

On October 20, 2014, in connection with the proposed acquisition of Warren (the “Warren Acquisition”), we and certain of our subsidiaries entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”).  Pursuant to the Second Amendment, upon the closing of the Warren Acquisition, Warren is required to be joined as a Borrower under the credit agreement and subsidiaries of Warren are required to be joined as guarantors under the credit agreement.  The Second Amendment also provides for an increase in the Aggregate Revolver Commitment (as defined in the credit agreement) in the amount of either $75.0 million or $150.0 million, at the option of the Borrowers (as defined in the credit agreement), which option will terminate at the earliest to occur of (x) the date that the Warren Acquisition is consummated, (y) the date that the Borrowers notify Bank of America, N.A., as Administrative Agent that the Warren Acquisition will not be consummated and (z) February 15, 2015.  If the option has not been exercised or terminated by January 15, 2015, the Borrowers will pay a ticking fee of 50 basis points (calculated based on the $150.0 million commitment increase, regardless of whether the Borrowers exercise the option to increase commitments by $150.0 million, $75.0 million, or not at all) for the period from January 15, 2015 until the earlier to occur of (x) the consummation of the Warren Acquisition, (y) the date the Aggregate Revolver Commitment is increased upon exercise of the Borrowers’ option and (z) termination of the Borrowers’ option.  Additionally, the Second Amendment revises the definition of “Combined EBITDA” for purposes of calculating the Combined Interest Coverage Ratio, the Combined Total Leverage Ratio and the Combined Senior Secured Leverage Ratio (as such terms are defined in the credit agreement), such that for any period in which the Warren Acquisition has occurred, Combined EBITDA will be adjusted to give effect to the Warren Acquisition.  Additionally, the Second Amendment eliminates the $400.0 million limit on Senior Unsecured Indebtedness and Subordinated Debt (as such terms are defined in the credit agreement).  In addition, the Second Amendment revises the definition of “Subsidiary” to exclude joint ventures in which we and our subsidiaries own more than 50% but less than 100% of the equity in such entity.  The assets held by such joint ventures are no longer required to be pledged as collateral to secure the obligations of us and our subsidiaries under the credit agreement.  The Second Amendment also increases the permitted investments basket for obligations due to us and our subsidiaries from $5.0 million to $50.0 million.

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

Closing of the offering occurred on June 24, 2014.  We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our revolving credit facility and to repurchase or exchange all of our $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows:  the principal amount of $70.0 million of the 8.0% Senior Notes and the principal amount of $80.0 million of the 7.75% Senior Notes, including premium payments but excluding accrued and unpaid interest.  Specifically, we paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes.  The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at September 30, 2014.

We accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, “Modification and Extinguishments,” as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms.  As a result of the $40.0 million extinguishment of the remaining principal debt, we incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees.  These expenses are included in interest expense in the accompanying statement of income for the nine months ended September 30, 2014.

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

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2014 and had an outstanding balance of $0.7 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.  We are currently in the process of renewing the line of credit facility for an additional year.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We capitalized additional financing fees of $0 and $5.8 million for the three and nine months ended September 30, 2014, respectively, associated with the issuance of our $375.0 million aggregate principal amount of our 6.25% senior notes due 2022 (see Note 6 of Notes to Consolidated Financial Statements).  Amortization expenses of approximately $1.6 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $4.2 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

As of September 30, 2014, we had total borrowings outstanding under our credit agreement of $477.6 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources—–Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.8 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of our 6.25% senior notes due 2022 (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt is no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at September 30, 2014, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in the fair value of this instrument are recorded in earnings.

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

While we seek to maintain a position that is substantially balanced within our product purchase activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions.  In connection with managing these positions, maintaining a constant presence in the marketplace and managing the futures market outlook for future anticipated inventories, which are necessary for our business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of products at any one point in time.  Any derivatives not involved in a direct hedging activity are marked to market and recognized in the consolidated statement of income through cost of sales.  In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At September 30, 2014, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30, 2014	Effect of 10% Price Increase	Effect of 10% Price Decrease
Futures contracts	$28,654	$(16,003)	$16,003
Swaps, options and other, net	20,057	(9,868)	9,659
	$48,711	$(25,871)	$25,662

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2014.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $10.8 million at September 30, 2014.

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

Item 4.                     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014.  Based on this evaluation and the existence of material weaknesses in our internal control over financial reporting (discussed below), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.  Based on our internal review, steps to remediate the material weaknesses in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control over Financial Reporting

For the year ended December 31, 2013, management concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Specifically, we were not performing timely and comprehensive reconciliations between our RINs on hand and our renewable volume obligation (RVO).  Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable.  In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over this liability.  We also identified other deficiencies in our financial statement close process, which when aggregated, represented a material weakness in the financial statement close process.  These control deficiencies contributed to material errors in the financial statements.  Remedial actions are being implemented and once they have been in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.  Therefore, management has determined that we did not maintain effective internal control over financial reporting as of September 30, 2014.

In response, we have designed, substantially implemented and commenced testing on the following remedial actions and continue to evaluate the changes in our internal control over financial reporting:

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

•                  Hired additional experienced employees in the finance and accounting departments and expanded our internal audit function.  In addition, we engaged a third-party consulting firm to support and assist in the evaluation and testing of our internal controls over financial reporting.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2014, we received a subpoena from the Securities and Exchange Commission (“SEC”) requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the recent restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  We intend to continue to cooperate fully with, and have produced responsive materials to, the SEC.

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by our subsidiary, Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by our bio-refinery in Clatskanie, Oregon (the “Existing Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of our transloading operations.  We submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal.  The Administrative Law Judge set a hearing for January 14, 2015.  We also received a Pre-Enforcement Notice (“PEN”) letter dated January 10, 2014 from ODEQ claiming that we are in violation of the Existing Permit and informing us that ODEQ is considering a possible notice of violation and penalty assessment.  In summary, the PEN asserts that we may have received, and may be receiving, more crude oil than the Existing Permit allows.  On March 27, 2014, ODEQ issued us a civil penalty assessment (“CPA”) of $117,292.  We have meritorious defenses to the Modification, the allegations in the PEN and the CPA and will vigorously contest any actions that may be taken by ODEQ with respect to the foregoing.

Separately, in August 2013, we submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  On August 17, 2014, ODEQ issued the New Permit to Cascade Kelly authorizing the storage and transloading of up to 1.8 billion gallons of crude oil or ethanol.  The issuance of the New Permit effectively moots potential operational interference related to ODEQ’s concerns regarding the Existing Permit as noted above.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended September 30, 2014:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
July 1 – July 31, 2014	—	—	—	—
August 1 – August 31, 2014	63,207	39.58	—	228,605
September 1 – September 30, 2014	1,302	39.92	—	227,303

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

2.2	**	—

Stock Purchase Agreement, dated as of October 3, 2014, by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Solely with Respect to Section 10.20 and the Other Provisions in Article 10 Related Thereto, Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 9, 2014).

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

10.1		—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2014).

10.2		—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2014).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7, 2014		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number			Description

2.1	**	—

Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2013).

2.2	**	—

Stock Purchase Agreement, dated as of October 3, 2014, by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Solely with Respect to Section 10.20 and the Other Provisions in Article 10 Related Thereto, Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 9, 2014).

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

10.1		—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2014).

10.2		—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2014).

31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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