Form 10-K
period 2014-12-31
GLOBAL PARTNERS LP
filed 2015-03-13
CIK 1323468

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32593

Global Partners LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-3140887 (I.R.S. Employer Identification No.)

P.O. Box 9161 800 South Street Waltham, Massachusetts (Address of Principal Executive Offices)	02454 (Zip Code)

(Registrant's telephone number, including area code):
 (781) 894-8800

         Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant's general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2014 was approximately $643,031,142 based on a price per common unit of $40.63, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

         As of March 9, 2015, 30,995,563 common units were outstanding.

Forward-Looking Statements

        Some of the information contained in this Annual Report on Form 10-K may contain forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words "may," "believe," "should," "could," "expect," "anticipate," "plan," "intend," "estimate," "continue," "will likely result," or other similar expressions. In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements. Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate. Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions. The factors listed under "Risk Factors," as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them. You are cautioned not to place undue reliance on the forward-looking statements contained herein. The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

  •
  We may not have sufficient cash from operations to enable us to maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

  •
  A significant decrease in demand for the products we sell in the areas we serve could reduce our ability to make distributions to our unitholders.

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

  •
  Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), disasters in shipping crude oil by rail that lead to regulations that adversely impact the market for delivering crude oil by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

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

  •
  Our risk management policies cannot eliminate all commodity risk, basis risk, or the impact of unfavorable market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.

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

  •
  Our credit agreement and the indenture governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements. A failure to comply with the operating and financial covenants in our credit agreement, the indenture and any future financing agreements could impact our access to bank loans and other sources of financing and restrict our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities.

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

        We expressly disclaim any obligation or undertaking to update these statements to reflect any change in our expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is based, other than as required by federal and state securities laws. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

        A copy of any of these documents will be provided without charge upon written request to the General Counsel, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454; fax (781) 398-4165.

PART I

        References in this Annual Report on Form 10-K to "Global Partners LP," "Partnership," "we," "our," "us" or like terms refer to Global Partners LP and its subsidiaries. References to "our general partner" refer to Global GP LLC.

Items 1. and 2.    Business and Properties.

Overview

        We are a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. We also receive revenue from convenience store sales and gasoline station rental income. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts. We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2014, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, including 134 convenience stores, primarily in the Northeast.

        We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations ("GDSO") and (iii) Commercial.

        Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees and certain union personnel who are employed by one of our wholly owned subsidiaries, Global Montello Group Corp. ("GMG").

Recent Developments

  Acquisitions

        Revere Terminal—On January 14, 2015, through our wholly owned subsidiary, Global Companies LLC ("Global Companies"), we acquired the Revere terminal located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. ("GPC"), a privately held affiliate of ours, for a purchase price of $23.65 million, subject to customary closing adjustments. The facility, which has been leased to Global Companies by GPC since 1998, has storage capacity of 2.1 million barrels of refined petroleum products, including heating oil, gasoline, distillates, diesel, kerosene and blendstocks. We financed the transaction with available capacity under our revolving credit facility. In connection with the Revere terminal transaction, the terminal storage rental and throughput agreement between us and GPC terminated effective as of February 1, 2015.

        Warren Equities, Inc.—On January 7, 2015, we completed the acquisition through GMG of 100% of the equity interests in Warren Equities, Inc. ("Warren"), one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation. The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers. The acquired properties are located in the Northeast, Maryland and Virginia. The purchase price, subject to post-closing adjustments, was approximately $387.0 million, including working capital. This acquisition complements our existing retail presence in the Northeast and expands our footprint into the adjacent Mid-Atlantic region. These assets added approximately 500 million gallons of fuel sold annually through our network and increased the number of our total gasoline stations that we own, lease or supply to more than 1,500 as of the acquisition closing date. The acquisition was funded with borrowings under our credit facility and with proceeds from our public offering of 3,565,000 common units, which closed on December 10, 2014. In connection with the acquisition of Warren, we incurred acquisition costs of approximately $1.7 million for the year ended December 31, 2014.

  2014 Growth Initiatives

        Long-Term Crude Terminalling and Services Agreement—In December 2014, we entered into a five-year contract with a third party under which we will provide rail, terminalling, storage and marine logistics services for crude oil to be transloaded from facilities in the United States and Canada and delivered to one of our terminals. The terms of the contract include a minimum monthly take or pay commitment beginning January 1, 2015, ramping up to 30,000 barrels per day effective April 1, 2015, which equates to approximately 55 million barrels of crude oil over the contract's five-year term. Railcars utilized to provide transportation services comply with CPC-1232 standards.

        Agreement with Kansas City Southern to Develop Terminal in Port Arthur, Texas—In July 2014, we and Kansas City Southern ("KCS") announced plans to develop a unit train terminal in Port Arthur, Texas. The waterborne terminal, which will be constructed on approximately 200-acre parcel leased by us from KCS, will serve initially as a destination for heavy crude oil from Western Canada utilizing 340,000 barrels of initial storage capacity. Construction of the terminal, which is contingent upon our receipt of all necessary permits, is scheduled to be completed by early 2017. Upon commencement of unit train service, the terminal is expected to have an initial capacity of up to two unit trains per day.

        Signed Pipeline Connection Agreements with Meadowlark Midstream and Tesoro Logistics —In June 2014, we entered into an agreement with Meadowlark Midstream Company, LLC ("Meadowlark") whereby Meadowlark will build, own and operate a crude oil transportation system. When completed, the system will include a truck unloading station with 55,000 barrels of tankage on Meadowlark's Divide Gathering System, as well as a 47-mile pipeline serving our crude oil storage facility at the Columbus rail loading terminal in Burke County, North Dakota operated by our 60% owned subsidiary, Basin Transload, LLC ("Basin Transload"). Crude oil delivered to this rail terminal has single line haul rail access to our Albany, New York terminal and can also access other rail-serviced terminals throughout the United States. The project is expected to be operational during the fourth quarter of 2015. In connection with this agreement, in the third quarter of 2014, we commenced construction of an additional 176,000 barrels of tank storage, expected to be completed in the second quarter of 2015, which will bring total capacity at the Columbus facility to 446,000 barrels.

        In April 2014, our 60% owned subsidiary, Basin Transload, executed a pipeline connection agreement with Tesoro High Plains Pipeline Company LLC, a subsidiary of Tesoro Logistics LP ("Tesoro Logistics"), whereby Tesoro Logistics owns and operates a new 4.1 mile pipeline lateral from its Dunn Center Station to Basin Transload's facility in Beulah, North Dakota. The pipeline construction was completed in January 2015 and became operational in February 2015. The Beulah facility includes 280,000 barrels of storage capacity and connects via direct long-haul service to the West and Gulf Coasts via the BNSF Railway.

  Exchange Offer

        On June 24, 2014, we closed on an offering of $375.0 million aggregate principal amount of our 6.25% notes due 2022 (the "6.25% Notes") in a private placement exempt from registration under the Securities Act of 1933, as amended (the Securities Act"). We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our revolving credit facility and to repurchase or exchange all of our $150.0 million of our existing high yield notes. Also on June 24, 2014, we entered into a registration rights agreement with the initial purchasers of the 6.25% Notes, pursuant to which we agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC registered notes with terms identical to the 6.25% Notes. On March 3, 2015, we filed a Registration Statement on Form S-4 with the SEC to exchange the 6.25% Notes for registered notes with substantially the same terms as the 6.25% Notes. See Item 7, "Management's Discussion and Analysis and Results of Operations—Results of Operations Liquidity and Capital Resources" for additional information.

  Equity Offering

        On December 10, 2014, we completed a public offering of 3,565,000 common units at a price to the public of $40.24 per common units. Net proceeds from the offering were approximately $137.8 million after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering to reduce indebtedness outstanding under our revolving credit facility.

Operating Segments

        We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2014, our Wholesale, GDSO and Commercial sales accounted for approximately 75%, 20% and 5% of our total sales, respectively.

  Wholesale

        In our Wholesale segment, we engage in the the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We sell unbranded gasoline and gasoline blendstocks and diesel to unbranded gasoline customers and other resellers of transportation fuels. We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts. Ethanol is shipped primarily by rail and by barge. We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.

        Financial information with respect to the Wholesale segment, including information concerning revenues, gross profit, product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Gasoline Distribution and Station Operations

        In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. The brands we offer include Mobil, Exxon, Shell, Sunoco, Gulf, CITGO and Global. Station operations includes convenience store, car wash and other ancillary sales at our directly operated stores, as well as rental income from dealer leased or commission agent leased gasoline stations.

        As of December 31, 2014, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, primarily in the Northeast, which consisted of the following:

Company Operated (with Convenience Stores)	134
Commission Agents	217
Dealer Leased	191
Contract Dealers, including Mobil Branded Sub-jobbers	467

Total	1,009

        Financial information with respect to the GDSO segment, including information concerning revenues, gross profit, product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Commercial

        In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We generally arrange for the delivery of the product to the customer's designated location, and we respond to publicly-issued requests for product proposals and quotes. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

        Financial information with respect to the Commercial segment, including information concerning revenues, gross profit, product margin and total assets may be found under Item 7, "Management's Discussion and Analysis and Results of Operations" and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Product Revenue

  General

        The following table presents our product sales, logistics revenue and rental income as a percentage of our consolidated sales for the years ended December 31:

	2014	2013	2012
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	60%	58%	68%
Crude oil sales and logistics revenue	14%	18%	7%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	25%	23%	24%
Convenience store sales and rental income	1%	1%	1%

Total	100%	100%	100%

        Gasoline.    We sell all grades of branded and unbranded gasoline, and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market. In 2014, we sold unbranded gasoline and diesel, including our propriety premium brand, Diesel One®, to approximately 900 wholesalers and retail gasoline station operators.

        Crude Oil.    We engage in the purchasing, selling and logistics of transporting domestic and Canadian crude oil and other products via rail and barge, establishing a "virtual pipeline" from the mid-continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.

        Distillates.    Distillates are primarily divided into home heating oil, diesel and kerosene. In 2014, sales of home heating oil, diesel and kerosene accounted for approximately 54%, 44% and 2%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off-road construction equipment and for space heating of residential and commercial buildings.

        We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2014, approximately 30% of the volume of home heating oil we sold to wholesale distributors was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale distributors, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

        In 2014, we sold home heating oil, including Heating Oil Plus™, to approximately 860 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange ("NYMEX") heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read "—Commodity Risk Management." In 2014, approximately 30% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

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

        Propane.    We sell propane to home heating oil and propane retailers and wholesale distributors primarily from our rail-fed propane storage and distribution facility near our existing terminal in Albany, New York.

        Convenience Store Items.    We sell a broad selection of food, beverages, snacks, grocery and non-food merchandise at our convenience store locations.

  Significant Customers

        We had one significant customer, ExxonMobil, that accounted for approximately 17% of our total sales for the year ended December 31, 2014. We had two significant customers, ExxonMobil and Phillips 66 who accounted for approximately 15% and 12%, respectively, of our total sales for the year ended December 31, 2013. We had one customer, ExxonMobil, who accounted for approximately 16% of our total sales for the year ended December 31, 2012.

Terminal and Gasoline Station Assets and Operations

  Terminals

        As of December 31, 2014, we owned, leased or maintained dedicated storage facilities at 25 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of 11.7 million barrels. Twenty-two of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

        In addition to refined products, we also own or operate four rail facilities in New York, Oregon and North Dakota capable of handling crude oil or ethanol and maintain dedicated storage at one marine terminal in New York capable of handling crude oil. In Albany, New York, we also have an additional rail-fed propane storage terminal and, at select locations, we have capacity to store renewable fuels.

        The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use primarily to store distillates, are supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, barge, rail and/or pipeline. We support our rail activity with a fleet of approximately 2,400 leased railcars. The makeup of this fleet is split between general-purpose cars, typically used for light crude oil, ethanol and refined products, and coiled, insulated cars typically used for heavy crude oil and residual oil.

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

  Gasoline Stations

        As of December 31, 2014, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, including 134 convenience stores, primarily in the Northeast.

        At our company-operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commission agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commission agent a fee related to the gallons sold. We receive rental income from commission agent leased gasoline stations for the leasing of the convenience store premises and repair bays. At dealer-leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer's station. We also receive rental income from dealer-leased gasoline stations. We also supply gasoline to independent locations under agreements with the operators and us. Additionally, under our brand fee agreement with ExxonMobil Corporation ("ExxonMobil"), we have contractual relationships with distributors in certain New England states, pursuant to which we supply these distributors' gasoline stations with ExxonMobil-branded gasoline.

Supply

        Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2014, we purchased an average of approximately 415,000 barrels per day of refined petroleum products, renewable fuels, crude oil and propane from over 200 suppliers. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read "—Commodity Risk Management." We obtain our convenience store inventory from traditional suppliers.

Seasonality

        Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in significant fluctuations in our quarterly operating results. Portions of our heating oil and residual oil are sold on a forward fixed price basis. In 2014, our volumes in transportation fuels and crude oil exceeded our heating oil volumes.

Commodity Risk Management

        When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, renewable fuels, crude oil and propane. We endeavor to minimize commodity risk in connection with our daily operations through hedging by selling exchange-traded futures contracts on regulated exchanges or using other over-the-counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

        In addition, because a portion of our crude oil business is conducted in Canadian dollars ("CAD"), we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

        Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. Basis risk is the inherent market price risk created when a commodity of a certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of commodity at a different time or place, including, without limitation, transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated, and basis exposure, particularly in backward markets (when prices for future deliveries are lower than current prices) or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

        With respect to the pricing of commodities, we utilize futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We generally utilize regulated exchanges, including the NYMEX, the Chicago Mercantile Exchange ("CME") and the Intercontinental-Exchange ("ICE"), which are regulated exchanges for the commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than make or receive physical deliveries. We may also enter into derivative agreements which may not have a correlated exchange contract with counterparties that we believe have a strong credit profile in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

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

        In our Wholesale segment, we obtain Renewable Identification Numbers ("RINs") in connection with our purchase of ethanol either to be used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government-mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation ("RVO"). Our United States Environmental Protection Agency ("EPA") obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that we may choose to import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, upon certain EPA deferral actions, more than one year after the close of the compliance period. Operating results are sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs.

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

Employees

        To carry out our operations, our general partner and certain of our operating subsidiaries employed 1,154 full-time employees as of December 31, 2014. We believe we have good relations with our employees.

        There are three collective bargaining agreements governing the employment of certain of the employees assigned to our terminals in Chelsea and Revere, Massachusetts. The drivers and terminal operators are employed under collective bargaining agreements that expire in March 2019, and the dispatchers are employed under a collective bargaining agreement that expires in 2015. Certain of the employees assigned to our terminals in Albany, Newburgh, Glenwood Landing, Inwood and Oyster Bay, New York are employed under collective bargaining agreements that expire in 2016 (with respect to Albany and one of our terminals in Newburgh), that expire in 2017 (with respect to Glenwood Landing and Inwood), 2016 (with respect to our other terminals in Newburgh) and 2018 (with respect to Oyster Bay).

        Certain of the employees assigned to the Cascade Kelly facility in Clatskanie, Oregon are employed under a collective bargaining agreement that expires in 2017.

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

        We believe we have satisfactory title to all of our assets. Title to property, including certain sites within our GDSO segment, may be subject to encumbrances, including repurchase rights and use, operating and environmental covenants and restrictions. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties, nor will they materially interfere with the use of these properties in the operation of our business.

        The name GLOBAL, our logos and the name Global Petroleum Corp. are our trademarks. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™ and SubZero® and a pending trademark for our Alltown convenience store locations. In connection with the January 7, 2015 acquisition of Warren, we acquired the following trademarks owned by Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of ours: Deli Joe's, Deli Joe's logo, Diamond Fuels, Xtra, XtraCafé logo, Xtra Mart and the Xtramart logo.

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

  Hazardous Material Releases and Waste Handling

        In most instances, the environmental laws and regulations affecting our business relate to the release of hazardous substances into the water or soils and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law's definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

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

        The Oil Pollution Act of 1990 ("OPA") addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport oil at our terminals, we are required to file oil spill response plans with either the United States Coast Guard (for marine facilities) and/or the EPA. Many of the states in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in substantial compliance with regulations pursuant to OPA and similar state laws. We follow the American Petroleum Institute's inspection, maintenance and repair standard applicable to our above ground storage tanks.

        Under the authority of the federal Clean Water Act ("CAA"), the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure plans that are designed to prevent, and minimize the impacts of, releases of oil and oil products from above ground storage tanks. We believe we are in substantial compliance with these requirements.

` Table of Contents

  Underground Storage Tanks

        We are required to make financial expenditures to comply with regulations governing underground storage tanks which store gasoline or other regulated substances adopted by federal, state and local regulatory agencies. Pursuant to RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking underground storage tanks. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the CAA and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in substantial compliance with applicable environmental requirements, including those applicable to our underground storage tanks. Compliance with existing and future environmental laws regulating underground storage tank systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of underground storage tanks and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

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

  Air Emissions

        Under the federal CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

        In November 2014, the EPA also proposed revisions of the existing National Ambient Air Quality Standards for ground-level ozone, which would make the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as pre-cursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. While we are not able to foresee whether a more stringent standard will ultimately be promulgated for ground-level ozone, any such standard would have the potential to have a material impact on our operations and cost-structure.

  Climate Change

        Federal climate change legislation in the U.S. appears unlikely in the near-term. As a result, domestic efforts to curb greenhouse gas ("GHG") emissions continue be led by the EPA GHG regulations and the efforts of states. To the extent that our operations are subject to the EPA's GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA Prevention of Significant Deterioration requirements under the EPA's GHG "Tailoring Rule." Some of our facilities are also subject to the EPA's Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

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

        In June 2014, the EPA released the Clean Power Plan. Though the plan does not regulate hydraulic fracturing operations, it sets a national carbon pollution standard that is projected to cut emissions produced by United States power plants by 2030, by 30% from 2005 levels. Although states can choose to rely on the four measures set by the EPA to meet this goal, the states themselves will ultimately decide the means to use. States can develop individual plans, or they can collaborate with other states. These measures states may include: renewable energy standards, efficiency improvements at plants, switching to natural gas, transmission efficiency improvements, energy storage technology, and expanding renewables or nuclear, and energy conservation programs. Under the proposed rule, states will have until June 2016 to submit final plans, although extensions may be allotted if needed. The final rule is expected to be issued in June 2015, and the emission reductions are scheduled to commence in

2020. An Ohio-based coal company has already filed a legal challenge to the proposed rulemaking in the D.C. Circuit, and nine states have joined as amici.

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

        In October 2010 and January 2011, the EPA granted two partial waivers that taken together allow but do not require the introduction into commerce of gasoline that contains greater than 10 volume percent ("vol%") ethanol and up to 15 vol% ethanol ("E15") for use in model year 2001 and newer light-duty motor vehicles, subject to certain conditions. E15 is not widely available in the U.S. and requires gasoline stations install "blender pumps" in order to sell E15 along with more conventional fuels such as E10 or E0. The USDA is providing financial assistance to help implement more "blender pumps" in the U.S. in order to increase the availability of E15 and to help offset the cost of introducing mid-level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $20,000 each, so it may take time before they become widely available in the retail gasoline market. Additionally, according to EPA estimates, E85 flex-fuel vehicles make up only a small percentage of vehicles on the nation's roads and, as of January 2015, there were approximately 2,600 E85 stations in the U.S.

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

        Insurance carriers are currently required to offer coverage for terrorist activities as a result of the federal Terrorism Risk Insurance Act of 2002 ("TRIA"). We purchased this coverage with respect to our property and casualty insurance programs, which resulted in additional insurance premiums. Pursuant to the Terrorism Risk Insurance Program Reauthorization Act of 2015, TRIA has been extended through December 31, 2020. Although we cannot determine the future availability and cost of insurance coverage for terrorist acts, we do not expect the availability and cost of such insurance to have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

        Several recent derailments of freight trains including the tragic events in July 2013 in Lac Mégantic and the more recent events in Casselton, North Dakota, have lead federal and state regulators to examine whether the hazardous nature of crude oil from the Bakken Shale is being assessed properly prior to its shipment. In particular, there are concerns that the testing and ensuing designations of the crude oil on the shipping documentation do not in all cases accurately capture the flammability of the Bakken crude oil. On January 2, 2014, the Pipeline and Hazardous Materials Safety Administration

("PHMSA") released a Safety Alert alerting regulators, emergency responders, transporters and shippers that crude oil from the Bakken Shale may have flammability characteristics that are different from other forms of crude oil and that it was vital that all shipments of crude oil be tested and properly characterized on all shipping documentation. The Safety Alert also notified the regulated community that PHMSA and the Federal Railroad Administration have launched "Operation Classification," which is an ongoing enforcement initiative that involves unannounced inspections on crude oil shipments to test the contents of the shipments in order to ensure that they are properly characterized. In August 2014, the U.S. Department of Transportation released a report finding that, based on the results of Operation Classification from August 2013 to May 2014, Bakken crude oil tends to be more volatile and flammable than other crude oils, and thus p oses an increased risk for a significant accident.

        In addition, these events have also spurred efforts to improve the safety of tank cars that are used in transporting crude oil by rail. Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids (e.g., ethanol) have been built to more stringent safety standards. In August 2014, PHMSA issued a Notice of Proposed Rulemaking that proposes, among other things, additional requirements that would enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT-111 tank cars be phase out by as early as October 1, 2017 if they are not retrofitted to comply with new tank car design standards. The proposed rule also includes new operational requirements for certain trains, including route analyses, improved braking controls and speed restrictions. In conjunction with the proposed rule, PHMSA published an Advanced Notice of Proposed Rulemaking related to potential revisions to its regulations that would expand the applicability of comprehensive oil spill response plans to certain trains based on the thresholds of crude oil that apply to an entire train. The final rule is expected in early 2015. Were PHMSA to require safety improvements or updates to existing tank cars, that could drive up the cost of transport and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from PHMSA's rulemaking process will not be material to our business, financial condition or results of operations. Any such requirements would apply to the industry as a whole.

        Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. Shortly after the Lac Mégantic tragedy, Transport Canada issued a series of emergency directives aimed at certain practices that were identified immediately after the accident. Likewise, Transport Canada is assessing the compensation and liability scheme for shipments by rail so that sufficient funds are available to compensate victims and respond to the incident without making taxpayers fund any aspect of those efforts. In January 2014, the Canadian Transportation Safety Board made several recommendations to Transport Canada regarding tank car safety, routing of freight trains and the capabilities of emergency responders. In April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT-111 tank cars and imposing a three-year phase-out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile-per-hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan.

        We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

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

Our gasoline and gasoline blendstocks financial results are seasonal and can be lower in the first and fourth quarters of the calendar year.

        Our results of operations in gasoline and gasoline blendstocks are typically lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our results of operations in gasoline and gasoline blendstocks are can be lower in the first and fourth quarters of the calendar year.

Our heating oil and residual oil financial results are seasonal and can be lower in the second and third quarters of the calendar year.

        Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

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

A significant decrease in demand for the products we sell in the areas we serve would reduce our ability to make distributions to our unitholders.

        A significant decrease in demand for the products we sell in the areas that we serve could significantly reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, renewable fuels crude oil include and propane:

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

        As of December 31, 2014, our total debt, including amounts outstanding under our credit agreement, senior notes and bank line of credit, was approximately $602.6 million. We have the ability to incur debt, including the capacity to borrow up to $1.775 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Our credit agreement and the indenture governing our senior notes contain operating and financial restrictions and covenants that may restrict our business and financing activities.

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

        In addition, the indenture governing our senior notes limit our ability to, among other things:

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

        Basis risk is the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Transportation costs and timing differentials are components of basis risk. For example, we use the NYMEX to hedge our commodity risk with respect to pricing of energy products traded on the NYMEX. Physical deliveries under NYMEX contracts are made in New York Harbor. To the extent we take deliveries in other ports, such as Boston Harbor, we may have basis risk. In a backward market (when prices for future deliveries are lower than current prices), basis risk is created with respect to timing. In these instances, physical inventory generally loses value as basis declines over time. Basis risk cannot be entirely eliminated, and basis exposure, particularly in backward or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

        Historical prices for certain products we sell were volatile. General political conditions, acts of war or terrorism and instability in oil producing regions, particularly in the Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and wholesale motor fuel costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than can pass along such increases to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers' needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        As a significant number of our retail gasoline stations and convenience stores are branded Mobil, they may be dependent, in part, upon the continuing favorable reputation of the Mobil brand. Erosion of the value of the Mobil brand could have a negative impact on our gasoline sales, which in turn may cause our acquisition to be less profitable.

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

        The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2014, we leased the entirety of two bulk terminals that we operated exclusively for our business and operated and maintained dedicated storage facilities at another 17 bulk terminals. The lease agreements governing these arrangements are subject to expiration at various dates through 2019. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

        The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect our products and activities, including the storage of refined petroleum products, renewable fuels crude oil and propane, as well as waste management and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit carbon dioxide emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

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

Increased regulation of GHG emissions could result in increased operating costs and reduced demand for refined petroleum products as a fuel source, which could reduce demand for our products, decrease our revenues and reduce our profitability.

        Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the CAA. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs, and Congress considered various proposals to reduce GHG emissions. Many states and regions have adopted GHG initiatives. Please read "Items 1. and 2. Business and Properties—Environmental—Air Emissions."

        There are many regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program and regulation by the EPA. Future international, federal and state initiatives to control carbon dioxide emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Our business involves the buying, selling and shipping by rail of crude oils including from the Bakken Shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

        Our operations involve the buying and selling of crude oil including from the Bakken Shale and shipping it by rail to various markets including on rail cars that we lease. Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken Shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. The August 2014 Notice of Proposed Rulemaking published by PHMSA proposes, among other things, enhanced tank car standards, a classification and testing program for crude oil, and a phase-out date by as early as October 2017 for older DOT-111 tank cars that are not retrofitted. The proposed rule also includes new operational requirements such as route analyses, improved braking controls and speed restrictions. In conjunction with the proposed rule, PHMSA published an Advanced Notice of Proposed Rulemaking related to potential revisions to its regulations that would expand the applicability of comprehensive oil spill response plans to certain trains based on the thresholds of crude oil that apply to an entire train. The final rule is expected in early 2015. Transport Canada has also issued emergency directives and ministerial orders relating to train speed restrictions, route risk analyses, and a phase out of non-compliant DOT 111 tank cars.

        Any changes to the existing laws and regulations, or promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil may require us to make expenditures to comply with new standards that are material to our operations, and, to the extent that new regulations require design changes or other modifications of tank cars, we may incur significant constraints on transportation capacity during the period while tank cars are being retrofitted or newly constructed to comply with the new regulations. We cannot assure that the totality of costs incurred to comply with any new standards and regulations and any impacts on our operations will not be material to our business, financial condition or results of operations. In addition, any derailment of crude oil from the Bakken Shale involving crude oil that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot assure you that our policies will cover the entirety of any damages that may arise from such an event.

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

        Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. In addition to the threat of terrorist attacks, we face various other security threats, including cyber security threats to gain unauthorized access to sensitive information or systems or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third-party facilities and infrastructure. These developments have subjected our operations to increased risks.

        Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cyber security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to, or otherwise disrupt, our pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including our pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

We depend on unionized labor for the operation of certain of our terminals. Any work stoppages or labor disturbances at these terminals could disrupt our business.

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

        As of March 9, 2015, affiliates of our general partner, including directors and executive officers and their affiliates, owned 37.9% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read "—Our partnership agreement limits our general partner's fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty." These conflicts include, among others, the following situations:

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

        The unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent removal of our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units voting is required to remove our general partner. As of March 9, 2015, affiliates of our general partner, including directors and executive officers and their affiliates, owned 37.9% of our common units.

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

        As of March 9, 2015, we had 30,995,563 common units outstanding. A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act of 1933 (the "Securities Act") or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non-affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non-affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them. Pursuant to the Registration Rights Agreement, AE Holdings Corp. ("AE Holdings") has registration rights with respect to units issued in connection with the Alliance Energy LLC ("Alliance") acquisition.

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

        Mr. Richard Slifka and his affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition Mr. Eric Slifka's and Mr. Andrew Slifka's employment agreements contain noncompetition provisions. These agreements do not prohibit Messrs. Richard Slifka and Eric Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us.

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

        At the state level, were we to be subject to federal income tax, we would also be subject to the income tax provisions of many states. Moreover, because of widespread state budget deficits and other reasons, several states are evaluating ways to independently subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes by individual states or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

        Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

        As of December 31, 2014, we conducted substantially all of our operations of our end-user business through three subsidiaries that are treated as corporations for federal income tax purposes. One of these corporations engages in the retail sale of gasoline and/or operates convenience stores with respect to certain of the stations we acquired from ExxonMobil and Alliance and collect rents on personal property leased to dealers and commissioned agents at other stations we acquired from ExxonMobil and Alliance. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate-level taxes, which reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge our proration method or new Treasury Regulations were to be issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

        Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

        When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Although we may from time to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many of the fair market value estimates of our assets ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. The IRS may challenge our valuation methods and allocations of income, gain, loss and deduction between our general partner and certain of our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the constructive termination of our partnership for federal income tax purposes.

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

        In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2014, we conducted business in 34 states, some of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other states or non-U.S. countries in the future. It is the unitholder's responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

Item 1B.    Unresolved Staff Comments.

        On May 16, 2014, we received a subpoena from the SEC requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to continue to cooperate fully with, and have produced responsive materials to, the SEC.

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

  Environmental

        In connection with the December 2012 acquisition of six New England gasoline stations from Mutual Oil Company, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million which was recorded as a long-term liability at December 31, 2014.

        In connection with the March 2012 acquisition of Alliance, we assumed Alliance's environmental liabilities, including ongoing environmental remediation at certain of the retail stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental engineers, our estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately

$16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third-party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million. At December 31, 2014, this liability had a remaining balance of approximately $13.5 million.

        In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil, we assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million. At December 31, 2014, this liability had a remaining balance of approximately $21.7 million.

        In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million, which was recorded as a long-term liability at December 31, 2014.

        In connection with the November 2007 acquisition of ExxonMobil's Glenwood Landing and Inwood, New York terminals, we assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation ("NYDEC") with respect to both terminals. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million. At December 31, 2014, this liability had a remaining balance of approximately $0.2 million.

        In connection with the May 2007 acquisition of ExxonMobil's Albany and Newburgh, New York and Burlington, Vermont terminals, we assumed certain environmental liabilities, including the remediation obligations under a proposed remedial action plan submitted by ExxonMobil to NYDEC with respect to the Albany, New York terminal. As a result, we recorded, on an undiscounted basis, total environmental liabilities of approximately $8.0 million. At December 31, 2014, this liability had a remaining balance of approximately $33,000.

        For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

  Other

        We have a dispute with Lansing Ethanol Services, LLC ("Lansing") for damages in excess of $12.0 million. The dispute involves Lansing's failure to transfer Renewable Fuel Identification Numbers to us in connection with certain agreements for the purchase and sale of ethanol. The parties have agreed to arbitrate under the rules of the American Arbitration Association. We anticipate filing for arbitration in March of 2015. We believe we have meritorious positions and intend to vigorously pursue a favorable result in connection with this dispute.

        On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the "Plaintiffs") against us and Cascade Kelly alleging violations of the CAA. The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules. The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys' fees. We have meritorious defenses to the lawsuit and will vigorously contest the actions taken by the Plaintiffs.

        On May 16, 2014, we received a subpoena from the SEC requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We intend to continue to cooperate fully with, and have produced responsive materials to, the SEC.

        On December 30, 2013, the Oregon Department of Environmental Quality ("ODEQ") unilaterally modified (the "Modification") an air emissions permit held by Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by our bio-refinery in Clatskanie, Oregon (the "Existing Permit"). This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of our transloading operations. We submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal. The Administrative Law Judge set a hearing for January 14, 2015. We also received a Pre-Enforcement Notice ("PEN") letter dated January 10, 2014 from ODEQ claiming that we are in violation of the Existing Permit and informing us that ODEQ is considering a possible notice of violation and penalty assessment. In summary, the PEN asserts that we may have received, and may be receiving, more crude oil than the Existing Permit allows. On March 27, 2014, ODEQ issued us a civil penalty assessment ("CPA") of $117,292. We had meritorious defenses to the Modification, the allegations in the PEN and the CPA. We deny any wrong-doing but resolved the dispute related to the Modifications and the CPA with ODEQ in February 2015. As part of the settlement with ODEQ, we will pay a total of $102,292.

        Separately, in August 2013, we submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the "New Permit"). On August 17, 2014, ODEQ issued the New Permit to Cascade Kelly authorizing the storage and transloading of up to 1.8 billion gallons of crude oil or ethanol. We entered into a settlement with ODEQ in January 2015 to resolve all claims related to the Modification and the PEN. In exchange for our agreement to pay a total civil penalty of $102,292, ODEQ has agreed to withdraw the Modification and to resolve the PEN in its entirety. This settlement will allow us to continue to operate the Cascade Kelly terminal crude oil operations according to the requirements of the New Permit issued in August 2014.

        We received from the EPA, by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the "Requests for Information") for information under the CAA. The Requests for Information are part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a Notice of Violation (the "NOV") was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. We met with and provided additional information to the EPA with respect to the alleged violations; however, the EPA has provided no further response. While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common units trade on the New York Stock Exchange under the symbol "GLP." The closing sale price per common unit on March 9, 2015 was $37.51. At the close of business on March 9, 2015, based upon information received from our transfer agent and brokers and nominees, we had 13,048 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution Per Common Unit (a)
	High	Low
2014
Fourth Quarter	$45.75	$30.45	$0.6650
Third Quarter	45.00	37.43	0.6525
Second Quarter	43.41	36.58	0.6375
First Quarter	40.50	33.54	0.6250
2013
Fourth Quarter	$37.50	$31.50	$0.6125
Third Quarter	40.99	30.01	0.6000
Second Quarter	40.00	32.02	0.5875
First Quarter	38.45	25.33	0.5825

(a)
Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

        We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution. The indenture governing our outstanding senior notes also limits our ability to make distributions to our unitholders in certain circumstances (see Item 7, "Management's Discussion and Analysis and Results of Operations—Liquidity and Capital Resources—Credit Agreement").

        Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of available cash is all cash on hand on the date of determination of available cash for the quarter less the amount of cash reserves established by our general partner to (i) provide for the proper conduct of our business; (ii) comply with applicable law, any of our debt instruments or other agreements; or (iii) provide funds for distributions to unitholders and to our general partner for any one or more of the next four quarters.

        We will make distributions of available cash from distributable cash flow for any quarter in the following manner: 99.26% to the common unitholders, pro rata, and 0.74% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the general partner based on the percentages as provided below.

        As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.26%	0.74%
Second Target Distribution	above $0.4625 up to $0.5375	86.26%	13.74%
Third Target Distribution	above $0.5375 up to $0.6625	76.26%	23.74%
Thereafter	above $0.6625	51.26%	48.74%

        The equity compensation plan information required by Item 201(d) of Regulation S-K in response to this item is incorporated by reference from Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table."

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended December 31, 2014:

Period	Total Number Of Units Purchased	Average Price Paid Per Unit($)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs (1)
October 1-October 31, 2014	—	—	—	—
November 1-November 30, 2014	—	—	—	—
December 1-December 31, 2014	121,743	34.53	—	15,960

(1)
In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner's anticipated obligations to deliver common units under the Long-Term Incentive Plan ("LTIP") and meeting the general partner's obligations under existing employment agreements and other employment related obligations of the general partner. Our general partner is currently authorized to acquire up to 1,242,427 of our common units in the aggregate over an extended period of time, consistent with the general partner's obligations under the LTIP and employment agreements. As of December 31, 2014, 515,960 of these common units remained available to be acquired. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators."

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$17,269.9	$19,589.6	$17,626.0	$14,835.7	$7,801.5
Cost of sales	16,727.3	19,183.8	17,292.5	14,626.1	7,634.8

Gross profit	542.6	405.8	333.5	209.6	166.7
Selling, general and administrative expenses	154.0	115.5	95.7	73.9	63.1
Operating expenses	204.1	185.7	140.4	73.5	47.8
Restructuring charges	—	—	—	2.0	—
Amortization expense	18.9	19.2	7.0	4.8	3.5

Total operating costs and expenses	377.0	320.4	243.1	154.2	144.4
Operating income	165.6	85.4	90.3	55.4	52.3
Interest expense	(47.7)	(43.5)	(42.0)	(35.9)	(25.3)

Income before income tax expense	117.9	41.9	48.3	19.4	27.0
Income tax expense	(1.0)	(0.9)	(1.6)	—	—

Net income	116.9	41.0	46.7	19.4	27.0
Net (income) loss attributable to noncontrolling interest (1)	(2.3)	1.6	—	—	—

Net income attributable to Global Partners LP	114.6	42.6	46.7	19.4	27.0
Less: General partners' interest in net income	5.9	3.5	1.2	0.7	0.6

Limited partners' interest in net income	$108.7	$39.1	$45.5	$18.7	$26.4

Per Unit Data
Basic net income per limited partner unit (2)	$3.97	$1.43	$1.73	$0.88	$1.61
Diluted net income per limited partner unit (2)	$3.95	$1.42	$1.71	$0.87	$1.59
Cash distributions per limited partner unit (3)	$2.53	$2.34	$2.06	$2.00	$1.96
Cash Flow Data:
Net cash provided by (used in)
Operating activities	$344.9	$255.1	$232.4	$(17.4)	$(87.2)
Investment activities	$(91.1)	$(243.2)	$(226.5)	$(13.4)	$(263.0)
Financing activities	$(257.8)	$(8.7)	$(4.3)	$32.7	$351.9
Other Financial Data:
EBITDA (4)	$242.3	$157.4	$135.8	$85.7	$72.4
Distributable cash flow (5)	$161.2	$105.2	$80.8	$46.7	$46.0
Capital expenditures—acquisitions (6)	$—	$185.3	$188.7	$—	$248.4
Capital expenditures—maintenance and expansion (6)	$95.1	$67.1	$44.9	$16.0	$14.7
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,661	5,630	5,630
Actual heating degree days	5,664	5,521	4,754	5,137	5,049
Variance from normal heating degree days	1%	(2% )	(16% )	(9% )	(10% )
Variance from prior year actual degree days	3%	16%	(7% )	2%	(11% )
Total gallons sold (in millions)	6,356	6,956	6,100	5,217	3,650
Variance in volume sold from prior year	(9% )	14%	17%	43%	7%
Balance Sheet Data (at period end):
Total assets	$2,040.0	$2,427.9	$2,329.8	$1,876.6	$1,672.3
Long-term debt	$601.9	$910.0	$762.8	$731.1	$593.5
Total debt	$602.6	$913.7	$846.5	$793.9	$786.7
Total liabilities	$1,403.8	$1,964.7	$1,893.3	$1,561.3	$1,395.5
Partners' equity	$636.2	$463.2	$436.5	$315.3	$276.8

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

(4)
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

(6)
Capital expenditures are discussed under "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Overview

  General

        We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. We also receive revenue from convenience store sales and gasoline station rental income. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts. We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2014, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, including 134 convenience stores, primarily in the Northeast.

        Collectively, we sold approximately $17.1 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the year ended December 31, 2014. In addition, we had other revenues of approximately $165.8 million, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

        Like most independent marketers of petroleum and related products, we base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge the risk inherent in buying and selling commodities. Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

Operating Segments

        We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations ("GDSO") and (iii) Commercial. In 2014, our Wholesale, GDSO and Commercial sales accounted for approximately 75%, 20% and 5% of our total sales, respectively.

  Wholesale

        In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We sell unbranded gasoline and gasoline blendstocks and diesel to unbranded gasoline customers and other resellers of transportation fuels. We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts. We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

  Gasoline Distribution and Station Operations

        In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. The brands we offer include Mobil, Exxon, Shell, Sunoco, Gulf, CITGO and Global. Station operations includes convenience store, car wash and other ancillary sales at our directly operated stores, as well as rental income from dealer leased or commission agent leased gasoline stations.

        As of December 31, 2014, we had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, primarily in the Northeast, which consisted of the following:

Company Operated (with Convenience Stores)	134
Commission Agents	217
Dealer Leased	191
Contract Dealers, including Mobil Branded Sub-jobbers	467

Total	1,009

  Commercial

        In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We generally arrange for the delivery of the product to the customer's designated location, and we respond to publicly-issued requests for product proposals and quotes. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

        For the years ended December 31, 2014, 2013 and 2012, our Commercial segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis. However, we have elected to present segment disclosures for our Commercial segment as we believe such disclosures are meaningful to users of our financial information.

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

Outlook

        This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term. Our results of operations and financial condition depend, in part, upon the following:

  •
  Our business is influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement  Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels and crude oil, pricing volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales.

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

  •
  Our gasoline and gasoline blendstocks financial results are seasonal and can be lower in the first and fourth quarters of the calendar year.  Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute. Therefore, our results of operations in gasoline and gasoline blendstocks are can be lower in the first and fourth quarters of the calendar year.

  •
  Our heating oil and residual oil financial results are seasonal and can be lower in the second and third quarters of the calendar year.  Demand for some refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally higher during November through March than during April through October. We obtain a significant portion of these sales during the winter months. Therefore, our results of operations in heating oil and residual oil for the first and fourth calendar quarters can be better than for the second and third quarters.

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

  Product Margin

        We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when it engages in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil, natural gas and propane and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

  Gross Profit

        We define gross profit as our product margin minus terminal and gasoline station related depreciation expense allocated to cost of sales.

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

  Years Ended December 31, 2014, 2013 and 2012

  Significant Activities-2014

        During 2014, we continued to expand our business through the following growth initiatives:

  •
  In April 2014, we executed a pipeline connection agreement with Tesoro Logistics whereby Tesoro Logistics owns and operates a new 4.1 mile pipeline lateral from its Dunn Center Station to Basin Transload's facility in Beulah, North Dakota. The pipeline construction was completed in January 2015 and became operational in February 2015. The Beulah facility includes 280,000 barrels of storage capacity and connects via direct long-haul service to the West and Gulf Coasts via the BNSF Railway.

  •
  In June 2014, we entered into an agreement with Meadowlark whereby Meadowlark will build, own and operate a crude oil transportation system. When completed, the system will include a truck unloading station with 55,000 barrels of tankage on Meadowlark's Divide Gathering System, as well as a 47-mile pipeline serving our crude oil storage facility at the Columbus rail loading terminal in Burke County, North Dakota operated by our 60% owned subsidiary, Basin Transload. Crude oil delivered to this rail terminal has single line haul rail access to our Albany, New York terminal and can also access other rail-serviced terminals throughout the United States. The project is expected to be operational during the fourth quarter of 2015. In connection with this agreement, in the third quarter of 2014, we commenced construction of an additional 176,000 barrels of tank storage, expected to be completed in the second quarter of 2015, which will bring total capacity at the Columbus facility to 446,000 barrels.

  •
  In July 2014, we and KCS announced plans to develop a unit train terminal in Port Arthur, Texas. The waterborne terminal, which will be constructed on approximately 200-acre parcel leased by us from KCS, will serve initially as a destination for heavy crude oil from Western Canada utilizing 340,000 barrels of initial storage capacity. Construction of the terminal, which is contingent upon our receipt of all necessary permits, is scheduled to be completed by early 2017.

  •
  In December 2014, we entered into a five-year contract with a third party under which we will provide rail, terminalling, storage and marine logistics services for crude oil to be transloaded from facilities in the United States and Canada and delivered to one of our terminals. The terms of the contract include a minimum monthly take or pay commitment beginning January 1, 2015, ramping up to 30,000 barrels per day effective April 1, 2015, which equates to approximately 55 million barrels of crude oil over the contract's five-year term.

  •
  In October 2014, we entered into a definitive agreement to acquire 100% of the equity interest in Warren. The acquisition includes 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers. On January 7, 2015, we completed the acquisition of Warren.

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

  •
  In February 2013, we acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil transloading and ethanol manufacturing facility near Portland, Oregon. The transaction includes a rail transloading facility, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast.

  •
  In September 2013, our Columbus, North Dakota transload facility began receiving crude oil from a newly completed seven-mile pipeline lateral connection constructed by Tesoro Logistics, which transports crude oil from various gathering points along the Tesoro High Plains Pipeline System.

  •
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

  Significant Activities-2012

        During 2012, we continued to expand our GDSO segment. On March 1, 2012, we acquired Alliance Energy LLC ("Alliance"), a gasoline distributor and operator of gasoline stations and convenience stores. The Alliance acquisition expanded our geographic footprint for gasoline stations to include Connecticut, New Jersey, New York, Pennsylvania, Maine and Vermont. Alliance is a top-tier distributor of multiple brands, including Exxon, Mobil, Shell, Sunoco, CITGO and Gulf.

        In April 2012, we entered into an agreement with Getty Realty to supply and provide management services to more than 200 of its gasoline stations in New York and New Jersey. In November 2012, we signed a long-term lease agreement with Getty Realty for approximately 90 of those 200 sites to supply and operate gasoline station in the New York City boroughs of Queens, Manhattan and the Bronx as well as in Long Island and Westchester County. The initial lease term for the locations is 15 years and includes multiple five-year renewal options. The lease with Getty Realty significantly expands our retail gasoline and fuel distribution presence in the New York metro region.

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

  Key Performance Indicators

        The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (in thousands, except per unit data):

	Year Ended December 31,
	2014	2013		2012
Net income attributable to Global Partners LP	$114,709	$42,615		$46,743
Net income per diluted limited partner unit (1)	$3.95	$1.42		$1.71
EBITDA (2)	$242,279	$157,394		$135,799
Distributable cash flow (3)	$161,224	$105,254		$80,769
Wholesale Segment (4):
Volume (gallons)	4,932,133	5,507,829		4,793,538
Sales
Gasoline and gasoline blendstocks	$7,076,105	$8,085,225		$8,827,621
Crude oil (5)	2,384,018	3,561,428		1,205,588
Other oils and related products (6)	3,436,006	3,559,001		3,727,701

Total	$12,896,129	$15,205,654		$13,760,910
Product margin
Gasoline and gasoline blendstocks	$71,713	$43,147		$54,639
Crude oil (5)	141,965	92,807		35,538
Other oils and related products (6)	79,376	66,916		55,252

Total	$293,054	$202,870		$145,429
Gasoline Distribution and Station Operations Segment (7):
Volume (gallons)	1,029,978	1,047,120		954,315
Sales
Gasoline	$3,241,620	$3,231,925		$3,024,775
Station operations (8)	165,756	146,503		124,131

Total	$3,407,376	$3,378,428		$3,148,906
Product margin
Gasoline	$189,439	$150,147		$139,706
Station operations (8)	91,757	80,106		66,384

Total	$281,196	$230,253		$206,090
Commercial Segment:
Volume (gallons)	393,967	401,482		352,210
Sales	$966,449	$1,005,526		$716,181
Product margin	$29,716	$28,359		$18,652
Combined sales and product margin:
Sales	$17,269,954	$19,589,608		$17,625,997
Product margin (9)	$603,966	$461,482		$370,171
Depreciation allocated to cost of sales	(61,361)	(55,653)		(36,683)

Combined gross profit	$542,605	$405,829		$333,488

Weather conditions:
Normal heating degree days	5,630	5,630		5,661
Actual heating degree days	5,664	5,521		4,754
Variance from normal heating degree days	1%	(2%	)	(16%	)
Variance from prior period actual heating degree days	3%	16%		(7%	)

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

(5)
Crude oil consists of our crude oil sales and revenue from our logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3 of Notes to Consolidated Financial Statements). As the Basin Transload and Cascade Kelly assets were not in place for a portion of the year ended December 31, 2013 or for any portion of the year ended December 31, 2012, the above results are not directly comparable for periods prior to February 2013.

(6)
Other oils and related products primarily consist of distillates, residual oil and propane.

(7)
On March 1, 2012, we completed our acquisition of Alliance. As these assets were not in place for a portion of the year ended December 31, 2012, the above results are not directly comparable for periods prior to March 1, 2012.

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

        The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2014	2013	2012
Reconciliation of net income to EBITDA:
Net income	$116,980	$41,053	$46,743
Net (income) loss attributable to noncontrolling interest	(2,271)	1,562	—

Net income attributable to Global Partners LP	114,709	42,615	46,743
Depreciation and amortization, excluding the impact of noncontrolling interest	78,888	70,423	45,458
Interest expense, excluding the impact of noncontrolling interest	47,719	43,537	42,021
Income tax expense	963	819	1,577

EBITDA	$242,279	$157,394	$135,799

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$344,902	$255,147	$232,452
Net changes in operating assets and liabilities and certain non-cash items	(141,558)	(136,960)	(140,251)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(9,747)	(5,149)	—
Interest expense, excluding the impact of noncontrolling interest	47,719	43,537	42,021
Income tax expense	963	819	1,577

EBITDA	$242,279	$157,394	$135,799

        The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2014	2013	2012
Reconciliation of net income to distributable cash flow:
Net income	$116,980	$41,053	$46,743
Net (income) loss attributable to noncontrolling interest	(2,271)	1,562	—

Net income attributable to Global Partners LP	114,709	42,615	46,743
Depreciation and amortization, excluding the impact of noncontrolling interest	78,888	70,423	45,458
Amortization of deferred financing fees	5,627	6,897	5,753
Amortization of senior notes discount	559	368	—
Amortization of routine bank refinancing fees	(4,444)	(4,072)	(4,073)
Maintenance capital expenditures	(34,115)	(10,977)	(13,112)

Distributable cash flow	$161,224	$105,254	$80,769

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$344,902	$255,147	$232,452
Net changes in operating assets and liabilities and certain non-cash items	(141,558)	(136,960)	(140,251)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(9,747)	(5,149)	—
Amortization of deferred financing fees	5,627	6,897	5,753
Amortization of senior notes discount	559	368	—
Amortization of routine bank refinancing fees	(4,444)	(4,072)	(4,073)
Maintenance capital expenditures	(34,115)	(10,977)	(13,112)

Distributable cash flow	$161,224	$105,254	$80,769

  Consolidated Sales

        Our total sales for 2014 and 2013 were $17.3 billion and $19.6 billion, respectively, a decrease of $2.3 billion, or 12%, primarily due to a decrease in volume sold. Our aggregate volume of product sold for 2014 and 2013 was 6.4 billion gallons and 7.0 billion gallons, respectively, a decrease of 600 million gallons, or 9%. The decrease in volume includes decreases of 576 million gallons in our Wholesale segment, 17 million gallons in our GDSO segment and 7 million gallons in our Commercial segment. The decrease in volume sold in our Wholesale segment was due to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics and to rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014. The decline in volume sold was offset by an increase in distillates volume sold due, in part, to colder weather during the first quarter of 2014, when temperatures were 9% colder than normal and 11% colder than the first quarter in 2013.

        Our total sales for 2013 and 2012 were $19.6 billion and $17.6 billion, respectively, an increase of $2.0 billion, or 11%, primarily due to an increase in volume sold. Our aggregate volume of product sold for 2013 and 2012 was 7.0 billion gallons and 6.1 billion gallons, respectively, an increase of 0.9 billion gallons, or 14%. The increase in volume sold includes an increase of 714 million gallons in our Wholesale segment attributable to increases in crude oil and in distillates due to colder weather year over year, offset by a decrease in gasoline volume due to increased competition. The increase in total volume also includes increases of 93 million gallons in our GDSO segment, primarily due to our supply and management agreement and unitary lease with Getty Realty and to the inclusion of Alliance for the full year of 2013 compared to ten months in 2012, and 49 million gallons in our Commercial segment due largely to an increase in bunkering activity.

  Gross Profit

        Our gross profit for 2014 and 2013 was $542.6 million and $405.8 million, respectively, an increase of $136.8 million, or 34%. The increase was attributed to (i) improved Wholesale segment margins from an increase in our crude oil activities, including a full year of Basin Transload and Cascade Kelly and improved margins during the third and fourth quarters of 2014, (ii) improved GDSO product margins due to declining gasoline prices during the second half of 2014, (iii) colder weather during the first quarter of 2014 compared to the first quarter of 2013 which improved our product margins for other oils and related products (primarily distillates, residual oil and propane) in our Wholesale segment, (iv) severe winter weather, including extreme cold and snow and the resulting rail congestion, which contributed to very favorable market conditions in gasoline blendstocks, primarily ethanol, (v) favorable market conditions in distillates which improved our Wholesale distillates product margin, and (vi) a $19.3 million negative impact during 2013 from increases of $6.2 million in the liability related to RIN forward commitments and $13.1 million in the mark to market value of the RVO deficiency. In 2014, while we had decreases of $6.2 million in the liability related to RIN forward commitments and $12.8 million in the mark to market value of the RVO deficiency, the resulting favorable impact of $19.0 million was offset by the expense incurred to purchase RINs during the first quarter of 2014 to reduce these liabilities. Our gross profit for 2014 was negatively impacted by (1) a challenging futures market during the second and fourth quarters of 2014, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol, and (2) extreme cold and snow which impacted rail traffic, increased congestion and caused delays which reduced crude oil activities during the first quarter and early into the second quarter of 2014.

        Our gross profit for 2013 and 2012 was $405.8 million and $333.5 million, respectively, an increase of $72.3 million, or 22%. The increase was attributed primarily to (i) our crude oil activities, including the Phillips 66 transaction and the February 2013 acquisitions of Basin Transload and Cascade Kelly, (ii) our GDSO segment which includes the results of Alliance for the full year of 2013 compared to ten months in 2012, (iii) our wholesale distillates business due to favorable market conditions and colder weather year over year, and (iv) our commercial business due largely to an increase in bunkering activity. Despite the increase, our gross profit was negatively impacted by 2013 events, including (i) a $6.2 million mark to market loss related to RIN forward commitments and a $13.1 million mark to market value of the RVO deficiency, resulting in a $19.3 million unfavorable impact in our wholesale gasoline and gasoline blendstocks product margin during 2013, (ii) temporary supply dislocations in the crude oil market during the third quarter and (iii) an increase in depreciation, which is included in cost of sales, primarily related to our acquisitions of Basin Transload and Cascade Kelly in February 2013 and Alliance in March 2012.

  Results for Wholesale Segment

        Gasoline and Gasoline Blendstocks.    Sales from wholesale gasoline and gasoline blendstocks for 2014 and 2013 were $7.1 billion and $8.1 billion, respectively, a decrease of $1.0 billion, or 13%, due to decreases in volume sold and in gasoline prices during the second half of 2014. Our gasoline and gasoline blendstocks product margin for 2014 and 2013 was $71.7 million and $43.1 million, respectively, an increase of $28.6 million, or 66%. The increase was attributed to (i) severe winter weather and the resulting rail congestion which contributed to very favorable market conditions in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product, and (ii) a $19.3 million negative impact during 2013 from increases of $6.2 million in the liability related to RIN forward commitments and $13.1 million in the mark to market value of the RVO deficiency. In 2014, while we had decreases of $6.2 million in the liability related to RIN forward commitments and $12.8 million in the mark to market value of the RVO deficiency, the resulting favorable impact of $19.0 million was offset by the expense incurred to purchase RINs during the first quarter of 2014 to reduce these liabilities. Despite the overall increase, our product margin for 2014 was negatively impacted by a challenging futures market during the second and fourth quarters, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.

        Sales from wholesale gasoline and gasoline blendstocks for 2013 and 2012 were $8.1 billion and $8.8 billion, respectively, a decrease of $0.7 billion, or 8%, due primarily to a decrease in volume sold due to increased competition. Our product margin from wholesale gasoline and gasoline blendstocks sales for 2013 and 2012 was $43.1 million and $54.6 million, respectively, a decrease of $11.5 million, due primarily to a $6.2 million mark to market loss related to RIN forward commitments and a $13.1 million mark to market value of the RVO deficiency. While there was increased competition in gasoline during most of 2013, which negatively impacted margins, market conditions were favorable in the second and fourth quarters.

        Crude Oil.    Crude oil sales and logistics revenues for 2014 and 2013 were $2.4 billion and $3.6 billion, respectively, a decrease of $1.2 billion, or 33%. The decrease was due primarily to a decrease in volume sold due to a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics and to rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014. Our product margin from crude oil for 2014 and 2013 was $142.0 million and $92.8 million, respectively, an increase of $49.2 million, or 53%, primarily due to (i) increased crude oil activities at our transloading facilities and improved margins during the third and fourth quarters of 2014, which more than offset the impact of extreme cold and snow during the first quarter and early into the second quarter of 2014 which impacted rail traffic, increased congestion and caused delays which reduced crude oil activity, and (ii) a full year of Basin Transload and Cascade Kelly.

        Sales from crude oil sales and logistics revenues for 2013 and 2012 were $3.6 billion and $1.2 billion, respectively, and increase of $2.4 billion, primarily due to an increase in volume sold and to our logistics activities. Our product margin from crude oil for 2013 and 2012 was $92.8 million and $35.5 million, respectively, an increase of $57.3 million, primarily due to an increase in our crude oil activities, including the Phillips 66 transaction and the February 2013 acquisitions of Basin Transload and Cascade Kelly. Despite the increase, our product margin for crude oil was negatively impacted due to temporary supply dislocations in the crude oil market during the third quarter of 2013.

        Other Oils and Related Products.    Sales from other oils and related products (primarily distillates, residual oil and propane) for 2014 and 2013 were $3.4 billion and $3.5 billion, respectively, a decrease of $0.1 billion, or 3%, due to a decrease in prices. Our product margin from other oils and related products for 2014 and 2013 was $79.4 million and $66.9 million, respectively, an increase of $12.5 million, or 19%, primarily in distillates due to colder weather, particularly during the first quarter of 2014 when temperatures were 9% colder than normal and 11% colder than the same period in 2013, and to favorable market conditions.

        Sales from other oils and related products for 2013 and 2012 were $3.5 billion and $3.7 billion for 2012, respectively. The decrease of $0.2 billion for 2013 was primarily due to a decrease in prices and a decrease in residual oil due to increased competition, offset by an increase in distillates due to favorable market conditions and colder weather year over year. In addition, we began offering propane during the second quarter of 2013. Our product margin from other oils and related products increased by $11.7 million, or 21%, to $66.9 million for 2013 compared to $55.2 million 2012, due primarily to our distillates business as a result of favorable market conditions and colder weather year over year.

  Results for Gasoline Distribution and Station Operations Segment

        Gasoline Distribution.    Sales from gasoline distribution for 2014 and 2013 were flat at $3.2 billion. Our product margin from gasoline distribution for 2014 and 2013 was $189.4 million and $150.1 million, respectively, an increase of $39.3 million, or 26%. The increase in our product margin from gasoline distribution for 2014 was due to declining gasoline prices during the third and fourth quarters and to the completion of certain raze and rebuilds and new-to-industry gasoline stations and convenience stores. Our product margin for 2014, however, was negatively impacted due to rising gasoline prices during the first six months of 2014.

        Sales from gasoline distribution for 2013 and 2012 were $3.2 billion and $3.0 billion. The increase of $0.2 billion, or 7% was due primarily to an increase in volume sold as a result of including the results of Alliance for the full year of 2013 compared to ten months in 2012 and to our supply and management agreement and unitary lease with Getty Realty which were not in place for the full year of 2012. Primarily for these same reasons, our product margin increased by $10.4 million to $150.1 million for 2013 compared to $139.7 million for 2012.

        Station Operations.    Our station operations, which consist primarily of convenience stores sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations, collectively generated revenues in 2014, 2013 and 2012 of approximately $165.8 million, $146.5 million and $124.1 million, respectively. Our product margin from station operations for 2014, 2013 and 2012 was $91.8 million, $80.1 million and $66.4 million, respectively. The increases in sales and product margin in 2014 compared to 2013 were due primarily to the completion of certain raze and rebuilds and to the addition of 11 convenience store/commission agent and new-to-industry gasoline stations and convenience stores during 2014. The increases in sales and product margin for 2013 compared 2012 were due primarily due to including the results of the Alliance acquisition for a full year in 2013 versus ten months in 2012.

  Results for Commercial Segment

        Our commercial sales for 2014, 2013 and 2012 were $1.0 billion, $1.0 billion and $0.7 billion, respectively. Our commercial product margin for 2014, 2013 and 2012 was $29.7 million, $28.4 million and $18.7 million, respectively. The increases in sales and product margin for 2013 compared 2012 were primarily due to an increase in bunkering activity. In our Commercial segment, residual oil accounted for approximately 49%, 51% and 41% of our total commercial volume sold for 2014, 2013 and 2012, respectively. Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

  Selling, General and Administrative Expenses

        SG&A expenses for 2014 and 2013 were $154.0 million and $115.5 million, respectively, an increase of $38.5 million, or 33%. The increase reflects additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities. Wages and benefits increased by $10.4 million, primarily due to an increase in headcount, and discretionary incentive compensation, which was accrued for in line with our 2014 performance, and expenses related to our long-term incentive plan increased by $14.6 million (see Note 12 of Notes to Consolidated Financial Statements for additional information on our LTIP). The increase in SG&A expenses also includes $6.3 million in professional fees, $3.8 million in depreciation expense, $1.7 million of costs incurred in connection with the Warren acquisition, and $6.2 million of other SG&A expenses, including higher rental and overhead expenses related to the office expansion and consolidation at our corporate headquarters. The increase in SG&A expenses was offset by decreases of $2.5 million in bad debt expense and $2.0 million in bank fees.

        SG&A expenses for 2013 and 2012 were $115.5 million and $95.7 million, respectively, an increase of $19.8 million, or 21%. The increase includes increases of $14.8 million in professional fees and due diligence costs associated with the growth of our business, including the acquisitions of Basin Transload and Cascade Kelly, $5.9 million in overhead expenses to support the growth of our business, $3.4 million in bad debt expense, $1.3 million in incentive compensation, and $3.2 million in other SG&A expenses. The overall increase in SG&A expenses for 2013 includes additional costs to support the growth of our business, primarily related to our crude oil activities and expenses related to our retail gasoline stations for a full year of 2013 versus ten months in 2012. The increase in SG&A expenses was offset by a decrease of $3.2 million in commissions related to certain gasoline station operations and $1.2 million in bank and letter of credit fees. In addition, in 2012, we had costs related to Alliance that did not recur in 2013, specifically $4.0 million in one-time acquisition costs and $0.4 million in management fees related to management agreements with Alliance that terminated in connection with the acquisition.

  Operating Expenses

        Operating expenses for 2014 and 2013 were $204.1 million and $185.7 million, respectively, an increase of $18.4 million, or 10%. The increase was primarily due to increases of $13.2 million in costs related to the operations of our retail gasoline stations and new-to-industry gasoline stations and convenience stores, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, $3.4 million in costs associated with our crude oil operations, including a full year of Basin Transload and Cascade Kelly, $2.9 million in operating costs associated with our terminals in Albany, New York and $0.8 million in other operating expenses. The increase in operating expenses was offset by a $1.9 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013, and we elected not to renew.

        Operating expenses for 2013 and 2012 were $185.7 million and $140.4 million, respectively, an increase of $45.3 million, or 32%. The increase in operating expenses includes $24.4 million in costs related to the operations of our retail gasoline stations for a full year of 2013 versus ten months in 2012, including expenses associated with management of the Getty Realty locations, $17.8 million in costs associated with our crude oil operations, largely reflecting our 2013 acquisitions of Basin Transload and Cascade Kelly, $2.6 million in operating costs associated with our terminals in Albany, New York, in part due to the addition of our propane facility, and $2.9 million in other operating expenses. The increase in operating expenses was offset by a $2.4 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013, and we elected not to renew.

  Amortization Expense

        Amortization expense related to our intangible assets for 2014, 2013 and 2013 was $18.9 million, $19.2 million and $7.0 million, respectively. The increase of $12.2 million for 2013 compared to 2012 was primarily due to $26.2 million of intangible assets acquired in the Basin Transload acquisition and to a full year of amortization in 2013 versus ten months in 2012 related to the intangible assets acquired in the Alliance acquisition.

  Interest Expense

        Interest expense for 2014 and 2013 was $47.7 million and $43.5 million, respectively, an increase of $4.2 million, or 10%. The increase was primarily attributed to interest related to our senior notes (see "Liquidity and Capital Resources—Credit Agreement") and $1.6 million in expenses associated with the write-off of certain financing fees in connection with the issuance of our 6.25% notes due 2022 (the "6.25% Notes").

        Interest expense for 2013 and 2012 was $43.5 million and $42.0 million, respectively, an increase of $1.5 million, due primarily to additional borrowings related to our February 2013 acquisitions of Basin Transload and Cascade Kelly and our March 2012 acquisition of Alliance and a $1.1 million increase in amortization of deferred financing fees, offset by lower working capital borrowings and a decrease in costs of borrowings in connection with the November 2012 amendment to our credit agreement.

  Income Tax Expense

        Income tax expense for 2014, 2013 and 2012 of $1.0 million, $0.8 million and $1.6 million, respectively, reflect the operating results of our wholly-owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

  Net Income (Loss) Attributable to Noncontrolling Interest

        In February 2013, we acquired a 60% membership interest in Basin Transload. The net income (loss) attributable to noncontrolling interest of $2.3 million and ($1.6 million) for 2014 and 2013, respectively, represents Basin Transload's 40% ownership of the net (income) loss reported.

Liquidity and Capital Resources

  Liquidity

        Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness. Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity. Working capital decreased by $148.0 million to $253.7 million at December 31, 2014 compared to $401.7 million at December 31, 2013, primarily due to declining prices, which resulted in decreases in net accounts receivable and inventories of $228.7 million and $236.0 million, respectively, partially offset by a decrease in accounts payable of $324.5 million.

  Cash Distributions

        During 2014, we paid the following cash distributions to our common unitholders and our general partner:

Cash Distribution Payment Date	Total Paid	Distribution Paid for the Quarterly Period Ended
February 14, 2014	$17.9 million	Fourth quarter 2013
May 15, 2014	$18.3 million	First quarter 2014
August 14, 2014	$18.8 million	Second quarter 2014
November 14, 2014	$19.3 million	Third quarter 2014

  Contractual Obligations

        We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2014 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Credit facility obligations (1)	$257,536	$8,609	$215,158	$33,769	$—
Senior notes obligations (2)	550,782	23,438	46,875	46,875	433,594
Operating lease obligations (3)	709,683	165,659	270,477	141,447	132,100
Capital lease obligations	651	176	469	6	—
Other long-term liabilities (4)	152,909	12,658	27,601	35,172	77,478

Total	$1,671,561	$210,540	$560,580	$257,269	$643,172

(1)
Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2014 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)
Includes principal and interest on the 6.25% Notes. No principal payments are required prior to maturity.

(3)
Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights, barging agreements and a lease with a related party. In January 2015, we acquired the Revere, Massachusetts terminal we previously leased with a related party, GPC (see Item 1, "Business and Properties—Recent Developments").

(4)
Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil, amounts related to our 5-year pipeline connection agreement entered into in March 2013 with Tesoro Logistics and pension and deferred compensation obligations.

        In addition to the obligations described in the above table, we had minimum volume purchase requirements at December 31, 2014. Pricing is based on spot prices at the time of purchase. Please read Note 13 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

  Capital Expenditures

        Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $34.1 million, $11.0 million and $13.1 million in maintenance capital expenditures for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows. The increases in maintenance capital expenditures in 2014 compared to 2013 and 2012 were primarily due to additional expenditures related to our gasoline stations, office expansion and consolidation costs and investments in information technology. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

        Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, and new-to-industry gasoline stations and convenience stores and storage flexibility at various terminals and adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $61.0 million, $146.2 million and $332.5 million in expansion capital expenditures for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

        Specifically, for 2014, expansion capital expenditures included approximately $24.1 million in costs associated with our crude oil activities, $20.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, $5.2 million in costs associated with our propane storage and distribution facility in Albany, New York and $11.3 million in other expansion capital expenditures including, in part, office expansion and consolidation costs, investments in information technology and computer upgrades at various terminals, and additional equipment costs related to our compressed natural gas operations. The $24.1 million in costs associated with our crude oil activities include, in part, tank construction projects, rail expansion and improvement costs and the purchase of land for future rail expansion.

        In 2013, expansion capital expenditures included approximately $90.0 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload. In addition, we had $56.1 million in expansion capital expenditures which consists of $23.6 million in costs associated with our crude oil activities, $22.6 million in new site development, expansion and improvements at certain retail gasoline stations, $4.5 million in costs associated with the building of a propane storage and distribution facility in Albany, New York and $5.4 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment and computer upgrades at various terminals. The $23.6 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build-out project to increase the rail receipt and throughput storage capacities of primarily crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.

        Certain of the $24.1 million and $23.6 million for 2014 and 2013, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload. These costs are reported in the accompanying consolidated statement of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

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

  Cash Flow

        The following table summarizes cash flow activity (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$344,902	$255,147	$232,452
Net cash used in investing activities	$(91,093)	$(243,207)	$(226,488)
Net cash used in financing activities	$(257,788)	$(8,700)	$(4,315)

        Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

        Net cash provided by operating activities was $344.9 million for 2014 compared to $255.1 million for 2013, for a year-over-year increase in cash provided by operating activities of $89.8 million. Net cash provided by operating activities was $255.1 million for 2013 compared to $232.4 million for 2012, for a year-over-year increase in cash provided by operating activities of $22.7 million. The primary drivers of the changes for the years ended December 31 include the following (in thousands):

	2014	2013	Change	2013	2012	Change
Decrease (increase) in accounts receivable	$226,962	$8,524	$218,438	$8,524	$(57,160)	$65,684
Decrease in inventories	$235,993	$61,992	$174,001	$61,992	$40,898	$21,094
(Decrease) increase in accounts payable	$(324,500)	$18,667	$(343,167)	$18,667	$146,947	$(128,280)
(Increase) decrease in derivatives	$(17,509)	$5,778	$(23,287)	$5,778	(9,845)	$15,623

        For 2014, the decreases in accounts payable, inventories and accounts receivable were primarily due to declining prices. The increase in net cash provided by operating activities was largely due to the year-over-year increase in net income of $75.9 million. In addition, through the use of regulated exchanges and other over-the-counter derivatives, we maintain a position that is substantially hedged with respect to our inventories and forward commodity purchases and sales. In 2014, the contracts supporting our derivative hedge program required margin payments.

        For 2013, including the beginning account balances related to Basin Transload and Cascade Kelly as of their respective acquisition dates, the decrease in accounts receivable was due to a decrease in refined petroleum prices year over year and the decrease in inventories was due to carrying lower levels of inventory. The increase in accounts payable was due primarily to an increase in our crude oil activities. In addition, in 2013 the contracts supporting our derivative hedge program provided funds.

        For 2012, including the beginning account balances related to Alliance as of the acquisition date, we had an increase in the carrying value of accounts payable due to higher prices year over year and to the expansion of our crude oil activities. We also had an increase in the carrying value of accrued expenses and other current liabilities, offset by an increase in accounts receivable due to increased prices year over year and to the growth in our gasoline distribution business. The decrease in inventories was due to carrying lower levels of inventory. In addition, in 2012, the contracts supporting our derivative hedge program required margin payments.

        Net cash used in investing activities was $91.1 million for 2014 and included $61.0 million in expansion capital expenditures and $34.1 million in maintenance capital expenditures, offset by $4.0 million in proceeds from the sale of property and equipment.

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

        See "—Capital Expenditures" for a discussion of our expansion capital expenditures for the years ended December 31, 2014, 2013 and 2012.

        Net cash used in financing activities was $257.8 million for 2014 and included $300.9 million in net payments on our working capital revolving credit facility, $227.0 million in net payments on our revolving credit facility in connection with the issuance of the 6.25% Notes, $73.8 million in cash distributions to our common unitholders and our general partner, $40.2 million in payments to the holders of the 8.0% senior notes and 7.75% senior notes in connection with the issuance of the 6.25% Notes, $9.2 million distributions to our noncontrolling interest at Basin Transload, $8.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner's obligations and $3.0 million in net payments on our line of credit related to Basin Transload. Net cash used in financing activities was offset by $258.9 million in proceeds from the issuance our 6.25% Notes, $137.8 million in proceeds from our December 2014 public offering and $8.2 million in capital contributions from our noncontrolling interest at Basin Transload.

  Credit Agreement

        As of December 31, 2014, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility. We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement will mature on April 30, 2018.

        Pursuant to the credit agreement, we exercised our accordion feature (discussed below) and requested an increase in the Total WC Revolver Commitment (as defined in the credit agreement) in an amount equal to $150.0 million. On December 19, 2014, certain lenders under the credit agreement agreed to fund the $150.0 million increase, bringing the total available commitments under the credit agreement from $1.625 billion to $1.775 billion.

        As of December 31, 2014, there were two facilities under the credit agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and

  •
  a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

        In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $2.075 billion. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.775 billion.

        In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. Dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the Base Rate (as defined in the credit agreement). The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.775 billion.

        Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time based on specific advance rates on eligible current assets. Under the credit agreement, borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base. Availability under the borrowing base may be affected by events beyond our control, such as changes in product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions. These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.

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

        The average interest rates for the credit agreement were 3.7%, 4.2% and 4.0% for the years ended December 31, 2014, 2013 and 2012, respectively.

        The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

        As of December 31, 2014, we had total borrowings outstanding under the credit agreement of $233.8 million, including $133.8 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $167.4 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.4 billion and $479.9 million at December 31, 2014 and 2013, respectively.

        Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

        The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2014. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

  8.0% Senior Notes

        On February 14, 2013, we entered into a note purchase agreement with FS Energy and Power Fund ("FS Energy"), with respect to the issue and sale by us to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.0% Senior Notes due 2018 (the "8.0% Notes"). The 8.0% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and were not registered under the Securities Act or any state securities laws. Interest on the 8.0% Notes accrued from February 14, 2013 and was paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

        Closing of the offering occurred on February 14, 2013. The 8.0% Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to us of approximately $67.9 million. Additionally, we separately paid fees and offering expenses. The discount of $2.1 million at issuance was accreted as additional interest. On February 15, 2013, we used the net proceeds from the offering, after paying fees and offering expenses, to finance a portion of our acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs. In connection with the Exchange Rights Agreements, defined below, the 8.0% Notes were not outstanding at December 31, 2014.

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

        Closing of the offering occurred on December 23, 2013. The 7.75% Notes were sold to the Purchasers at their face amount, resulting in proceeds to us of $80.0 million. Additionally, we separately paid fees and offering expenses. We used a portion of the net proceeds from the offering to pay outstanding indebtedness and for general partnership purposes. In connection with the Exchange Rights Agreements, defined below, the 7.75% Notes were not outstanding at December 31, 2014.

  Exchange Rights Agreements

        On June 19, 2014, we and GLP Finance Corp. (the "Issuers") entered into a letter agreement (the "Exchange Rights Agreements") with each of FS Energy and certain funds managed by Kayne Anderson Capital Advisors, L.P. pursuant to which the parties agreed to modifications to or waivers of certain of the provisions of the indentures governing the 8.0% Senior Notes and the 7.75% Senior Notes (collectively, the "Existing HY Notes") for purposes of effecting the repayment of the Existing HY Notes with a portion of the proceeds of the Issuers' private placement of the 6.25% Notes and the subsequent issuance of a portion of the 6.25% Notes to the holders of the Existing HY Notes.

  6.25% Senior Notes

        On June 19, 2014, the Issuers entered into a purchase agreement (the "Purchase Agreement") with the Initial Purchasers (as defined therein) (the "Initial Purchasers") pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers' 6.25% Notes to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

        Closing of the offering occurred on June 24, 2014. We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our revolving credit facility and to repurchase or exchange all of our $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows: the principal amount of $70.0 million of the 8.0% Notes and the principal amount of $80.0 million of the 7.75% Notes, including premium payments but excluding accrued and unpaid interest. Specifically, we paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes. The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at December 31, 2014.

        We accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, "Modification and Extinguishments," as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms. As a result of the $40.0 million extinguishment of the remaining principal debt, we incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees. These expenses are included in interest expense in the accompanying statement of income for the year ended December 31, 2014.

        Additionally, as a result of the modification, the pro rata portion of the unamortized original issue discount and deferred financing fees associated with the Existing HY Notes remaining will be amortized over the term of the 6.25% Notes.

  Indenture

        In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas as trustee, entered into an indenture (the "Indenture").

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

  Registration Rights Agreement

        On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the "Registration Rights Agreement") with the Initial Purchasers in connection with the Issuers' private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014. Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 6.25% Notes. If the exchange offer is not completed on or before the 360th day after June 24, 2014, the annual interest rate borne by the 6.25% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective). On March 3, 2015, we filed a Registration Statement on Form S-4 (File No. 333-202464) with the Securities and Exchange Commission to exchange the 6.25% Notes for registered notes with substantially the same terms as the 6.25% Notes.

  Line of Credit

        On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis. The facility matures on December 9, 2015 and had an outstanding balance of $0.7 million and $3.7 million at December 31, 2014 and 2013, respectively. The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

  Deferred Financing Fees

        We incur bank fees related to our credit agreement and other financing arrangements. These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements. We capitalized deferred financing fees of $24.0 million (primarily associated with the issuance of our $375.0 million aggregate principal amount of our 6.25% Notes, $17.7 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of approximately $5.6 million, $6.9 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of income. Unamortized fees are included in other current assets and other long-term assets.

  Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Impact of Inflation

        Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012.

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

  Inventory

        We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchanged-traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, is recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or market, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or market.

        Convenience store inventory and RIN inventory are carried at the lower of historical cost, on a first-in, first-out basis, or market.

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

  Leases

        We had a throughput agreement with GPC one of our affiliates, with respect to its terminal in Revere, Massachusetts. This agreement was accounted for as an operating lease in 2014, 2013 and 2012. On January 14, 2015, we acquired the Revere terminal from GPC. Please read Item 13, "Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp." We also have lease agreements with the Port of St. Helens for land and for access rights to a rail spur and dock located at our Oregon facility. We also have entered into terminal and throughput lease arrangements with various unrelated oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, we lease certain gasoline stations from third parties under long-term arrangements with various expiration dates. We have a long-term lease agreement with Getty Realty which enables us to supply and operate certain Getty Realty gasoline station sites.

        We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. We also lease railcars and barges through various lease arrangements with various expiration dates. We have rental income from gasoline stations and lease income from space leased to several unrelated third parties at several of our terminals. Additionally, we have capital leases for other computer equipment and leasehold improvements. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

  Revenue Recognition

        Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil, natural gas and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales. In addition, we generate revenue from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Revenue for logistics services is recognized as services are provided. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. We also recognize convenience store sales of gasoline, grocery and other merchandise and commissions on lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight-line basis over the term of the lease.

        Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. Any net differential for exchange agreements is recorded as a nonmonetary adjustment of inventory costs.

        We collect trustee taxes, which consist of various pass through taxes collected from customers on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. As such, it is our policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities.

  Derivative Financial Instruments

        We principally use derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, "exchange-traded derivatives") and physical and financial forwards and over-the counter ("OTC") swaps (collectively, "OTC derivatives"), to reduce our exposure to unfavorable changes in commodity market prices and interest rates. We use these exchange-traded and OTC derivatives to hedge commodity price risk associated with our inventory and undelivered forward commodity purchases and sales ("physical forward contracts") and use interest rate swap instruments to reduce our exposure to fluctuations in interest rates associated with our credit facilities. We account for derivative transactions in accordance with ASC 815, "Derivatives and Hedging," and recognize derivatives instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

        The fair value of exchange-traded derivative transactions reflect amounts that would be received from or paid to our brokers upon liquidation of these contracts. The fair value of these exchange-traded derivative transactions are presented on a net basis, offset by the cash balances on deposit with our brokers, presented as brokerage margin deposits in the consolidated balance sheets. The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions. The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists. The presentation of the change in fair value of our exchange-traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

        Derivatives Accounted for as Hedges—We utilize fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

  Fair Value Hedges

        Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange-traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

  Cash Flow Hedges

        Derivatives designated as cash flow hedges are used to hedge interest rate risk from fluctuations in interest rates and may include various interest rate derivative instruments entered into with major financial institutions. For a derivative instrument being designated as a cash flow hedges, the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income through interest expense in the same period that the hedged exposure affects earnings. The ineffective portion is recognized in the consolidated statement of income immediately.

        Derivatives Not Accounted for as Hedges—We utilize petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

  Petroleum and Ethanol Commodity Contracts

        We use exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by us as fair value hedges. Additionally, we use exchange-traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity exposure associated with our physical forward contracts which are not designated by us as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet. The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

        While we seek to maintain a position that is substantially balanced within our commodity product purchase and sale activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, maintaining a constant presence in the marketplace and managing the forecasted market outlook for future anticipated inventories, which are necessary for its business, we engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in fair value of these derivative instruments are recognized in the consolidated statement of income through cost of sales.

  Natural Gas Commodity Contracts

        We use physical forward purchase contracts to hedge price risk associated with the marketing and selling of natural gas to third-party users. These physical forward purchase commitments for natural gas are typically executed when we enter into physical forward sale commitments of product for physical delivery. These physical forward contracts, to the extent they meet the definition of a derivative, are reflected as derivative assets and derivative liabilities in the consolidated balance sheet. Changes in fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of income through cost of sales.

  Foreign Currency Contracts

        We use forward foreign currency contracts to hedge certain foreign denominated (Canadian) commodity product purchases. These forward foreign currency contracts are not designated by us as hedges and are reflected as prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. Changes in fair values of these forward foreign currency contracts are reflected in cost of sales.

  Margin Deposits

        All of our exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers. We deposit initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement of closed futures contracts. Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

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

        There were no impairment charges required in 2014, 2013 and 2012. However, at December 31, 2014, we had a $4.0 million remaining net book value of long-lived assets used in supplying compressed natural gas ("CNG"), which might be viewed as an alternative fuel to oil. The long-term recoverability of these assets might be adversely impacted by any prolonged decline in commodity prices or the cost differential between natural gas and oil. Over the long-term, if oil remains an attractive alternative to CNG due to lower oil prices, this may become an indicator of the potential impairment of these CNG assets in the future. We will monitor the pricing environment and the related impact this may have on the CNG operating and cash flows and whether this would constitute an impairment indicator.

  Goodwill

        Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. A portion of our goodwill is allocated to the Wholesale reporting unit, and a portion of the goodwill is allocated to the GDSO reporting unit. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The impairment test first includes a qualitative assessment in order to conclude if it is more likely than not that the reporting unit's fair value exceeds its carrying value. If necessary, we would then complete a two-step quantitative assessment.

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

        Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when related contingencies are resolved, generally upon cash receipt.

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

        As of December 31, 2014, we had total borrowings outstanding under our credit agreement of $233.8 million. Please read Item 7, "Management's Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement" for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $2.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

        In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of our 6.25% Notes (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable. Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument. Accordingly, at December 31, 2014, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship. Accordingly, all changes in the fair value of this instrument are recorded in earnings.

        See Notes 2 and 4 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

  Commodity Risk

        We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and gasoline blendstocks in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of exchange-traded futures contracts traded on the NYMEX, CME and ICE and over-the-counter transactions, including swap agreements entered into with established financial institutions and other credit-approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

        While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in the fair value of these derivative instruments are recognized in the consolidated statement of income through cost of sales. In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

        We utilize exchange-traded futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, CME and ICE, which are regulated exchanges for the commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries. With respect to other energy products such as ethanol, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock-in margins relative to our commitments.

        At December 31, 2014, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at December 31, 2014	Effect of 10% Price Increase	Effect of 10% Price Decrease
Exchange traded derivative contracts	$121,490	$(17,931)	$17,931
Forward derivative contracts	25,319	(14,590)	14,590

	$146,809	$(32,521)	$32,521

        The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2014. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day's market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange's requirements. The brokerage margin balance was $17.2 million at December 31, 2014.

        We are exposed to credit loss in the event of nonperformance by counterparties to our exchange-traded derivative contracts, physical forward contracts, and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Exchange-traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks. We utilize primarily three clearing brokers, all major financial institutions, for all NYMEX and CME derivative transactions and the right of offset exists with these financial institutions. Accordingly, the fair value of our exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheet. Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 8.    Financial Statements and Supplementary Data.

        The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting as more particularly described in Management's Annual Report on Internal Control Financial Reporting below.

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

        Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on that evaluation, we identified a material weakness in the operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, at December 31, 2014, management's review of the valuation of forward commodity purchase and sales contracts was not sufficiently precise; however, the lack of precision during the performance of the control resulting in this material weakness did not have an impact on the December 31, 2014 financial statements. We have put in place timely controls and developed systems and designed controls to improve the process of the valuation protocol which will enhance the quality of management's review of these valuations.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

  Changes in Internal Control

        Except for the remediation efforts described below and the material weakness identified at December 31, 2014, there has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Remediation of Prior Year Material Weaknesses

        Based on our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we were not performing timely and comprehensive reconciliations between our renewable identification numbers ("RIN") on hand and our renewable volume obligation ("RVO"). Additionally, the integration and communication between our departments were not effective in identifying forward RIN purchase and sales contracts which were unfavorable. In addition, due to the inability to age and analyze the lag associated with certain accrued liabilities related to petroleum products, there was a design deficiency in the precision of our monitoring control over these liabilities. We also identified other deficiencies, which when aggregated, represent a material weakness in our financial statement close process. These control deficiencies contributed to material errors in previously issued 2013 interim financial statements. As a result of these material weaknesses, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

        In response, we implemented the following changes in our internal control over financial reporting:

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

  •
  Developed reporting systems to monitor RIN positions and compliance with the RIN operational policy that will be reconciled to the accounting records and the EPA Moderated Transaction System ("EMTS").

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

  •
  Expanded our internal audit function and engaged a third-party consulting firm to support and assist in the evaluation, redesign and testing the operational effectiveness of our internal controls over financial reporting.

  •
  Implemented newly designed controls during the third and fourth quarters, and determined them through testing to be operating effectively throughout these quarters.

  •
  Implemented and enhanced additional management review controls and end-user computing controls.

        As a result of these changes in internal controls over financial reporting, the material weaknesses with respect to internal control over financial reporting identified at December 31, 2013 described above were successfully remediated in 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC
and Unitholders of Global Partners LP

        We have audited Global Partners LP's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Global Partners LP's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the partnership's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in the precision of the review control related to the valuation of their undelivered forward commodity purchase and sale contracts.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 13, 2015, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Global Partners LP has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2015

Item 9B.    Other Information.

        On March 11, 2015 we entered into the following amendments and restatements to our shared services agreements: (i) Global Companies LLC entered into an Amended and Restated Services Agreement with AE Holdings (the "AE Holdings Amended and Restated Services Agreement"), and (ii) certain of our subsidiaries entered into a Second Amended and Restated Services Agreement with Global Petroleum Corp. (the "GPC Second Amended and Restated Services Agreement", and together with the AE Holdings Amended and Restated Services Agreement", the "Amended and Restated Services Agreements").

        Under the AE Holdings Amended and Restated Services Agreement, we will continue to provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays us an aggregate of $15,000 per year in equal monthly installments. Under the GPC Second Amended and Restated Services Agreement, Global Petroleum Corp. no longer provides us with terminal, environmental and operational support services, but we will continue to provide Global Petroleum Corp. with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which Global Petroleum Corp. pays us a monthly services fee at an agreed amount subject to the approval by our Conflicts Committee. The Amended and Restated Services Agreements are each for an indefinite term and any party may terminate some or all of the services upon ninety (90) days' advanced written notice.

        The Amended and Restated Services Agreements are being filed herewith as Exhibits 10.48 and 10.49.

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

        Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka's brother, Richard Slifka succeeded him as chairman of the board of our general partner. Mr. Slifka's estate is in probate and his beneficially owned interests in Global Partners LP and its affiliates have not yet been settled.

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

        Set forth below are the names, ages (as of March 9, 2015) and titles of persons currently serving as directors and executive officers of our general partner.

Name	Age	Position with Global GP LLC
Richard Slifka	74	Chairman
Eric Slifka	49	President, Chief Executive Officer and Director
Andrew Slifka	46	Executive Vice President and Director
Mark A. Romaine	46	Chief Operating Officer
Daphne H. Foster	57	Chief Financial Officer
Edward J. Faneuil	62	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	67	Executive Vice President and Chief Accounting Officer
David K. McKown	77	Director
Robert J. McCool	76	Director
Kenneth I. Watchmaker	72	Director

        Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December 1998. Currently Mr. Slifka serves as Chairman of the board of directors of AE Holdings Corp. ("AE Holdings"), a privately held affiliated company. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and currently serves as President of the Independent Fuel Terminal Operators Association. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka's extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

        Eric Slifka was elected President, Chief Executive Officer and a director of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. Mr. Slifka is a member of the board of directors and an owner of AE Holdings, a privately held affiliated company. He is a member of the National Petroleum Council and serves on the board of directors of the New England Fuel Institute, Energy Policy Research Foundation, Inc., Massachusetts Youth Committed to Winning and Massachusetts General Hospital President's Council. Mr. Slifka is the son of the late Alfred A. Slifka and the nephew of Richard Slifka.

        Andrew Slifka was elected to serve as a director of our general partner in April 2012. He has served as Executive Vice President of our general partner since March 2012 and as President of Alliance and its predecessor, Alliance Energy Corp., since November 2007. He has been employed with Alliance since 1999. Mr. Slifka served as Vice President and General Manager for the Northeast region

(Rhode Island, Massachusetts, New Hampshire and Maine) of Alliance Energy Corp. from 1999 to 2003 and as Executive Vice President from 2003 to November 2007. From 1991 to 1999, Mr. Slifka held various positions in the supply, distribution and marketing departments with the predecessor of Global Companies LLC, Global Petroleum Corp. He serves on the boards of directors of the Independent Oil Marketers Association and CF&MS Fund and on the board of trustees of The Rivers School. Mr. Slifka is the son of Richard Slifka and the nephew of the late Alfred A. Slifka.

        Mark A. Romaine was elected Chief Operating Officer of our general partner in July 2013. Mr. Romaine served as Senior Vice President of Light Oil Supply and Distribution of our general partner from 2006 until June 2013. He joined a predecessor company in 1998 as Premium Fuels Marketing Manager. Mr. Romaine's experience in the petroleum products industry includes operations and marketing positions with Volta Oil in Plymouth, Massachusetts. Mr. Romaine received a bachelor's degree from Providence College and an MBA from the University of Massachusetts.

        Daphne H. Foster was elected Chief Financial Officer of our general partner in July 2013. Ms. Foster served as Treasurer of our general partner from 2010 through June 2013. She joined Global in 2007. Her experience in the petroleum products industry includes several years as a Vice President in the Energy and Utilities Division of Bank of Boston. Ms. Foster started her banking career in 1982 at Bank of Boston and later joined Citizens Financial Group, where she oversaw the Loan Officer Development Program. Ms. Foster received a bachelor's degree and an MBA from Boston University.

        Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He previously served as Executive Vice President and General Counsel of Alliance. Mr Faneuil received a bachelor's degree from Trinity College and a J.D. from Suffolk University Law School. He currently serves on the board of directors of the Independent Oil Marketers Association.

        Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner in March 2005 and was named Executive Vice President and Treasurer in February 2007. Mr. Rudinsky continues to serve as Chief Accounting Officer and Co-Director of Mergers & Acquisitions. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998. Mr. Rudinsky earned a bachelor's degree from Boston College and an MBA from Babson College.

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

        Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. He had served as an Advisor to Tetco Inc., a privately held company in the energy industry, for 46 years and has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. marketing. Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil's North and South America marketing and refining business. Mr. McCool's extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("Reporting Persons") to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2014, with the exception of one Form 4 for Mr. Richard Slifka (with respect to a disposition of common units) and one Form 4 for Mr. Kenneth I. Watchmaker (with respect to an acquisition of common units).

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

Communications with Unitholders, Employees and Others

        Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non-management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161, Fax: 781-398-4165.

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

        A copy of the code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454-9161.

Corporate Governance Matters

        The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2014.

        The certifications of our general partner's Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

        All of our executive officers and substantially all of our employees are employed by our general partner, except for our gasoline station and convenience store employees who are employed by Global Montello Group Corp. ("GMG") or Drake Petroleum Company, Inc. ("Drake"), and certain union personnel. Our general partner does not receive any management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, executive officer and director compensation and benefits properly allocable to Global Partners LP. Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

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

        Our "named executive officers" include Mr. Eric Slifka, our Chief Executive Officer ("CEO"), Ms. Daphne H. Foster, our Chief Financial Officer ("CFO"), Mr. Mark A. Romaine, our Chief Operating Officer ("COO"), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2014, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations ("GDSO") Division, Mr. Edward J. Faneuil, our Executive Vice President and General Counsel, and Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer. Each of Messrs. Eric Slifka, Andrew Slifka, and Faneuil has an employment agreement with our general partner. Mr. Rudinsky, Ms. Foster and Mr. Romaine are employees at will and do not have employment agreements with our general partner.

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

Compensation Methodology

        Our general partner uses third-party compensation consultants to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP ("BDO") as an outside compensation consultant during 2014.

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

  •
  Our Executive Vice President and General Counsel plays a critical role in our major transactions and strategic business initiatives, serves as a trusted business advisor to our executive officers, and is responsible for all of our environmental compliance functions, as well as serving as our top legal executive;

  •
  Our Executive Vice President and Chief Accounting Officer, who also serves as co-director of our mergers and acquisitions activities, is responsible for our financial analyses in connection with our acquisition due diligence; and

  •
  Our Executive Vice President who also serves as President of our GDSO Division has executive responsibilities as well as primary oversight of our gasoline and convenience store business.

        During 2014, BDO worked with the Compensation Committee to provide competitive information and assistance related to the renewal of employment agreements for Messrs. Eric Slifka, Andrew Slifka and Edward Faneuil. These services included a review and update of the CEO Cash-Based Incentive Plan covering the 2015-2017 term under the new employment agreement entered into with Eric Slifka on December 31, 2014, an update on competitive compensation information for our Chief Financial Officer position and research on competitive pay practices for independent board members. Analyses regarding competitive pay practices for our named executive officers and board members were based on information contained in proxies filed by several groups of companies with various characteristics comparable and relevant to our current size and scope of operations, including approximately 225 companies with comparable market capitalization and employees; 130 companies with comparable market capitalization and total assets; 30 oil and gas distribution and storage companies; 10 additional companies with comparable market capitalization, assets and related business operations; and nine companies in related businesses.

        In addition, BDO worked with the Compensation Committee in 2014 to update the performance targets and associated levels of payouts contained in our 2014 short-term incentive plan for our named executive officers. Plan modifications were made to incorporate the increased scope of our operations and to ensure the plan is fully aligned with and consistent with our efforts to achieve critical business objectives. A complete description of changes made to the short-term incentive plan is included in the next section,—Elements of Compensation.

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

        The elements of the 2014 executive officer compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

        A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

        Each named executive officer's base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). The base salaries for three of our named executive officers are set by the terms of their respective employment agreements; the base salaries for the named executive officers without employment agreements are set in accordance with our CEO's recommendations, using salary range information from BDO, and as approved by the Compensation Committee. Base salaries for Messrs. Eric Slifka, Mark Romaine, Andrew Slifka, Edward Faneuil and Charles Rudinsky and Ms. Daphne Foster did not change in 2014. The base salaries in effect as of the end of 2014 for our named executive officers were as follows: $800,000 for Mr. Eric Slifka, $500,000 for Mr. Romaine; $425,000 for Mr. Andrew Slifka; $376,000 for Mr. Faneuil; $300,000 for Ms. Foster; and $273,000 for Mr. Rudinsky. Effective January 1, 2015, base salaries for Mr. Faneuil and Ms. Foster were increased to $450,000 and $400,000, respectively.

Short-Term Incentive Plans

        Our general partner established a cash bonus pool for 2014 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner's short-term incentive plan for 2014 (the "STIP") included a performance-based component, for which 50% of the cash bonus pool was available (the "STIP Performance Component"), and a discretionary component, for which the other 50% of the cash bonus pool was available (the "STIP Discretionary Component"). Incentive awards earned under the STIP were based on the Partnership's actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2014 (the "DCF objective"). Under our general partner's Short-Term Incentive Plan, for purposes of determining whether a specified target was achieved, "distributable cash flow" (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures ("DCF"). DCF is discussed under "Results of Operations—Evaluating Our Results of Operations" and reconciled to its most directly comparable GAAP financial measures under "Results of Operations—Key Performance Indicators" in Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

        Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2014 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 100% (or $500,000) for Mr. Romaine; 93% (or $350,000) for Mr. Faneuil; 67% (or $200,000) for Ms. Foster; 47% (or $200,000) for Mr. Andrew Slifka; and 41% (or $112,500) for Mr. Rudinsky. 50% of the incentive target values for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

        STIP Performance Component (50% of the incentive target value):    Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. We achieved DCF in 2014 of $162,492, or 124.6% of the DCF objective set by the Compensation Committee for 2014. Accordingly, our named executive officers were entitled to receive 172% of their respective STIP Performance Components, specifically as follows: $688,000 for Mr. Eric Slifka; $430,000 for Mr. Romaine; $301,000 for Mr. Faneuil; $172,000 for Ms. Foster; $172,000 for Mr. Andrew Slifka; and $96,750 for Mr. Rudinsky.

        STIP Discretionary Component (50% of the incentive target value):    The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to supplement the performance metric by analyzing other factors than it may elect to use for determining the STIP Performance Component. Such factors include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us and, as may be applicable, the contributions of any or all of the named executive officers. The Compensation Committee awarded our named executive officers 200% of their respective STIP Discretionary Components for 2014, specifically as follows: $800,000 for Mr. Eric Slifka; $500,000 for Mr. Romaine; $350,000 for Mr. Faneuil; $200,000 for Ms. Foster; $200,000 for Mr. Andrew Slifka; and $112,500 for Mr. Rudinsky.

        In awarding the 2014 STIP Discretionary Component, the Compensation Committee recognized that the following strategic initiatives and opportunities, undertaken by us under the leadership of Mr. Slifka and executed by our named executive officers, transformed us beyond our historic businesses and provided us with vital growth opportunities. These strategic initiatives and opportunities include:

  •
  We negotiated and entered into a stock purchase agreement with Warren Equities, Inc. ("Warren") and The Warren Alpert Foundation to acquire 100% of the stock of Warren and its subsidiaries. This acquisition, which was consummated in January 2015, is the largest in our history and includes 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers

  •
  We and Kansas City Southern announced plans to develop a unit train terminal in Port Arthur, Texas. With 340,000 barrels of initial storage capacity, the waterborne terminal will serve as a destination for heavy crude oil from Western Canada and is expected to have an initial capacity of up to two unit trains per day.

  •
  We entered into an agreement with Meadowlark Midstream Company, LLC whereby it will build, own and operate a crude oil transportation system serving our crude oil storage facility at the Columbus rail loading terminal in Burke County, North Dakota operated by our 60% owned subsidiary, Basin Transload, LLC ("Basin Transload"). In connection with this agreement, we commenced construction of an additional 176,000 barrels of tank storage, which will bring total capacity at the Columbus facility to 446,000 barrels. We entered into a five-year contract with a third party under which we will provide rail, terminalling, storage and marine logistics services for crude oil to be transloaded from facilities in the United States and Canada by the third party and delivered to one of our terminals. The terms of the contract include a minimum monthly take or pay commitment totaling approximately 55 million barrels of crude oil over the contract's term.

  •
  Basin Transload executed a pipeline connection agreement whereby Tesoro Logistics has completed and owns and operates a new 4.1 mile pipeline lateral from its Dunn Center Station to Basin Transload's facility in Beulah, North Dakota.

        Each of our named executive officers earned a short-term incentive award for 2014. A summary of these awards appears in the table below:

Name		Target Value as a % of Salary	Target Value ($)	2014 Award Value as a % of Target Value	2014 Award Payouts ($)
Eric Slifka	Total Award	100%	800,000	186%	1,488,000
	Performance	50%	400,000	172%	688,000
	Discretionary	50%	400,000	200%	800,000
Mark A. Romaine	Total Award	100%	500,000	186%	930,000
	Performance	50%	250,000	172%	430,000
	Discretionary	50%	250,000	200%	500,000
Edward J. Faneuil	Total Award	93%	350,000	186%	651,000
	Performance	46.5%	225,000	172%	301,000
	Discretionary	46.5%	225,000	200%	350,000
Daphne H. Foster	Total Award	67%	200,000	186%	372,000
	Performance	33.5%	150,000	172%	172,000
	Discretionary	33.5%	150,000	200%	200,000
Andrew P. Slifka	Total Award	47%	200,000	186%	372,000
	Performance	23.5%	132,500	172%	172,000
	Discretionary	23.5%	132,500	200%	200,000
Charles A. Rudinsky	Total Award	41%	112,500	186%	209,250
	Performance	20.5%	56,250	172%	96,750
	Discretionary	20.5%	56,250	200%	112,500

        2015 Short-Term Incentive Plan.    In 2015, the Compensation Committee, with the assistance of its compensation consultant, BDO, updated our 2014 Short-Term Incentive Plan. The Compensation Committee revised the DCF performance levels and incentive award opportunities associated with them based on the business objectives established for 2015. The 2015 STIP establishes a target incentive percentage for each participant ranging from 41% to 100% of base salary representing the same target percentages used during 2014 for the named executive officers. Awards under the 2015 STIP may range from 0% to 200% of each participant's target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2015 STIP remain 50% and 50%, respectively, the same as in the 2014 STIP.

  •
  The 2015 Performance Component (50% of the incentive target value)—The Compensation Committee increased the DCF objective for 2015, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2015 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant's 2015 STIP Performance Component. A minimum of 84% of the 2015 DCF objective must be achieved before participants would earn any portion of the 2015 STIP Performance Component. Under the 2015 STIP, a participant's incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 130% of the 2015 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2015.

  •
  The Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2015 STIP Discretionary Component for any participant under the 2015 STIP, within a range of 0% to 200% of the 2015 STIP Discretionary Component, and

    based upon (i) the Compensation Committee's consideration of management's performance over the course of the 2015 plan year; (ii) the CEO's assessment of other members of our management; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant's performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee's overall assessment of management's performance. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

        The Compensation Committee awarded Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky special discretionary bonuses in the amounts of $600,000, $500,000, $400,000, $300,000, $200,000 and $100,000, respectively, for their service in 2014. The Compensation Committee did not award any discretionary bonus payments in 2013. The Compensation Committee awarded Messrs. Eric Slifka and Edward Faneuil special discretionary bonuses in the amounts of $200,000 and $59,375, respectively, for their service in 2012.

Long-Term Incentive Plans

        2014 Awards.    No equity grants were made under the Global Partners LP Long-Term Incentive Plan ("LTIP") to any of our named executive officers in 2014.

        2013 Awards.    On June 27, 2013, the Compensation Committee granted 127,259, 76,356, 57,012, 29,537, 21,889 and 5,091 phantom units (without Distribution Equivalent Rights ("DERs")) under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine, Andrew Slifka, Ms. Foster and Mr. Rudinsky. On September 23, 2013, the Compensation Committee granted an additional 1,273 phantom units (without DERs) under the LTIP to Mr. Rudinsky. Grant levels were established by the Compensation Committee to achieve the overall objectives of the compensation program. Because no employee awards had been granted under the LTIP since 2009, the Compensation Committee used the 2013 awards to compensate recipients, based upon performance, for up to four years of service, two retrospective (2011 and 2012) and two prospective (2013 and 2014). Ms. Foster and Mr. Romaine received awards based upon the two prospective years only, because they began in their positions as CFO and COO, respectively, in 2013. Mr. Andrew Slifka received an award based upon three years of service (one retrospective and two prospective), because he began his employment with our general partner in 2012. Mr. Rudinsky's grant is based upon two and one-half years of service. Messrs. Eric Slifka and Faneuil received awards based upon four years of service. All phantom units granted in 2013 vest and became payable on a one-for-one basis in common units (and/or cash in lieu thereof). The units granted to each recipient other than Mr. Rudinsky vest over a six-year period, with one-third of the units granted to vest on each of July 1, 2017, July 1, 2018 and July 1, 2019. The units granted to Mr. Rudinsky vest over a three and one-half year period, with one-third of the units granted to vest on each of December 31, 2014, December 31, 2015 and December 31, 2016. Each recipient of a 2013 LTIP award has entered into (or already is subject to) a non-compete agreement with our general partner, and each recipient is entitled to accelerated vesting of the award units upon a change of control. Messrs. Rudinsky and Romaine and Ms. Foster are also party to executive change of control agreements with our general partner which include additional acceleration provisions. See "—Employment and Related Agreements" for additional information with respect to executive change of control agreements.

        2012 CEO Performance-Based Cash Incentive Plan.    Mr. Eric Slifka's 2012-2014 employment agreement with our general partner included provisions for a long-term performance-based cash incentive plan. The long-term performance-based cash incentive plan was based solely on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka's 2012-2014 employment agreement. The award was calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2012 through December 31, 2015 (which were made during the period from May 2012 through February 2015), inclusive, and (ii) an annualized $2.00 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance was measured. Mr. Slifka earned $3,450,000 under this incentive plan.

        2015 CEO Performance-Based Cash Incentive Plan.    Mr. Eric Slifka's 2015-2017 employment agreement with our general partner includes provisions for a long-term performance-based cash incentive plan. This plan replaces the plan for the 2012-2014 period described above under "—2012 CEO Performance-Based Cash Incentive Plan" and is also based on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka's 2015-2017 employment agreement. This award will be calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2015 through December 31, 2017 (which are anticipated to be made during the period from April 1, 2015 through March 31, 2018), inclusive, and (ii) an annualized $2.66 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance will be measured.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

        The Global Partners LP 401(k) Savings and Profit Sharing Plan (the "Global 401(k) Plan") permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. All employees are eligible to participate in the Global 401(k) Plan other than employees who (1) are not yet 21 years of age, (2) are covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan, (3) have not been employed by our predecessor, our general partner or one of our operating subsidiaries for at least six months or (4) are nonresident aliens. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

        Each of our named executive officers is eligible to participate in our general partner's pension plan in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under our general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Certain employees are entitled to a supplemental benefit that vests over five years with 20% vesting annually on each December 31 through 2014. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's pension plan was frozen on December 31, 2009.

        Prior to March 1, 2012, Mr. Andrew Slifka was employed by Alliance and participates in the Alliance Energy LLC Pension Plan in accordance with Alliance's policies and on the same general basis as other employees of Alliance not excluded by the terms of the plan. On March 1, 2012, sponsorship of the Alliance Energy LLC Pension Plan was transferred to GMG and renamed as the GMG Pension Plan (as defined and described below under "Other Benefits—Pension Benefits"). An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. See "Other Benefits—Pension Benefits" for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the GMG Pension Plan. The GMG Pension Plan was frozen on May 15, 2012.

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

        Our long-term incentive plans (the performance-based cash incentive plans applicable to Mr. Eric Slifka and the LTIP) provide incentives and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

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

March 12, 2015

Compensation Committee Interlocks and Insider Participation

        Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2014, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred Slifka served as the Chairman of the board of directors of our general partner until his death on March 9, 2014 and until December 31, 2013 was an employee of Global Petroleum Corp., an entity which shares certain common ownership with the Partnership. Mr. Richard Slifka, who served as Vice-Chairman of our general partner's board of directors since its inception, became Chairman effective March 12, 2014 and is an employee of Global Petroleum Corp.

Compensation of Named Executive Officers

        The following table sets forth certain information with respect to compensation during 2014, 2013 and 2012 of our named executive officers.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Unit Awards ($) (4)	Change in Pension Value and Deferred Nonqualified Compensation Earnings ($) (5)	All Other Compensation ($)	Total ($)
Eric Slifka	2014	800,000	600,000	4,938,000	—	55,552	93,212	6,486,764
President and	2013	800,000	—	400,000	5,000,000	—	73,756	6,273,756
CEO (1)(5)(6)	2012	800,000	200,000	1,400,000	—	240,443	102,547	2,742,990
Daphne H. Foster	2014	300,000	300,000	372,000	—	5,531	13,714	991,244
Chief Financial Officer (7)	2013	246,500	—	100,000	860,000	—	20,668	1,227,168
Mark A. Romaine	2014	500,000	500,000	930,000	—	46,446	35,741	2,012,187
Chief Operating Officer (8)	2013	450,000	—	250,000	2,240,000	—	30,965	2,970,965
Andrew Slifka	2014	425,000	200,000	372,000	—	60,012	52,251	1,109,264
EVP and President of	2013	425,000	—	100,000	1,160,500	—	49,002	1,734,502
GDSO Division (5)(9)	2012	425,000	—	300,000	—	64,511	28,031	817,542
Edward J. Faneuil	2014	376,000	400,000	651,000	—	165,524	40,340	1,632,864
EVP, General Counsel	2013	376,000	—	175,000	3,000,000	—	36,891	3,587,891
and Secretary (5)(10)	2012	376,000	59,375	240,625	—	99,675	56,211	831,886
Charles A. Rudinsky	2014	273,000	100,000	209,250	—	19,923	30,742	632,916
EVP and Chief	2013	273,000	—	66,000	245,064	—	28,633	612,697
Accounting	2012	273,000	—	141,500	—	93,725	46,612	554,837
Officer (5)(11)

(1)
The above table reflects the base salary paid to Mr. Eric Slifka in 2012, 2013 and 2014 pursuant to his employment agreement with our general partner which became effective January 1, 2012, and pursuant to which his base salary remained $800,000. Effective January 1, 2015, Mr. Slifka entered into a new employment agreement with our general partner. His base salary for 2015 under his new employment agreement remains $800,000.

(2)
In 2015, Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky were paid discretionary bonuses of $600,000, $500,000, $400,000, $200,000, $300,000 and $100,000, respectively, for services performed during 2014, which discretionary bonuses were in addition to the payments they received in 2015 for services performed during 2014 under the 2014 Short-Term Incentive Plan. No discretionary bonuses were paid for services performed during 2013. In 2013, Messrs. Eric Slifka and Faneuil were paid discretionary bonuses of $200,000 and $59,375, respectively, for services performed during 2012, which discretionary bonuses were in addition to the payments they received in 2013 for services performed during 2012 under the 2012 Short-Term Incentive Plan.

(3)
Amounts reported in this column reflect (a) the bonuses paid to each of the named executive officers for services performed during 2014, 2013 and 2012 were determined in accordance with our general partner's Short-Term Incentive Plans described above under "Elements of Compensation—Short-Term Incentive Plans" and (b) for Mr. Eric Slifka, $3,450,000, which was earned under the long-term performance-based cash incentive plan under his 2012-2014 employment agreement and is described above under "Elements of Compensation—Long-Term Incentive Plans".

(4)
All of our equity grant awards were made under the LTIP. Amounts disclosed in the table reflect the full grant date fair value of Partnership phantom units granted on June 27, 2013 or September 23, 2013, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. In accordance with ASC Topic 718, the grant date fair value of these awards was calculated based upon the closing price per Global Partners LP common unit on the date of grant. There can be no assurance that awards will vest (and, absent vesting, no value will be realized by the executive for the invested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(5)
As a result of higher interest rates used to calculate pension benefits, the present value of Mr. Eric Slifka's pension decreased by $53,379 in 2013, and the present values of the pensions of Messrs. Andrew Slifka, Faneuil and Rudinsky decreased in 2013 by $31,277, $5,343, $20,580 and $57,755, respectively. These decreases are shown as a $0 positive change in actuarial value for those years under the column labeled "Change in Pension Value and Nonqualified Deferred Compensation Earnings".

(6)
With respect to Mr. Eric Slifka, "All Other Compensation" for the years ended December 31, 2014, 2013 and 2012 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,200, $5,333 and $12,667, respectively, for 2014, 2013 and 2012; the estimated incremental cost of an automobile provided by us for Mr. Slifka's use; medical and dental premiums paid by us; life insurance and long-term disability insurance premiums paid by us; club membership dues; legal fees; and professional financial planning and tax advice fees paid by us in the aggregate amounts of $37,150, $26,750 and $36,386, respectively, for 2014, 2013 and 2012.

(7)
With respect to Ms. Foster, "All Other Compensation" for the years ended December 31, 2014 and 2013 includes the following in connection with her employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,582 and $8,233, respectively for 2014 and 2013; the estimated incremental cost of an automobile provided by us for Ms. Foster's use; and life insurance and long-term disability insurance premiums paid by us.

(8)
With respect to Mr. Romaine, "All Other Compensation" for the years ended December 31, 2014 and 2013 includes the following in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,400 and $6,583, respectively for 2014 and 2013; the estimated incremental cost of an automobile provided by us for Mr. Romaine's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us.

(9)
Mr. Andrew Slifka was employed by Alliance prior to March 1, 2012. With respect to Mr. Slifka, "All Other Compensation" for the years ended December 31, 2014, 2013 and 2012 includes the following perquisites in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amount of $10,400, $9,000 and $11,800 respectively for 2014, 2013 and 2012; the estimated incremental cost of an automobile provided by us for Mr. Slifka's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us. Mr. Slifka's employment agreement with our general partner also provides for payment by us of club membership dues and professional financial planning and tax advice fees on behalf of Mr. Slifka. Mr. Slifka received $21,600 in 2014 and $20,750 in 2013, but did not receive any amount of this perquisite in 2012.

(10)
With respect to Mr. Faneuil, "All Other Compensation" for the years ended December 31, 2014, 2013, and 2012 includes the following in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $10,400, $9,777 and $11,253, respectively for 2014, 2013 and 2012; the estimated incremental cost of an automobile provided by us for Mr. Faneuil's use; medical and dental premiums paid by us; life insurance and long-term disability insurance premiums paid by us; and club membership dues paid by us.

(11)
With respect to Mr. Rudinsky, "All Other Compensation" for the years ended December 31, 2014, 2013 and 2012 includes the following in connection with his employment by our general partner: employer contributions paid by us under our general partner's 401(k) plan in the amounts of $11,310, $10,200 and $10,910, respectively for 2014, 2013 and 2012; a one-time cash payment to Mr. Rudinsky in the amount of $15,000 paid in 2012 in connection with the inability to make non-elective contributions to highly compensated employees under our general partner's 401(k) plan; the estimated incremental cost of an automobile provided by us for Mr. Rudinsky's use; medical and dental premiums paid by us; and life insurance and long-term disability insurance premiums paid by us.

Grants of Plan-Based Awards

        During 2014, the Compensation Committee granted cash awards under our general partner's 2014 STIP to our named executive officers in consideration of their respective services during the year ended December 31, 2014. During 2015, the Compensation Committee determined that these awards had been earned in the following amounts: $1,488,000 for Mr. Eric Slifka, $930,000 for Mr. Romaine, $651,000 for Mr. Faneuil, $372,000 for Mr. Andrew Slifka, $372,000 for Ms. Foster and $209,250 for Mr. Rudinsky. These awards are expected to be paid during the second quarter of 2015. See "Elements of Compensation—Short-Term Incentive Plan" for a discussion of the parameters on which the 2014 awards were determined.

        No equity awards were made under the Global Partners LP Long-Term Incentive Plan ("LTIP") to any of our named executive officers in 2014.

        The following table sets forth information concerning the grant of plan-based awards during the calendar year 2014 to our named executive officers from the Partnership's Short-Term Incentive Plan (including the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2014.

Grants of Plan-Based Awards

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Minimum Threshold ($)	Target ($)	Maximum ($)
Eric Slifka	40,000	800,000	1,600,000
Mark A. Romaine	25,000	500,000	1,000,000
Edward J. Faneuil	17,500	350,000	700,000
Andrew Slifka	10,000	200,000	400,000
Daphne H. Foster	10,000	200,000	400,000
Charles A. Rudinsky	5,625	112,500	225,000

Outstanding Equity Awards at Fiscal Year End

        The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2014, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Eric Slifka	127,259	4,198,274
Edward J. Faneuil	76,356	2,518,984
Mark A. Romaine	57,012	1,880,826
Andrew Slifka	29,537	974,426
Daphne H. Foster	21,889	722,118
Charles A. Rudinsky	4,243	139,977

(1)
The units granted to each named executive officer other than Mr. Rudinsky vest over a six-year period, with one-third of the units granted scheduled to vest on each of July 1, 2017, July 1, 2018 and July 1, 2019. The units granted to Mr. Rudinsky vest over a three and one-half year period, with one-third of the units granted having vested on December 31, 2014, one-third scheduled to vest on December 31, 2015 and one-third scheduled to vest on December 31, 2016.

(2)
The market values of the equity awards shown in the table above were calculated based on the closing price of $32.99 per common unit on December 31, 2014.

        See "Elements of Compensation—Long-Term Incentive Plans" for a discussion of these phantom unit awards.

  Units Vested in the 2014 Fiscal Year

        The following table presents phantom units awarded to the named executive officers on June 27, 2013 and September 23, 2013 that vested during the year ended December 31, 2014.

	Equity Incentive Plan Awards
	Number of Vested Phantom Units	Market Value of Vested Phantom Units (#) ($) (1)
Charles A. Rudinsky	2,121	69,972

(1)
These units vested on December 31, 2014. The market values of the equity awards shown in the table above were calculated based on the closing price of $32.99 per common unit on December 31, 2014, when the units vested.

  Employment and Related Agreements

        Eric Slifka is employed as President and Chief Executive Officer pursuant to an employment agreement with our general partner. The term of his initial employment agreement commenced on October 4, 2005 and continued through December 31, 2008. Effective December 31, 2008, Mr. Slifka entered into a subsequent employment agreement with our general partner which commenced January 1, 2009 and continued through December 31, 2011 (the "2008 Agreement"). Effective January 1, 2012, Mr. Slifka entered into a new employment agreement with our general partner which supersedes each of his prior two agreements (the "2012 Agreement"). On December 31, 2014, Mr. Slifka entered into a new employment agreement with our general partner, which became effective on January 1, 2015, that supersedes the 2012 Agreement (the "2015 Agreement"). The 2015 Agreement has an initial term that ends on December 31, 2017, with an automatic renewal for 36 months commencing January 1, 2018, provided that neither party has given 90-day notice of non-renewal.

        Like the 2012 Agreement, the 2015 Agreement provides for a base salary of $800,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. In addition, both agreements provide that Mr. Slifka: is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts to be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount being 100% of his base salary and the annual maximum cash incentive amount being 200% of his base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end. Similarly, both agreements provide that Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate, as determined by the Compensation Committee. He is entitled to participate in such other benefit plans and programs as our general partner may provide for its executives in general.

        Mr. Slifka was entitled under the 2012 Agreement to participate in the LTIP and remains entitled to participate in the LTIP under the 2015 Agreement. Under the 2012 Agreement, Mr. Slifka was entitled to receive awards under our general partner's Long-Term Performance-Based Cash Incentive Plan, the amount of which was determined based upon the achievement of distribution growth to the Partnership's unitholders over the term of his employment agreement, using the three-year period from January 1, 2012 through December 31, 2014 and an annualized $2.00 per unit distribution to unitholders as the baseline against which Mr. Slifka's performance was measured. Under the 2015 Agreement, Mr. Slifka is entitled to receive awards under our general partner's Long-Term Performance-Based Cash Incentive Plan, the amount of which is determined based on the achievement of distribution growth to the Partnership's unitholders over the term of his employment agreement, using the three-year period from January 1, 2015 through December 31, 2017 and an annualized $2.66 per unit distribution to unitholders as the baseline against which Mr. Slifka's performance is measured.

        As with the 2012 Agreement, the 2015 Agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The 2015 Agreement also includes nonsolicitation and non-competition provisions which will continue for two years following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in the 2012 Agreement and 2015 Agreement relating to termination, change in control and related payment obligations.

        Andrew P. Slifka is employed as Executive Vice President of our general partner and President of the GDSO Division of the Partnership. Effective as of March 1, 2012, Mr. Slifka entered into an employment agreement with our general partner that continued through December 31, 2014 (the "2012 Agreement") Effective January 1, 2015, Mr. Slifka entered into a new employment agreement with our general partner which superseded his prior agreement (the "2015 Agreement"). The 2015 Agreement has an initial term that ends on December 31, 2017, with an automatic renewal for 36 months commencing January 1, 2018, provided that neither party has given 90-day notice of non-renewal.

        Like the 2012 Agreement, the 2015 Agreement provides for a base salary of $425,000 per year, subject to increase as of each January 1 during the term, as may be determined by the Compensation Committee. As with the 2012 Agreement, the 2015 Agreement provides that Mr. Slifka is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts, 50% of which shall be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, and 50% of which shall be determined at the discretion of the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount being increased from $200,000 under the 2012 Agreement to $265,000 under the 2015 Agreement and the annual maximum cash incentive amount that may be awarded being increased from $400,000 under the 2012 Agreement to $530,000 under the 2015 Agreement; any such awards to be paid within two and one-half months after the applicable fiscal year end. Like the 2012 Agreement, the 2015 Agreement provides that Mr. Slifka also may participate in the LTIP, in such forms and amounts as may be determined by the Compensation Committee. As with the 2012 Agreement, the 2015 Agreement provides that Mr. Slifka also may be eligible to participate in any other incentive plans in which management employees may participate, as determined by the Compensation Committee. Likewise, as with the 2012 Agreement, Mr. Slifka is entitled to participate in such other benefit plans and programs as our general partner may provide for its executives in general under the 2015 Agreement.

        As with the 2012 Agreement, the 2015 Agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Slifka), will continue for two years following Mr. Slifka's termination of employment. The 2015 Agreement also includes nonsolicitation and noncompetition provisions which will continue for two years following Mr. Slifka's termination of employment. See "Potential Payments Upon Termination or Change of Control" for a discussion of the provisions in Mr. Slifka's 2012 Agreement and 2015 Agreement relating to termination, change in control and related payment obligations.

        Daphne H. Foster, Chief Financial Officer, is an at will employee and does not have an employment agreement with our general partner. Effective January 1, 2015, Ms. Foster's base salary was increased from $300,000 to $400,000. Effective July 1, 2013, Ms. Foster entered into a Change of Control Agreement with our general partner which, in the event of a "Change of Control" (defined below), provides for accelerated vesting of any and all outstanding company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by her as in effect on the date of the Change of Control. Pursuant to the Change of Control Agreement, a "Change of Control" is deemed to occur on the date that any one person, entity or group (other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner. The Change of Control Agreement also provides that in the event of termination of Ms. Foster's employment by our general partner without cause or by Ms. Foster for good reason, as those terms are defined in the Change of Control Agreement, Ms. Foster shall receive payment through the date of termination of her employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, (iii) all accrued vacation, expense reimbursements and other benefits (other than severance), and (iv) any and all other amounts that may be due to her as of the date of termination. In the event of such termination, the Change of Control Agreement also provides for (i) acceleration of the target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs, and (ii) 100% vesting of any and all outstanding company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by Ms. Foster as in effect on the date of termination. In connection with her entering into the Change of Control Agreement, Ms. Foster also agreed to two-year post-termination noncompetition and nonsolicitation covenants.

        Edward J. Faneuil is employed as Executive Vice President, General Counsel and Secretary pursuant to an employment agreement with our general partner. Mr. Faneuil's employment agreement became effective as of July 1, 2006 and pursuant to an amendment dated December 31, 2011, had been extended through December 31, 2014 (as amended, the "Prior Agreement"). Effective January 1, 2015, Mr. Faneuil entered into a new employment agreement with our general partner (the "2015 Agreement"). Unless earlier terminated, the 2015 Agreement has a term ending on December 31, 2017.

        Under the Prior Agreement, Mr. Faneuil's base salary was $376,000. Under the 2015 Agreement, Mr. Faneuil's base salary is increased it to $450,000. Pursuant to the terms of the 2015 Agreement, Mr. Faneuil's base salary is reviewed by the Compensation Committee at least annually. The 2015 Agreement provides that Mr. Faneuil is (a) eligible to receive a cash bonus, from time to time, in an amount to be determined at the discretion of the Compensation Committee, to be paid no later than March 15 of the calendar year immediately following the calendar year in which such bonuses are earned, and (b) entitled to participate in our general partner's short-term incentive compensation plan, pursuant to which he shall be entitled to receive cash incentive amounts, 50% of which shall be determined based upon the achievement of financial metrics to be established by the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, and 50% of which shall be determined at the discretion of the Compensation Committee in the first quarter of each fiscal year during the term of the agreement, with the annual "award target" amount that may be awarded being equal to Mr. Faneuil's base salary and the annual maximum cash incentive amount that may be awarded being 200% of such base salary; any such awards to be paid within two and one-half months after the applicable fiscal year end. Like the Prior Agreement, the 2015 Agreement provides that Mr. Faneuil is eligible to participate in our general partner's health insurance, pension, 401(k) and other employee benefit plans and will also receive additional fringe benefits consistent with benefits previously provided to him under prior arrangements. As with the Prior Agreement, the 2015 Agreement provides that Mr. Faneuil is eligible to participate in the LTIP on the same general basis as the other executive officers of our general partner.

        Like the Prior Agreement, the 2015 Agreement includes a confidentiality provision which, subject to typical exceptions for requirements of law and public knowledge (other than as a result of unauthorized disclosure by Mr. Faneuil), will continue for two years following Mr. Faneuil's termination of employment. As with the Prior Agreement, the 2015 Agreement also includes non-competition and non-solicitation provisions which continue during the term of the agreement and for a period of two years thereafter.

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

        Charles A. Rudinsky, Executive Vice President and Chief Accounting Officer, is an at will employee and does not have an employment agreement with our general partner. In 2014, Mr. Rudinsky's base salary was $273,000. Mr. Rudinsky also has entered into a SERP agreement with our general partner to provide him with supplemental retirement benefits in consideration of past and future services provided by him and in recognition of his ineligibility to participate in our increased retirement benefits program in connection with the freezing of benefits under our general partner's pension plan. Upon reaching normal retirement age, Mr. Rudinsky acquired a fully vested and nonforfeitable interest in his SERP benefit and in our general partner's pension plan. The SERP benefit was paid out to him in 2012, and a portion of the pension benefit was paid out in 2013. See "—Supplemental Executive Retirement Plan Agreements" for a discussion of the provisions in Mr. Rudinsky's SERP agreement. Effective July 1, 2013, Mr. Rudinsky entered into an Executive Change of Control Agreement (the "Change of Control Agreement") with our general partner which, in the event of a "Change of Control" (defined below), provides for accelerated vesting of any and all outstanding Company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by him as in effect on the date of the Change of Control. Pursuant to the Change of Control Agreement, a "Change of Control" is deemed to occur on the date that any one person, entity or group (other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner. The Change of Control Agreement also provides that in the event of termination of Mr. Rudinsky's employment by our general partner without cause or by Mr. Rudinsky for good reason, as those terms are defined in the Change of Control Agreement, Mr. Rudinsky shall receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, (iii) all accrued vacation, expense reimbursements and other benefits (other than severance), and (iv) any and all other amounts that may be due to him as of the date of termination. In the event of such termination, the Change of Control Agreement also provides for (i) acceleration of the target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs, and (ii) 100% vesting of any and all outstanding Company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by Mr. Rudinsky as in effect on the date of termination. In connection with his entering into the Change of Control Agreement, Mr. Rudinsky also agreed to two-year post-termination noncompetition and nonsolicitation covenants.

        Mark A. Romaine, Chief Operating Officer, is an at will employee and does not have an employment agreement with our general partner. Commencing July 1, 2013, Mr. Romaine's base salary was increased from $400,000 to $500,000. Effective July 1, 2013, Mr. Romaine entered into a Change of Control Agreement with our general partner which, in the event of a "Change of Control" (defined below), provides for accelerated vesting of any and all outstanding Company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by him as in effect on the date of the Change of Control. Pursuant to the Change of Control Agreement, a "Change of Control" is deemed to occur on the date that any one person, entity or group (other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner. The Change of Control Agreement also provides that in the event of termination of Mr. Romaine's employment by our general partner without cause or by Mr. Romaine for good reason, as those terms are defined in the Change of Control Agreement, Mr. Romaine shall receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, (iii) all accrued vacation, expense reimbursements and other benefits (other than severance), and (iv) any and all other amounts that may be due to him as of the date of termination. In the event of such termination, the Change of Control Agreement also provides for (i) acceleration of the target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs, and (ii) 100% vesting of any and all outstanding Company options, restricted units, phantom units, unit appreciation rights and other similar rights under the LTIP held by Mr. Romaine as in effect on the date of termination. In connection with entry in the Change of Control Agreement, Mr. Romaine also agreed to two-year post-termination noncompetition and nonsolicitation covenants.

  Nonqualified Deferred Compensation

        Mr. Romaine, our COO, previously agreed to receive his 2010, 2011 and 2012 bonus payments in installments over three years for each bonus. The table below shows the aggregate installment payments for prior years' bonus payments received by Mr. Romaine in 2014 and the aggregate sum of installment payments to be paid to Mr. Romaine after 2014 in respect of his prior bonuses.

Nonqualified Deferred Compensation

Name	Aggregate Withdrawals / Distributions (1)	Aggregate Balance at Last FY End (2)
Mark A. Romaine	$587,500	$337,500

(1)
The amount reported in this column reflects the deferred installment payments of the bonuses earned by Mr. Romaine in 2010, 2011 and 2012 that were paid to Mr. Romaine in 2014.

(2)
The amount reported in this column reflects the aggregate sum of deferred installment payments to be paid to Mr. Romaine after 2014 in respect of his 2012 bonus.

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

  Supplemental Executive Retirement Agreement

        On December 31, 2009, our general partner entered into SERP agreements with each of Edward J. Faneuil and Charles A. Rudinsky. Mr. Rudinsky's SERP benefit vested and was paid to him in 2012. Mr. Faneuil's SERP benefit became fully vested on December 31, 2014. The value of the SERP benefit to be provided under the agreement, expressed as a single lump sum payment, is $159,355 for Mr. Faneuil.

Potential Payments upon a Change of Control or Termination

        The following table shows potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2014 termination date. This table does not take into account discretionary decisions regarding compensation made by the Compensation Committee and the Board of Directors of our general partner made after December 31, 2014. Although Messrs. Eric Slifka, Andrew Slifka and Faneuil each entered into a new employment agreement, or the 2015 Agreement, effective January 1, 2015, the amounts shown in the table below reflect payments under the employment agreements that were in place on December 31, 2014 (the 2012 Agreement with respect to Messrs. Eric Slifka and Andrew Slifka and the Prior Agreement with respect to Mr. Faneuil). In order to provide our unitholders with the most relevant and up-to-date disclosures regarding our currently existing arrangements, we have provided specific footnotes to the table below quantifying any differences in amounts under the 2015 Agreements for Messrs. Eric Slifka, Andrew Slifka and Faneuil, where calculable, as compared to the 2012 Agreement or Prior Agreement, as applicable. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $32.99 per unit on December 31, 2014.

				Termination by general partner without Cause / Constructive Termination / Breach by general partner
Name	Change in Control ($)	Death ($)	Disability ($)	No Change in Control ($)	With a Change in Control ($)	Nonrenewal ($)
Eric Slifka (1)
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
Long Term Cash Incentive Plan (7)	—	3,450,000	3,450,000	3,450,000	3,450,000	—
LTIP awards (8)	4,198,274	—	—	—	4,198,274	—
Fringe benefits	—	34,403	34,403	34,403	34,403	—
Life insurance benefits	—	225,000	—	—	—	—

Total	4,198,274	6,909,403	6,684,403	6,684,403	12,482,677	800,000
Andrew Slifka (2)
Severance Amount	—	106,250	575,000	575,000	575,000	486,750
LTIP awards (8)	974,426	—	—	—	974,426	—
Fringe benefits	—	13,063	13,063	13,063	13,063	—
Life insurance benefits	—	225,000	—	—	—	—

Total	974,426	344,313	588,063	588,063	1,562,488	486,750
Daphne H. Foster (3)
LTIP awards (8)	722,118	—	—	—	774,652	—
Fringe benefits	13,714	—	—	13,714	13,714	—
Life insurance benefits	—	225,000	—	—	—	—
Total	735,832	225,000	—	13,714	735,832	—
Edward J. Faneuil (5)
Severance Amount	—	—	—	752,000	1,452,000	—
Deferred Compensation	1,795,500	1,795,500	1,795,500	1,795,500	1,795,500	—
SERP benefit	159,355	159,355	159,355	159,355	159,355	—
LTIP awards (8)	2,518,984	—	—	—	2,518,984	—
Fringe benefits	—	—	—	40,340	40,340	—
Life insurance benefits	—	225,000	—	—	—	—

Total	4,473,839	2,179,855	1,954,855	2,747,195	5,966,179	—
Charles A. Rudinsky (5)
LTIP awards (8)	209,948	—	—	—	209,948	—
Fringe benefits	30,742	—	—	30,742	30,742	—
Life insurance benefits	—	350,000	—	—	—	—

Total	240,691	350,000	—	30,742	240,691	—
Mark A. Romaine (6)
LTIP awards (8)	1,880,826	—	—	—	1,880,826	—
Unpaid deferred bonus installments	337,500	337,500	337,500	337,500	337,500	—
Fringe benefits	35,741	—	—	35,741	35,741	—
Life insurance benefits	—	225,000	—	—	—	—

Total	2,254,067	562,500	337,500	373,241	2,254,067	—

(1)
Eric Slifka

        Assuming that Mr. Slifka's employment was terminated on December 31, 2014, the 2012 Agreement provides that, upon termination of his employment for any reason, he would have been entitled to receive (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts that may be due to him as of the date of termination (the "Accrued Obligations").

        If Mr. Slifka's employment had been terminated by death or "Disability" (defined below) on December 31, 2014, within 10 days following such termination he (or his estate) would have been entitled to receive in addition to any Accrued Obligations:

  (i)
  a lump sum payment of $1,600,000 (equal to his then base salary multiplied by 200%); plus

  (ii)
  a lump sum payment of $1,600,000 (equal to his target incentive amount under the short-term incentive plan multiplied by 200%); plus

  (iii)
  his interests in our general partner's long-term incentive plans, as described below.

        Additionally, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination. For purposes of the 2012 Agreement, "Disability" is defined as a physical or mental condition which (a) renders Mr. Slifka, with or without reasonable accommodation, unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, results in Mr. Slifka receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering employees of our general partner.

        Assuming Mr. Slifka's employment had been terminated by our general partner without cause or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below) on December 31, 2014, within 10 days following such termination he would have been entitled to receive in addition to any Accrued Obligations:

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

        Also, our general partner would have continued the monthly payment of all group health and similar insurance premiums on behalf of Mr. Slifka's spouse and dependents for 24 months following the date of termination. For purposes of the 2012 Agreement, "Constructive Termination" means termination of employment as a result of (a) any substantial diminution, without Mr. Slifka's written consent, in his working conditions consisting of (i) a material reduction in his duties and responsibilities, (ii) any change in the reporting structure so that he no longer reports solely to our Board of Directors, or (iii) a relocation of his place of work further than 40 miles from Waltham, Massachusetts, or (b) an uncured breach by our general partner of a material provision of the employment agreement, as amended. Pursuant to the 2012 Agreement, a "Change in Control" would be deemed to have occurred upon (1) the date that any one person, entity or group (other than the estate of Alfred Slifka or the successors to the interests of Alfred Slifka, Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total fair market value or total voting power of the membership interests of our general partner; provided, however, if any one person, entity or group is considered to own more than 50% of the total fair market value or total voting power of the membership interests of our general partner, the acquisition of additional membership interests by the same person, entity or group shall not be deemed to be a Change in Control; (2) a consolidation or merger (in one transaction or a series of related transactions) of our general partner pursuant to which the holders of our general partner's equity securities immediately prior to such transaction or series of related transactions would not be the holders immediately after such transaction or series of related transactions of at least 50% of the voting power of the entity surviving such transaction or series of related transactions; or (3) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our business and/or assets to a person other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly.

        With respect to Mr. Slifka's interests in our general partner's long-term incentive plans, assuming, at December 31, 2014, that there has been a Change in Control, then all outstanding and unvested phantom units that were granted to Mr. Slifka under our LTIP on June 27, 2013 automatically would have become fully vested. Using the closing market price of $32.99 per unit at December 31, 2014, the fair value of these phantom units would have been $4,198,274. There were no DERs associated with June 27, 2013 grant.

        If the 2012 Agreement had not been renewed by our general partner at the end of the applicable term, and Mr. Slifka did not continue to serve as our general partner's President and Chief Executive Officer following the expiration of the then current term of the 2012 Agreement, Mr. Slifka would have been entitled to be paid a lump sum payment equal to 100% of his then base salary plus any Accrued Obligations. For purposes of the above table we have assumed that the 2012 Agreement was due to be renewed as of December 31, 2014 and used Mr. Slifka's current base salary.

(2)   Andrew Slifka

        The 2012 Agreement between our general partner and Mr. Slifka provides, upon termination of his employment for any reason, that Mr. Slifka will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Slifka in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        Assuming Mr. Slifka's employment had been terminated on December 31, 2014 by our general partner for "Cause" (defined below) or by Mr. Slifka voluntarily (for reasons other than Constructive Termination), then following such termination Mr. Slifka (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of the 2012 Agreement, "Cause" is defined as (i) engaging in gross negligence or willful misconduct in the performance of duties, (ii) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Partnership or any of its subsidiaries), (iii) being convicted of a crime involving fraud or moral turpitude or any felony, or (iv) an uncured breach of any material provision of the 2012 Agreement.

        Assuming Mr. Slifka's employment had been terminated on December 31, 2014 by reason of Mr. Slifka's death or "Disability" (defined below), then following such termination Mr. Slifka (or his estate, if applicable) would have been entitled to (i) the Accrued Obligations, and (ii) the base salary then in effect ($425,000) as well as all the fringe benefits that Mr. Slifka was receiving as of December 31, 2014 through February 28, 2015. Furthermore, if Mr. Slifka's employment is terminated due to his Disability, our general partner shall pay an amount equal to the product of 75% and the sum of (i) the base salary in effect as of December 31, 2014 ($425,000); and (ii) the average of the aggregate bonuses and short-term cash incentive amounts awarded to Mr. Slifka pursuant to the 2012 Agreement, if any, since January 1, 2013.

        Pursuant to the 2012 Agreement, "Disability" is defined as a physical or mental condition which (a) renders Mr. Slifka, with or without reasonable accommodation, unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, results in Mr. Slifka receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of our general partner.

        Assuming Mr. Slifka's employment had been terminated on December 31, 2014 by our general partner without Cause, or by Mr. Slifka for reasons constituting "Constructive Termination" (defined below), Mr. Slifka would have been entitled to receive a lump sum payment in an amount equal to the (i) base salary and fringe benefits that would have been payable to Mr. Slifka during the balance of the 2012 Agreement, , and (ii) an additional lump sum amount equal to the product of 75% and the sum of (a) the base salary as in effect on December 31, 2014 ($425,000) and (b) the average of any bonuses and short-term cash incentive amounts awarded pursuant to the 2012 Agreement, if any, since January 1, 2013. In addition, Mr. Slifka would be entitled to continue to receive any fringe benefits in effect on the date of such termination through the end of the term of the 2012 Agreement.

        The 2012 Agreement defines "Constructive Termination" as the termination of the 2012 Agreement by Mr. Slifka as a result of any (i) substantial diminution, without his written consent, in Mr. Slifka's working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) any change in the reporting structure so that he no longer reports solely to the President and Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts, or (ii) an uncured material breach of the 2012 Agreement by our general partner. Assuming a December 31, 2014 termination date, in the event that Mr. Slifka elected to terminate his employment for constructive termination, he must provide notice to our general partner of the existence of any of the conditions set forth in the immediately preceding sentence within 90 days of the initial existence of such condition(s), and our general partner must fail to remedy such condition(s) within 30 days of such notice. In no event shall the date of termination in connection with a constructive termination occur any later than one year following the initial existence of the condition(s) constituting a constructive termination under the 2012 Agreement.

        If the 2012 Agreement had not been renewed by our general partner at the end of the applicable term, and Mr. Slifka did not continue to serve as an Executive Vice President of our general partner or President of the GDSO Division of the Partnership following the expiration of the 2012 Agreement pursuant to a different employment agreement with our general partner, our general partner would have been obligated to pay Mr. Slifka in 12 equal monthly installments in amounts equal to the greater of (a) the product of 75% and the sum of (i) the base salary in effect as of the end of the 2012 Agreement; and (ii) the average of the aggregate bonuses and short-term cash incentive amounts awarded to Mr. Slifka pursuant to the 2012 Agreement, if any, for the two calendar years immediately preceding the expiration of the 2012 Agreement; and (b) the base salary in effect as of the end of the 2012 Agreement. If the 2012 Agreement had not been renewed by our general partner at the end of the applicable term, then the 2012 Agreement shall have continued for an additional two months prior to Mr. Slifka's separation of service from our general partner to reflect the two months by which the term of the preceding employment agreement was shortened.

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

(4)   Edward J. Faneuil

        The Prior Agreement between our general partner and Mr. Faneuil provides that, upon termination of his employment for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law (the "Accrued Obligations").

        In the event of a change in control (defined below), the Prior Agreement provides for accelerated vesting on any and all outstanding Partnership options, restricted units, phantom units, unit appreciation rights and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination. The Compensation Committee granted to Mr. Faneuil 76,356 phantom units (without DERs) on June 27, 2013. No other such options, restricted units, phantom units, unit appreciation rights and other similar rights had been granted to Mr. Faneuil as of December 31, 2014. Assuming a change of control event (as defined in the grant) had occurred on December 31, 2014, all outstanding and unvested phantom units that were granted to Mr. Faneuil on June 27, 2013 automatically would become fully vested. Using the closing market price of $32.99 per unit at December 31, 2014, the fair value of the June 27, 2013 awarded phantom units would have been $2,518,984. Pursuant to the Prior Agreement, a "change in control" is deemed to occur on the date that any one person, entity or group (other than the estate of Alfred Slifka or the successors to the interests of Alfred Slifka, and other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2014 by (i) our general partner for "Cause" (defined below), (ii) Mr. Faneuil voluntarily (for reasons other than Constructive Termination), or (iii) reason of Mr. Faneuil's death, then following such termination Mr. Faneuil (or his estate, if applicable) would have been entitled to the Accrued Obligations. For purposes of the Prior Agreement, "Cause" is defined as (1) engaging in gross negligence or willful misconduct in the performance of duties, (2) committing an act of fraud, embezzlement or willful breach of a fiduciary duty to us including our general partner and any of our subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of the Company or any of its subsidiaries), (3) being convicted of (or pleading no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony, or (4) an uncured breach of any material provision of the Prior Agreement.

        Assuming Mr. Faneuil's employment had been terminated on December 31, 2014 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his then base salary ($752,000), plus (ii) if such termination had occurred within 12 months following a change in control, an additional amount equal to twice his target incentive amount under the then applicable short-term incentive for the fiscal year ($752,000), for a total severance amount of $1,504,00. Such severance payment would be payable monthly in 24 equal installments. In addition, the general partner would provide health care continuation coverage benefits to Mr. Faneuil pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and would continue to pay the applicable percentage of the medical insurance premium that it pays for active employees during the applicable COBRA coverage period. The Prior Agreement defines "Constructive Termination" as the termination of employment by Mr. Faneuil as a result of (i) an uncured breach by the general partner of a material provision of the Prior Agreement, as amended, (ii) the failure of any successor (whether direct or indirect, by purchase, merger or otherwise) to all or substantially all of our business and/or assets to expressly assume and agree to perform the Prior Agreement or (iii) any material diminution, without Mr. Faneuil's written consent, in his working conditions consisting of (a) a material reduction in his duties and responsibilities as the Executive Vice President and General Counsel, (b) any change in the reporting structure so that he no longer reports to the President or Chief Executive Officer of our general partner, or (c) a relocation of his place of work further than 40 miles from Waltham, Massachusetts. For purposes of the Prior Agreement, however, Constructive Termination does not include a change in reporting structure as a result of our general partner becoming a subsidiary of an unrelated entity, including, without limitation, a change whereby Mr. Faneuil is not the chief legal officer or general counsel of the acquiring or parent entity or must report to the chief legal officer or general counsel of a currently unaffiliated parent corporation or entity. Assuming a December 31, 2014 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Under the 2015 Agreement, assuming Mr. Faneuil's employment had been terminated on December 31, 2014 by our general partner without Cause, or by Mr. Faneuil for reasons constituting "Constructive Termination" (defined below), Mr. Faneuil would have been entitled to receive a severance payment in an amount equal to the sum of (i) twice his base salary under the 2015 Agreement ($900,000), plus (ii) if such termination had occurred within 12 months following a change in control, an additional amount equal to twice his target incentive amount under the 2015 Agreement short-term incentive for the fiscal year ($900,000), for a total severance amount of $1,800,000. Such severance payment would be payable monthly in 24 equal installments. Under the 2015 Agreement, assuming a December 31, 2014 termination date, in the event Mr. Faneuil elected to terminate his employment for constructive termination at any time within three months before a change in control and 12 months after a change in control, then in addition to the foregoing severance Mr. Faneuil also would have been entitled to the accelerated vesting provisions described above.

        Our general partner and Mr. Faneuil also entered into the Global Deferred Compensation Plan, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the "Global Deferred Compensation") in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's "separation from service" (as defined in the Code) with our general partner for reasons other than "Cause" (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Global Deferred Compensation will be forfeited in its entirety in the event that Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined below). On and after the date on which Global Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil's termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil's death prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay Mr. Faneuil's beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the Global Deferred Compensation Agreement, "Cause", as defined in the deferred compensation agreement, means (a) any uncured material breach by Mr. Faneuil of his obligations under the Global Deferred Compensation Agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit "A" to the Global Deferred Compensation Agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

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

        Mr. Faneuil entered into a SERP agreement with our general partner on December 31, 2009. The value of the benefit to be provided under the SERP agreement, expressed as a single lump sum payment, is $159,355. Mr. Faneuil acquired a fully vested and nonforfeitable interest in his SERP benefit on December 31, 2014, the final vesting date set forth in his SERP agreement.

        Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil's actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection the Prior Agreement. Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement, as amended, between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Code and related regulations and Treasury pronouncements.

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

(6)   Mark A. Romaine

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

        The change of control agreement between our general partner and Mr. Romaine (the "Change of Control Agreement") provides that, upon termination of his employment (i) by our general partner "Without Cause" (defined below), (ii) by Mr. Romaine for "Good Reason" (defined below), or (iii) in the case of a termination occurring during the three (3) month period ending on the Change of Control, Mr. Romaine will receive payment of (a) any earned, but unpaid, base salary as then in effect, (b) all earned, but unpaid, bonuses, (c) all accrued vacation, expense reimbursements and other benefits (other than severance), and (d) any and all other amounts that as of the date of termination may be due Mr. Romaine in accordance with the established plans and policies of our general partner or applicable law. "Cause" is defined in the Change of Control Agreement as having (i) engaged in gross negligence or willful misconduct in the performance of duties, (ii) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our general partner or any of its subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of our general partner or any of its subsidiaries); (iii) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony or (iv) any uncured breach of any material provision of the non-competition agreement between Mr. Romaine and our general partner, and "Good Reason" is defined as the occurrence of any material diminution, without Mr. Romaine's written consent, in Mr. Romaine's working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) a material change in his title, or (c) a relocation of his place of work further than forty (40) miles from Waltham, Massachusetts. Assuming Mr. Romaine's employment was terminated on December 31, 2014, those unpaid portions of his deferred bonuses earned in 2010, 2011 and 2012 would have been accelerated and become fully due and payable upon termination.

(7)   Long Term Cash Incentive Plan

        Mr. Eric Slifka's 2012 Agreement included provisions for a long-term performance-based cash incentive plan. The long-term performance-based cash incentive plan was based solely on the achievement of growth in distributions to our unitholders in respect of the term of the 2012 Agreement. The award was calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2012 through December 31, 2015 (which were made during the period from May 2012 through February 2015), inclusive, and (ii) an annualized $2.00 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance was measured. Mr. Slifka earned $3,450,000 under this incentive plan. As a result, we have reported the actual amount in the table above. Mr. Eric Slifka's 2015 Agreement includes provisions for a similar long-term performance-based cash incentive plan but potential payments upon a change of control or termination of employment under such plan are not determinable at this time.

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

Other Benefits

Pension Benefits

        The table below sets forth information regarding the present value as of December 31, 2014 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements and the Supplemental Executive Retirement Agreement. Amounts with respect to the Global and Alliance Deferred Compensation Agreements and the Supplemental Executive Retirement Agreement are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2014

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
		(#)	($)	($)
Eric Slifka	(1)	25	475,550	—
Andrew P. Slifka	(1)	8	25,954	—
Andrew P. Slifka	(2)	13	227,395	—
Daphne H. Foster	(1)	4	35,636	—
Edward J. Faneuil	(1)	21	607,512	—
Edward J. Faneuil	(3)	n/a	146,080	—
Edward J. Faneuil	(4)	n/a	897,750	—
Edward J. Faneuil	(5)	n/a	897,750	—
Charles A. Rudinsky (6)	(1)	28	926,091	77,486
Mark A. Romaine	(1)	12	196,075	—

(1)
Global Partners LP Pension Plan

(2)
Global Montello Group Corp. Pension Plan

(3)
Supplemental Executive Retirement Agreement

(4)
Global Deferred Compensation Agreement.

(5)
Alliance Deferred Compensation Agreement.

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

Global Partners LP Pension Plan

        Effective December 31, 2009, the Global Partners LP Pension Plan (the "Global Pension Plan") was amended to freeze participation in and benefit accruals under the Global Pension Plan. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, and (3) had been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Global Pension Plan were eligible to participate in the Global Pension Plan. An employee is fully vested in benefits under the Global Pension Plan after completing five years of service or upon termination due to death or disability. Certain employees are entitled to a supplemental benefit that vested over five years with 20% vesting on each December 31 beginning in 2010 and lasting through 2014. When an employee retires at age 65 or, if later, upon reaching five years' service, the employee can elect to receive a monthly annuity or an equivalent lump sum payment. An employee's benefit payable at retirement is equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the Global Pension Plan. However, if an employee has completed less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

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

GMG Pension Plan

        As a result of the Alliance Acquisition, effective as of March 1, 2012, sponsorship of Alliance Energy LLC Pension Plan was transferred to GMG, which is a part of our controlled group, and the name of the plan was changed to the Global Montello Group Corp. Pension Plan (the "GMG Pension Plan"). Effective May 15, 2012, the GMG Pension Plan was amended to freeze participation in and benefit accruals. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, (3) had been employed by GMG or a predecessor employer for one year prior to enrollment in the Pension Plan, (4) were not nonresident aliens, (5) had not become employees as a result of Code Section 410(b)(6)(C) transaction during the current or next preceding year and (6) were not non-exempt gas station/c-store employees hired on or after January 1, 2007 or employees hired after September 30, 2009 were eligible to participate in the GMG Pension Plan. An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. When an employee retires at age 65 with 5 years of service, the employee can elect to receive a monthly annuity or an equivalent lump sum payment. The employee's benefit payable at retirement is equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay ("Average Compensation") plus (2) 19.5% of the employee's Average Compensation in excess of his monthly "covered compensation" for Social Security purposes, as provided in the GMG Pension Plan. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

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

        The following table sets forth (i) certain information concerning the compensation earned by our directors in 2014, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

		Equity Incentive Plan Awards
Name	Fees Earned or Paid in Cash ($)	Grant Date Fair Value of Unit Awards ($) (2)	Total ($)
Alfred Slifka	32,000	—	32,000
Richard Slifka	76,000	—	76,000
Eric Slifka (1)	—	—	—
Andrew Slifka (1)	—	—	—
Kenneth I. Watchmaker	111,500	—	111,500
Robert J. McCool	102,000	—	102,000
David McKown	101,000	—	101,000

(1)
Messrs. Eric Slifka and Andrew Slifka, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

(2)
As of December 31, 2014, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Watchmaker (5,430), Mr. McCool (5,430) and Mr. McKown (5,430).

        Employees of our general partner who also serve as directors do not receive additional compensation. In 2014, directors who are not employees of our general partner (1) received: (a) $60,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2014, the chair of the audit committee received an additional $7,500.

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

        On December 31, 2014, the initial tranche of the June 27, 2013 awards vested and on January 15, 2015, Messrs. Watchmaker, McCool and McKown each received 2,715 common units of Global Partners LP.

        On January 15, 2015, in respect of their excellent service during 2014, Messrs. Watchmaker and McCool received outright grants, respectively, of 1,504 and 1,204 common of Global Partners LP, and Mr. McKown received a cash award of $40,000.

        Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth as of March 9, 2015 the beneficial ownership of units of Global Partners LP held by certain beneficial owners of more than 5% of the units, by each director and named executive officer of our general partner and by all directors and executive officers of our general partner as a group:

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
AE Holdings Corp. (2)	5,850,000	18.9%
Kayne Anderson Capital Advisors L.P. (3)	3,753,081	12.1%
Richard A. Kayne (3)	3,753,081	12.1%
OppenheimerFunds Inc. (4)	3,249,513	10.5%
Montello Oil Corporation (5)	2,348,078	7.6%
Global Petroleum Corp. (6)	1,725,463	5.6%
Oppenheimer Steelpath MLP Income Fund (4)	1,955,665	6.3%
Larea Holdings LLC (7)	564,984	1.8%
Larea Holdings II LLC (8)	282,492	*
Chelsea Terminal Limited Partnership (9)	120,356	*
Global GP LLC (10)	387,894	1.3%
Sandwich Terminal, L.L.C. (11)	8,475	*
Estate of Alfred A. Slifka (2)(5)(6)(9)(10)(11)(12)(13)	10,490,376	33.8%
Richard Slifka (2)(5)(6)(8)(9)(10)(11)(12)	10,722,758	34.6%
Eric Slifka (2)(7)(14)	6,604,500	21.3%
Andrew Slifka (8)	89,131	*
Edward J. Faneuil	50,157	*
Charles A. Rudinsky	21,842	*
Mark Romaine	18,115	*
Daphne H. Foster	400	*
Robert J. McCool	15,146	*
Kenneth I. Watchmaker	12,996	*
David K. McKown	5,142	*
All directors and executive officers as a group (11 persons)	11,740,297	37.9%

*
Less than 1%

(1)
The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, (iii) OppenheimerFunds, Inc., and (iv) Oppenheimer Steelpath MLP Income Fund is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454-9161.

(2)
AE Holdings owns 5,850,000, or 18.9%, of the common units of Global Partners LP. Richard Slifka, Eric Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own the units owned by AE Holdings.

(3)
According to a Schedule 13G/A filed on January 26, 2015, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne beneficially owned 3,753,081 common units, representing 12.1% of the common units then outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(4)
According to a Schedule 13G/A filed on February 9, 2015, OppenheimerFunds, Inc. beneficially owned 3,249,513 common units, representing 10.5% of the common units then outstanding and Oppenheimer Steelpath MLP Income Fund beneficially owned 1,955,665 common units, representing 6.3% of the common units then outstanding. The address for OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281 and the address for Oppenheimer Steelpath MLP Income Fund is 2100 McKinney Ave, Suite 1401, Dallas, Texas 75201.

(5)
Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.

(6)
Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(7)
Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of the late Alfred A. Slifka.

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

(9)
Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(10)
Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees, and meeting obligations under existing employment agreements with the officers of our general partner. Richard Slifka and the estate of Alfred A. Slifka control Global GP LLC, and thus may be deemed to beneficially own the units owned by Global GP LLC.

(11)
Richard Slifka and the estate of Alfred A. Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(12)
Beneficially owned unit amounts for each of Richard Slifka and the estate of Alfred A. Slifka include the units owned by AE Holdings, Montello Oil Corporation, Global Petroleum Corp., Chelsea Terminal Limited Partnership, Global GP LLC and Sandwich Terminal, L.L.C. Beneficially owned unit amounts for Richard Slifka also include the units owned by Larea Holdings II LLC. Beneficially owned unit amounts for the estate of Alfred A. Slifka also include 50,110 units that are held in the late Alfred A. Slifka's name. Richard Slifka and the late Alfred A. Slifka are brothers.

(13)
Alfred A. Slifka passed away on March 9, 2014. His estate is in probate and his beneficially owned interests set forth on the above table have not yet been settled.

(14)
Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC and AE Holdings Corp.

Equity Compensation Plan Table

        The following table summarizes information about our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	532,748	—	3,767,252
Equity compensation plans not approved by security holders	—	—	—

Total	532,748	—	3,767,252

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        As of March 9, 2015, affiliates of our general partner, including directors and executive officers of our general partner, owned 11,740,297 common units representing 37.9% of the limited partner interests in us. In addition, our general partner owns a 0.74% general partner interest in us.

        Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka's brother, Richard Slifka succeeded him as chairman of the board of our general partner. Mr. Slifka's estate is in probate and his beneficially owned interests in Global Partners LP and its affiliates have not yet been settled.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions of 99.26% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 11,740,297 common units and 0.74% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.74% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $21.7 million on the 0.74% general partner interest and $0.4 million on their common units.

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

Omnibus Agreement

        We are a party to an omnibus agreement with certain members of the Slifka family and our general partner that addresses the agreement of certain members of the Slifka family not to compete with us and to cause their affiliates not to compete with us under certain circumstances. The omnibus agreement also addressed certain environmental indemnity obligations of Global Petroleum Corp. and certain of its affiliates, which indemnity obligations have expired. In connection with our acquisition of Alliance, each of Alfred A. Slifka, former Chairman of our general partner, and Richard Slifka, Chairman of our general partner, entered into a business opportunity agreement with our general partner containing noncompetition provisions which are broader than those contained in the omnibus agreement in order to encompass our expanded lines of business since 2005.

Noncompetition

        Pursuant to the omnibus agreement and the business opportunity agreement each of Alfred A. Slifka, and Richard Slifka agreed, and pursuant to his employment agreement with our general partner each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and bio-fuels), natural gas liquids (including ethane, butane, propane and condensates), natural gas, compressed natural gas and liquefied natural gas; (2) the storage of refined petroleum products and/or any of the other products identified in (1) in connection with any of the activities described in (1); (3) the sale of convenience store items and sundries and related food service; and (4) bunkering, unless the Chief Executive Officer and the board of directors approve such activity. Pursuant to the omnibus agreement, each of Alfred A. Slifka's and Richard Slifka's noncompetition obligations survive for so long as Alfred A. Slifka, Richard Slifka, Eric Slifka and/or any of their respective affiliates, individually or as part of a group, control our general partner. Pursuant to each of Eric Slifka's and Andrew Slifka's employment agreements with our general partner, their noncompetition obligations survive for one year following the termination of each of their employment.

        In addition, Eric Slifka's and Andrew Slifka's employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision and a nonsolicitation provision, which generally will continue for two years following Eric Slifka's and Andrew Slifka's termination of employment.

Shared Services Agreements

        We are party to a shared services agreement with Global Petroleum Corp. and, until March 2012 we were party to a shared services agreement with Alliance. We believe the terms of these agreements are or were at least as favorable as could have been obtained from unaffiliated third parties. Under these agreements, we provide Global Petroleum Corp. and we provided Alliance with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. and Alliance, as applicable, pay or paid us an amount based upon the cost associated with the provision of such services. In addition, until February 1, 2015 (in connection with our acquisition of our petroleum products storage terminal located in Revere, Massachusetts from Global Petroleum Corp. and others), Global Petroleum Corp. provided us with certain terminal, environmental and operational support services, for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. Through March 1, 2012, when we acquired all of the membership interests in Alliance, Alliance also provided us with certain support services for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. With respect to the shared services agreements, we paid to Global Petroleum Corp. a total of $96,000 for each of the years ended December 31, 2014, 2013 and 2012 and received from Alliance a total of $0 for each of the years ended December 31, 2014 and 2013 and $31,000 for the year ended December 31, 2012. The agreement with Global Petroleum Corp. was amended and restated on March 11, 2015 to remove the terminal, environmental and operational support services that had been provided to us. Under the amended and restated agreement, we will continue to provide Global Petroleum Corp. with certain tax, accounting, treasury and legal services at an agreed assessment of the cost associated with the provision of such services for an indefinite term, and any party may terminate its receipt of some or all of the services thereunder upon 90 days' prior written notice. As of December 31, 2014, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

        In March 2012, following the closing of our acquisition of all of the membership interests in Alliance, (a) our shared services agreement with Alliance, (b) our shared services agreement with Global Petroleum Corp. was amended to include the services provided by Global Petroleum Corp. to Alliance, and (c) we entered into a shared services agreement with AE Holdings pursuant to which we provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays us $15,000 per year. We believe the terms of the AE Holdings agreement is at least as favorable as could have been obtained from unaffiliated third parties. The agreement with AE Holdings was amended on March 11, 2015 to provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays us $15,000 per year for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 90 days' prior written notice.

Management Agreements

        In connection with the acquisition of retail gasoline stations and supply rights (collectively, the "Facilities") from ExxonMobil in 2010, Global Companies LLC and GMG were parties to facilities management agreements with Alliance. We believe the terms of these agreements were at least as favorable as could have been obtained from unaffiliated third parties. In March 2012, following the closing of our acquisition of Alliance, the management agreements were terminated.

        Pursuant to the management agreements, Alliance supervised and directed the day-to-day management and operations of the Facilities for an aggregate annual management fee of $2.6 million, commencing October 1, 2010. Global Companies LLC and GMG shared in paying the annual management fees consistent with their ownership of the assets acquired pursuant to the purchase agreement. Alliance managed the operations of the Facilities in accordance with annual budgets approved by Global Companies LLC and GMG, respectively. Global Companies LLC and GMG were responsible for the salaries of the employees directly employed to manage and operate the Facilities and for a portion of the salaries of certain administrative personnel of Alliance as approved by Global Companies LLC and/or GMG in accordance with the management agreements and the approved annual budgets. All matters pertaining to the employment, supervision, compensation, promotion, and discharge of such employees were the responsibility of Alliance. Pursuant to the management agreements, Alliance was required to indemnify Global Companies LLC and GMG from and against any and all claims and damages of any nature whatsoever arising out of or incidental to Alliance performance of its responsibilities under the management agreements caused by or due to fraud, gross negligence, willful misconduct or a material breach by Alliance of any provision of the management agreements. Alliance's aggregate liability was capped at $5.0 million, over and above the utilization of any and all insurance proceeds. Collectively, Global Companies LLC and GMG paid to Alliance a total management fee and overhead reimbursement of $0.7 million for the year ended December 31, 2012.

Sub-Jobber Agreements

        We are parties to an Amended and Restated Distributor PMPA Franchise Agreement (the "Franchise Agreement") with Alliance. Pursuant to the Franchise Agreement, Alliance purchases all of its Mobil-branded fuel in Massachusetts, New Hampshire, Rhode Island and Maine from Global Companies LLC for a term of seven years. The price for fuel purchased under the Franchise Agreement is Global Companies LLC's distributor rack price for Mobil-branded fuels as is in effect at the time of purchase. Pursuant to the Franchise Agreement, Alliance is granted the right to continue using the Mobil and Exxon names and trade dress (collectively, the "Mobil Flag") at its Mobil-branded and Exxon-branded stations in Massachusetts, New Hampshire, Rhode Island and Maine.

        We are party to a Volume Incentive Program Agreement with Alliance pursuant to which Alliance receives a per gallon rebate on all Mobil-branded and Exxon-branded fuel purchased from Global Companies LLC.

        We believe the terms of the Franchise Agreement and the Volume Incentive Program Agreement are at least as favorable as could have been obtained from unaffiliated third parties.

Revere Terminal Acquisition from Global Petroleum Corp.

        On January 14, 2015, we acquired the Revere terminal from Global Petroleum Corp. for a purchase price of approximately $23.7 million, subject to customary closing adjustments. Global Petroleum Corp. is owned by the Estate of Alfred A. Slifka and Richard Slifka. Pursuant to the purchase agreement entered into by both parties, we assumed all liabilities and obligations of the Global Petroleum Corp. related to the terminal and the underlying real property, except for certain liabilities as set forth in the purchase agreement. We released Global Petroleum Corp. from and agreed to indemnify Global Petroleum Corp. from all known and unknown environmental liabilities relating to the terminal and underlying real property, provided that we will be responsible for the first remediation expenses arising from unknown conditions up to $1.5 million, in the aggregate, and then Global Petroleum Corp. will reimburse us for any remediation expenses in excess of $1.5 million up to $2.3 million, provided further that (i) Global Petroleum Corp. will have no obligation to reimburse us for expenses in excess of $750,000 in the aggregate, and (ii) Global Petroleum Corp.'s reimbursement obligations will survive for a period of three years following the closing of the acquisition. Any and all remediation expenses in excess of $2.3 million or incurred after the expiration of the three-year survival period will be our responsibility.

        In the event that we sell, within eight years of the closing of the acquisition, all or substantially all of the real property underlying the Revere terminal to a third party not affiliated with Global Petroleum Corp. or us and such third party does not intend to use the real property for petroleum-related purposes, then we will pay Global Petroleum Corp. an amount equal to fifty percent of the net proceeds (as defined in the purchase agreement) received by us in connection with such sale.

        Global Petroleum Corp. continued to provide terminalling services to us, and we continued to pay all amounts owed to Global Petroleum Corp., pursuant to the terms of the existing terminal storage rental and throughput agreement between Global Petroleum Corp. and us, until February 1, 2015.

Throughput Agreement with Global Petroleum Corp.

        We had an exclusive terminal storage rental and throughput agreement with Global Petroleum Corp. with respect to the Revere terminal in Revere, Massachusetts. The terminal storage rental and throughput agreement terminated on February 1, 2015 in connection with our acquisition of the Revere terminal from Global Petroleum Corp. We believe the terms of this agreement were at least as favorable as could have been obtained from unaffiliated third parties. We retained the title to all our products stored at this terminal. We paid a monthly fee to Global Petroleum Corp., which was adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $9.2 million, $9.1 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Throughout the term of the throughput agreement with Global Petroleum Corp., we had a right of first refusal through September 30, 2014 to purchase or lease the Revere terminal if Global Petroleum Corp. desires to sell or lease the Revere terminal to a third party.

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

        Prior to the closing of our acquisition of Alliance, Alliance was wholly owned by AE Holdings, which is 100% owned by members of the Slifka family. Under a shared services agreement, Messrs. Eric Slifka, Faneuil and Rudinsky also spent a portion of their time providing services to Alliance. Under a new shared services agreement, Messrs. Eric Slifka, Faneuil and Rudinsky spend a portion of their time providing services to AE Holdings. The estate of Alfred A. Slifka and Richard Slifka share voting and investment power with respect to AE Holdings and therefore may be deemed to beneficially own the units owned by AE Holdings. Please read "—Shared Services Agreements."

        Prior to the acquisition of Alliance, we sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $40.6 million for the year ended December 31, 2012, including sales of Mobil-branded fuel to Alliance pursuant to the Franchise Agreement with Alliance, net of rebates under the Volume Incentive Program Agreement. Please read "—Sub-Jobber Agreements."

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

Director Independence

        Please see Item 10, "Directors, Executive Officers and Corporate Governance" for information regarding director independence.

Item 14.    Principal Accounting Fees and Services.

        The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2014 and 2013 calendar years. The audit committee's charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below were approved by the audit committee.

        Fees paid to Ernst & Young LLP were as follows (in thousands):

	2014	2013
Audit Fees (1)	$4,839	$3,154
Audit-Related Fees	395	150
Tax Fees (2)	1,175	1,771

Total	$6,409	$5,075

(1)
Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young's audits of the effectiveness of our internal control over financial reporting at December 31, 2014 and 2013. Fees for 2014 included an audit performed as part of our public offering. Fees for 2013 included an audit performed as part of the S-3 filing.

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
Stock Purchase Agreement, dated as of October 3, 2014, by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Solely with Respect to Section 10.20 and the Other Provisions in Article 10 Related Thereto, Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 9, 2014 (File No. 001-32593)).
2.3		—
First Amendment to Stock Purchase Agreement dated as of December 12, 2014 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 13, 2015 (File No. 001-32593)).
2.4		—
Second Amendment to Stock Purchase Agreement dated as of January 7, 2015 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on January 13, 2015 (File No. 001-32593)).
2.5	**	—
Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015 (File No. 001-32593)).

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
4.6	—
Supplemental Indenture—Subsidiary Guarantee, dated as of March 5, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on May 9, 2014).
4.7	—
Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 25, 2014).
4.8	—
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

Exhibit Number			Description
10.2		—	Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 11, 2005).
10.3		—
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
10.5	^	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.6	^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.7	^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.8		—
Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.9	^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).
10.10	^	—
First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.11	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.12	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
10.13		—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).

Exhibit Number			Description
10.14		—	Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).
10.15		—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.16		—
Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.17	††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.18		—
Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).
10.19		—
Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.20	^	—
Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).
10.21		—
First Amendment to Amended and Restated Services Agreement, dated as of July 24, 2006, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp. and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2012).
10.22		—
Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).
10.23		—
Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).
10.24	^	—
General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).

Exhibit Number			Description
10.25		—	Second Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated November 14, 2012, among Global Petroleum Corp., Global Companies LLC, Glen Hes and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2012).
10.26	^	—
Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).
10.27	^	—
Form of Phantom Unit Award Agreement for Employees under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013).
10.28	^	—
Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).
10.29	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 3, 2013).
10.30	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 3, 2013).
10.31	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 3, 2013).
10.32	^	—
Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).
10.33	^	—
Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 3, 2013).
10.34	^	—
Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 3, 2013).
10.35	^	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 7, 2013).
10.36		—
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

Exhibit Number			Description
10.37	††	—	Second Amended and Restated Credit Agreement, dated as of December 16, 2013, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global Energy Marketing II LLC, Global CNG LLC, Alliance Energy LLC and Cascade Kelly Holdings LLC as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, RBS Citizens NA, Societe Generale and Standard Chartered Bank as Co-Documentation Agents, and Banc of America Merrill Lynch, JP Morgan Securities Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on April 1, 2014).
10.38		—
Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2014).
10.39		—
Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2014).
10.40		—
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
10.41		—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2014).
10.42	^	—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2014).
10.43	^	—
Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015).
10.44	^	—
Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2015).
10.45	*^#	—	Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015.
10.46	*^	—	Form of Director Unit Award Letter.
10.47	*^	—	Form of Canadian Grant Agreement.

Exhibit Number			Description
10.48	*	—	Amended and Restated Services Agreement, dated as of March 11, 2015, by and between AE Holdings Corp. and Global Companies LLC.
10.49	*	—	Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC.
21.1	*	—	List of Subsidiaries of Global Partners LP.
23.1	*	—	Consent of Ernst & Young LLP.
31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

^
Management contract or compensatory plan or arrangement.

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

#
The agreement filed herewith is a corrected version of the agreement previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2015.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC, its general partner
Dated: March 13, 2015		By:	/s/ ERIC SLIFKA
Eric Slifka President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

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

        We have audited the accompanying consolidated balance sheets of Global Partners LP ("the Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2015 expressed an adverse opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2015

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,238	$9,217
Accounts receivable, net (less allowance of $4,818 and $7,513 as of December 31, 2014 and 2013, respectively)	457,730	686,392
Accounts receivable—affiliates	3,903	1,404
Inventories	336,813	572,806
Brokerage margin deposits	17,198	21,792
Derivative assets	83,826	46,007
Prepaid expenses and other current assets	56,515	36,693

Total current assets	961,223	1,374,311
Property and equipment, net	825,051	803,636
Intangible assets, net	48,902	67,769
Goodwill	154,078	154,078
Other assets	50,723	28,128

Total assets	$2,039,977	$2,427,922

Liabilities and partners' equity
Current liabilities:
Accounts payable	$456,619	$781,119
Line of credit	700	3,700
Environmental liabilities—current portion	3,101	3,377
Trustee taxes payable	105,744	80,216
Accrued expenses and other current liabilities	82,820	65,963
Derivative liabilities	58,507	38,197

Total current liabilities	707,491	972,572
Working capital revolving credit facility—less current portion	100,000	327,000
Revolving credit facility	133,800	434,700
Senior notes	368,136	148,268
Environmental liabilities—less current portion	34,462	36,262
Other long-term liabilities	59,932	45,940

Total liabilities	1,403,821	1,964,742
Commitments and contingencies (see Note 13)	—	—
Partners' equity
Global Partners LP equity:
Common unitholders (30,995,563 units issued and 30,604,961 outstanding at December 31, 2014 and 27,430,563 units issued and 27,260,747 outstanding at December 31, 2013)	599,406	426,785
General partner interest (0.74% and 0.83% interest with 230,303 equivalent units outstanding at December 31, 2014 and 2013, respectively)	788	(238)
Accumulated other comprehensive loss	(13,252)	(11,310)

Total Global Partners LP equity	586,942	415,237
Noncontrolling interest	49,214	47,943

Total partners' equity	636,156	463,180

Total liabilities and partners' equity	$2,039,977	$2,427,922

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
Sales	$17,269,954	$19,589,608	$17,625,997
Cost of sales	16,727,349	19,183,779	17,292,509

Gross profit	542,605	405,829	333,488
Costs and operating expenses:
Selling, general and administrative expenses	153,961	115,491	95,710
Operating expenses	204,070	185,713	140,413
Amortization expense	18,867	19,216	7,024

Total costs and operating expenses	376,898	320,420	243,147

Operating income	165,707	85,409	90,341
Interest expense	(47,764)	(43,537)	(42,021)

Income before income tax expense	117,943	41,872	48,320
Income tax expense	(963)	(819)	(1,577)

Net income	116,980	41,053	46,743
Net (income) loss attributable to noncontrolling interest	(2,271)	1,562	—

Net income attributable to Global Partners LP	114,709	42,615	46,743
Less: General partner's interest in net income,including incentive distribution rights	5,981	3,521	1,212

Limited partners' interest in net income	$108,728	$39,094	$45,531

Basic net income per limited partner unit	$3.97	$1.43	$1.73

Diluted net income per limited partner unit	$3.95	$1.42	$1.71

Basic weighted average limited partner units outstanding	27,420	27,329	26,393

Diluted weighted average limited partner units outstanding	27,502	27,560	26,567

Distributions per limited partner unit	$2.53	$2.34	$2.06

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$116,980	$41,053	$46,743
Other comprehensive income:
Change in fair value of cash flow hedges	3,151	3,930	2,591
Change in pension liability	(5,093)	4,430	(1,766)

Total other comprehensive (loss) income	(1,942)	8,360	825

Comprehensive income	115,038	49,413	47,568
Comprehensive (income) loss attributable to noncontrolling interest	(2,271)	1,562	—

Comprehensive income attributable to Global Partners LP	$112,767	$50,975	$47,568

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$116,980	$41,053	$46,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,364	77,134	45,458
Amortization of deferred financing fees	5,627	6,897	5,753
Amortization of senior notes discount	559	368	—
Bad debt expense	1,700	4,145	869
Stock-based compensation expense	3,485	1,806	6
Write-off of financing fees	1,626	—	—
Loss (gain) on disposition of property and equipment	2,182	(1,273)	627
Deferred income taxes	(11)	336	1,217
Curtailment gain	—	—	(469)
Changes in operating assets and liabilities:
Accounts receivable	226,962	8,524	(57,160)
Accounts receivable—affiliate	(2,499)	(97)	469
Inventories	235,993	61,992	40,898
Broker margin deposits	4,594	32,934	(10,791)
Prepaid expenses, all other current assets and other assets	(49,020)	11,226	(8,449)
Accounts payable	(324,500)	18,667	146,947
Trustee taxes payable	25,528	(11,278)	5,002
Change in derivatives	(17,509)	5,778	(9,845)
Accrued expenses, all other current liabilities and other long-term liabilities	26,841	(3,065)	25,177

Net cash provided by operating activities	344,902	255,147	232,452
Cash flows from investing activities
Acquisitions	—	(185,262)	(188,748)
Capital expenditures	(95,114)	(67,132)	(44,872)
Proceeds from sale of property and equipment	4,021	9,187	7,132

Net cash used in investing activities	(91,093)	(243,207)	(226,488)
Cash flows from financing activities
Proceeds from public offering, net	137,844	—	—
Payments on working capital revolving credit facility	(227,000)	(97,500)	(164,400)
(Payments on) borrowings from revolving credit facility	(300,900)	12,700	217,000
Proceeds from issuance of term loan	—	115,000	—
Repayment of term loan	—	(115,000)	—
(Payments on) borrowing from line of credit	(3,000)	3,700	—
Proceeds from senior notes, net of discount	258,903	147,900	—
Repayment of senior notes	(40,244)	—	—
Repurchase of common units	(8,632)	(4,590)	(2,152)
Repurchased units withheld for tax obligations	—	(2,086)	(96)
Noncontrolling interest capital contribution	8,200	1,425	—
Distribution to noncontrolling interest	(9,200)	(2,920)	—
Distributions to partners	(73,759)	(67,329)	(54,667)

Net cash used in financing activities	(257,788)	(8,700)	(4,315)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(3,979)	3,240	1,649
Cash and cash equivalents at beginning of year	9,217	5,977	4,328

Cash and cash equivalents at end of year	$5,238	$9,217	$5,977

Supplemental information (see Note 21)
Non-cash investing activities (see Note 21)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

(In thousands)

	Common Unitholders	General Partner Interest	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Partners' Equity
Balance at December 31, 2011	$336,103	$(319)	$(20,495)	$—	$315,289
Issuance of common units in connection with the acquisition of Alliance	130,513	—	—	—	130,513
Net income	45,531	1,212	—	—	46,743
Other comprehensive income	—	—	825	—	825
Stock-based compensation	6	—	—	—	6
Distributions to partners	(53,514)	(1,300)	—	—	(54,814)
Repurchase of common units	(2,152)	—	—	—	(2,152)
Dividends on repurchased units	147	—	—	—	147
Repurchased units withheld for tax obligation	(96)	—	—	—	(96)

Balance at December 31, 2012	456,538	(407)	(19,670)	—	436,461
Net income (loss)	39,094	3,521	—	(1,562)	41,053
Acquisition of noncontrolling interest, at fair value	—	—	—	51,000	51,000
Noncontrolling interest capital contribution	—	—	—	1,425	1,425
Distribution to noncontrolling interest	—	—	—	(2,920)	(2,920)
Other comprehensive income	—	—	8,360	—	8,360
Stock-based compensation	1,806	—	—	—	1,806
Distributions to partners	(64,190)	(3,352)	—	—	(67,542)
Repurchase of common units	(4,590)	—	—	—	(4,590)
Dividends on repurchased units	213	—	—	—	213
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)

Balance at December 31, 2013	426,785	(238)	(11,310)	47,943	463,180
Issuance of common units	137,844	—	—	—	137,844
Net income	108,728	5,981	—	2,271	116,980
Noncontrolling interest capital contribution	—	—	—	8,200	8,200
Distribution to noncontrolling interest	—	—	—	(9,200)	(9,200)
Other comprehensive loss	—	—	(1,942)	—	(1,942)
Stock-based compensation	3,485	—	—	—	3,485
Distributions to partners	(69,333)	(4,955)	—	—	(74,288)
Repurchase of common units	(8,632)	—	—	—	(8,632)
Dividends on repurchased units	529	—	—	—	529

Balance at December 31, 2014	$599,406	$788	$(13,252)	$49,214	$636,156

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

        Global Partners LP (the "Partnership") is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. The Partnership also receives revenue from convenience store sales and gasoline station rental income. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the "Northeast"). The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts. The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2014, the Partnership had a portfolio of approximately 1,000 owned, leased and/or supplied gasoline stations, including 134 convenience stores, primarily in the Northeast.

        Global GP LLC, the Partnership's general partner (the "General Partner"), manages the Partnership's operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees and certain union personnel who are employed by one of the Partnership's wholly subsidiaries, Global Montello Group Corp. ("GMG").

        The General Partner, which holds a 0.74% general partner interest in the Partnership (reduced from 0.83% following the Partnership's public offering of common units discussed in Note 15), is owned by affiliates of the Slifka family. As of December 31, 2014, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 11,740,297 common units, representing a 37.9% limited partner interest.

Recent Developments

  Acquisitions

        Revere Terminal—On January 14, 2015, through the Partnership's wholly owned subsidiary, Global Companies LLC ("Global Companies"), the Partnership acquired the Revere terminal located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. ("GPC"), a privately held affiliate of the Partnership's, for a purchase price of $23.65 million, subject to customary closing adjustments. The facility, which has been leased to Global Companies by GPC since 1998, has storage capacity of 2.1 million barrels of refined petroleum products, including heating oil, gasoline, distillates, diesel, kerosene and blendstocks. The Partnership financed the transaction with available capacity under its revolving credit facility. In connection with the Revere terminal transaction, the terminal storage rental and throughput agreement between the Partnership and GPC terminated effective as of February 1, 2015. The Partnership will account for this transaction as a business combination, and management is currently in the process of evaluating the preliminary purchase price accounting.

        Warren Equities, Inc.—On January 7, 2015, the Partnership completed the acquisition through GMG of 100% of the equity interests in Warren Equities, Inc. ("Warren"), one of the largest

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1. Organization and Basis of Presentation (continued)

independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation. The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers. The acquired properties are located in the Northeast, Maryland and Virginia. The purchase price, subject to post-closing adjustments, was approximately $387.0 million, including working capital. This acquisition complements the Partnership's existing retail presence in the Northeast and expands its footprint into the adjacent Mid-Atlantic region. These assets added approximately 500 million gallons of fuel sold annually through the Partnership's network and increased the number of its total gasoline stations that it owns, leases or supplies to more than 1,500 as of the acquisition closing date. The acquisition was funded with borrowings under the Partnership's credit facility and with proceeds from its public offering of 3,565,000 common units, which closed on December 10, 2014 (see Note 15). In connection with the acquisition of Warren, the Partnership incurred acquisition costs of approximately $1.7 million for the year ended December 31, 2014, which are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The Partnership will account for this transaction as a business combination, and management is currently in the process of evaluating the preliminary purchase price accounting. The Partnership has engaged a third-party valuation firm to assist in the valuation of Warren's property and equipment and possible intangible assets. The operations of Warren are expected to be reported within the Partnership's Gasoline Distribution and Station Operations segment beginning in the first quarter of 2015.

  Equity Offering

        On December 10, 2014, we completed a public offering of 3,565,000 common units at a price to the public of $40.24 per common units. Net proceeds from the offering were approximately $137.8 million after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering to reduce indebtedness outstanding under our revolving credit facility. See Note 15.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

        On March 1, 2012, the Partnership acquired from AE Holdings Corp. ("AE Holdings") 100% of the outstanding membership interests in Alliance Energy LLC ("Alliance"). The financial results of Alliance for the ten months ended December 31, 2012 are included in the accompanying statement of income for the year ended December 31, 2012. On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, LLC ("Basin Transload"), and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC ("Cascade Kelly"). The financial results of Basin Transload for the eleven months ended December 31, 2013 and of Cascade Kelly for the ten and one- half months ended December 31, 2013 are included in the accompanying statement of income for the year ended December 31, 2013. The Partnership consolidates the balance sheet and results of operations of Basin Transload because the Partnership controls the entity. See Note 3, "Business Combinations," for additional information on the Partnership's acquisitions. The accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) mark-to-market gains and losses on derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) Level 2 and Level 3 valuations for crude oil forward purchase and sales contracts, and (vi) assumptions used to evaluate goodwill, property and equipment and other asset impairment, environmental and asset retirement obligations provisions and cost of sales accrual. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

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

        The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2014 and 2013, substantially all of the Partnership's accounts receivable classified as current assets were within payment terms.

Inventories

        The Partnership hedges substantially all of its petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of the Partnership on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, is recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or market, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or market.

        Convenience store inventory and Renewable Identification Numbers ("RINs") inventory are carried at the lower of historical cost, on a first-in, first-out basis, or market.

        Inventories consisted of the following at December 31 (in thousands):

	2014	2013
Distillates: home heating oil, diesel and kerosene	$163,679	$272,760
Gasoline	82,080	96,539
Gasoline blendstocks	33,760	54,076
Crude oil	20,769	87,022
Residual oil	20,602	48,793
Propane and other	5,123	3,443
Renewable identification numbers (RINs)	2,057	3,186
Convenience store inventory	8,743	6,987

Total	$336,813	$572,806

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.9 million and $48.2 million at December 31, 2014 and December 31, 2013, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $16.5 million and $46.7 million at December 31, 2014 and December 31, 2013, respectively. Exchange transactions are valued using current carrying costs and have no income statement impact.

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

Impairment Long-Lived Assets

        The Partnership's long-lived assets include property and equipment and intangible assets. Accounting and reporting guidance for long-lived assets requires that a long-lived asset (group) be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long-lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long-lived assets will be reduced to their fair value. Due to indicators present in 2014 for certain long-lived asset groups, tests for recoverability were performed in 2014, the results of which indicated

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

no impairment was required. Additionally, there were no impairment charges required in 2013 and 2012.

        At December 31, 2014, the Partnership had a $4.0 million remaining net book value of long-lived assets used in supplying compressed natural gas ("CNG"), which might be viewed as an alternative fuel to oil. The long-term recoverability of these assets might be adversely impacted by any prolonged decline in commodity prices or the cost differential between natural gas and oil. Over the long-term, if oil remains an attractive alternative to CNG due to lower oil prices, this may become an indicator of the potential impairment of these CNG assets in the future. The Partnership will monitor the pricing environment and the related impact this may have on the CNG operating and cash flows and whether this would constitute an impairment indicator.

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

        Factors included in the quantitative assessment include both macro-economic conditions and industry specific conditions. For the quantitative assessment, the reporting unit's fair value is estimated using a weighted average of a discounted cash flow approach and a market comparables approach. In the quantitative assessment, the Partnership compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired and no further testing is required. If the carrying value exceeds the fair value, then the second step must be performed to determine the implied fair value of the reporting unit. If the carrying value exceeds the implied fair value then the Partnership would record an impairment loss equal to the difference. During 2014, the Partnership completed step-one quantitative assessments for both the Wholesale and GDSO reporting units and no impairment was identified for either reporting unit. Due to declining oil prices and other market indicators at December 31, 2014, the Partnership updated the assessment of the recovery of goodwill through December 31, 2014 and concluded there was no impairment. During 2013, the Partnership completed a qualitative assessment for the GDSO reporting unit and no impairment was required. During 2013, a quantitative assessment was completed for the Wholesale reporting unit, and no impairment was required.

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

        Recoveries of environmental remediation costs from other parties are recognized as assets when related contingencies are resolved, generally upon cash receipt.

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

Asset Retirement Obligations

        The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks ("USTs") that exist in those U.S. states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership's retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states. The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $3.8 million and $3.6 million in total asset retirement obligations at December 31, 2014 and 2013, respectively, which are included in other long-term liabilities in the accompanying balance sheets

Leases

        The Partnership leases office space, computer and other equipment, railcars and barges through various lease arrangements with various expiration dates. The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated terminals. The Partnership is also a party to lease agreements with the Port of St. Helens for land and for access rights to a rail spur and dock located at the Partnership's Oregon facility. In addition, the Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates.

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

        Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership's end markets. Any net differential for exchange agreements is to be recorded as a nonmonetary adjustment of inventory costs.

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

        The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the "more likely than not" recognition criteria in accordance with the accounting guidance regarding income taxes. Based upon projections of future taxable income, the Partnership believes that the recorded deferred tax assets will be realized.

Foreign Currency Transactions

        Gains/(losses) realized from transactions denominated in foreign currencies are included in cost of sales in the consolidated statements of income and totaled $25,000, $(162,000) and $145,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentration of Risk

        Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash primarily in investment-grade securities and, by policy, limits the amount of credit exposure to any one financial institution. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership's large customer base. Losses have historically been within management's expectations. See Note 4 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership's wholesale and commercial customers of refined petroleum products, renewable fuels, crude oil, natural gas and propane are primarily located in the Northeast. The Partnership's retail gasoline stations are located in Massachusetts, Connecticut, New Hampshire, Rhode Island, New Jersey, New York, Pennsylvania, Maine, Vermont and, commencing on January 7, 2015 in connection with the acquisition of Warren, Maryland and Virginia.

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

        The following table presents the Partnership's product sales, logistics revenue and rental income as a percentage of the consolidated sales for the years ended December 31:

	2014	2013	2012
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	60%	58%	68%
Crude oil sales and logistics revenue	14%	18%	7%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	25%	23%	24%
Convenience store sales and rental income	1%	1%	1%

Total	100%	100%	100%

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

Derivative Financial Instruments

        The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, "exchange-traded derivatives") and physical and financial forwards and over-the counter ("OTC") swaps (collectively, "OTC derivatives"), to reduce its exposure to unfavorable changes in commodity market prices and interest rates. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales ("physical forward contracts") and uses interest rate swap instruments to reduce its exposure to fluctuations in interest rates associated with the Partnership's credit facilities. The Partnership accounts for derivative transactions in accordance with ASC 815, "Derivatives and Hedging," and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        The fair value of exchange-traded derivative transactions reflect amounts that would be received from or paid to the Partnership's brokers upon liquidation of these contracts. The fair value of these exchange-traded derivative transactions are presented on a net basis, offset by the cash balances on deposit with the Partnership's brokers, presented as brokerage margin deposits in the consolidated balance sheets. The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions. The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists. The presentation of the change in fair value of the Partnership's exchange-traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

        Derivatives Accounted for as Hedges—The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

  Fair Value Hedges

        Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange-traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

  Cash Flow Hedges

        Derivatives designated as cash flow hedges are used to hedge interest rate risk from fluctuations in interest rates and may include various interest rate derivative instruments entered into with major financial institutions. For a derivative instrument being designated as a cash flow hedges, the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of income through interest expense in the same period that the hedged exposure affects earnings. The ineffective portion is recognized in the consolidated statement of income immediately.

        Derivatives Not Accounted for as Hedges—The Partnership utilizes petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

  Petroleum and Ethanol Commodity Contracts

        The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges. Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

consolidated balance sheet. The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statement of income through cost of sales. These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

        While the Partnership seeks to maintain a position that is substantially balanced within its commodity product purchase and sale activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, the Partnership is aided by maintaining a constant presence in the marketplace. The Partnership also engages in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in fair value of these derivative instruments are recognized in the consolidated statement of income through cost of sales.

  Natural Gas Commodity Contracts

        The Partnership uses physical forward purchase contracts to hedge price risk associated with the marketing and selling of natural gas to third-party users. These physical forward purchase commitments for natural gas are typically executed when the Partnership enters into physical forward sale commitments of product for physical delivery. These physical forward contracts, to the extent they meet the definition of a derivative, are reflected as derivative assets and derivative liabilities in the consolidated balance sheet. Changes in fair value of the forward fixed price purchase and sale commitments are recognized in the consolidated statement of income through cost of sales.

  Foreign Currency Contracts

        The Partnership uses forward foreign currency contracts to hedge certain foreign denominated (Canadian) commodity product purchases. These forward foreign currency contracts are not designated by the Partnership as hedges and are reflected as prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheets. Changes in fair values of these forward foreign currency contracts are reflected in cost of sales.

  Margin Deposits

        All of Partnership's exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers. The Partnership deposits initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement of closed futures contracts. Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

        Please see Note 4, "Derivative Financial Instruments," for additional information.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Partnership utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Partnership primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Partnership utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Partnership is able to classify fair value balances based on the observability of those inputs. The fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). At each balance sheet reporting date, the Partnership categorizes its financial assets and liabilities using the three levels of the fair value hierarchy defined as follows:

  Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as the Partnership's exchange-traded derivative instruments and pension plan assets.

  Level 2—Quoted prices in active markets are not available; however, pricing inputs are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Level 2 primarily consists of non-exchange-traded derivatives such as OTC forwards, swaps and options.

  Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 includes certain OTC forward derivative instruments related to crude oil.

        Please see Note 18, "Fair Value Measurements," for additional information.

Net Income Per Limited Partner Unit

        Under the Partnership's partnership agreement, for any quarterly period, the incentive distribution rights ("IDRs") participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership's undistributed net income or losses. Accordingly, the Partnership's undistributed net income is assumed to be allocated to the common unitholders, or limited partners' interest, and to the General Partner's general partner interest.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2014 and 2013 excluded 390,602 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

        The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2014
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (1)	$114,709	$108,728	$5,981	$—

Declared distribution	$78,771	$73,143	$593	$5,035
Assumed allocation of undistributed net income	35,938	35,585	353	—

Assumed allocation of net income	$114,709	$108,728	$946	$5,035

Denominator:
Basic weighted average limited partner units outstanding		27,420
Dilutive effect of phantom units		82

Diluted weighted average limited partner units outstanding		27,502
Basic net income per limited partner unit		$3.97

Diluted net income per limited partner unit		$3.95

(1)
As a result of the December 10, 2014 issuance of 3,565,000 common units in connection with the Partnership's public offering (see Note 15), the general partner interest was reduced to 0.74% from 0.83%. The issuance of these common units did not have a material impact on the Partnership's basic or diluted net income per limited partner unit for the year ended December 31, 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

	Year Ended December 31, 2013
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (2)	$42,615	$39,094	$3,521	$—

Declared distribution	$69,070	$65,356	$547	$3,167
Assumed allocation of undistributed net income	(26,455)	(26,262)	(193)	—

Assumed allocation of net income	$42,615	$39,094	$354	$3,167

Denominator:
Basic weighted average limited partner units outstanding		27,329
Dilutive effect of phantom units		231

Diluted weighted average limited partner units outstanding		27,560
Basic net income per limited partner unit		$1.43

Diluted net income per limited partner unit		$1.42

	Year Ended December 31, 2012
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (2)	$46,743	$45,531	$1,212	$—

Declared distribution	$60,132	$58,360	$489	$1,283
Adjustment to distribution in connection with the Alliance acquisition (3)	(1,929)	(1,929)	—	—

Adjusted declared distribution	58,203	56,431	489	1,283
Assumed allocation of undistributed net income	(11,460)	(10,900)	(560)	—

Assumed allocation of net income	$46,743	$45,531	$(71)	$1,283

Denominator:
Basic weighted average limited partner units outstanding		26,393
Dilutive effect of phantom units		174

Diluted weighted average limited partner units outstanding		26,567
Basic net income per limited partner unit		$1.73

Diluted net income per limited partner unit		$1.71

(2)
Calculation includes the effect of the March 1, 2012 issuance of 5,850,000 common units in connection with the acquisition of Alliance (see Note 3). As a result, the general partner interest was 0.83% for the year ended December 31, 2013 and, based on a weighted average, 0.86% for the year ended December 31, 2012.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

        The board of directors of the General Partner declared the following quarterly cash distributions for the four quarters ended December 31, 2014:

Cash Distribution Declaration Date	Per Unit Cash Distribution Declared	Distribution Declared for the Quarterly Period Ended
April 23, 2014	$0.6250 (1)	March 31, 2014
July 23, 2014	$0.6375 (1)	June 30, 2014
October 22, 2014	$0.6525 (1)	September 30, 2014
January 21, 2015	$0.6650 (2)	December 31, 2014

(1)
These declared cash distributions result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its second target level distribution with respect to such IDRs.

(2)
This declared cash distribution result in incentive distributions to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its third target level distribution with respect to such IDRs.

        See Note 14, "Partners' Equity, Allocations and Cash Distributions" for further information.

Accounting Standards or Updates Recently Adopted

        In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity's operations and financial results should be presented as discontinued operations. Additionally, this standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The Partnership adopted this standard which did not have a material impact on its consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist." ASU 2013-11 amends the presentation requirements of ASC 740, "Income Taxes," and requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Partnership adopted this guidance on January 1, 2014 which did not have a material impact on the Partnership's financial position, results of operations or cash flows as the Partnership's current practice is consistent with this standard.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies (continued)

Accounting Standards or Updates Not Yet Effective

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016. The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

        As part of the purchase price allocation, identifiable intangible assets include customer relationships that are being amortized, based on the economic use of the asset, over two years which is consistent with the contractual period of the existing customers. Amortization expense amounted to $11.0 million and $12.0 million for the years ended December 31, 2014 and 2013, respectively. The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition is $2.9 million at December 31, 2014.

        The Partnership's 60% interest in Basin Transload's sales and net loss included in the Partnership's consolidated operating results from February 1, 2013, the acquisition date, through the year ended December 31, 2013 were $8.7 million and $2.3 million, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Business Combinations (continued)

        Cascade Kelly Holdings LLC—On February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly, which owns a West Coast crude oil and ethanol facility in Clatskanie, Oregon. The total cash purchase price was approximately $94.2 million which the Partnership funded with borrowings under its credit facility and with proceeds from the issuance of the Partnership's unsecured 8.0% senior notes due 2018 (see Note 8). Cascade Kelly's assets include a rail transloading facility serviced by the Burlington Northern Santa Fe Railway, 200,000 barrels of storage capacity, a deepwater marine terminal with access to a 1,200-foot leased dock and the largest ethanol plant on the West Coast. Situated along the Columbia River in Clatskanie, Oregon, the site is located on land leased under a long-term agreement from the Port of St. Helens.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Business Combinations (continued)

        The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values with the exception of environmental liabilities which were recorded on an undiscounted basis (see Note 9). The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from an independent third party. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit.

        Mutual Oil—On December 12, 2012, the Partnership acquired six New England gasoline stations from Massachusetts based Mutual Oil Company ("Mutual Oil") for cash consideration of approximately $6.9 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of cash consideration over the fair value of the net assets acquired of $5.7 million was allocated to goodwill, or $1.2 million, and assigned to the GDSO reporting unit. The acquisition was accounted for as a business combination. The acquisition, including the results of operations from December 12, 2012 to December 31, 2012, was not significant to the Partnership.

Note 4. Derivative Financial Instruments

        The following table summarizes the notional values related to the Partnership's derivative instruments outstanding at December 31, 2014:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	46,770	Thousands of barrels
Short	(48,719)	Thousands of barrels
OTC Derivatives (Petroleum/Ethanol)
Long	12,099	Thousands of barrels
Short	(14,919)	Thousands of barrels
OTC Derivatives (Natural Gas)
Long	13,626	Thousands of decatherms
Short	(13,691)	Thousands of decatherms
Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars
Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$1.5	Millions of Canadian dollars
	$1.3	Millions of U.S. dollars

(1)
Number of open positions and gross notional values do not measure the Partnership's risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)
All-in forward rate Canadian dollars ("CAD") $1.1584 to USD $1.00.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

  Fair Value Hedges

        The Partnership's fair value hedges include exchange-traded futures contracts that are hedges against inventory with specific futures contracts matched to specific barrels. The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of income.

  Cash Flow Hedges

        The Partnership's cash flow hedges currently include interest rate swaps and an interest rate cap that are hedges of variability in forecasted interest payments due to changes interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

  •
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

  •
  In April 2011, the Partnership executed an interest rate cap with a major financial institution. The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

  •
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

        In the aggregate, these hedging instruments have historically been effective in hedging the variability in interest payments due to changes in the one-month LIBOR swap curve or rate with respect to $300.0 million of one-month LIBOR-based borrowings on the credit facility.

        In June 2014 and as a result of the issuance of the Partnership's $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 8), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable. Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument. Accordingly, at December 31, 2014, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship. Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation are recorded in the consolidated statement of income through interest expense.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

  Commodity Contracts and Other Derivative Activity

        The Partnership's commodity contract derivatives and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not quality for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and swap agreements used to economically hedge physical forward contracts, and (iv) the derivative instruments under the Partnership's controlled trading program. The Partnership does not take the normal purchase and sale exemption available under ASC 815.

        The following table presents the fair value of each classification of the Partnership's derivative instruments and their location in the consolidated balance sheets at December 31, 2014 and December 31, 2013 (in thousands):

		December 31, 2014
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Total
Asset Derivatives
Exchange-traded derivative contracts	Broker margin deposits	$30,600	$90,890	$121,490
Forward derivative contracts (1)	Derivative assets	—	83,826	83,826
Forward foreign currency contracts	Other Assets	—	9	9
Interest rate cap contract	Other assets	—	17	17

Total asset derivatives		$30,600	$174,742	$205,342

Liability Derivatives
Forward derivative contracts (1)	Derivative liabilities	$—	$58,507	$58,507
Interest rate swap contracts	Other long-term liabilities	—	6,696	6,696

Total liability derivatives		$—	$65,203	$65,203

		December 31, 2013
	Balance Sheet Location	Derivatives Designated as Hedging Instruments	Derivatives Not Designated as Hedging Instruments	Total
Asset Derivatives
Forward derivative contracts (1)	Derivative assets	$—	$46,007	$46,007
Interest rate cap contract	Other assets	25	—	25

Total asset derivatives		$25	$46,007	$46,032

Liability Derivatives
Exchange-traded derivative contracts	Broker margin deposits	$12,814	$12,388	$25,202
Forward derivative contracts (1)	Derivative liabilities	—	38,197	38,197
Forward foreign currency contracts	Accrued expenses and other current liabilities	—	16	16
Interest rate swap contracts	Other long-term liabilities	9,462	—	9,462

Total liability derivatives		$22,276	$50,601	$72,877

(1)
Forward derivative contracts include the Partnership's petroleum and ethanol physical and financial forwards and OTC swaps.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

        The following table presents the gains and losses from the Partnership's derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of income for the years ended December 31 (in thousands):

		December 31,
	Statement of Gain (Loss) Recognized in Income on Derivatives
		2014	2013	2012
Derivatives in fair value hedging relationship
Exchange-traded futures contracts for petroleum commodity products	Cost of sales	$139,473	$(18,231)	$(105,405)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(141,699)	$17,949	$105,664

        The following table presents the gains and losses from the Partnership's derivative instruments not involved in a hedging relationships recognized in the consolidated statements of income for the years ended December 31 (in thousands):

		December 31,
	Statement of Gain (Loss) Recognized in Income on Derivatives
		2014	2013	2012
Derivatives NOT designated as hedging instruments
Commodity contracts	Cost of sales	$18,894	$11,819	$17,164
Forward foreign currency contracts	Cost of sales	25	(162)	145

Total		$18,919	$11,657	$17,309

        The following table presents the amount of gains and losses from the Partnership's derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of income and partners' equity for the years ended December 31 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)				Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Derivatives Designated in Cash Flow Hedging Relationship
	2014	2013	2012		2014	2013	2012
Interest rate collar	$—	$1,868	$1,949	Interest expense	$—	$—	$2,500
Interest rate swaps	2,766	2,071	913	Interest expense	—	—	—
Interest rate cap (1)	(8)	(9)	(271)	Interest expense	—	—	—

Total	$2,758	$3,930	$2,591		$—	$—	$2,500

(1)
The interest rate cap was de-designated as a cash flow hedge in June 2014. Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner's equity as of the de-designation date and are being amortized to income through the tenor of the interest rate cap instrument. The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the year ended December 31, 2014. As of December 31, 2014, the remaining unamortized prepaid interest rate caplets were $1.0 million and will be amortized over the remaining line for the interest rate cap which expires in April 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments (continued)

        The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationship was $0 for the years ended December 31, 2014, 2013 and 2012.

  Credit Risk

        The Partnership's derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

        The Partnership is exposed to credit loss in the event of nonperformance by counterparties to the Partnership's exchange-traded and OTC derivative contracts, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties. Exchange-traded derivative contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks. The Partnership utilizes primarily three clearing brokers, all major financial institutions, for all New York Mercantile Exchange ("NYMEX") and Chicago Mercantile Exchange ("CME") derivative transactions and the right of offset exists with these financial institutions under master netting agreements. Accordingly, the fair value of the Partnership's exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheets. Exposure on OTC derivatives is limited to the amount of the recorded fair value as of the balance sheet dates.

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

        The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2014		2013		2012
Federal statutory income tax rate	34.0%		34.0%		34.0%
State income tax rate, net of federal tax benefit	0.8%		0.9%		7.8%
Partnership income not subject to tax	(34.0%	)	(32.9%	)	(38.6%	)

Effective income tax rate	0.8%		2.0%		3.2%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Income Taxes (continued)

        The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2014	2013	2012
Current:
Federal	$(91)	$(59)	$71
State	877	542	289
Foreign	188	—	—

Total current	974	483	360
Deferred:
Federal	948	442	940
State	(959)	(106)	277

Total deferred	(11)	336	1,217

Total	$963	$819	$1,577

        Significant components of current and long-term deferred taxes were as follows at December 31 (in thousands):

	2014		2013
	Current	Long-Term	Current	Long-Term
Deferred Income Tax Assets
Accounts receivable allowances	$413	$—	$329	$—
Environmental liability	—	4,211	—	4,208
Asset retirement obligation	—	1,490	—	1,230
Intangible assets	—	114	—	191
UNICAP	663	—	467	—
Other	44	—	24	—
Federal net operating loss carryforwards	—	14,203	—	9,810
State net operating loss carryforwards	—	1,537	—	1,537
Federal tax credit carryforward	—	13	—	115

Total deferred tax assets	$1,120	$21,568	$820	$17,091
Deferred Income Tax Liabilities
Property and equipment	$—	$(30,041)	$—	$(26,527)
Land	—	(5,605)	—	(4,353)

Total deferred tax liabilities	$—	$(35,646)	$—	$(30,880)

Net deferred tax assets (liabilities)	$1,120	$(14,078)	$820	$(13,789)

        At December 31, 2014, the Partnership had federal and state net operating loss carryforwards of approximately $41.8 million and $29.8 million, respectively, which will begin to expire in 2030 and 2015, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5. Income Taxes (continued)

        At December 31, 2014, the Partnership had $7.4 million of net deferred tax liabilities relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, which are available to reduce income taxes in future years. A valuation allowance must be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results, that these assets are expected to be realized in a future period and, accordingly, no valuation allowance was required.

        At December 31, 2014, the Partnership also had a $5.6 million, deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

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

        The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2014	2013	2012
Income before income tax expense	$117,943	$41,872	$48,320
Non-taxable income	(117,465)	(41,640)	(44,056)

Income subject to income tax expense	$478	$232	$4,264

        The Partnership made approximately $0.7 million, $0.3 million and $0.9 million in income tax payments during 2014, 2013 and 2012, respectively.

        GMG files income tax returns in the United States and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2011.

        At December 31, 2014 and 2013, the Partnership had no unrecognized tax benefits recorded in the financial statements. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2014 (tax years ended December 31, 2014, 2013 and 2012). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. Based on such evaluation, the Partnership concluded that there were no significant uncertain tax positions requiring adjustment regarding recognition in its financial statements as of December 31, 2014. The Partnership does not expect any significant changes in unrecognized tax benefits in 2015. Where required, the Partnership recognizes interest and penalties for uncertain tax positions in selling, general and administrative expenses.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Property and Equipment

        Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Buildings and improvements	$667,172	$601,900
Land	288,929	287,044
Fixtures and equipment	26,577	19,890
Construction in process	66,119	59,277
Capitalized internal use software	7,530	5,847

Total property and equipment	1,056,327	973,958
Less accumulated depreciation	(231,276)	(170,322)

Total	$825,051	$803,636

        At December 31, 2014, construction in process included $30.5 million related to the Partnership's ethanol plant acquired from Cascade Kelly. Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational in 2016; therefore, as of December 31, 2014, the recorded value of the ethanol plant is included in construction in process. After the plant has been successfully placed into service, depreciation will commence. Construction in process in 2014 also included $30.8 million in costs associated with the Partnership's crude oil activities, primarily tank construction projects, rail expansion and improvements, various upgrades at certain terminals and investments in information technology, and $4.8 million in costs related to the Partnership's gasoline stations.

        At December 31, 2013, construction in process primarily included capitalized costs of approximately $30.5 million related to the Partnership's ethanol plant acquired from Cascade Kelly, $26.6 million in costs associated with the Partnership's crude oil activities, primarily tank construction projects and a build-out project to increase the rail and receipt and throughput storage capacities at the Albany, New York terminal, construction costs at the Partnership's compressed natural gas loading station in Bangor, Maine and various upgrades at certain other terminals and $2.2 million in costs related to the Partnership's gasoline stations.

        As part of continuing operations, the Partnership may periodically divest certain gasoline stations. The gain (loss) on the sale, representing cash proceeds less net book value of assets at disposition is recorded in operating expenses. Gain (loss) on disposition of gasoline stations was not material for the years ended December 31, 2014, 2013 and 2012.

  Depreciation

        Depreciation expense allocated to cost of sales was approximately $61.4 million, $55.6 million and $36.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Depreciation expense allocated to selling, general and administrative expenses was approximately $6.1 million, $2.3 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 compared to 2013 and 2012 was due primarily to a full year of depreciation related to the Partnership's February 2013 acquisitions of Basin Transload and Cascade Kelly.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Property and Equipment (continued)

        There were no fully depreciated assets written off for the years ended December 31, 2014 and 2013.

Note 7. Goodwill and Intangible Assets

        There were no changes to the Partnership's goodwill for the year ended December 31, 2014. Goodwill consisted of the following at December 31, 2014 and 2013 (in thousands):

	Allocated to
	Wholesale Reporting Unit	GDSO Reporting Unit	Total
Acquisition of Alliance	$—	$31,151	$31,151
Acquisition of gasoline stations from Mutual Oil Company	—	1,175	1,175
Acquisition of 60% interest in Basin Transload	86,064	—	86,064
Acquisition of Cascade Kelly	35,688	—	35,688

Total	$121,752	$32,326	$154,078

        Intangible assets consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
At December 31, 2014
Intangible assets subject to amortization:
Terminalling services	$26,365	$(9,752)	$16,613	20 years
Customer relationships	43,986	(35,996)	7,990	2-15 years
Supply contracts	39,646	(16,345)	23,301	5-15 years
Brand incentive program	1,445	(879)	566	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(942)	—	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	779	(347)	432	20 years

Total intangible assets	$114,609	$(65,707)	$48,902

At December 31, 2013
Intangible assets subject to amortization:
Terminalling services	$26,365	$(8,415)	$17,950	20 years
Customer relationships	43,986	(24,140)	19,846	2-15 years
Supply contracts	39,646	(10,909)	28,737	5-15 years
Brand incentive program	1,445	(641)	804	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(942)	—	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	779	(347)	432	20 years

Total intangible assets	$114,609	$(46,840)	$67,769

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Goodwill and Intangible Assets (continued)

        The aggregate amortization expense was approximately $18.9 million, $19.2 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2015	$9,863
2016	6,797
2017	6,453
2018	6,363
2019	6,363
Thereafter	13,063

Total intangible assets	$48,902

Note 8. Debt

Credit Agreement

        As of December 31, 2014, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility (the "Credit Agreement"). Pursuant to the Credit Agreement, the Partnership exercised its accordion feature (discussed below) and requested an increase in the Total WC Revolver Commitment (as defined in the Credit Agreement) in an amount equal to $150.0 million. On December 19, 2014, certain lenders under the Credit Agreement agreed to fund the $150.0 million increase, bringing the total available commitments from $1.625 billion to $1.775 billion. The Credit Agreement will mature on April 30, 2018.

        As of December 31, 2014, there were two facilities under the Credit Agreement:

  •
  a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership's borrowing base and $1.0 billion; and

  •
  a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

        In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $2.075 billion. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.775 billion.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.775 billion.

        Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an "AR Buyer"), a Loan Party may sell certain of its accounts receivables to an AR Buyer. The Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only pursuant to the provisions provided in the Credit Agreement. To date, the level of receivables sold has not been significant, and the Partnership has accounted for such transfers as sales pursuant to ASC 860, "Transfers and Servicing." Due to the short-term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimus.

        Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time based on specific advance rates on eligible current assets. Under the Credit Agreement, borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base. Availability under the borrowing base may be affected by events beyond the Partnership's control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits, and general economic conditions. These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

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

        The average interest rates for the Credit Agreement were 3.7%, 4.2% and 4.0% for the years ended December 31, 2014, 2013 and 2012, respectively.

        As of December 31, 2014, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 2 and Note 4 for additional information on these cash flow hedges.

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

        The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability representing the amounts expected to be outstanding during the entire year, and because the Partnership has a multi-year, long-term commitment from its bank group. The long-term portion of the working capital revolving credit facility was $100.0 million and $327.0 million at December 31, 2014 and 2013, respectively. In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements. The Partnership's current portion of the working capital revolving credit

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

facility represents the amount the Partnership expects to pay down during the course of the year. There was no outstanding balance on the current portion of the working capital revolving credit facility at December 31, 2014 and 2013.

        As of December 31, 2014, the Partnership had total borrowings outstanding under the Credit Agreement of $233.8 million, including $133.8 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $167.4 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.4 billion and $479.9 million at December 31, 2014 and 2013, respectively.

        The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership's wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries with the exception of Basin Transload.

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

        The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2014. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership's partnership agreement).

8.0% Senior Notes

        On February 14, 2013, the Partnership entered into a note purchase agreement with FS Energy and Power Fund ("FS Energy"), with respect to the issue and sale by the Partnership to FS Energy of an aggregate principal amount of $70.0 million unsecured 8.0% Senior Notes due 2018 (the "8.0% Notes"). The 8.0% Notes were issued in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and were not registered under the Securities Act or any state securities laws. Interest on the 8.0% Notes accrued from February 14, 2013 and was paid semi-annually on February 14 and August 14 of each year, beginning on August 14, 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

        Closing of the offering occurred on February 14, 2013. The 8.0% Notes were sold to FS Energy at 97% of their face amount, resulting in net proceeds to the Partnership of approximately $67.9 million. Additionally, the Partnership separately paid fees and offering expenses. The discount of $2.1 million at issuance was accreted as additional interest. On February 15, 2013, the Partnership used the net proceeds from the offering, after paying fees and offering expenses, to finance a portion of its acquisition of all of the outstanding membership interests in Cascade Kelly and to pay related transaction costs. In connection with the Exchange Rights Agreements, defined below, the 8.0% Notes were not outstanding at December 31, 2014.

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

        Closing of the offering occurred on December 23, 2013. The 7.75% Notes were sold to the Purchasers at their face amount, resulting in proceeds to the Partnership of $80.0 million. Additionally, the Partnership separately paid fees and offering expenses. The Partnership used a portion of the net proceeds from the offering to pay outstanding indebtedness and for general partnership purposes. In connection with the Exchange Rights Agreements, defined below, the 7.75% Notes were not outstanding at December 31, 2014.

Exchange Rights Agreements

        On June 19, 2014, the Partnership and GLP Finance (the "Issuers") entered into a letter agreement (the "Exchange Rights Agreements") with each of FS Energy and certain funds managed by Kayne Anderson Capital Advisors, L.P. pursuant to which the parties agreed to modifications to or waivers of certain of the provisions of the indentures governing the 8.0% Senior Notes and the 7.75% Senior Notes (collectively, the "Existing HY Notes") for purposes of effecting the repayment of the Existing HY Notes with a portion of the proceeds of the Issuers' private placement of the 6.25% Notes (defined below) and the subsequent issuance of a portion of the 6.25% Notes to the holders of the Existing HY Notes.

6.25% Senior Notes

        On June 19, 2014, the Issuers entered into a Purchase Agreement (the "Purchase Agreement") with the Initial Purchasers (as defined therein) (the "Initial Purchasers") pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers' 6.25% senior notes due 2022 (the "6.25% Notes") to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act. The 6.25% Notes were resold by the Initial Purchasers to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

        Closing of the offering occurred on June 24, 2014. The Partnership used the net proceeds from the offering to repay a portion of the borrowings outstanding under its revolving credit facility and to repurchase or exchange all of its $150.0 million of the Existing HY Notes in accordance with the Exchange Rights Agreements, as follows: the principal amount of $70.0 million of the 8.0% Senior Notes and the principal amount of $80.0 million of the 7.75% Senior Notes, including premium payments but excluding accrued and unpaid interest. Specifically, the Partnership paid $40.2 million to the holders of the Existing HY Notes and exchanged the remaining $110.0 million of the Existing HY Notes for $116.0 million of the 6.25% Notes. The additional $6.0 million provided to the holders of the Existing HY Notes as a make-whole provision was treated as a discount to the 6.25% Notes included in senior notes in the accompanying balance sheet at December 31, 2014.

        The Partnership accounted for the exchange of $110.0 million of the Existing HY Notes to the 6.25% Notes as a modification of debt rather than an extinguishment of debt in accordance with ASC 70-50, "Modification and Extinguishments," as the cash flow effect on a present value basis was less than 10% which is not deemed a substantial modification of terms. As a result of the $40.0 million extinguishment of the remaining principal debt, the Partnership incurred expenses of $1.6 million associated with the write-off of a portion of the original issue discount and deferred financing fees. These expenses are included in interest expense in the accompanying statement of income for the year ended December 31, 2014.

        Additionally, as a result of the modification, the pro rata portion of the unamortized original issue discount and deferred financing fees associated with the Existing HY Notes remaining will be amortized over the term of the 6.25% Notes.

  Indenture

        In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas as trustee, entered into an indenture (the "Indenture").

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

        The Indenture contains covenants that will limit the Partnership's ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities. Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 6.25% Notes, (ii) breach of the Partnership's covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

  Registration Rights Agreement

        On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the "Registration Rights Agreement") with the Initial Purchasers in connection with the Issuers' private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014. Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 6.25% Notes. If the exchange offer is not completed on or before the 360th day after June 24, 2014, the annual interest rate borne by the 6.25% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective). On March 3, 2015, the Partnership filed its Registration Statement on Form S-4 (File No. 333-202464) with the Securities and Exchange Commission to exchange the 6.25% Notes for registered notes with substantially the same terms as the 6.25% Notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Debt (continued)

Line of Credit

        On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis. The facility matures on December 9, 2015 and had an outstanding balance of $0.7 million and $3.7 million at December 31, 2014 and 2013, respectively. The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Deferred Financing Fees

        The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements. The Partnership capitalized deferred financing fees of $24.0 million (primarily associated with the issuance of the 6.25% Notes), $17.7 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of approximately $5.6 million, $6.9 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in interest expense in the accompanying consolidated statements of income. Unamortized fees are included in other current assets and other long-term assets.

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

        In connection with the December 2012 acquisition of six New England retail gasoline stations from Mutual Oil, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

        In connection with the March 2012 acquisition of Alliance, the Partnership assumed Alliance's environmental liabilities, including ongoing environmental remediation at certain of the retail gasoline

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Environmental Liabilities and Renewable Identification Numbers (RINs) (continued)

stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental engineers, the Partnership's estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, the Partnership recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

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

        In addition to the above-mentioned environmental liabilities related to the Partnership's retail gasoline stations, the Partnership retains environmental obligations associated with certain gasoline stations that the Partnership has sold.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Environmental Liabilities and Renewable Identification Numbers (RINs) (continued)

        The following table presents a summary roll forward of the Partnership's environmental liabilities at December 31, 2014 (in thousands):

Environmental Liability Related to:	Balance at December 31, 2013	Payments in 2014	Dispositions 2014	Other Adjustments	Balance at December 31, 2014
Retail Gasoline Stations	$37,791	$(892)	$(688)	$(419)	$35,792
Terminals	1,848	(77)	—	—	1,771

Total environmental liabilities	$39,639	$(969)	$(688)	$(419)	$37,563

Current portion	$3,377				$3,101
Long-term portion	36,262				34,462

Total environmental liabilities	$39,639				$37,563

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

Renewable Identification Numbers (RINs)

        A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency (the "EPA") Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation ("RVO"). The Partnership's EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

        The Partnership's Wholesale segment's operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period. To the extent that the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Environmental Liabilities and Renewable Identification Numbers (RINs) (continued)

Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership's obligation to purchase RINs. The Partnership's RVO deficiency was $0.3 million and $13.1 million at December 31, 2014 and 2013, respectively.

        The Partnership may enter into RIN forward purchase and sales commitments. Total losses from firm non-cancellable commitments were immaterial at December 31, 2014 and approximately $6.2 million at December 31, 2013.

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2014	2013
Barging transportation, product storage and other ancillary cost accruals	$19,843	$24,022
Employee compensation	26,827	12,735
Accrued interest	12,839	3,331
Customer advance	12,000	—
RIN and RVO deficiency	253	13,068
RIN loss on forward commitments	—	6,166
Other	11,058	6,641

Total	$82,820	$65,963

        Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

        In addition, the Partnership had trustee taxes payable of $105.7 million at December 31, 2014, which consisted of $55.4 million related to an ethanol credit and $50.3 million in various pass-through taxes collected from customers on behalf of taxing authorities. Trustee taxes payable at December 31, 2013 of $80.2 million consisted of $55.4 million related to an ethanol credit and $24.8 million in various pass-through taxes collected from customers on behalf of taxing authorities.

Note 11. Employee Benefit Plans with Related Party

        The Partnership sponsors and maintains the Global Partners LP 401(k) Savings and Profit Sharing Plan (the "Global 401(k) Plan"), a qualified defined contribution plan. Eligible employees may elect to contribute up to 100% of their eligible compensation to the Global 401(k) Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. The General Partner makes safe harbor matching contributions to the Global Partners 401(k) Plan equal to 100% of the participant's elective contributions that do not exceed 3% of the participant's eligible compensation and 50% of the participant's elective contributions that exceed 3% but do not exceed 5% of the participant's eligible compensation. The General Partner also makes discretionary non-matching contributions for certain groups of employees in amounts up to 2% of eligible compensation. Profit-sharing contributions may also be made at the sole discretion of the General Partner's board of directors.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Employee Benefit Plans with Related Party (continued)

        GMG sponsors and maintains the Global Montello Group Corp. 401(k) Savings and Profit Sharing Plan (the "GMG 401(k) Plan"), a qualified defined contribution plan. Eligible employees may elect to contribute up to 100% of their eligible compensation to the 401(k) Savings and Profit Sharing Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. GMG makes safe harbor matching contributions to the 401(k) Savings and Profit Sharing Plan equal to 100% of the participant's elective contributions that do not exceed 3% of the participant's eligible compensation and 50% of the participant's elective contributions that exceed 3% but do not exceed 5% of the participant's eligible compensation. Profit-sharing contributions may also be made at the sole discretion of GMG's board of directors.

        The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $2.0 million, $1.8 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in selling, general and administrative expenses in the accompanying statements of income.

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

        The following table presents each plan's funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2014
	Global Pension Plan	GMG Pension Plan	Total
Projected benefit obligation	$18,333	$5,282	$23,615
Fair value of plan assets	14,545	3,478	18,023

Net unfunded pension liability	$3,788	$1,804	$5,592

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Employee Benefit Plans with Related Party (continued)

	December 31, 2013
	Global Plan	GMG Plan	Total
Projected benefit obligation	$15,057	$4,189	$19,246
Fair value of plan assets	14,435	3,832	18,267

Net unfunded pension liability	$622	$357	$979

        At December 31, 2014, a decrease in the discount rate and a new mortality table used for purposes of determining the Partnership's mortality assumption contributed to the increase in projected benefit obligations.

        Total actual return on plan assets was $1.2 million and $2.7 million in 2014 and 2013, respectively

        The following presents the change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2014	2013	2012
Benefit obligation at beginning of year	$19,245	$23,073	$23,755
Service cost	—	—	188
Interest cost	804	730	1,054
Impact of plan freeze	—	—	(2,831)
Actuarial (gain) loss	5,151	(2,419)	2,194
Benefits paid	(1,585)	(2,139)	(1,287)

Benefit obligation at end of year	$23,615	$19,245	$23,073

        The following presents the weighted-average actuarial assumptions used in determining each plan's annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2014	2013	2012	2014	2013	2012
Discount rate	3.6%	4.4%	3.5%	3.6%	4.4%	4.4%
Expected return on plan assets	7.5%	7.5%	8.0%	7.0%	7.0%	8.0%

        The discount rates were selected by performing a cash flow/bond matching analysis based on the Citigroup Above-Median Pension Discount Curve. The expected long-term rate of return on plan assets is determined by using each plan's respective target allocation and historical returns for each asset class.

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

        The following presents the Pension Plans' benefits as of December 31, 2014 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2015	$1,319
2016	2,142
2017	2,538
2018	843
2019	890
2020-2024	5,269

Total	$13,001

        The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were $0.2 million in 2014, $0.5 million in 2013 and $0.5 million in 2012.

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

        Pursuant to the Restated LTIP, the Compensation Committee of the board of directors of the General Partner ("the Committee") has established a "CEO Authorized LTIP" program pursuant to which the Chief Executive Officer ("CEO") may grant awards of phantom units without distribution

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Long-Term Incentive Plan (continued)

equivalent rights to employees of the General Partner and the Partnership's subsidiaries who are employed within the United States, other than named executive officers. The CEO Authorized LTIP program was approved for three consecutive calendar years commencing January 1, 2014, subject to modification or earlier termination by the Committee. During each calendar year of the program, the CEO is authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, and no individual grant may be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee. Awards granted pursuant to the CEO Authorized LTIP would be for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

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

        The awards granted to employees, with one exception, will vest on a cumulative basis as follows, subject to continued employment: 33 1/3% on July 1, 2017, 66 2/3% on July 1, 2018 and 100% on July 1, 2019. The phantom unit award to one employee will vest on a cumulative basis as follows, subject to continued employment: 33 1/3% on December 31, 2014, 66 2/3% on December 31, 2015 and 100% on December 31, 2016. The awards granted to the non-employee directors will vest on a cumulative basis as follows: 33 1/3% on December 31, 2014, 66 2/3% on December 31, 2015 and 100% on December 31, 2016. On December 31, 2014, a total of 10,266 of the awards granted to one employee and the non-employee directors vested and in January 2015, these phantom units were distributed.

        Accounting guidance for share-based compensation requires that a non-vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the award at the June 27, 2013 grant date approximated the fair value of the Partnership's common unit at that date.

        Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership's award, is recognized over the requisite service period. The requisite service period for the Partnership is from June 27, 2013, the grant date, through the vesting dates described above. The Partnership will recognize as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership's service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Partnership recorded compensation expense related to these awards of approximately $3.4 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2014 was approximately $14.4 million and is expected to be recognized ratably over the remaining requisite service period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Long-Term Incentive Plan (continued)

        On August 8, 2014 and November 19, 2014, the CEO granted a total of 29,787 and 11,916, respectively, phantom units under the CEO Authorized LTIP to certain employees. The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

        The Partnership recorded compensation expense related to these awards of approximately $82,000 for the year ended December 31, 2014, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2014 was approximately $1.0 million and is expected to be recognized ratably over the remaining requisite service period.

        On December 26, 2014, the Committee granted a total of 3,199 phantom units to certain employees. The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting. Expenses related to this award were immaterial at December 31, 2014.

  Previously Granted Phantom Unit Awards

        The Partnership granted phantom unit awards in 2009 and 2008 for which it recorded compensation expense of approximately $0.1 million for the year ended December 31, 2012 which is included in selling, general and administrative expenses in the accompanying consolidated statement of income. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2014 and 2013 was $0.

  Status of Non-Vested Units

        The following table presents a summary of the status of the non-vested phantom units:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2013	498,112	$39.29
Granted	44,902	39.34
Vested	(10,266)	39.29
Forfeited	—	—

Outstanding non-vested units at December 31, 2014	532,748	$39.29

  Repurchase Program

        In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership's common units (the "Repurchase Program") for the purpose of meeting the General Partner's anticipated obligations to deliver common units under the LTIP and meeting the General Partner's obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the "General Partner's Obligations"). The General Partner is currently authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner's Obligations. Common units of the Partnership may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 726,467 common units pursuant to the Repurchase Program for approximately $20.8 million, of which approximately $8.6 million was purchased in 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Long-Term Incentive Plan (continued)

        Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2014 and 2013 excluded 390,602 and 169,816 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner's Obligations.

Note 13. Commitments and Contingencies

        The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

        The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$3,143
2016	3,319
2017	3,016
2018	2,849
2019	2,650
Thereafter	16,230

Total	$31,207

        Total rent expense under the operating lease arrangements amounted to approximately $2.7 million for each of the years ended December 31, 2014, 2013 and 2012. The Partnership also received lease income from office space leased at one of its owned terminals for $0.2 million per year through May 2013. Effective June 1, 2013, the terms of this lease were amended to, in part, reduce the lease amount to approximately $0.1 million per year through January 2019.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

Terminal and Throughput Leases

        The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$15,266
2016	13,865
2017	7,516
2018	843
2019	173

Total	$37,663

        Total rent expense reflected in cost of sales related to these operating leases were approximately $31.5 million, $35.5 million and $36.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Leases of Gasoline Stations

        The Partnership has gasoline station lease arrangements at various gasoline stations. The Partnership also leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$17,446
2016	16,940
2017	15,076
2018	13,649
2019	12,283
Thereafter	85,307

Total	$160,701

        Total expenses under these operating lease arrangements amounted to approximately $19.7 million, $17.7 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in expense for 2013 compared to 2012 is due to the Partnership's agreement with Getty Realty Corp. and to the inclusion of Alliance for the full year of 2013 compared to ten months in 2012.

Dealer Leases of Gasoline Stations

        The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at December 31, 2014 was $233.6 million, net of accumulated depreciation of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

approximately $35.7 million. The following provides future minimum rental income under non-cancellable operating leases associated with these properties at December 31, 2014 (in thousands):

2015	$38,038
2016	25,818
2017	15,243
2018	9,162
2019	8,962
Thereafter	76,067

Total	$173,290

        Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $42.5 million, $41.3 million and $31.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Leases of Railcars

        The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$70,697
2016	70,535
2017	54,990
2018	46,034
2019	28,618
Thereafter	2,994

Total	$273,868

        Total expenses under these operating lease arrangements amounted to approximately $56.9 million, $28.9 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in expenses in 2013 compared to 2012 was due to the Partnership leasing significantly more rail cars in 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

Leases of Barges

        The Partnership leases barges through various time charter lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$57,887
2016	43,717
2017	34,831
2018	27,857
2019	4,850

Total	$169,142

        Total expenses under these operating lease arrangements amounted to approximately $60.6 million, $37.1 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in expenses was due to the Partnership leasing more barges under time charters compared to previous periods.

Purchase Commitments

        The minimum volume purchase requirements for 2015 under the Partnership's existing supply agreements are approximately 572 million gallons. The Partnership purchased approximately 1.6 billion, 1.3 billion and 1.2 billion gallons of product under the Partnership's existing supply agreements for $4.1 billion, $3.6 billion and $3.3 billion in 2014, 2013 and 2012, respectively, which included fulfillment of the minimum purchase obligation under these commitments.

        The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2014, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2014 (in thousands of gallons):

2015	258,100
2016	218,600
2017	172,500
2018	167,400
2019	167,400
Thereafter	689,400

Total	1,673,400

Brand Fee Agreement

        The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate its retail gasoline stations under the Mobil-branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

sold at the acquired gasoline stations, are due on a monthly basis. The following provides total future minimum payments under the agreement with non-cancellable terms of one year or more at December 31, 2014 (in thousands):

2015	$9,000
2016	9,000
2017	9,000
2018	9,000
2019	9,000
Thereafter	49,500

Total	$94,500

        Total expenses reflected in cost of sales related this agreement were approximately $9.0 million for each of the years ended December 31, 2014, 2013 and 2012.

Port of St. Helens Agreements—Land and Equipment

        The Partnership leases mobile equipment under non-cancellable operating lease arrangements and has a continuing operating lease with the Port of St. Helens. The following provides total future minimum payments under these operating leases with initial terms one year or more at December 31, 2014 (in thousands):

2015	$220
2016	220
2017	220
2018	220
2019	220
Thereafter	13,294

Total	$14,394

        Total rental expense was approximately $222,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively.

Other Commitments

        In March 2013, the Partnership entered into a pipeline connection agreement with Tesoro Logistics ("Tesoro") whereby Tesoro would build, own and operate a seven-mile pipeline lateral from its Lignite, North Dakota crude oil station to the Partnership's 100,000 barrel crude oil storage tank at the Basin Transload facility in Columbus, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $13.0 million over a 5-year period beginning after the commissioning of the pipeline, which occurred in August of 2013. At December 31, 2014, the remaining commitment on the take-or-pay commitment was approximately $3.2 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Commitments and Contingencies (continued)

        In April 2014, the Partnership entered into a pipeline connection agreement with Tesoro whereby Tesoro would build, own and operate a four-mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership's Beulah Rail Facility in near Beulah, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $8.7 million over a 5-year period beginning after the commissioning of the pipeline, which occurred in November 2014. At December 31, 2014, the remaining commitment on the take-or-pay commitment was approximately $8.7 million.

Environmental Liabilities

        Please see Note 9 for a discussion of the Partnership's environmental liabilities.

Legal Proceedings

        Please see Note 20 for a discussion of the Partnership's legal proceedings.

Note 14. Partners' Equity, Allocations and Cash Distributions

Units Outstanding

        Partners' equity at December 31, 2014 consisted of 30,995,563 common units outstanding (including 11,740,297 common units held by affiliates of the General Partner, including directors and executive officers), collectively representing a 99.26% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.74% general partner interest in the Partnership.

        The following table presents the changes in the Partnership's outstanding units:

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at January 1, 2012	21,580,563	230,303	21,810,866
Issuance of common units in connection with the Alliance acquisition (see Note 15)	5,850,000	—	5,850,000

Balance at December 31, 2012	27,430,563	230,303	27,660,866
Public offering of common units	—	—	—

Balance at December 31, 2013	27,430,563	230,303	27,660,866
Public offering of common units (see Note 15)	3,565,000	—	3,565,000

Balance at December 31, 2014	30,995,563	230,303	31,225,866

        Partners' equity at December 31, 2014 and 2013 excluded common units outstanding of 390,602 and 169,816 common units, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner's Obligations. See Note 12, "Long-Term Incentive Plan—Repurchase Program."

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

        The Partnership will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 99.26% to the common unitholders, pro rata, and 0.74% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the General Partner based on the percentages as provided below.

        As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.26%	0.74%
Second Target Distribution	above $0.4625 up to $0.5375	86.26%	13.74%
Third Target Distribution	above $0.5375 up to $0.6625	76.26%	23.74%
Thereafter	above $0.6625	51.26%	48.74%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Partners' Equity, Allocations and Cash Distributions (continued)

        The Partnership paid the following cash distributions during 2014, 2013 and 2012 (in thousands, except per unit data):

Cash Distribution Payment Date	Earned For the Quarter Ended	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution
2012
02/14/12 (1)(2)	12/31/11	$0.5000	$10,790	$116	$122	$11,028
05/14/12 (2)(3)(4)	03/31/12	0.5000	13,716	115	155	13,986
08/14/12 (2)(4)	06/30/12	0.5250	14,401	121	259	14,781
11/14/12 (2)(4)	09/30/12	0.5325	14,607	122	290	15,019
2013
02/14/13 (4)(5)	12/31/12	$0.5700	$15,636	$131	$579	$16,346
05/15/13 (4)(5)	03/31/13	0.5825	15,979	134	683	16,796
08/14/13 (4)(5)	06/30/13	0.5875	16,116	135	724	16,975
11/14/13 (4)(5)	09/30/13	0.6000	16,459	138	828	17,425
2014
02/14/14 (4)(5)	12/31/13	$0.6125	$16,802	$140	$932	$17,874
05/15/14 (4)(5)	03/31/14	0.6250	17,145	143	1,035	18,323
08/14/14 (4)(5)	06/30/14	0.6375	17,487	146	1,139	18,772
11/14/14 (4)(5)	09/30/14	0.6525	17,899	150	1,270	19,319

(1)
Prior to the Partnership's issuance of 5,850,000 common units in connection with its acquisition of Alliance in March 2012, the limited partner interest was 98.94% and the general partner interest was 1.06%.

(2)
This distribution resulted in the Partnership exceeding its first target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

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

(4)
Prior to the Partnership's public offering in December 2014 (see Note 15), the limited partner interest was 99.17% and the general partner interest was 0.83%.

(5)
This distribution resulted in the Partnership exceeding its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

        In addition, on January 21, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.6650 per unit ($2.66 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2014 through December 31, 2014 to the Partnership's unitholders of record as of the close of business February 4 2015. On February 13, 2015, the Partnership paid the total cash distribution of approximately $22.4 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Unitholders' Equity

  Equity Offering

        On December 5, 2014, the Partnership entered into an Underwriting Agreement (the "Underwriting Agreement") relating to the public offering of 3,565,000 common units representing limited partner interests in the Partnership (the "Common Units") at a price to the public of $40.24 per Common Unit (the "Offering"). Pursuant to the Underwriting Agreement, the Partnership also granted the underwriters a 30-day option to purchase an additional 534,750 Common Units from the Partnership at the same price, which option was not exercised. On December 10, 2014, the Partnership completed the Offering, and the net proceeds of approximately $137.8 million (after deducting underwriting discounts and estimated expenses) were used to reduce indebtedness outstanding under the Partnership's revolving credit facility.

        The underwriters and their affiliates have engaged, and may in the future engage in, investment banking, commercial banking and advisory services for the Partnership and its affiliates from time to time in the ordinary course of business for which they have received, and expect to receive, customary fees and expenses. Affiliates of certain of the underwriters are lenders under the Partnership's Credit Agreement and as such received a substantial portion of the net proceeds from the Offering.

        The Common Units issued pursuant to the Underwriting Agreement are registered under the Securities Act of 1933, as amended, pursuant to the Partnership's shelf registration statement on Form S-3 (File No. 333-188982) filed with the Securities and Exchange Commission on May 31, 2013, which was declared effective by the SEC on June 28, 2013.

  Issuance of Common Units

        On March 1, 2012 and in connection with the acquisition of Alliance (see Note 3), the Partnership issued 5,850,000 common units representing limited partner interests in the Partnership which had a fair value of $22.31 per unit on March 1, 2012, resulting in equity consideration of $130.5 million.

Note 16. Related-Party Transactions

        The Partnership was a party to a Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended, with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family. The agreement was accounted for as an operating lease. The expenses under this agreement totaled $9.2 million, $9.1 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenses include annual consumer price index adjustments of approximately $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. On January 14, 2015, through Global Companies, the Partnership acquired the Revere terminal from GPC, and the terminal storage rental and throughput agreement between the Partnership and GPC terminated effective as of February 1, 2015. See Note 1.

        Pursuant to an Amended and Restated Services Agreement with GPC, GPC provides certain terminal operating management services to the Partnership and uses certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $96,000 for each of the years ended December 31, 2014, 2013 and 2012. These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. On March 9, 2012, in connection with the Partnership's acquisition of Alliance (see Note 3), the agreement was amended to include the services provided by GPC to Alliance. The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Related-Party Transactions (continued)

agreement is for an indefinite term, and either party may terminate its receipt of some or all of the services thereunder upon 90 days' notice at any time. As of December 31, 2014, no such notice of termination was given by either party.

        Prior to the acquisition of Alliance on March 1, 2012, the Partnership was a party to an Amended and Restated Services Agreement with Alliance. Pursuant to the agreement, the Partnership provided certain administrative, accounting and information processing services, and the use of certain facilities, to Alliance. The income from these services was approximately $31,000 for the year ended December 31, 2012. These fees were recorded as an offset to selling, general and administrative expenses in the accompanying consolidated statements of income. On March 9, 2012, in connection with the acquisition of Alliance, the agreement was terminated without penalty. There were no settlement gains or losses recognized as a result of the termination of this agreement.

        In addition, on March 9, 2012, following the closing of the acquisition of Alliance, Global Companies and AE Holdings entered into a shared services agreement pursuant to which Global Companies provides AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays Global Companies $15,000 per year. The shared services agreement is for an indefinite term and AE Holdings may terminate its receipt of some or all of the services upon 90 days' notice. As of December 31, 2014, no such notice of termination was given by AE Holdings.

        Prior to the acquisition of Alliance on March 1, 2012, the Partnership sold refined petroleum products and renewable fuels to Alliance at prevailing market prices at the time of delivery. Sales to Alliance were approximately $40.6 million for the year ended December 31, 2012. Sales to Alliance included sales of Mobil-branded fuel to Alliance pursuant to the Mobil franchise agreement entered into by Global Companies and Alliance.

        In addition, Global Companies and GMG entered into management agreements with Alliance in connection with the Partnership's September 2010 acquisition of retail gasoline stations from ExxonMobil. The management fee and overhead reimbursement were approximately $0.4 million and $0.3 million, respectively, for the year ended December 31, 2012. On March 9, 2012, in connection with the acquisition of Alliance, the management agreements were terminated without penalty.

        The General Partner employs all of the Partnership's employees, except for certain of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including payroll, payroll taxes and bonus accruals, were $95.5 million, $79.3 million and $55.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner's 401(k) Savings and Profit Sharing Plan (see Note 11) and the General Partner's qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Related-Party Transactions (continued)

        The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner at December 31 (in thousands):

	2014	2013
Receivables from GPC	$108	$436
Receivables from the General Partner (1)	3,795	968

Total	$3,903	$1,404

(1)
Receivables from the General Partner reflect the Partnership's prepayment of payroll taxes and payroll accruals to the General Partner.

Note 17. Segment Reporting

        The Partnership engages in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. The Partnership also receives revenue from convenience store sales and gasoline station rental income. The Partnership's operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the "CODM") and include Wholesale, GDSO and Commercial. Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

        These operating segments are also the Partnership's reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment. For the years ended December 31, 2014, 2013 and 2012, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership's financial information. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies."

        In the Wholesale reporting segment, the Partnership sells unbranded gasoline and gasoline blendstocks and diesel to unbranded gasoline customers and other resellers of transportation fuels. The Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by train and ships it by barge to refiners on the East and West Coasts. The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements. Additionally, ethanol is shipped primarily by rail and by barge. The results of Basin Transload and Cascade Kelly, both acquired in February 2013 (see Note 3), are included in the Wholesale segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline stations and other sub-jobbers. Station operations includes convenience store, car wash and other ancillary sales at the Partnership's directly operated stores, as well as rental income from dealer leased or commission agent leased gasoline stations.

        In the Commercial segment, the Partnership includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel, and natural gas. In the case of public sector commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms. The Partnership generally arranges for the delivery of the product to the customer's designated location, and the Partnership responds to publicly-issued requests for product proposals and quotes. The Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        Summarized financial information for the Partnership's reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2014	2013	2012
Wholesale Segment
Sales
Gasoline and gasoline blendstocks	$7,076,105	$8,085,225	$8,827,621
Crude oil (1)	2,384,018	3,561,428	1,205,588
Other oils and related products (2)	3,436,006	3,559,001	3,727,701

Total	$12,896,129	$15,205,654	$13,760,910
Product margin
Gasoline and gasoline blendstocks	$71,713	$43,147	$54,639
Crude oil (1)	141,965	92,807	35,538
Other oils and related products (2)	79,376	66,916	55,252

Total	$293,054	$202,870	$145,429
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$3,241,620	$3,231,925	$3,024,775
Station operations (4)	165,756	146,503	124,131

Total	$3,407,376	$3,378,428	$3,148,906
Product margin
Gasoline	$189,439	$150,147	$139,706
Station operations (4)	91,757	80,106	66,384

Total	$281,196	$230,253	$206,090
Commercial Segment:
Sales	$966,449	$1,005,526	$716,181
Product margin	$29,716	$28,359	$18,652
Combined sales and Product margin:
Sales	$17,269,954	$19,589,608	$17,625,997
Product margin (5)	$603,966	$461,482	$370,171
Depreciation allocated to cost of sales	(61,361)	(55,653)	(36,683)

Combined gross profit	$542,605	$405,829	$333,488

(1)
Crude oil consists of the Partnership's crude oil sales and revenue from its logistics activities and includes the February 2013 acquisitions of Basin Transload and Cascade Kelly (see Note 3). As the Basin Transload and Cascade Kelly assets were not in place for a portion of the year ended December 31, 2013 or for any portion of the year ended December 31, 2012, the above results are not directly comparable for periods prior to February 2013.

(2)
Other oils and related products primarily consist of distillates, residual oil and propane.

(3)
On March 1, 2012, the Partnership completed its acquisition of Alliance. As these assets were not in place for a portion of the year ended December 31, 2012, the above results are not directly comparable for periods prior to March 1, 2012.

(4)
Station operations primarily consist of convenience store sales at the Partnership's directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

(5)
Product margin is a non-GAAP financial measure used by management and external users of the Partnership's consolidated financial statements to assess the Partnership's business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting (continued)

        In the Wholesale segment, the Partnership had one customer, ExxonMobil, whose revenues were approximately $2.9 billion (17%) of the Partnership's total revenues for the year ended December 31, 2014. The Partnership had two significant customers, ExxonMobil and Phillips 66 whose revenues were approximately $2.9 billion (15%) and $2.4 billion (12%), respectively, of the Partnership's total revenues for the year ended December 31, 2013. The Partnership had one customer, ExxonMobil, whose revenues were approximately $2.8 billion (16%) of the Partnership's total revenues for the year ended December 31, 2012.

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2014	2013	2012
Combined gross profit	$542,605	$405,829	$333,488
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	153,961	115,491	95,710
Operating expenses	204,070	185,713	140,413
Amortization expense	18,867	19,216	7,024

Total operating costs and expenses	376,898	320,420	243,147

Operating income	165,707	85,409	90,341
Interest expense	(47,764)	(43,537)	(42,021)
Income tax expense	(963)	(819)	(1,577)

Net income	116,980	41,053	46,743
Net (income) loss attributable to noncontrolling interest	(2,271)	1,562	—

Net income attributable to Global Partners LP	$114,709	$42,615	$46,743

        The Partnership's foreign assets and foreign sales were immaterial as of and for the year ended December 31, 2014. In 2013, the Partnership's foreign assets were immaterial and there were no foreign sales. In 2012, the Partnership had no foreign assets or sales.

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

        The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated (1)	Total
December 31, 2014	$811,535	$—	$622,860	$605,582	$2,039,977
December 31, 3013	$1,040,702	$—	$616,303	$770,917	$2,427,922

(1)
Includes 40% owned by the noncontrolling interest at Basin Transload.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Fair Value Measurements

  Recurring Fair Value Measures

        Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Cash Collateral Netting (1)	Total
Assets:
Forward derivative contracts (1)	$—	$81,421	$2,405	$—	$83,826
Foreign currency derivatives	—	9	—	—	9
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	121,490	—	—	(104,292)	17,198
Pension plans	18,023	—	—	—	18,023

Total assets	$139,513	$81,447	$2,405	$(104,292)	$119,073

Liabilities:
Forward derivative contracts (1)	$—	$(28,500)	$(27,928)	$—	$(56,428)
Swap agreements and options	—	(2,079)	—	—	(2,079)
Interest rate swaps	—	(6,696)	—	—	(6,696)

Total liabilities	$—	$(37,275)	$(27,928)	$—	$(65,203)

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Cash Collateral Netting (1)	Total
Assets:
Forward derivative contracts (1)	$—	$31,931	$14,076	$—	$46,007
Swap agreements and options	74	42	—	—	116
Interest rate cap	—	25	—	—	25
Exchange-traded/cleared derivative instruments (2)	(25,202)	—	—	46,994	21,792
Pension plans	18,267	—	—	—	18,267

Total assets	$(6,861)	$31,998	$14,076	$46,994	$86,207

Liabilities:
Forward derivative contracts (1)	$—	$(33,014)	$(5,183)	$—	$(38,197)
Swap agreements and options	(74)	(34)	—	—	(108)
Foreign currency derivatives	—	(16)	—	—	(16)
Interest rate swaps	—	(9,462))		—	(9,462)

Total liabilities	$(74)	$(42,526)	$(5,183)	$—	$(47,783)

(1)
Forward derivative contracts include the Partnership's petroleum and ethanol physical and financial forwards and OTC swaps.

(2)
Amount includes the effect of cash balances on deposit with clearing brokers.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Fair Value Measurements (continued)

        This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership's financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the Partnership's credit facilities approximate fair value due to the variable rate nature of these financial instruments. At December 31, 2014, the carrying value of the Partnership's 6.25% Notes was $375.0 million, and the fair value was $358.6 million which was estimated by observing market trading prices of the 6.25% Notes. The carrying value of the Partnership's inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item. The fair values of the derivatives used by the Partnership are disclosed in Note 4.

        The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Partnership's nonperformance risks on its liabilities.

        The values of the Partnership's Level 1 exchange-traded/cleared derivative instruments and pension plan assets were determined using quoted prices in active markets for identical assets. Specifically, the fair values of the Partnership's Level 1 exchange-traded/cleared derivative instruments were based on quoted process obtained from the NYMEX and CME. The fair values of the Partnership's Level 1 pension plan assets were based on quoted prices for identical assets which primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

        The values of the Partnership's Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Partnership's Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Partnership's Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models. The fair value of the Partnership's Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2014 and 2013.

  Level 3 Information

        The values of the Partnership's Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Partnership's Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs were $11.00 to $18.00 per barrel for the year ended December 31, 2014. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 4.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Fair Value Measurements (continued)

        Sensitivity of the fair value measurement to changes in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Change to Input	Impact on Fair Value Measurement
Location basis	Long	Increase (decrease)	Gain (loss)
Location basis	Short	Increase (decrease)	Loss (gain)
Transportation	Long	Increase (decrease)	Gain (loss)
Transportation	Short	Increase (decrease)	Loss (gain)
Throughput costs	Long	Increase (decrease)	Gain (loss)
Throughput costs	Short	Increase (decrease)	Loss (gain)

        The following table presents a reconciliation of changes in fair value of the Partnership's derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

	2014	2013
Fair value at January 1	$8,893	$—
Reclass of Level 2 inputs	—	15,127
Realized and unrealized gains (losses) recorded in cost of sales	(34,416)	(6,234)

Fair value at December 31	$(25,523)	$8,893

        During 2014, the Partnership made certain revisions to the unobservable inputs used in the measurement of the Partnership's Level 3 derivative contracts. Specifically, the Partnership made revisions to the computation of location basis and the estimated logistics margin in order to provide a more representative fair value measurement for these contracts. The net impact of these revisions was immaterial.

  Non-Recurring Fair Value Measures

        Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. During the year ended December 31, 2013, the Partnership recorded a non-cash mark-to-market loss related to RIN forward commitments of $6.2 million based on Level 2 inputs that include broker price quotations. See Note 11 for a discussion of the Partnership's valuation methodology and accounting related to RINs.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19. Changes in Accumulated Other Comprehensive Loss

        The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2012	$(4,884)	$(14,786)	$(19,670)
Other comprehensive income before reclassifications of gain (loss)	4,455	3,930	8,470
Amount of gain (loss) reclassified from accumulated other comprehensive income	(25)	—	(110)

Total comprehensive income	4,430	3,930	8,360

Balance at December 31, 2013	(454)	(10,856)	(11,310)
Other comprehensive income before reclassifications of gain (loss)	(4,660)	3,151	(1,509)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(433)	—	(433)

Total comprehensive income	(5,093)	3,151	(1,942)

Balance at December 31, 2014	$(5,547)	$(7,705)	$(13,252)

        Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership's master limited partnership status, the effective tax rate is immaterial.

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

Other

        The Partnership has a dispute with Lansing Ethanol Services, LLC ("Lansing") for damages in excess of $12.0 million. The dispute involves Lansing's failure to transfer Renewable Fuel Identification Numbers to the Partnership in connection with certain agreements for the purchase and sale of ethanol. The parties have agreed to arbitrate under the rules of the American Arbitration Association. The Partnership anticipates filing for arbitration in March of 2015. The Partnership believes it has meritorious positions and intends to vigorously pursue a favorable result in connection with this dispute.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Legal Proceedings (continued)

        On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the "Plaintiffs") against the Partnership and Cascade Kelly alleging violations of the Clean Air Act. The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules. The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys' fees. The Partnership has meritorious defenses to the lawsuit and will vigorously contest the actions taken by the Plaintiffs.

        On May 16, 2014, the Partnership received a subpoena from the Securities and Exchange Commission requesting information for relevant time periods primarily relating to the Partnership's accounting for Renewable Identification Numbers and the recent restatement of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. The Partnership intends to continue to cooperate fully with, and has produced responsive materials to, the SEC.

        On December 30, 2013, the Oregon Department of Environmental Quality ("ODEQ") unilaterally modified (the "Modification") an air emissions permit held by the Partnership's subsidiary, Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by the Partnership's bio-refinery in Clatskanie, Oregon (the "Existing Permit"). This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of the Partnership's transloading operations. The Partnership submitted a request for a hearing to contest the Modification, which allows the Existing Permit to remain in effect pending this appeal. The Administrative Law Judge set a hearing for January 14, 2015. The Partnership also received a Pre-Enforcement Notice ("PEN") letter dated January 10, 2014 from ODEQ claiming that the Partnership is in violation of the Existing Permit and informing it that ODEQ is considering a possible notice of violation and penalty assessment. In summary, the PEN asserts that the Partnership may have received, and may be receiving, more crude oil than the Existing Permit allows. On March 27, 2014, ODEQ issued the Partnership a civil penalty assessment ("CPA") of $117,292. The Partnership had meritorious defenses to the Modification, the allegations in the PEN and the CPA. The Partnership denies any wrong-doing but resolved the dispute related to the Modifications and the CPA with ODEQ in February 2015. As part of the settlement with ODEQ, the Partnership will pay a total of $102,292.

        Separately, in August 2013, the Partnership submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the "New Permit"). On August 17, 2014, ODEQ issued the New Permit to Cascade Kelly authorizing the storage and transloading of up to 1.8 billion gallons of crude oil or ethanol. The Partnership entered into a settlement with ODEQ in January 2015 to resolve all claims related to the Modification and the PEN. In exchange for the Partnership's agreement to pay a total civil penalty of $102,292, ODEQ has agreed to withdraw the Modification and to resolve the PEN in its entirety. This settlement will allow the Partnership to continue to operate the Cascade Kelly terminal crude oil operations according to the requirements of the New Permit issued in August 2014.

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

Note 21. Supplemental Information and Non-Cash Investing Activities

        The following table presents cash flow supplemental information for the years ended December 31 (in thousands):

	2014	2013	2012
Cash paid during the year for interest	$31,554	$34,179	$36,356
Cash paid during the year for income taxes	$757	$273	$919
Non-cash exchange of 6.25% senior notes due 2022	$110,000	$—	$—

        The following table presents non-cash investing activities for the year ended December 31, 2012 (in thousands):

Effect of acquisition of Alliance Energy LLC:
Fair value of tangible assets acquired	$(332,779)
Fair value of liabilities assumed	82,935
Fair value of acquired intangible assets	(31,135)
Consideration paid in excess of fair value (goodwill)	(31,432)
Fair value of common units issued	130,513

Net cash paid in connection with the acquisition of Alliance	(181,898)
Effect of acquisition of Mutual Oil Company:
Fair value of tangible assets acquired	(6,302)
Fair value of liabilities assumed	627
Consideration paid in excess of fair value (goodwill)	(1,175)

Net cash paid in connection with the acquisition of Mutual Oil	(6,850)

Total net cash paid in connection with acquisitions	$(188,748)

Non-cash purchase of underground storage tanks	$3,750

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Quarterly Financial Data (Unaudited)

        Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2014
Sales	$5,116,928	$4,569,620	$4,050,458	$3,532,948	$17,269,964
Gross profit	$158,361	$87,288	$155,435	$141,521	$542,605
Net income (loss)	$57,154	$(12,278)	$43,622	$28,482	$116,980
Net income (loss) attributable to Global Partners LP	$57,010	$(12,719)	$42,508	$27,910	$114,709
Limited partners' interest in net income (loss)	$55,502	$(13,752)	$40,885	$26,093	$108,728
Basic net income (loss) per limited partner unit	$2.04	$(0.50)	$1.50	$0.93	$3.97
Diluted net income (loss) per limited partner unit	$2.03	$(0.50)	$1.50	$0.93	$3.95
Cash distributions per limited partner unit (1)	$0.6125	$0.6250	$0.6375	$0.6525	$2.53

	First	Second	Third	Fourth	Total
Year ended December 31, 2013
Sales	$5,589,190	$4,771,756	$4,433,426	$4,795,236	$19,589,608
Gross profit (2)(3)	$59,072	$93,797	$118,093	$134,867	$405,829
Net (loss) income (2)(3)(4)	$(22,316)	$5,204	$25,136	$33,029	$41,053
Net (loss) income attributable to Global Partners LP	$(22,067)	$4,825	$25,815	$34,042	$42,615
Limited partners' interest in net (loss) income	$(22,567)	$4,061	$24,773	$32,827	$39,094
Basic net (loss) income per limited partner unit (1)	$(0.83)	$0.15	$0.91	$1.20	$1.43
Diluted net (loss) income per limited partner unit (1)	$(0.83)	$0.15	$0.91	$1.20	$1.42
Cash distributions per limited partner unit (1)	$0.57	$0.5825	$0.5875	$0.60	$2.34

(1)
Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

(2)
Includes $32.7 million of expense, $10.6 million of income, $15.5 million of income and $0.4 million of income for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively, related to the change in the liability for losses on RIN forward commitments.

(3)
Includes $2.6 million of expense, $6.5 million of expense, $13.5 million of expense and $9.5 million of income for the quarters ended March 31, June 30, September 30 and December 31, 2013, respectively, related to changes in the RVO deficiency.

(4)
Includes a $2.5 million non-recurring charge for the quarter ended December 31, 2013 related to the write off of a prepaid consulting agreement that is no longer realizable.

        As previously disclosed in the amended Form 10-Q/As for the interim periods ended March 31, June 30 and September 30, 2013, the Partnership restated its interim 2013 financial results, principally related to the accounting for RINS and certain accrued liabilities related to the procurement of petroleum products. The quarterly results above reflect these corrections. For the three months ended March 31, 2013, these corrections reduced net income attributable to Global Partners LP by $36.9 million and basic net income per limited partner unit by $1.34 per unit. For the three months ended June 30, 2013, these corrections reduced net income attributable to Global Partners LP by $3.9 million and basic net income per limited partner unit by $0.14 per unit. For the three months ended September 30, 2013, these corrections increased net income attributable to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Quarterly Financial Data (Unaudited) (continued)

Global Partners LP by $22.4 million and basic net income per limited partner unit by $0.82 per unit. Net income from continuing operations was equivalent to net income attributable to Global Partners LP for all restated periods.

Note 23. Subsequent Event

        On February 13, 2015, the Partnership paid a cash distribution of approximately $22.4 million to its unitholders of record as of the close of business on February 13, 2015.

Note 24. Supplemental Guarantor Condensed Consolidating Financial Statements

        The Partnership's wholly-owned subsidiaries other than GLP Finance Corp. may be guarantors of senior notes issued by the Partnership and GLP Finance Corp. As such, the Partnership will become subject to the requirements of Rule 3-10 of Regulation S-X of the Securities and Exchange Commission regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC's Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the balance sheets, results of operations and cash flows of the Partnership's 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis as of December 31, 2014 and 2013 and for each of years ended December 31, 2014 and 2013. As the Partnership's non-guarantor subsidiary, Basin Transload, was acquired on February 1, 2013, financial information for periods prior to 2013 is not applicable. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Issuer Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,478	$2,678	$1,082	$5,238
Accounts receivable, net	455,603	1,307	820	457,730
Accounts receivable—affiliates	3,222	820	(139)	3,903
Inventories	336,813	—	—	336,813
Brokerage margin deposits	17,198	—	—	17,198
Derivative assets	83,826	—	—	83,826
Prepaid expenses and other current assets	55,881	634	—	56,515

Total current assets	954,021	5,439	1,763	961,223
Property and equipment, net	778,385	46,666	—	825,051
Intangible assets, net	45,870	3,032	—	48,902
Goodwill	68,015	86,063	—	154,078
Other assets	50,723	—	—	50,723

Total assets	$1,897,014	$141,200	$1,763	$2,039,977

Liabilities and partners' equity
Current liabilities:
Accounts payable	$454,267	$1,671	$681	$456,619
Line of credit	—	700	—	700
Environmental liabilities—current portion	3,101	—	—	3,101
Trustee taxes payable	105,744	—	—	105,744
Accrued expenses and other current liabilities	81,686	1,134	—	82,820
Derivative liabilities	58,507	—	—	58,507

Total current liabilities	703,305	3,505	681	707,491
Working capital revolving credit facility—less current portion	100,000	—	—	100,000
Revolving credit facility	133,800	—	—	133,800
Senior notes	368,136	—	—	368,136
Environmental liabilities—less current portion	34,462	—	—	34,462
Other long-term liabilities	59,932	—	—	59,932

Total liabilities	1,399,635	3,505	681	1,403,821
Partners' equity
Global Partners LP equity	497,379	88,481	1,082	586,942
Noncontrolling interest	—	49,214	—	49,214

Total partners' equity	497,379	137,695	1,082	636,156

Total liabilities and partners' equity	$1,897,014	$141,200	$1,763	$2,039,977

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2013
(In thousands)

	Issuer Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,588	$846	$783	$9,217
Accounts receivable, net	684,316	1,501	575	686,392
Accounts receivable—affiliates	55	576	773	1,404
Inventories	572,806	—	—	572,806
Brokerage margin deposits	21,792	—	—	21,792
Derivative assets	46,007	—	—	46,007
Prepaid expenses and other current assets	36,339	354	—	36,693

Total current assets	1,368,903	3,277	2,131	1,374,311
Property and equipment, net	765,551	38,085	—	803,636
Intangible assets, net	53,716	14,053	—	67,769
Goodwill	68,015	86,063	—	154,078
Other assets	28,128	—	—	28,128

Total assets	$2,284,313	$141,478	$2,131	$2,427,922

Liabilities and partners' equity
Current liabilities:
Accounts payable	$777,072	$2,699	$1,348	$781,119
Line of credit	—	3,700	—	3,700
Environmental liabilities—current portion	3,377	—	—	3,377
Trustee taxes payable	80,216	—	—	80,216
Accrued expenses and other current liabilities	65,401	562	—	65,963
Derivative liabilities	38,197	—	—	38,197

Total current liabilities	964,263	6,961	1,348	972,572
Working capital revolving credit facility—less current portion	327,000	—	—	327,000
Revolving credit facility	434,700	—	—	434,700
Senior notes	148,268	—	—	148,268
Environmental liabilities—less current portion	36,262	—	—	36,262
Other long-term liabilities	45,940	—	—	45,940

Total liabilities	1,956,433	6,961	1,348	1,964,742
Partners' equity
Global Partners LP equity	327,880	86,574	783	415,237
Noncontrolling interest	—	47,943	—	47,943

Total partners' equity	327,880	134,517	783	463,180

Total liabilities and partners' equity	$2,284,313	$141,478	$2,131	$2,427,922

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
December 31, 2014
(In thousands)

	(Issuer) Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Sales	$17,256,583	$39,347	$(25,976)	$17,269,954
Cost of sales	16,745,345	7,980	(25,976)	16,727,349

Gross profit	511,238	31,367	—	542,605
Costs and operating expenses:
Selling, general and administrative expenses	152,046	2,997	(1,082)	153,961
Operating expenses	192,512	11,558	—	204,070
Amortization expense	7,846	11,021	—	18,867

Total costs and operating expenses	352,404	25,576	(1,082)	376,898

Operating income	158,834	5,791	1,082	165,707
Interest expense	(47,651)	(113)	—	(47,764)

Income before income tax expense	111,183	5,678	1,082	117,943
Income tax expense	(963)	—	—	(963)

Net income	110,220	5,678	1,082	116,980
Net income attributable to noncontrolling interest	—	(2,271)	—	(2,271)

Net income attributable to Global Partners LP	110,220	3,407	1,082	114,709
Less: General partner's interest in net income, including incentive distribution rights	5,981	—	—	5,981

Limited partners' interest in net income	$104,239	$3,407	$1,082	$108,728

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
December 31, 2013
(In thousands)

	(Issuer) Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Sales	$19,575,042	$28,948	$(14,382)	$19,589,608
Cost of sales	19,193,112	5,049	(14,382)	19,183,779

Gross profit	381,930	23,899	—	405,829
Costs and operating expenses:
Selling, general and administrative expenses	111,011	5,263	(783)	115,491
Operating expenses	175,284	10,429	—	185,713
Amortization expense	7,106	12,110	—	19,216

Total costs and operating expenses	293,401	27,802	(783)	320,420

Operating income (loss)	88,529	(3,903)	783	85,409
Interest expense	(43,536)	(1)	—	(43,537)

Income (loss) before income tax expense	44,993	(3,904)	783	41,872
Income tax expense	(819)	—	—	(819)

Net income (loss)	44,174	(3,904)	783	41,053
Net loss attributable to noncontrolling interest	—	1,562	—	1,562

Net income (loss) attributable to Global Partners LP	44,174	(2,342)	783	42,615
Less: General partner's interest in net income, including incentive distribution rights	3,521	—	—	3,521

Limited partners' interest in net income (loss)	$40,653	$(2,342)	$783	$39,094

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement Cash Flows
December 31, 2014
(In thousands)

	(Issuer) Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities
Net income	$110,220	$5,678	$1,082	$116,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,674	18,690	—	86,364
Amortization of deferred financing fees	5,592	35	—	5,627
Amortization of senior notes discount	559	—	—	559
Bad debt expense	1,700	—	—	1,700
Stock-based compensation expense	3,485	—	—	3,485
Write-off of financing fees	1,626	—	—	1,626
Loss on disposition of property and equipment	2,182	—	—	2,182
Deferred income taxes	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	225,372	770	820	226,962
Accounts receivable—affiliate	1,170	(2,168)	(1,501)	(2,499)
Inventories	235,993	—	—	235,993
Broker margin deposits	4,594	—	—	4,594
Prepaid expenses, all other current assets and other assets	(48,705)	(315)	—	(49,020)
Accounts payable	(325,501)	320	681	(324,500)
Trustee taxes payable	25,528	—	—	25,528
Change in derivatives	(17,509)	—	—	(17,509)
Accrued expenses, all other current liabilities and other long-term liabilities	26,268	573	—	26,841

Net cash provided by operating activities	320,237	23,583	1,082	344,902
Cash flows from investing activities
Capital expenditures	(78,863)	(16,251)	—	(95,114)
Proceeds from sale of property and equipment	4,021	—	—	4,021

Net cash used in investing activities	(74,842)	(16,251)	—	(91,093)
Cash flows from financing activities
Proceeds from public offering, net	137,844	—	—	137,844
Payments on working capital revolving credit facility	(227,000)	—	—	(227,000)
(Payments on) borrowings from revolving credit facility	(300,900)	—	—	(300,900)
(Payments on) borrowing from line of credit	—	(3,000)	—	(3,000)
Proceeds from senior notes, net of discount	258,903	—	—	258,903
Repayment of senior notes	(40,244)	—	—	(40,244)
Repurchase of common units	(8,632)	—	—	(8,632)
Noncontrolling interest capital contribution	10,700	(2,500)	—	8,200
Distribution to noncontrolling interest	(9,200)	—	—	(9,200)
Distributions to partners	(73,759)	—	—	(73,759)

Net cash used in financing activities	(252,288)	(5,500)	—	(257,788)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(6,893)	1,832	1,082	(3,979)
Cash and cash equivalents at beginning of year	8,371	846	—	9,217

Cash and cash equivalents at end of year	$1,478	$2,678	$1,082	$5,238

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement Cash Flows
December 31, 2013
(In thousands)

	(Issuer) Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities
Net income	$44,174	$(3,904)	$783	$41,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,356	16,778	—	77,134
Amortization of deferred financing fees	6,897	—	—	6,897
Amortization of senior notes discount	368	—	—	368
Bad debt expense	4,145	—	—	4,145
Stock-based compensation expense	1,806	—	—	1,806
Gain on disposition of property and equipment	(1,272)	(1)	—	(1,273)
Deferred income taxes	336	—	—	336
Changes in operating assets and liabilities:
Accounts receivable	8,597	502	(575)	8,524
Accounts receivable—affiliate	(1,445)	(575)	1,923	(97)
Inventories	61,992	—	—	61,992
Broker margin deposits	32,934	—	—	32,934
Prepaid expenses, all other current assets and other assets	11,513	(287)	—	11,226
Accounts payable	18,642	1,373	(1,348)	18,667
Trustee taxes payable	(11,278)	—	—	(11,278)
Change in derivatives	5,778	—	—	5,778
Accrued expenses, all other current liabilities and other long-term liabilities	(3,627)	562	—	(3,065)

Net cash provided by operating activities	239,916	14,448	783	255,147
Cash flows from investing activities
Acquisitions	(94,179)	(91,083)	—	(185,262)
Capital expenditures	(53,484)	(13,648)	—	(67,132)
Proceeds from sale of property and equipment	9,179	8	—	9,187

Net cash used in investing activities	(138,484)	(104,723)	—	(243,207)
Cash flows from financing activities
Payments on working capital revolving credit facility	(97,500)	—	—	(97,500)
Borrowings from revolving credit facility	12,700	—	—	12,700
Proceeds from issuance of term loan	115,000	—	—	115,000
Repayment of term loan	(115,000)	—	—	(115,000)
Borrowing from line of credit	—	3,700	—	3,700
Proceeds from senior notes, net of discount	147,900	—	—	147,900
Repurchase of common units	(4,590)	—	—	(4,590)
Repurchased units withheld for tax obligations	(2,086)	—	—	(2,086)
Noncontrolling interest capital contribution	(85,996)	87,421	—	1,425
Distribution to noncontrolling interest	(2,920)	—	—	(2,920)
Distributions to partners	(67,329)	—	—	(67,329)

Net cash used in financing activities	(99,821)	91,121	—	(8,700)
Cash and cash equivalents
Increase in cash and cash equivalents	1,611	846	783	3,240
Cash and cash equivalents at beginning of year	5,977	—	—	5,977

Cash and cash equivalents at end of year	$7,588	$846	$783	$9,217

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
GLOBAL PARTNERS LP
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Recoveries	Write Offs	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts—accounts receivable	$7,513	$1,700	$277	$(4,672)	$4,818
Year ended December 31, 2013
Allowance for doubtful accounts—accounts receivable	$5,131	$4,145	$9	$(1,772)	$7,513
Year ended December 31, 2012
Allowance for doubtful accounts—accounts receivable	$4,774	$869	$—	$(512)	$5,131

INDEX TO EXHIBITS

Exhibit Number			Description
2.1	**	—	Membership Interest Purchase Agreement, dated as of January 22, 2013, between JH Kelly Holdings LLC and Global Partners LP (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2013).
2.2	**	—
Stock Purchase Agreement, dated as of October 3, 2014, by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Solely with Respect to Section 10.20 and the Other Provisions in Article 10 Related Thereto, Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 9, 2014 (File No. 001-32593)).
2.3		—
First Amendment to Stock Purchase Agreement dated as of December 12, 2014 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 13, 2015 (File No. 001-32593)).
2.4		—
Second Amendment to Stock Purchase Agreement dated as of January 7, 2015 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on January 13, 2015 (File No. 001-32593)).
2.5	**	—
Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015 (File No. 001-32593)).
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

Exhibit Number			Description
4.5		—	Second Supplemental Indenture, dated as of December 20, 2013, by and among Global Partners LP, GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 26, 2013).
4.6		—
Supplemental Indenture—Subsidiary Guarantee, dated as of March 5, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on May 9, 2014).
4.7		—
Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 25, 2014).
4.8		—
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
10.5	^	—
Forms of LTIP Grant Agreements dated August 14, 2007 (Named Executive Officers who are party to an employment agreement with Global GP LLC) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2007).
10.6	^	—	Form of LTIP Grant Agreement (Directors) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2007).
10.7	^	—	Form of LTIP Grant Agreement (General) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2007).
10.8		—
Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on March 14, 2008).
10.9	^	—	First Amendment to LTIP Grant Agreement dated December 31, 2008 for Eric Slifka (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2009).

Exhibit Number			Description
10.10	^	—	First Amendment to LTIP Grant Agreement (Named Executive Officers who are party to an employment agreement with Global GP LLC (except Mr. Slifka)), LTIP Grant Agreement (Directors) and LTIP Grant Agreement (General) dated December 31, 2008 (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2009).
10.11	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2010).
10.12	^	—
Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2010).
10.13		—
First Amendment to Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated May 12, 2010 among Global Petroleum Corp., Global Companies LLC and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2010).
10.14		—
Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 6, 2010).
10.15		—
First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 31, 2010).
10.16		—
Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2010).
10.17	††	—
Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q/A filed on January 20, 2011).
10.18		—
Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 11, 2011).
10.19		—
Business Opportunity Agreement, dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2012).
10.20	^	—
Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10-K filed on March 12, 2012).
10.21		—
First Amendment to Amended and Restated Services Agreement, dated as of July 24, 2006, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp. and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2012).

Exhibit Number			Description
10.22		—	Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2012).
10.23		—
Services Agreement, dated March 9, 2012, by and between Global Companies LLC and AE Holdings Corp. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 15, 2012).
10.24	^	—
General Partners LP Long-Term Incentive Plan (As Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2012).
10.25		—
Second Amendment to the Second Amended and Restated Terminal Storage Rental and Throughput Agreement, dated November 14, 2012, among Global Petroleum Corp., Global Companies LLC, Glen Hes and Global Montello Group Corp. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2012).
10.26	^	—
Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2013).
10.27	^	—
Form of Phantom Unit Award Agreement for Employees under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2013).
10.28	^	—
Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2013).
10.29	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 3, 2013).
10.30	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 3, 2013).
10.31	^	—
Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 3, 2013).
10.32	^	—
Form of Confidentiality, Non-Solicitation, and Non-Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 3, 2013).
10.33	^	—
Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 3, 2013).
10.34	^	—
Confidentiality, Non-Solicitation, and Non-Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 3, 2013).
10.35	^	—	Memorandum to Thomas J. Hollister, Follow-up Understandings, dated July 9, 2013 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 7, 2013).

Exhibit Number			Description
10.36		—	Note Purchase Agreement, dated as of December 23, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non-Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P., as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 26, 2013).
10.37	††	—
Second Amended and Restated Credit Agreement, dated as of December 16, 2013, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global Energy Marketing II LLC, Global CNG LLC, Alliance Energy LLC and Cascade Kelly Holdings LLC as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, RBS Citizens NA, Societe Generale and Standard Chartered Bank as Co-Documentation Agents, and Banc of America Merrill Lynch, JP Morgan Securities Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed on April 1, 2014).
10.38		—
Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2014).
10.39		—
Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2014).
10.40		—
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
10.41		—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 9, 2014).
10.42		—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2014).
10.43	^	—
Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015).
10.44	^	—
Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2015).
10.45	*^#	—	Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015.
10.46	*^	—	Form of Director Unit Award Letter.

Exhibit Number			Description
10.47	*^	—	Form of Canadian Grant Agreement.
10.48	*	—	Amended and Restated Services Agreement, dated as of March 11, 2015, by and between AE Holdings Corp. and Global Companies LLC.
10.49	*	—	Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC.
21.1	*	—	List of Subsidiaries of Global Partners LP.
23.1	*	—	Consent of Ernst & Young LLP.
31.1	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2	*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1	†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2	†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

^
Management contract or compensatory plan or arrangement.

**
Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

#
The agreement filed herewith is a corrected version of the agreement previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2015.

†
Not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††
Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the Securities and Exchange Commission.