Form 10-Q
period 2015-03-31
GLOBAL PARTNERS LP
filed 2015-05-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

The issuer had 30,995,563 common units outstanding as of May 5, 2015.

Item 1.   Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,345	$5,238
Accounts receivable, net	410,881	457,730
Accounts receivable—affiliates	3,845	3,903
Inventories	371,627	336,813
Brokerage margin deposits	33,737	17,198
Derivative assets	57,470	83,826
Prepaid expenses and other current assets	74,123	56,515
Total current assets	958,028	961,223
Property and equipment, net	1,174,083	825,051
Intangible assets, net	80,049	48,902
Goodwill	301,987	154,078
Other assets	54,637	50,723
Total assets	$2,568,784	$2,039,977
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$307,520	$456,619
Working capital revolving credit facility—current portion	125,400	—
Line of credit	—	700
Environmental liabilities—current portion	3,085	3,101
Trustee taxes payable	90,183	105,744
Accrued expenses and other current liabilities	60,918	82,820
Derivative liabilities	48,272	58,507
Total current liabilities	635,378	707,491
Working capital revolving credit facility—less current portion	150,000	100,000
Revolving credit facility	517,400	133,800
Senior notes	368,316	368,136
Environmental liabilities—less current portion	72,186	34,462
Deferred tax liability	120,708	14,078
Other long-term liabilities	61,811	45,854
Total liabilities	1,925,799	1,403,821
Partners’ equity
Global Partners LP equity:
Common unitholders (30,995,563 units issued and 30,542,344 outstanding at March 31, 2015 and 30,995,563 units issued and 30,604,961 outstanding at December 31, 2014)	605,533	599,406
General partner interest (0.74% interest with 230,303 equivalent units outstanding at March 31, 2015 and December 31, 2014)	1,222	788
Accumulated other comprehensive loss	(12,978)	(13,252)
Total Global Partners LP equity	593,777	586,942
Noncontrolling interest	49,208	49,214
Total partners’ equity	642,985	636,156
Total liabilities and partners’ equity	$2,568,784	$2,039,977

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

(Unaudited)

		Three Months Ended March 31,
		2015	2014

Sales		$2,979,116	$5,116,928
Cost of sales		2,810,558	4,957,904
Gross profit		168,558	159,024

Costs and operating expenses:
Selling, general and administrative expenses		48,786	37,298
Operating expenses		68,656	47,952
Amortization expense		5,341	4,528
Loss on asset sales		437	663
Total costs and operating expenses		123,220	90,441

Operating income		45,338	68,583

Interest expense		(13,963)	(11,107)

Income before income tax expense		31,375	57,476

Income tax expense		(966)	(322)

Net income		30,409	57,154

Net loss (income) attributable to noncontrolling interest		6	(144)

Net income attributable to Global Partners LP		30,415	57,010

Less:	General partner’s interest in net income, including incentive distribution rights	2,179	1,508

Limited partners’ interest in net income		$28,236	$55,502

Basic net income per limited partner unit		$0.92	$2.04

Diluted net income per limited partner unit		$0.92	$2.03

Basic weighted average limited partner units outstanding		30,599	27,261

Diluted weighted average limited partner units outstanding		30,712	27,296

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$30,409	$57,154
Other comprehensive income:
Change in fair value of cash flow hedges	183	659
Change in pension liability	91	(609)
Total other comprehensive income	274	50
Comprehensive income	30,683	57,204
Comprehensive loss (income) attributable to noncontrolling interest	6	(144)
Comprehensive income attributable to Global Partners LP	$30,689	$57,060

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$30,409	$57,154
Adjustments to reconcile net income to net cash (used in) provided by in operating activities:
Depreciation and amortization	28,472	19,706
Amortization of deferred financing fees	1,459	1,283
Amortization of senior notes discount	179	105
Bad debt expense	35	250
Unit-based compensation expense	945	851
Loss on asset sales	437	663
Changes in operating assets and liabilities, excluding assets acquired:
Accounts receivable	52,186	41,898
Accounts receivable – affiliate	58	(234)
Inventories	(15,614)	112,328
Broker margin deposits	(16,539)	6,599
Prepaid expenses, all other current assets and other assets	10,157	(11,416)
Accounts payable	(170,646)	(182,076)
Trustee taxes payable	(21,099)	701
Change in derivatives	16,121	17,252
Accrued expenses, all other current liabilities and other long-term liabilities	(30,475)	(11,918)
Net cash (used in) provided by operating activities	(113,915)	53,146

Cash flows from investing activities
Acquisitions, net of cash acquired =	(405,478)	—
Capital expenditures	(14,045)	(13,075)
Proceeds from sale of property and equipment	1,044	1,746
Net cash used in investing activities	(418,479)	(11,329)

Cash flows from financing activities
Borrowings from (payments on) working capital revolving credit facility	175,400	(20,200)
Borrowings from revolving credit facility	383,600	—
Payments on line of credit	(700)	—
Repurchase of common units	(2,442)	—
Noncontrolling interest capital contribution	1,880	2,400
Distribution to noncontrolling interest	(1,880)	(2,400)
Distributions to partners	(22,357)	(17,770)
Net cash provided by (used in) financing activities	533,501	(37,970)

Increase in cash and cash equivalents	1,107	3,847
Cash and cash equivalents at beginning of period	5,238	9,217
Cash and cash equivalents at end of period	$6,345	$13,064

Supplemental information
Cash paid during the period for interest	$18,860	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity

Balance at December 31, 2014	$599,406	$788	$(13,252)	$49,214	$636,156
Net income (loss)	28,236	2,179	—	(6)	30,409
Noncontrolling interest capital contribution	—	—	—	1,880	1,880
Distribution to noncontrolling interest	—	—	—	(1,880)	(1,880)
Other comprehensive income	—	—	274	—	274
Unit-based compensation	945	—	—	—	945
Distributions to partners	(20,612)	(1,745)	—	—	(22,357)
Repurchase of common units	(2,442)	—	—	—	(2,442)
Balance at March 31, 2015	$605,533	$1,222	$(12,978)	$49,208	$642,985

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.      Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of March 31, 2015, the Partnership had a portfolio of 1,447 owned, leased and/or supplied gasoline stations, including 287 convenience stores, primarily in the Northeast, Maryland and Virginia.

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies LLC (“Global Companies”), the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”). See Note 2.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees and certain union personnel who are employed by GMG or Drake Petroleum Company,  Inc. (“Drake Petroleum”).

The General Partner, which holds a 0.74% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2015, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,293,722 common units, representing a 23.5% limited partner interest.

Ownership by affiliates of the General Partner decreased by approximately 4,446,575 common units (from 37.9% to 23.5%) primarily as a result of the liquidation and dissolution of AE Holdings Corp. (“AE Holdings”).  Immediately prior to such liquidation and dissolution, the directors and executive officers of the General Partner were deemed to beneficially own the entire 5,850,000 common units that were then owned by AE Holdings.  Upon the liquidation and dissolution of AE Holdings, the 5,850,000 common units were distributed to the stockholders of AE Holdings.  An aggregate 1,956,234 common units were sold by the stockholders of AE Holdings to cover their respective tax liabilities resulting from their receipt of the common units.  Approximately 2,306,960 common units of the original 5,850,000 common units are held by the directors and executive officers of the General Partner, and the remaining 1,586,806 common units are held by unaffiliated members of the Slifka family.

Basis of Presentation

The financial results of Warren and the Revere Terminal for the three months ended March 31, 2015 are included in the accompanying statements of income for the three months ended March 31, 2015.  The accompanying consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.      Organization and Basis of Presentation (continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2015.  The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Due to the nature of the Partnership’s business and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline and gasoline blendstocks that the Partnership distributes. Therefore, the Partnership’s volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

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

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheets and statements of income.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.      Organization and Basis of Presentation (continued)

Concentration of Risk

The following table presents the Partnership’s sales, logistics revenue and rental income as a percentage of the consolidated sales for the periods presented:

	Three Months Ended March 31,
	2015	2014
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	50%	54%
Crude oil sales and logistics revenue	9%	12%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	38%	33%
Convenience store sales, rental income and sundry sales	3%	1%
Total	100%	100%

None of the Partnership’s customers were significant for the three months ended March 31, 2015.  The Partnership had one significant customer, ExxonMobil Corporation (“ExxonMobil”) that accounted for approximately 14% of total sales for the three months ended March 31, 2014.

Note 2.      Business Combinations

Acquisition of Warren Equities, Inc.

On January 7, 2015, the Partnership acquired, through GMG, 100% of the equity interests in Warren, one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation.  The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers.  The acquired properties are located in the Northeast, Maryland and Virginia.  The purchase price, inclusive of post-closing adjustments, was approximately $381.8 million, including working capital.  The acquisition was funded with borrowings under the Partnership’s credit facility and with proceeds from its December 2014 public offering of 3,565,000 common units.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Warren subsequent to the acquisition date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.      Business Combinations (continued)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$5,372
Inventory	19,199
Prepaid expenses	12,552
Property and equipment	331,291
Intangibles	36,490
Other non-current assets	20,586
Total identifiable assets purchased	425,490
Liabilities assumed:
Accounts payable	(21,511)
Assumption of environmental liabilities	(36,080)
Taxes payable	(5,538)
Accrued expenses	(11,595)
Long-term deferred taxes	(105,855)
Other non-current liabilities	(10,992)
Total liabilities assumed	(191,571)
Net identifiable assets acquired	233,919
Goodwill	147,909
Net assets acquired	$381,828

Management is currently in the process of evaluating the purchase price accounting.  The Partnership has engaged a third-party valuation firm to assist in the valuation of Warren’s property and equipment, intangibles and leasehold interests.  This valuation continues to be in progress and, during the quarter ended March 31, 2015, the Partnership received preliminary fair values of these assets.  The estimated fair values of property and equipment of $331.3 million and intangibles assets, primarily supply contracts, of $36.5 million were developed by management based on their estimates, assumptions and acquisition history including preliminary reports from a third-party valuation firm.  The estimated fair values of the property and equipment, intangibles and leasehold interests will be supported by valuations performed by a third party.

The fair value of $36.1 million assigned to the assumption of environmental liabilities was estimated by management based on their estimates, assumptions and acquisition history, including preliminary reports from third-party environmental engineers (see Note 11).  The fair value of this liability will be supported by a third-party environmental specialist.

The long-term deferred taxes of $105.9 million are primarily related to temporary differences associated with the fair value allocations of property and equipment and intangible assets, which are not deductible for tax purposes, net of acquired environmental liabilities and other deductible accrued liabilities.

The fair values of the remaining Warren assets and liabilities noted above approximate their carrying values at January 7, 2015.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

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

As part of the purchase price allocation, identifiable intangible assets include supply contracts that are being amortized over ten years.  The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition.  The supply contracts had a weighted average term of approximately 5 years prior to their next renewal.  As the purchase price accounting is preliminary, the final assumptions related to the likelihood of renewals remains in process.  For the three months ended March 31, 2015, amortization expense amounted to $0.8 million.  The estimated remaining amortization expense for intangible assets acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (1/7/15 – 12/31/15)	$2,685
2016	3,580
2017	3,580
2018	3,580
2019	3,580
Thereafter	17,960
Total	$34,965

The $147.9 million of goodwill was assigned to the Gasoline Distribution and Station Operations (“GDSO”) reporting unit.  The goodwill recognized is attributable primarily to expected synergies and growth opportunities for the Partnership.  The goodwill is not deductible for income tax purposes.  The Partnership is responsible for federal tax obligations for the interim period, June 1, 2014 to January 6, 2015 (Warren’s fiscal year end was May 31).  Any tax obligations will be funded by the selling shareholders.  Any tax refund will be remitted to the selling shareholders.

In connection with the acquisition of Warren, the Partnership incurred acquisition costs totaling approximately $6.1 million, of which $4.4 million was recorded for the three months ended March 31, 2015 and included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The remaining acquisition costs were incurred in 2014.  Additionally, subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the three months ended March 31, 2015.  This charge, which is principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation.  Approximately $0.5 million of the restructuring charge was paid during the three months ended March 31, 2015, and the remaining balance of $1.8 million is expected to be paid in full by December 31, 2015.

The acquisition of Warren complements the Partnership’s existing retail presence in the Northeast and expands its footprint into the adjacent Mid-Atlantic region.  The acquisition added approximately 500 million gallons of fuel sold annually through the Partnership’s network and increased the number of its total gasoline stations that it owns, leases or supplies to more than 1,500 as of the acquisition closing date.  The Warren operations have been integrated into the Partnership’s GDSO reporting segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.      Business Combinations (continued)

Acquisition of Revere Terminal

On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies, the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of the Partnership, for a purchase price of $23.65 million.  The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property, and the purchase price may be adjusted in connection with any value assigned to the contingent consideration as the purchase price accounting is finalized.  The Partnership financed the transaction with available capacity under its revolving credit facility.  In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC has terminated.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

At March 31, 2015, the Partnership’s preliminary purchase accounting includes estimated fair values of $28.3 million associated with the property and equipment acquired and $4.6 million of assumed liabilities.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition.

Goodwill

The following table presents the changes in goodwill (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2014	$121,752	$32,326	$154,078
Acquisition of Warren	—	147,909	147,909
Balance at March 31, 2015	$121,752	$180,235	$301,987

Supplemental Pro Forma Information

Revenues and net income included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the three months ended March 31, 2015 is consistent with the amounts reported in the accompanying statement of income for the three months ended March 31, 2015.

The following unaudited pro forma information for 2014 presents the consolidated results of operations of the Partnership as if the acquisition of Warren occurred at the beginning of the period presented, with pro forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

Three Months
Ended
March 31, 2014
Sales	$5,496,851
Net income attributable to Global Partners LP	$51,637
Net income per limited partner unit, basic and diluted	$1.84

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.      Business Combinations (continued)

Warren’s revenues and net loss included in the Partnership’s consolidated operating results from January 7, 2015, the acquisition date, through the period ended March 31, 2015 were $247.7 million and $(1.0 million), respectively.

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2015 and December 31, 2014 excluded 453,219 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three months ended March 31, 2015 and 2014 (in thousands, except per unit data):

	Three Months March 31, 2015				Three Months Ended March 31, 2014
Numerator:	Total	Limited Partner Interest	General Partner Interest	IDRs	Total	Limited Partner Interest	General Partner Interest	IDRs
Net income attributable to Global Partners LP (1)	$30,415	$28,236	$2,179	$—	$57,010	$55,502	$1,508	$—

Declared distribution	$23,260	$21,076	$157	$2,027	$18,323	$17,145	$143	$1,035
Assumed allocation of undistributed net income	7,155	7,160	(5)	—	38,687	38,357	330	—
Assumed allocation of net income	$30,415	$28,236	$152	$2,027	$57,010	$55,502	$473	$1,035

Denominator:
Basic weighted average limited partner units outstanding		30,599				27,261
Dilutive effect of phantom units		113				35
Diluted weighted average limited partner units outstanding		30,712				27,296

Basic net income per limited partner unit		$0.92				$2.04
Diluted net income per limited partner unit		$0.92				$2.03

(1)   As a result of the December 10, 2014 issuance of 3,565,000 common units in connection with the Partnership’s public offering, the general partner interest was reduced to 0.74% for the three months ended March 31, 2015 from 0.83% for the three months ended March 31, 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.      Net Income Per Limited Partner Unit (continued)

During 2015, the board of directors of the General Partner declared the following quarterly cash distribution:

Cash Distribution	Per Unit Cash	Distribution Declared for the
Declaration Date	Distribution Declared	Quarterly Period Ended
April 22, 2015	$0.68 (1)	March 31, 2015

(1)   This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its third target level distribution with respect to such IDRs.

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

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost, on a first-in, first-out basis, or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Distillates: home heating oil, diesel and kerosene	$103,057	$163,679
Gasoline	96,846	82,080
Gasoline blendstocks	47,651	33,760
Crude oil	86,385	20,769
Residual oil	13,172	20,602
Propane and other	2,037	5,123
Renewable identification numbers (RINs)	1,213	2,057
Convenience store inventory	21,266	8,743
Total	$371,627	$336,813

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $9.6 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $12.1 million and $16.5 million at March 31, 2015 and December 31, 2014, respectively.  Exchange transactions are valued using current carrying costs and have no income statement impact.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.      Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices and interest rates.  The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and uses interest rate swap instruments to reduce its exposure to fluctuations in interest rates associated with the Partnership’s credit facilities.  The Partnership accounts for derivative transactions in accordance with ASC 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value.  The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

The fair value of exchange-traded derivative transactions reflects amounts that would be received from or paid to the Partnership’s brokers upon liquidation of these contracts.  The fair value of these exchange-traded derivative transactions are presented on a net basis, offset by the cash balances on deposit with the Partnership’s brokers, presented as brokerage margin deposits in the consolidated balance sheets.  The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions.  The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists.  The presentation of the change in fair value of the Partnership’s exchange-traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2015:

	Units (1)	Unit of Measure

Exchange-Traded Derivatives
Long	46,736	Thousands of barrels
Short	(50,292)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	13,318	Thousands of barrels
Short	(10,167)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	10,607	Thousands of decatherms
Short	(10,661)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$6.0	Millions of Canadian dollars
	$4.7	Millions of U.S. dollars

(1)          Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)          All-in forward rate Canadian dollars (“CAD”) $1.2662 to USD $1.00.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.      Derivative Financial Instruments (continued)

Derivatives Accounted for as Hedges

The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

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

The Partnership’s fair value hedges include exchange-traded futures contracts that are hedges against inventory with specific futures contracts matched to specific barrels.  The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of income.

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2015	2014
Derivatives in fair value hedging relationship
Exchange-traded futures contracts for petroleum commodity products	Cost of sales	$26,176	$16,373

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(23,621)	$(16,209)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.      Derivative Financial Instruments (continued)

The Partnership’s cash flow hedges currently include interest rate swaps and an interest rate cap that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

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

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at March 31, 2015, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation are recorded in the consolidated statement of income through interest expense.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of income and partners’ equity for the three months ended March 31, 2015 and 2014 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)
	Recognized in Other		Reclassified from	Amount of Gain (Loss)
	Comprehensive Income on		Accumulated Other	Reclassified from Other
	Derivatives		Comprehensive Income into	Comprehensive Income into
	(Effective Portion)		Income (Effective Portion)	Income (Effective Portion)
Derivatives Designated	Three Months Ended			Three Months Ended
in Cash Flow Hedging	March 31,			March 31,
Relationship	2015	2014		2015	2014
Interest rate swaps	$47	$677	Interest expense	$—	$—
Interest rate cap (1)	—	(18)	Interest expense	—	—
Total	$47	$659		$—	$—

(1)          The interest rate cap was de-designated as a cash flow hedge in June 2014.  Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and are being amortized to income through the tenor of the interest rate cap instrument.  The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the three months ended March 31, 2015.  As of March 31, 2015, the remaining unamortized prepaid interest rate caplets were $0.9 million and will be amortized over the remaining life for the interest rate cap which expires in April 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.      Derivative Financial Instruments (continued)

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three months ended March 31, 2015 and 2014.

Derivatives NOT Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.      Derivative Financial Instruments (continued)

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in hedging relationships recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2015	2014
Derivatives NOT designated as hedging instruments
Commodity contracts	Cost of sales	$3,651	$15,543
Forward foreign currency contracts	Cost of sales	18	(57)
Total		$3,669	$15,486

Margin Deposits

All of Partnership’s exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers.  The Partnership deposits initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement of closed futures contracts.  Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

Commodity Contracts and Other Derivative Activity

The Partnership’s commodity contract derivatives and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not quality for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and swap agreements used to economically hedge physical forward contracts, and (iv) the derivative instruments under the Partnership’s controlled trading program.  The Partnership does not take the normal purchase and sale exemption available under ASC 815.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                   Derivative Financial Instruments (continued)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2015 and December 31, 2014 (in thousands):

		March 31, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives
Exchange-traded derivative contracts	Broker margin deposits	$17,895	$60,354	$78,249
Forward derivative contracts (1)	Derivative assets	—	57,470	57,470
Forward foreign currency contracts	Other Assets	—	27	27
Interest rate cap contract	Other assets	—	17	17
Total asset derivatives		$17,895	$117,868	$135,763

Liability Derivatives
Forward derivative contracts (1)	Derivative liabilities	$—	$48,272	$48,272
Interest rate swap contracts	Other long-term liabilities	—	6,649	6,649
Total liability derivatives		$—	$54,921	$54,921

		December 31, 2014
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives
Exchange-traded derivative contracts	Broker margin deposits	$30,600	$90,890	$121,490
Forward derivative contracts (1)	Derivative assets	—	83,826	83,826
Forward foreign currency contracts	Other Assets	—	9	9
Interest rate cap contract	Other assets	—	17	17
Total asset derivatives		$30,600	$174,742	$205,342

Liability Derivatives
Forward derivative contracts (1)	Derivative liabilities	$—	$58,507	$58,507
Interest rate swap contracts	Other long-term liabilities	—	6,696	6,696
Total liability derivatives		$—	$65,203	$65,203

(1)          Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

Credit Risk

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.                   Derivative Financial Instruments (continued)

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to the Partnership’s exchange-traded and OTC derivative contracts, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Exchange-traded derivative contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily three clearing brokers, all major financial institutions, for all New York Mercantile Exchange (“NYMEX”), Chicago Mercantile Exchange (“CME”) and IntercontinentalExchange (“ICE”) derivative transactions and the right of offset exists with these financial institutions under master netting agreements.  Accordingly, the fair value of the Partnership’s exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheets.  Exposure on OTC derivatives is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 6.                   Debt

Credit Agreement

As of March 31, 2015, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement will mature on April 30, 2018.

As of March 31, 2015, there were two facilities under the Credit Agreement:

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

Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer.  The Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only pursuant to the provisions provided in the Credit Agreement.  To date, the level of receivables sold has not been significant, and the Partnership has accounted for such transfers as sales pursuant to ASC 860, “Transfers and Servicing.”  Due to the short-term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimis.

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

The average interest rates for the Credit Agreement were 3.4% and 3.6% for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.  Additionally, the Partnership has an interest rate cap that is hedging variable interest.  The cap is not designated for accounting purposes.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a long-term liability representing the amounts expected to be outstanding during the entire year, and because the Partnership has a multi-year, long-term commitment from its bank group.  The long-term portion of the working capital revolving credit facility was $150.0 million and $100.0 million at March 31, 2015 and December 31, 2014, respectively.  In addition, the Partnership classifies a portion of its working capital revolving credit facility as a current liability because it repays amounts outstanding and reborrows funds based on its working capital requirements.  The Partnership’s current portion of the working capital revolving credit facility represents the amount the Partnership expects to pay down during the course of the year.  At March 31, 2015 and December 31, 2014, the current portion of the working capital revolving credit facility was $125.4 million and $0, respectively.  The increase in total borrowings under the working capital revolving credit facility from December 31, 2014 reflects, in part, higher levels of stored inventory, and the Partnership expects to pay down a portion of its borrowings during the course of the year and has classified the amount as current at March 31, 2015.

As of March 31, 2015, the Partnership had total borrowings outstanding under the Credit Agreement of $792.8 million, including $517.4 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $59.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $0.9 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly owned subsidiaries and is guaranteed by the Partnership and its subsidiaries with the exception of Basin Transload.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2015.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

6.25% Senior Notes

On June 19, 2014, the Partnership and GLP Finance (the “Issuers”) entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

Indenture

In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “Indenture”).

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

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes.  Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes have been exchanged for SEC registered notes.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at March 31, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership did not capitalize additional financing fees for the three months ended March 31, 2015 and 2014.  Amortization expense of approximately $1.5 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.                   Related Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts.  On January 14, 2015, the Partnership acquired the Revere Terminal from GPC, and the Terminal Storage Rental and Throughput Agreement has terminated (see Note 2).  Prior to the acquisition, the agreement was accounted for as an operating lease.  The expenses under this agreement totaled $0.8 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $8,000 and $24,000 for the three months ended March 31, 2015 and 2014, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income.

On March 11, 2015, the Partnership entered into the following amendments and restatements to its shared services agreements: (i) Global Companies entered into an Amended and Restated Services Agreement with AE Holdings Corp. (the “AE Holdings Amended and Restated Services Agreement”), and (ii) certain of the Partnership’s subsidiaries entered into a Second Amended and Restated Services Agreement with GPC (the “GPC Second Amended and Restated Services Agreement,” and together with the AE Holdings Amended and Restated Services Agreement,” the “Amended and Restated Services Agreements”).

Under the AE Holdings Amended and Restated Services Agreement, the Partnership continues to provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays the Partnership an aggregate of $15,000 per year in equal monthly installments.  Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Amended and Restated Services Agreements are each for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of March 31, 2015, no such notice of termination was given by any party.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG or Drake Petroleum.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $29.4 million and $19.0 million for the three months ended March 31, 2015 and 2014, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2015	2014
Receivables from GPC	$—	$108
Receivables from the General Partner (1)	3,845	3,795
Total	$3,845	$3,903

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.26%	0.74%
Second Target Distribution	above $0.4625 up to $0.5375	86.26%	13.74%
Third Target Distribution	above $0.5375 up to $0.6625	76.26%	23.74%
Thereafter	above $0.6625	51.26%	48.74%

The Partnership paid the following cash distribution during 2015 (in thousands, except per unit data):

Cash Distribution Payment Date	Per Unit Cash Distribution	Common Units	General Partner	Incentive Distribution	Total Cash Distribution

02/13/15 (1)	$0.6650	$20,612	$154	$1,591	$22,357

(1)          This distribution of $0.6650 per unit resulted in the Partnership exceeding its third target level distribution for the fourth quarter of 2014.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on April 22, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.68 per unit ($2.72 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2015 through March 31, 2015 to the Partnership’s unitholders of record as of the close of business on May 6, 2015.  This distribution will result in the Partnership exceeding its third target level distribution for the quarter ended March 31, 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                   Segment Reporting

The Partnership engages in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership’s operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) and include Wholesale, GDSO and Commercial.  Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three months ended March 31, 2015 and 2014, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to branded and unbranded gasoline customers and other resellers of transportation fuels.  The Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by train and ships it by barge to refiners on the East and West Coasts.  The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Additionally, ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers.  Station operations include convenience stores, rental income from gasoline stations leased to dealers or commissioned agents and sundry (car wash sales, lottery and ATM commissions).  The results of Warren, acquired in January 2015 (see Note 2), are included in the GDSO segment.

In the Commercial segment, the Partnership includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas.  In the case of public sector commercial and industrial end user customers, the Partnership sells products primarily either through a competitive bidding process or through contracts of various terms.  The Partnership generally arranges for the delivery of the product to the customer’s designated location, and the Partnership responds to publicly-issued requests for product proposals and quotes.  The Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                   Segment Reporting (continued)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$776,143	$1,994,556
Crude oil (1)	252,110	591,229
Other oils and related products (2)	943,693	1,412,771
Total	$1,971,946	$3,998,556
Product margin
Gasoline and gasoline blendstocks	$29,829	$49,663
Crude oil (1)	15,257	23,490
Other oils and related products (2)	35,007	34,616
Total	$80,093	$107,769
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$697,334	$768,904
Station operations (4)	83,075	33,972
Total	$780,409	$802,876
Product margin
Gasoline	$61,699	$33,280
Station operations (4)(5)	36,723	19,797
Total	$98,422	$53,077
Commercial Segment:
Sales	$226,761	$315,496
Product margin	$11,558	$12,329
Combined sales and product margin:
Sales	$2,979,116	$5,116,928
Product margin (6)	$190,073	$173,175
Depreciation allocated to cost of sales	(21,515)	(14,151)
Combined gross profit	$168,558	$159,024

(1)          Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.

(2)          Other oils and related products primarily consist of distillates, residual oil and propane.

(3)          For the three months ended March 31, 2015, the GDSO segment includes the January 2015 acquisition of Warren (see Note 2).  As the Warren assets were not in place prior to January 2015, the above results are not directly comparable to the prior period.

(4)          Station operations primarily consist of convenience stores sales at the Partnership’s directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.

(5)          For the three months ended March 31, 2014, station operations includes the reclass of loss on asset sales from product margin to operating expenses to conform to the Partnership’s current presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.                   Segment Reporting (continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Combined gross profit	$168,558	$159,024
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	48,786	37,298
Operating expenses	68,656	47,952
Amortization expense	5,341	4,528
Loss on asset sales	437	663
Total operating costs and expenses	123,220	90,441
Operating income	45,338	68,583
Interest expense	(13,963)	(11,107)
Income tax expense	(966)	(322)
Net income	30,409	57,154
Net (income) loss attributable to noncontrolling interest	6	(144)
Net income attributable to Global Partners LP	$30,415	$57,010

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2015 and 2014.

Segment Assets

The Partnership acquired retail gasoline stations from Warren in January 2015, Alliance in March 2012 and ExxonMobil in September 2010 which have been allocated to the GDSO segment.  The Partnership acquired the Revere Terminal in January 2015 and transloading facilities and other assets from Basin Transload and Cascade Kelly Holdings LLC (“Cascade Kelly”) in February 2013 which have been allocated to the Wholesale segment.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2015 and December 31, 2014 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2015	$773,803	$—	$1,184,978	$610,003	$2,568,784
December 31, 2014	$811,535	$—	$622,860	$605,582	$2,039,977

The increase in total GDSO and total consolidated assets at March 31, 2015 compared to December 31, 2014 is due to the January 2015 acquisitions of Warren and the Revere Terminal (Note 2).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10.            Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Buildings and improvements	$930,169	$667,172
Land	384,078	288,929
Fixtures and equipment	32,985	26,577
Construction in process	72,213	66,119
Capitalized internal use software	7,530	7,530
Total property and equipment	1,426,975	1,056,327
Less accumulated depreciation	(252,892)	(231,276)
Total	$1,174,083	$825,051

At March 31, 2015 and December 31, 2014, construction in process included $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly.  Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational in 2016; therefore, as of March 31, 2015 and December 31, 2014, the recorded value of the ethanol plant is included in construction in process. After the plant has been successfully placed into service, depreciation will commence.

As part of continuing operations, the Partnership may periodically divest certain gasoline stations.  The gain (loss) on the sale, representing cash proceeds less net book value of assets at disposition, is recorded in loss on asset sales in the accompanying consolidated statements of income and amounted to $0.4 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

The Partnership evaluates its assets for impairment on a quarterly basis.  No impairments were required for the three months ended March 31, 2015 and 2014.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.            Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

In connection with the January 2015 acquisition of the Revere Terminal (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $2.9 million.

In connection with the January 2015 acquisition of Warren (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned by Warren and future remediation activities required by applicable federal, state or local law or regulation.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $36.1 million.

Both the $2.9 million and $36.1 million recorded for the Revere Terminal and for Warren, respectively, were based on preliminary purchase accounting.  These amounts may change as the purchase price accounting is finalized.

In connection with the December 2012 acquisition of six New England retail gasoline stations from Mutual Oil, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

In connection with the March 2012 acquisition of Alliance, the Partnership assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail gasoline stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation.  Based on reports from environmental engineers, the Partnership’s estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time.  Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership initially recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil, the Partnership assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation.  Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental engineers, the Partnership’s estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time.  As a result, the Partnership initially recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

In addition to the above-mentioned environmental liabilities related to the Partnership’s retail gasoline stations, the Partnership retains environmental obligations associated with certain gasoline stations that the Partnership has sold.

In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.            Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

In connection with the November 2007 acquisition of ExxonMobil’s Glenwood Landing and Inwood, New York terminals, the Partnership assumed certain environmental liabilities, including the remediation obligations under remedial action plans submitted by ExxonMobil to and approved by the New York Department of Environmental Conservation (“NYDEC”) with respect to both terminals.  As a result, the Partnership initially recorded, on an undiscounted basis, total environmental liabilities of approximately $1.2 million.

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2015 (in thousands):

	Balance at					Balance at
	December 31,	Additions in	Payments in	Dispositions	Other	March 31,
Environmental Liability Related to:	2014	2015	2015	2015	Adjustments	2015
Retail Gasoline Stations	$35,792	$36,080	$(1,017)	$(67)	$(172)	$70,616
Terminals	1,771	2,900	(16)	—	—	4,655
Total environmental liabilities	$37,563	$38,980	$(1,033)	$(67)	$(172)	$75,271

Current portion	$3,101					$3,085
Long-term portion	34,462					72,186
Total environmental liabilities	$37,563					$75,271

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligations through divestures of sites and the possibility of existing legal claims giving rise to additional claims.  Dispositions generally represent relief of legal obligations through the sale of the related property with no retained obligation.  Other adjustments generally represent changes in estimates for existing obligations or obligations associated with new sites.  Therefore, although the Partnership believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $5.7 million and $3.8 million in total asset retirement obligations at March 31, 2015 and December 31, 2014, respectively, which are included in other long-term liabilities in the accompanying balance sheets.  Approximately $1.8 million of this obligation at March 31, 2015 was assumed in the acquisition of Warren and is based on preliminary purchase accounting.  This amount may change as the purchase price accounting is finalized.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.            Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers (RINs) (continued)

Renewable Identification Numbers (RINs)

A Renewable Identification Number (“RIN”) is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use, and trading as required by the Environmental Protection Agency’s (the “EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007.  To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import and a small amount of blending operations at certain facilities.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.3 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at March 31, 2015 and December 31, 2014.

Note 12. Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan, as amended (the “LTIP”) whereby a total of 4,300,000 common units were initially authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.

Awards granted under the LTIP are authorized by the Compensation Committee of the board of directors of the General Partner (the “Committee”) from time to time.  Additionally and in accordance with the LTIP, the Committee established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) may grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries, other than named executive officers.  The CEO Authorized LTIP program was approved for three consecutive calendar years commencing January 1, 2014, subject to modification or earlier termination by the Committee.  During each calendar year of the program, the CEO is authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, and no individual grant may be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee.  Awards granted pursuant to the CEO Authorized LTIP would be for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12.            Long-Term Incentive Plan (continued)

Phantom Unit Awards

In 2013, the Committee granted a total of 498,112 phantom units under the LTIP to certain employees and non-employee directors of the General Partner.  In connection with the awards, grantees who are employees entered into various forms of a Confidentiality, Non-Solicitation, and Non-Competition Agreement with the General Partner.  On December 31, 2014, a total of 10,266 of the awards granted to one employee and the non-employee directors vested and in January 2015, these phantom unit grants were settled.

In 2014, a total of 44,902 phantom units were granted to certain employees, and during the three months ended March 31, 2015, a total of 17,870 phantom units were granted to certain employees and the non-employee directors.

The phantom units for these awards vest pursuant to the terms of the grant agreements.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The Partnership recorded total compensation expense related to these of $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2015 was approximately $15.3 million and is expected to be recognized ratably over the remaining requisite service period.

The following table presents a summary of the status of the non-vested phantom units:

	Number of Non-vested Units	Weighted Average Grant Date Fair Value
Outstanding non-vested units at December 31, 2014	532,748	$39.29
Granted	17,870	39.21
Vested	(2,708)	37.18
Forfeited	—	—
Outstanding non-vested units at March 31, 2015	547,910	$39.30

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner has repurchased 791,792 common units pursuant to the Repurchase Program for approximately $23.3 million, of which approximately $2.4 million was purchased during the three months ended March 31, 2015.

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2015 and December 31, 2014 excluded 453,219 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

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

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as the Partnership’s exchange-traded derivative instruments and pension plan assets.

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

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 includes certain OTC forward derivative instruments related to crude oil.

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement.  The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.            Fair Value Measurements (continued)

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Cash Collateral Netting (2)	Total
Assets:
Forward derivative contracts (1)	$—	$50,375	$7,095	$—	$57,470
Foreign currency derivatives	—	27	—	—	27
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	78,249	—	—	(44,512)	33,737
Pension plans	17,316	—	—	—	17,316
Total assets	$95,565	$50,419	$7,095	$(44,512)	$108,567

Liabilities:
Forward derivative contracts (1)	$—	$(25,583)	$(21,984)	$—	$(47,567)
Swap agreements and options	—	(705)	—	—	(705)
Interest rate swaps	—	(6,649)	—	—	(6,649)
Total liabilities	$—	$(32,937)	$(21,984)	$—	$(54,921)

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Cash Collateral Netting (2)	Total
Assets:
Forward derivative contracts (1)	$—	$81,421	$2,405	$—	$83,826
Foreign currency derivatives	—	9	—	—	9
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	121,490	—	—	(104,292)	17,198
Pension plans	18,023	—	—	—	18,023
Total assets	$139,513	$81,447	$2,405	$(104,292)	$119,073

Liabilities:
Forward derivative contracts (1)	$—	$(28,500)	$(27,928)	$—	$(56,428)
Swap agreements and options	—	(2,079)	—	—	(2,079)
Interest rate swaps	—	(6,696)	—	—	(6,696)
Total liabilities	$—	$(37,275)	$(27,928)	$—	$(65,203)

(1)          Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

(2)          Amount includes the effect of cash balances on deposit with clearing brokers.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13.            Fair Value Measurements (continued)

This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.  The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.  The carrying value of the Partnership’s credit facility approximates fair value due to the variable rate nature of these financial instruments.

The carrying value and fair value of the Partnership’s 6.25% Notes, estimated by observing market trading prices of the 6.25% Notes, were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

6.25% Notes	$375,000	$365,411	$375,000	$358,594

The carrying value of the Partnership’s inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item.  The fair values of the derivatives used by the Partnership are disclosed in Note 5.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Partnership’s nonperformance risks on its liabilities.

The values of the Partnership’s Level 1 exchange-traded/cleared derivative instruments and pension plan assets were determined using quoted prices in active markets for identical assets.  Specifically, the fair values of the Partnership’s Level 1 exchange-traded/cleared derivative instruments were based on quoted process obtained from the NYMEX and CME.  The fair values of the Partnership’s Level 1 pension plan assets were based on quoted prices for identical assets which primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

The values of the Partnership’s Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data.  Specifically, the fair values of the Partnership’s Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, New York Harbor and third-party pricing information for the underlying instruments using market approaches.  The fair value of the Partnership’s Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models.  The fair value of the Partnership’s Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar.  The Partnership has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2015.

Level 3 Information

The values of the Partnership’s Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Partnership’s Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs were $7.45 to $10.75 per barrel for the three months ended March 31, 2015 and 2014, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2015 (in thousands):

Fair value at December 31, 2014	$(25,523)
Reclass of Level 2 inputs	—
Realized and unrealized gains (losses) recorded in cost of sales	10,634
Fair value at March 31, 2015	$(14,889)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the quarter ended March 31, 2015.

Note 14.            Income Taxes

Section 7704 of the Internal Revenue Code provides that publicly-traded partnerships are, as a general rule, taxed as corporations.  However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly-traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.”  Qualifying income includes income and gains derived from the transportation, storage and marketing of refined petroleum products and crude oil and ethanol to resellers and refiners.  Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

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

Other

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to its terminal located at 101 and 186 Lee Burbank Highway, Revere, Massachusetts (the “Terminal”), alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires the Partnership to submit a plan to remedy the reported violations of the NPDES Permit.  The Partnership has responded to the NON with a plan, which includes modifications to the storm water management system at the Terminal.  The Partnership has determined that compliance with the NON and implementation of the plan will have no material impact on its operations.

The Partnership has a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to the Partnership in connection with certain agreements for the purchase and sale of ethanol.  The parties have agreed to arbitrate under the rules of the American Arbitration Association.  The Partnership filed for arbitration on March 24, 2015.  The Partnership believes it has meritorious positions and intends to vigorously pursue a favorable result in connection with this dispute.

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

On May 16, 2014, the Partnership received a subpoena from the Securities and Exchange Commission requesting information for relevant time periods primarily relating to the Partnership’s accounting for Renewable Identification Numbers and the restatements of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  The Partnership intends to continue to cooperate fully with, and has produced responsive materials to, the SEC.

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by the Partnership’s bio-refinery in Clatskanie, Oregon (the “Combined Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of the Partnership’s transloading operations.  The Partnership submitted a request for a hearing to contest the Modification, which allowed the Combined Permit to remain in effect pending this appeal.  On March 27, 2014, ODEQ issued the Partnership a civil penalty assessment (“CPA”) of $117,292 claiming that the Partnership was in violation of the Combined Permit because the Partnership may have received more crude oil than the Combined Permit allows.  The Partnership had meritorious defenses to the Modification and the allegations in the CPA.  The Partnership denies any wrong doing but resolved the dispute related to the Modifications and the CPA with ODEQ in February 2015.  As part of the settlement with ODEQ, the Partnership will pay a total of $102,292.

Separately, in August 2013, the Partnership submitted an application to ODEQ for a separate air emissions permit covering the transloading of crude oil by the bio-refinery (the “New Permit”).  On August 17, 2014, ODEQ issued the New Permit to Cascade Kelly authorizing the storage and transloading of up to 1.8 billion gallons of crude oil or ethanol.  The Partnership entered into a settlement with ODEQ in January 2015 to resolve all claims related to the Modification and the PEN.  In exchange for the Partnership’s agreement to pay a total civil penalty of $102,292, ODEQ has agreed to withdraw the Modification and to resolve the PEN in its entirety.  This settlement will allow the Partnership to continue to operate the Cascade Kelly terminal crude oil operations according to the requirements of the New Permit issued in August 2014.

The Partnership received from the EPA, by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (“NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s air emissions license.  The Partnership has responded to the Supplemental NOV and anticipates further negotiations with the EPA.  While the Partnership does not believe that a material violation has occurred, and its contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16.            Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2014	$(5,547)	$(7,705)	$(13,252)
Other comprehensive income before reclassifications of gain (loss)	109	183	292
Amount of gain (loss) reclassified from accumulated other comprehensive income	(18)	—	(18)
Total comprehensive income	91	183	274
Balance at March 31, 2015	$(5,456)	$(7,522)	$(12,978)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 17.            New Accounting Standards

Accounting Standards or Updates Recently Adopted

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the entity’s operations and financial results should be presented as discontinued operations.  Additionally, this standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations.  This standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Partnership adopted this standard which did not have a material impact on its consolidated financial statements.

Accounting Standards or Updates Not Yet Effective

In April 2015, the FASB issued ASU No. 2015-03, “ Interest-Imputation of Interest:  Simplifying the Presentation of Debt Issuance Costs.”  This standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this standard.  The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Partnership does not expect the impact of adopting this standard to be material to the Partnership’s consolidated financial statements.

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

Note 18.            Subsequent Events

On April 9, 2015, the Partnership, as Buyer, entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC (collectively, “Capitol Petroleum Group”), as Seller.  Under the terms of the Purchase Agreement, the Partnership will acquire 97 primarily Mobil and Exxon branded retail gasoline stations and seven dealer supply contracts in New York City and Prince George’s County, Maryland, along with certain related supply, franchise agreements, third party leases and other assets associated with the operations (collectively, the “Acquired Assets”) for a cash purchase price of approximately $156.0 million, subject to certain post-closing adjustments related to the Acquired Assets at the time of closing (the “CPG Acquisition”).  Of the 97 locations, 18 are fee properties and the balance are the subject of long term leases.

The Purchase Agreement provides that the closing will take place on or before June 1, 2015, subject to a one-time extension not to exceed 30 days, if required in connection with satisfying certain closing conditions, including filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) (the “Closing Date”).  Closing of the CPG Acquisition is conditioned upon the satisfaction or waiver of customary closing conditions, including HSR approval, certain third party rights of first refusal and delivery of all items required by the Purchase Agreement.

The Purchase Agreement contains customary representations and warranties and covenants by each of the parties. Among other covenants, during the period between the execution of the Purchase Agreement and the closing of the CPG Acquisition, Capitol Petroleum Group has agreed to conduct its business in substantially the same manner previously conducted and not to engage in certain types of activities and transactions.  At closing, subject to the terms and conditions set forth in the Purchase Agreement, the Partnership will assume certain liabilities and obligations of Capitol Petroleum Group related to the Acquired Assets. The Partnership expects to finance the CPG Acquisition with borrowings under its revolving credit facility.

The Partnership will account for this transaction as a business combination, and management is currently in the process of evaluating the preliminary purchase price accounting.  The Partnership intends to engage a third-party valuation firm to assist in the valuation of the Acquired Assets and possible intangible assets.  The operations of Acquired Assets are expected to be reported within the Partnership’s GDSO segment upon closing.

On April 22, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.68 per unit ($2.72 per unit on an annualized basis) for the period from January 1, 2015 through March 31, 2015.  On May 15, 2015, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 6, 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19.            Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries other than GLP Finance Corp. are guarantors of senior notes issued by the Partnership and GLP Finance Corp.  As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the Securities and Exchange Commission regarding financial statements of guarantors and issuers of registered guaranteed securities.  The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d).

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, the Condensed Consolidating Statements of Income for the three months ended March 31, 2015 and 2014 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

March 31, 2015

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,469	$3,876	$—	$6,345
Accounts receivable, net	409,579	1,302	—	410,881
Accounts receivable—affiliates	4,059	1,045	(1,259)	3,845
Inventories	371,627	—	—	371,627
Brokerage margin deposits	33,737	—	—	33,737
Derivative assets	57,470	—	—	57,470
Prepaid expenses and other current assets	73,504	619	—	74,123
Total current assets	952,445	6,842	(1,259)	958,028
Property and equipment, net	1,128,262	45,821	—	1,174,083
Intangible assets, net	79,772	277	—	80,049
Goodwill	215,924	86,063	—	301,987
Other assets	54,637	—	—	54,637
Total assets	$2,431,040	$139,003	$(1,259)	$2,568,784
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$306,937	$583	$—	$307,520
Accounts payable - affiliates	1,045	214	(1,259)	—
Working capital revolving credit facility—current portion	125,400	—	—	125,400
Environmental liabilities—current portion	3,085	—	—	3,085
Trustee taxes payable	90,183	—	—	90,183
Accrued expenses and other current liabilities	60,394	524	—	60,918
Derivative liabilities	48,272	—	—	48,272
Total current liabilities	635,316	1,321	(1,259)	635,378
Working capital revolving credit facility—less current portion	150,000	—	—	150,000
Revolving credit facility	517,400	—	—	517,400
Senior notes	368,316	—	—	368,316
Environmental liabilities—less current portion	72,186	—	—	72,186
Deferred tax liability	120,708	—	—	120,708
Other long-term liabilities	61,811	—	—	61,811
Total liabilities	1,925,737	1,321	(1,259)	1,925,799
Partners’ equity
Global Partners LP equity	505,303	88,474	—	593,777
Noncontrolling interest	—	49,208	—	49,208
Total partners’ equity	505,303	137,682	—	642,985
Total liabilities and partners’ equity	$2,431,040	$139,003	$(1,259)	$2,568,784

GLOBAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,478	$2,678	$1,082	$5,238
Accounts receivable, net	455,603	1,307	820	457,730
Accounts receivable—affiliates	3,222	820	(139)	3,903
Inventories	336,813	—	—	336,813
Brokerage margin deposits	17,198	—	—	17,198
Derivative assets	83,826	—	—	83,826
Prepaid expenses and other current assets	55,881	634	—	56,515
Total current assets	954,021	5,439	1,763	961,223
Property and equipment, net	778,385	46,666	—	825,051
Intangible assets, net	45,870	3,032	—	48,902
Goodwill	68,015	86,063	—	154,078
Other assets	50,723	—	—	50,723
Total assets	$1,897,014	$141,200	$1,763	$2,039,977
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$454,267	$1,671	$681	$456,619
Line of credit	—	700	—	700
Environmental liabilities—current portion	3,101	—	—	3,101
Trustee taxes payable	105,744	—	—	105,744
Accrued expenses and other current liabilities	81,686	1,134	—	82,820
Derivative liabilities	58,507	—	—	58,507
Total current liabilities	703,305	3,505	681	707,491
Working capital revolving credit facility—less current portion	100,000	—	—	100,000
Revolving credit facility	133,800	—	—	133,800
Senior notes	368,136	—	—	368,136
Environmental liabilities—less current portion	34,462	—	—	34,462
Deferred tax liability	14,078	—	—	14,078
Other long-term liabilities	45,854	—	—	45,854
Total liabilities	1,399,635	3,505	681	1,403,821
Partners’ equity
Global Partners LP equity	497,379	88,481	1,082	586,942
Noncontrolling interest	—	49,214	—	49,214
Total partners’ equity	497,379	137,695	1,082	636,156
Total liabilities and partners’ equity	$1,897,014	$141,200	$1,763	$2,039,977

GLOBAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,975,185	$8,050	$(4,119)	$2,979,116
Cost of sales	2,812,472	2,205	(4,119)	2,810,558
Gross profit	162,713	5,845	—	168,558

Costs and operating expenses:
Selling, general and administrative expenses	48,026	760	—	48,786
Operating expenses	66,317	2,339	—	68,656
Amortization expense	2,586	2,755	—	5,341
Loss on asset sales	437	—	—	437
Total costs and operating expenses	117,366	5,854	—	123,220

Operating income	45,347	(9)	—	45,338

Interest expense	(13,958)	(5)	—	(13,963)

Income before income tax expense	31,389	(14)	—	31,375

Income tax expense	(966)	—	—	(966)

Net income	30,423	(14)	—	30,409

Net income attributable to noncontrolling interest	—	6	—	6

Net income attributable to Global Partners LP	30,423	(8)	—	30,415

Less: General partner’s interest in net income, including incentive distribution rights	2,179	—	—	2,179

Limited partners’ interest in net income	$28,244	$(8)	$—	$28,236

GLOBAL PARTNERS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$5,114,874	$8,145	$(6,091)	$5,116,928
Cost of sales	4,962,534	1,461	(6,091)	4,957,904
Gross profit	152,340	6,684	—	159,024

Costs and operating expenses:
Selling, general and administrative expenses	36,543	755	—	37,298
Operating expenses	45,180	2,772	—	47,952
Amortization expense	1,773	2,755	—	4,528
Loss on asset sales	663	—	—	663
Total costs and operating expenses	84,159	6,282	—	90,441

Operating income	68,181	402	—	68,583

Interest expense	(11,066)	(41)	—	(11,107)

Income before income tax expense	57,115	361	—	57,476

Income tax expense	(322)	—	—	(322)

Net income	56,793	361	—	57,154

Net income attributable to noncontrolling interest	—	(144)	—	(144)

Net income attributable to Global Partners LP	56,793	217	—	57,010

Less: General partner’s interest in net income, including incentive distribution rights	1,508	—	—	1,508

Limited partners’ interest in net income	$55,285	$217	$—	$55,502

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(117,146)	$3,231	$(113,915)
Cash flows from investing activities
Acquisitions	(405,478)	—	(405,478)
Capital expenditures	(12,712)	(1,333)	(14,045)
Proceeds from sale of property and equipment	1,044	—	1,044
Net cash used in investing activities	(417,146)	(1,333)	(418,479)
Cash flows from financing activities
Borrowings from on working capital revolving credit facility	175,400	—	175,400
Borrowings from revolving credit facility	383,600	—	383,600
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(2,442)	—	(2,442)
Noncontrolling interest capital contribution	1,880	—	1,880
Distribution to noncontrolling interest	(1,880)	—	(1,880)
Distributions to partners	(22,357)	—	(22,357)
Net cash provided by (used in) financing activities	534,201	(700)	533,501
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(91)	1,198	1,107
Cash and cash equivalents at beginning of period	2,560	2,678	5,238
Cash and cash equivalents at end of period	$2,469	$3,876	$6,345

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$48,362	$4,784	$53,146
Cash flows from investing activities
Capital expenditures	(12,301)	(774)	(13,075)
Proceeds from sale of property and equipment	1,746	—	1,746
Net cash used in investing activities	(10,555)	(774)	(11,329)
Cash flows from financing activities
Payments on working capital revolving credit facility	(20,200)	—	(20,200)
Noncontrolling interest capital contribution	2,400	—	2,400
Distribution to noncontrolling interest	(2,400)	—	(2,400)
Distributions to partners	(17,770)	—	(17,770)
Net cash used in financing activities	(37,970)	—	(37,970)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(163)	4,010	3,847
Cash and cash equivalents at beginning of period	8,371	846	9,217
Cash and cash equivalents at end of period	$8,208	$4,856	$13,064

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “may,” “believe,” “should,” “could,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “continue,” “will likely result,” or other similar expressions.  In addition, any statement made by our management concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions by us are also forward-looking statements.  Although we believe these forward-looking statements are reasonable as and when made, there may be events in the future that we are not able to predict accurately or control, and there can be no assurance that future developments affecting our business will be those that we anticipate.  Additionally, all statements concerning our expectations regarding future operating results are based on current forecasts for our existing operations and do not include the potential impact of any future acquisitions.  The factors listed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as any cautionary language in this report, describe the known material risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Additional factors or events that may emerge from time to time, or those that we currently deem to be immaterial, could cause our actual results to differ, and it is not possible for us to predict all of them.  You are cautioned not to place undue reliance on the forward-looking statements contained herein.  The following factors are among those that may cause actual results to differ materially and adversely from our forward-looking statements:

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

•                     We may not be able to fully implement or capitalize upon planned growth projects.  Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or decrease in cash available for distribution to our unitholders.

•                     Erosion of the value of the Mobil brand could adversely affect our gasoline sales and customer traffic.

•                     Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

•                     Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for delivering crude oil by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

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

•                     Our risk management policies cannot eliminate all commodity risk or basis risk or the impact of unfavorable market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company that engages in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  We also receive revenue from convenience store sales and gasoline station rental income.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of March 31, 2015, we had a portfolio of 1,447 owned, leased and/or supplied gasoline stations, including 287 convenience stores, primarily in the Northeast.

Collectively, we sold approximately $2.9 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three months ended March 31, 2015.  In addition, we had other revenues of approximately $83.1 million, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the New York Mercantile Exchange (“NYMEX”) and Chicago Mercantile Exchange (“CME”), IntercontinentalExchange (“ICE”) or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

Operating Segments

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane.  We sell branded and unbranded gasoline and gasoline blendstocks and diesel to branded and unbranded gasoline customers and other resellers of transportation fuels.  We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts.  We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol either to be used for bulk trading purposes or for blending with gasoline through our terminal system.  A RIN is a renewable identification number associated with government-mandated renewable fuel standards.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”).  Our Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that we may choose to import.

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers.  Station operations include convenience stores, rental income from gasoline stations leased to dealers or commissioned agents and sundry (car wash sales, lottery and ATM commissions).

As of March 31, 2015, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company Operated	287
Commissioned Agents	269
Lessee Dealers	211
Contract Dealers	680
Total	1,447

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas.  In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms.  We generally arrange for the delivery of the product to the customer’s designated location, and we respond to publicly-issued requests for product proposals and quotes.  Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

For the three months ended March 31, 2015 and 2014, our Commercial segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis.  However, we have elected to present segment disclosures for our Commercial segment as we believe such disclosures are meaningful to users of our financial information.

Seasonality

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute.  Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil sales are generally higher during the first and fourth quarters of the calendar year.  These factors may result in fluctuations in our quarterly operating results.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts and cents per gallon):

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to Global Partners LP	$30,415	$57,010
Net income per diluted limited partner unit (1)	$0.92	$2.03
EBITDA (2)	$71,841	$86,494
Distributable cash flow (3)	$53,710	$69,520
Wholesale Segment:
Volume (gallons)	1,152,955	1,433,421
Sales
Gasoline and gasoline blendstocks	$776,143	$1,994,556
Crude oil (4)	252,110	591,229
Other oils and related products (5)	943,693	1,412,771
Total	$1,971,946	$3,998,556
Product margin
Gasoline and gasoline blendstocks	$29,829	$49,663
Crude oil (4)	15,257	23,490
Other oils and related products (5)	35,007	34,616
Total	$80,093	$107,769
Gasoline Distribution and Station Operations Segment (6):
Volume (gallons)	341,458	236,667
Sales
Gasoline	$697,334	$768,904
Station operations (7)	83,075	33,972
Total	$780,409	$802,876
Product margin
Gasoline	$61,699	$33,280
Station operations (7)(8)	36,723	19,797
Total	$98,422	$53,077
Commercial Segment:
Volume (gallons)	126,382	116,265
Sales	$226,761	$315,496
Product margin	$11,558	$12,329
Combined sales and product margin:
Sales	$2,979,116	$5,116,928
Product margin (9)	$190,073	$173,175
Depreciation allocated to cost of sales	(21,515)	(14,151)
Combined gross profit	$168,558	$159,024

GDSO portfolio as of March 31 2015 and 2014,	2015	2014
Company operated	287	124
Commissioned agents	269	212
Lessee dealers	211	199
Contract dealers	680	399
Total GDSO portfolio	1,447	934

Weather conditions:
Normal heating degree days	2,870	2,870
Actual heating degree days	3,456	3,129
Variance from normal heating degree days	20%	9%
Variance from prior period actual heating degree days	10%	11%

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

(4)          Crude oil consists of our crude oil sales and revenue from our logistics activities.

(5)          Other oils and related products primarily consist of distillates, residual oil and propane.

(6)          For the three months ended March 31, 2015, the GDSO segment includes the January 2015 acquisition of Warren (see Note 2 of Notes to Consolidated Financial Statements).  As the Warren assets were not in place prior to January 2015, the above results are not directly comparable to the prior period.

(7)          Station operations primarily consist of convenience stores sales at our directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.

(8)          For the three months ended March 31, 2014, station operations includes the reclass of loss on asset sales from product margin to operating expenses to conform with our current presentation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of net income to EBITDA:
Net income	$30,409	$57,154
Net loss (income) attributable to noncontrolling interest	6	(144)
Net income attributable to Global Partners LP	30,415	57,010
Depreciation and amortization, excluding the impact of noncontrolling interest	26,499	18,072
Interest expense, excluding the impact of noncontrolling interest	13,961	11,090
Income tax expense	966	322
EBITDA	$71,841	$86,494

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(113,915)	$53,146
Net changes in operating assets and liabilities and certain non-cash items	172,796	23,714
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,967)	(1,778)
Interest expense, excluding the impact of noncontrolling interest	13,961	11,090
Income tax expense	966	322
EBITDA	$71,841	$86,494

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Reconciliation of net income to distributable cash flow:
Net income	$30,409	$57,154
Net loss (income) attributable to noncontrolling interest	6	(l44)
Net income attributable to Global Partners LP	30,415	57,010
Depreciation and amortization, excluding the impact of noncontrolling interest	26,499	18,072
Amortization of deferred financing fees and senior notes discount	1,638	1,388
Amortization of routine bank refinancing fees	(1,121)	(1,001)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(3,721)	(5,949)
Distributable cash flow	$53,710	$69,520

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(113,915)	$53,146
Net changes in operating assets and liabilities and certain non-cash items	172,796	23,714
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,967)	(1,778)
Amortization of deferred financing fees and senior notes discount	1,638	1,388
Amortization of routine bank refinancing fees	(1,121)	(1,001)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(3,721)	(5,949)
Distributable cash flow	$53,710	$69,520

Consolidated Sales

Our total sales were $3.0 billion and $5.1 billion for the three months ended March 31, 2015 and 2014, respectively, a decrease of $2.1 billion, or 41%, primarily due to a decrease in prices and, to a lesser extent, a decrease in volume sold.  Our aggregate volume of product sold was 1.6 billion gallons and 1.8 billion gallons for the three months ended March 31, 2015 and 2014, respectively.  The 165 million decrease in volume sold includes a decrease of 280 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks and crude oil.  The decrease in volume sold was offset by increases of 105 million gallons in our GDSO segment, primarily as a result of the Warren acquisition, and 10 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $168.6 million and $159.0 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $9.6 million, or 6%, due primarily to the Warren acquisition in January 2015, which significantly contributed to our GDSO segment, and to improved product margins in our GDSO segment from declining gasoline prices during the first quarter of 2015.  While our Wholesale product margin in gasoline was positively impacted due to favorable market conditions for the three months ended March 31, 2015, our product margin in gasoline blendstocks was significantly less in the first quarter of 2015 than in the first quarter of 2014.  During the first quarter of 2014, severe weather conditions and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks, primarily ethanol, as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.8 billion and $2.0 billion for the three months ended March 31, 2015 and 2014, respectively.  The decrease of $1.2 billion, or 61%, was due to a decrease in volume sold and in gasoline prices during the first quarter.

Our gasoline and gasoline blendstocks product margin was $29.8 million and $49.7 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of $19.9 million, or 40%, primarily in gasoline blendstocks.  During the first quarter of 2014, severe weather conditions and resulting rail congestion contributed to very favorable market conditions for us in gasoline blendstocks, primarily ethanol, as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product.  Our product margin for gasoline for the first quarter of 2015 was positively impacted compared to the same period in 2014 due to favorable market conditions.

Crude Oil.  Crude oil sales and logistics revenues were $0.3 billion and $0.6 billion for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.3 billion, due to a decline in crude oil prices and to a decrease in volume sold due to, in part, unfavorable market conditions.  Our crude oil product margin decreased by $8.2 million, or 35%, to $15.3 million for the first quarter of 2015 from $23.5 million for the first quarter of 2014 primarily for these same reasons and to a $5.0 million reserve related to a customer dispute.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.9 billion and $1.4 billion for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.5 million due to a decline in prices.  Our product margin from other oils and related products was $35.0 million and $34.6 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.4 million.  Our product margins related to weather-sensitive products were positively impacted for the first quarter in 2015 and 2014 due to colder weather.  Temperatures were 20% colder than normal during the first quarter of 2015 and 9% colder than normal during the first quarter of 2014.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.7 billion and $0.8 billion for the three months ended March 31, 2015 and 2014, respectively, a $0.1 billion decrease due to a decline in prices which more than offset the increase in volume sold due to the Warren acquisition.  Our product margin from gasoline distribution was $61.7 million and $33.3 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $28.4 million, or 85%, due to the Warren acquisition and declining gasoline prices during the first quarter of 2015.

Station Operations.  Our station operations, which include convenience stores sales at our directly operated stores, rental income from gasoline stations leased to dealers or commissioned agents and sundry such as car wash sales, lottery and ATM commissions, collectively generated revenues of $83.1 million and $34.0 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $49.1 million.  Our product margin from station operations was $36.7 million and $19.8 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $16.9 million.  The increases in sales and product margin were primarily due to the Warren acquisition.

Results for Commercial Segment

Our commercial sales were $0.2 billion and $0.3 billion for the three months ended March 31, 2015 and 2014, respectively, a decrease of $0.1 billion due to a decline in prices which more than offset the increase in volume sold.  Our commercial product margin was $11.6 million and $12.3 million for the three months ended March 31, 2015 and 2014, respectively.  In our Commercial segment, residual oil accounted for approximately 46% of our total commercial volume sold for each of the three months ended March 31, 2015 and 2014.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses were $48.8 million and $37.3 million, for the three months ended March 31, 2015 and 2014, respectively, an increase of $11.5 million, or 31%, primarily due to the Warren acquisition.  The increase in SG&A expenses was due to an increase in wages and benefits of $6.8 million, primarily due to an increase in headcount, $4.4 million of acquisition costs related to Warren, $2.3 million in a restructuring charge associated with the Warren acquisition and $2.2 million of other SG&A expenses.  The increase in SG&A expenses was offset by a decrease of $4.2 million in in incentive compensation.

Operating Expenses

Operating expenses were $68.7 million and $47.9 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $20.8 million, or 43%, primarily due to the Warren acquisition..

Amortization Expense

Amortization expense related to our intangible assets was $5.3 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively.  The increase of $0.8 million was primarily due to the intangible assets acquired in the Warren acquisition

Interest Expense

Interest expense was $14.0 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $2.9 million, or 26%, primarily to increased interest related to our 6.25% Notes (see Note 6 to Notes to Consolidated Financial Statements) and to additional borrowings related to the Warren acquisition.

Income Tax Expense

Income tax expense of $0.9 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net (Loss) Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net (loss) income attributable to noncontrolling interest of ($6,000) and $144,000 for the three months ended March 31, 2015 and 2014, respectively, represents the 40% noncontrolling ownership of the net (loss) income reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Cash generated from operations and our working capital revolving credit facility provide our primary sources of liquidity.

Working capital increased by $68.9 million to $322.6 million at March 31, 2015 compared to $253.7 million at December 31, 2014, primarily due to a reduction in accounts payable of $149.1 million and in accounts receivable of $46.8 million as we exited the heating season.  In addition, due to favorable market conditions, we elected to use our storage capacity to hold more inventory, which increased by $34.8 million and contributed to the increase in our working capital revolving credit facility.  The acquisition of Warren also contributed modestly to the increase in working capital.  The net increases more than offset a $125.4 million increase in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year.

Cash Distributions

During 2015, we paid the following cash distributions to our common unitholders and our general partner:

Cash Distribution		Distribution Paid for the
Payment Date	Total Paid	Quarterly Period Ended
February 13, 2015	$22.4 million	Fourth quarter 2014

On April 22, 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.68 per unit ($2.72 per unit on an annualized basis) for the period from January 1, 2015 through March 31, 2015 to our unitholders of record as of the close of business on May 6, 2015.  We expect to pay the cash distribution of approximately $23.3 million on May 15, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2015 were as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Credit facility obligations (1)	$564,582	$14,114	$475,747	$74,721	$—
Senior notes obligations (2)	550,782	23,438	46,875	46,875	433,594
Operating lease obligations (3)	703,026	129,071	278,586	150,322	145,047
Capital lease obligations	607	132	469	6	—
Other long-term liabilities (4)	182,761	13,394	38,004	43,483	87,880
Total	$2,001,758	$180,149	$839,681	$315,407	$666,521

(1)    Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2015 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)    Includes principal and interest on the 6.25% Notes.  No principal payments are required prior to maturity.

(3)    Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights, barging agreements and a lease with a related party.  In January 2015, we acquired the Revere, Massachusetts terminal we previously leased with a related party, GPC (see Note 2 of Notes to Consolidated Financial Statements).

(4)    Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil, amounts related to our pipeline connection agreements with Tesoro Logistics and pension and deferred compensation obligations.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $3.7 million and $5.9 million in maintenance capital expenditures for the three months ended March 31, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, and new-to-industry gasoline stations and convenience stores and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $369.9 million and $7.1 million in expansion capital expenditures for the three months ended March 31, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

Specifically, for the three months ended March 31, 2015, expansion capital expenditures included approximately $359.6 million in property and equipment associated with the acquisitions of Warren and the Revere Terminal.  In addition, we had $10.3 million in expansion capital expenditures which consists of (i) $6.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, (ii) $2.6 million in costs associated with our crude oil activities, including, in part, tank construction projects, rail expansion and improvement costs and equipment upgrades and (iii) $1.3 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals.

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

Certain of the $2.6 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(113,915)	$53,146
Net cash used in investing activities	$(418,479)	$(11,329)
Net cash provided by used in financing activities	$533,501	$(37,970)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was $(113.9) million and $53.1 million for the three months ended March 31, 2015 and 2014, respectively, for a period-over-period increase in cash used in operating activities of $167.0 million, exclusive of acquisitions.  The primary drivers of the change include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2015	2014	Change
Decrease in accounts receivable	$52,186	$41,898	$10,288
(Increase) decrease in inventories	$(15,614)	$112,328	$(127,942)
(Decrease) increase in accounts payable	$(170,646)	$(182,076)	$11,430

The decreases in accounts receivable and accounts payable were primarily due to the change in activity as we exited the heating season.  In addition, due to favorable market conditions, we elected to use our storage capacity to carry increased levels of inventory.

For the three months ended March 31, 2014, the decreases in accounts receivable, inventories and accounts payable primarily reflect the change in activity as we exited the heating season.  The decreases in accounts payable and inventories were also due to carrying lower levels of inventory, in part as a result of extreme cold and snow which reduced crude oil activity.

Net cash used in investing activities was $418.5 million for the three months ended March 31, 2015 and included $381.8 million and $23.7 million in cash used to fund the acquisitions of Warren and the Revere Terminal, respectively, $10.3 million in expansion capital expenditures and $3.7 million in maintenance capital expenditures, offset by $1.0 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2014 and included $7.1 million in expansion capital expenditures and $5.9 million in maintenance capital expenditures, offset by $1.7 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2015 and 2014.

Net cash provided by financing activities was $533.5 million for the three months ended March 31, 2015 and included $383.6 million in borrowings on our revolving credit facility to fund the acquisitions of Warren and the Revere Terminal, $175.4 million in borrowings on our working credit facility and $1.9 million in capital contributions from our noncontrolling interest at Basin Transload.  Net cash provided by financing activities was offset by $22.4 million in cash distributions to our common unitholders and our general partner, $2.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations, $1.9 million distributions to our noncontrolling interest at Basin Transload and $0.7 million in net payments on our line of credit related to Basin Transload.

Net cash used in financing activities was $38.0 million for the three months ended March 31, 2014 and included $20.2 million in net payments on our working capital revolving credit facility and $17.8 million in cash distributions to our common unitholders and our general partner.

Credit Agreement

As of March 31, 2015, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of March 31, 2015, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 3.4% and 3.6% for the three months ended March 31, 2015 and 2014, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of March 31, 2015, we had total borrowings outstanding under the credit agreement of $792.8 million, including $517.4 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $59.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $0.9 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2015.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

6.25% Senior Notes

On June 19, 2014, we and GLP Finance (the “Issuers”) entered into a purchase agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

Indenture

In connection with the private placement of the 6.25% Notes on June 24, 2014, the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “Indenture”).

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

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes have been exchanged for SEC registered notes.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at March 31, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We did not capitalize additional financing fees for the three months ended March 31, 2015 and 2014.  Amortization expense of approximately $1.5 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of income.  Unamortized fees are included in other current assets and other long-term assets.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

As of March 31, 2015, we had total borrowings outstanding under our credit agreement of $792.8 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $7.9 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at March 31, 2015, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in the fair value of this instrument are recorded in earnings.

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

At March 31, 2015, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31, 2015	Effect of 10% Price Increase	Effect of 10% Price Decrease
Exchange traded derivative contracts	$78,249	$(27,330)	$27,330
Forward derivative contracts	9,197	(10,359)	10,359
	$87,446	$(37,689)	$37,689

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2015.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $33.7 million at March 31, 2015.

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

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation and the existence of a material weakness in our internal control over financial reporting (discussed below), and with insufficient time to fully evaluate and test, under sampling standards, the quarterly controls to address the material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Based on our internal review, steps to remediate the material weakness in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Internal Control Over Financial Reporting

For the year ended December 31, 2014, management concluded that material weaknesses existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Specifically, at December 31, 2014, management’s review of the valuation of forward commodity purchase and sales contracts was not sufficiently precise; however, the lack of precision during the performance of the control resulting in this material weakness did not have an impact on the December 31, 2014 financial statements.  We are putting in place timely controls and developing systems and designing controls to improve the process of the valuation protocol which will enhance the quality of management’s review of these valuations, and once they have been in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.  Due to having insufficient time to fully evaluate and test, under sampling standards, the quarterly controls, management has determined that we did not maintain effective internal control over financial reporting as of March 31, 2015.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

On March 26, 2015, we received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to our terminal located at 101 and 186 Lee Burbank Highway, Revere, Massachusetts (the “Terminal”), alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires us to submit a plan to remedy the reported violations of the NPDES Permit.  We have responded to the NON with a plan, which includes modifications to the storm water management system at the Terminal.  We have determined that compliance with the NON and implementation of the plan will have no material impact on our operations.

We have a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to us in connection with certain agreements for the purchase and sale of ethanol.  The parties have agreed to arbitrate under the rules of the American Arbitration Association.  We filed for arbitration on March 24, 2015.  We believe we have meritorious positions and intend to vigorously pursue a favorable result in connection with this dispute.

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against us and Cascade Kelly alleging violations of the Clean Air Act (“CAA”).  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  We have meritorious defenses to the lawsuit and will vigorously contest the actions taken by the Plaintiffs.

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

On December 30, 2013, the Oregon Department of Environmental Quality (“ODEQ”) unilaterally modified (the “Modification”) an air emissions permit held by Cascade Kelly, which covers both the production of ethanol and transshipping of crude oil by our bio-refinery in Clatskanie, Oregon (the “Combined Permit”).  This Modification proposed to limit the number of trains carrying crude oil that the bio-refinery can receive as part of our transloading operations.  We submitted a request for a hearing to contest the Modification, which allowed the Combined Permit to remain in effect pending this appeal.  On March 27, 2014, ODEQ issued us a civil penalty assessment (“CPA”) of $117,292 claiming that we were in violation of the Combined Permit because we may have received more crude oil than the Combined Permit allows.  We had meritorious defenses to the Modification and the allegations in the CPA. We deny any wrong doing but resolved the dispute related to the Modifications and the CPA with ODEQ in February 2015.  As part of the settlement with ODEQ, we will pay a total of $102,292.

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

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, reporting requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (the “NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s air emissions license.  We have responded to the Supplemental NOV and anticipate further negotiations with the EPA.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 1A.            Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended March 31, 2015:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit($)	Programs(1)	Programs(1)
January 1 – January 31, 2015	—	—	—	—
February 1 – February 28, 2015	—	—	—	—
March 1 – March 31, 2015	65,325	37.35	—	450,635

(1)          In May 2009, the board of directors of our general partner authorized the repurchase of our common units for the purpose of meeting our general partner’s anticipated obligations to deliver common units under the Long-Term Incentive Plan (“LTIP”) and meeting the general partner’s obligations under existing employment agreements and other employment related obligations of the general partner.  Our general partner is currently authorized to acquire up to 1,242,427 of our common units in the aggregate over an extended period of time, consistent with the general partner’s obligations under the LTIP and employment agreements.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time, and are subject to price, economic and market conditions, applicable legal requirements and available liquidity.

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

2.2	—

First Amendment to Stock Purchase Agreement dated as of December 12, 2014 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 13, 2015).

2.3	—

Second Amendment to Stock Purchase Agreement dated as of January 7, 2015 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on January 13, 2015).

2.4**	—

Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015).

2.5**	—

Sale And Purchase Agreement, dated as of April 9, 2015, by and among Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC, as Seller and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 15, 2015).

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

10.1^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015).

10.2^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2015).

10.3^	—

Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015 (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 13, 2015).

10.4	—

Amended and Restated Services Agreement, dated as of March 11, 2015, by and between AE Holdings Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on March 13, 2015).

10.5	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2015).

10.6	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2015).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 8, 2015		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2015		By:	/s/ Daphne H. Foster
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

2.2	—

First Amendment to Stock Purchase Agreement dated as of December 12, 2014 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 13, 2015).

2.3	—

Second Amendment to Stock Purchase Agreement dated as of January 7, 2015 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on January 13, 2015).

2.4**	—

Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 21, 2015).

2.5**	—

Sale And Purchase Agreement, dated as of April 9, 2015, by and among Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC, as Seller and Global Partners LP, as Buyer (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 15, 2015).

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

10.1^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2015).

10.2^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2015).

10.3^	—

Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015 (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 13, 2015).

Exhibit Number		Description

10.4	—

Amended and Restated Services Agreement, dated as of March 11, 2015, by and between AE Holdings Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10-K filed on March 13, 2015).

10.5	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10-K filed on March 13, 2015).

10.6	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2015).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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