Form 10-Q
period 2015-06-30
GLOBAL PARTNERS LP
filed 2015-08-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

`Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 33,995,563 common units outstanding as of August 4, 2015.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$11,187	$5,238
Accounts receivable, net	375,573	457,730
Accounts receivable—affiliates	5,275	3,903
Inventories	429,039	336,813
Brokerage margin deposits	18,990	17,198
Derivative assets	47,153	83,826
Prepaid expenses and other current assets	80,716	56,515
Total current assets	967,933	961,223
Property and equipment, net	1,240,539	825,051
Intangible assets, net	79,883	48,902
Goodwill	443,414	154,078
Other assets	49,941	50,723
Total assets	$2,781,710	$2,039,977
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$332,412	$456,619
Working capital revolving credit facility—current portion	118,200	—
Line of credit	—	700
Environmental liabilities—current portion	3,067	3,101
Trustee taxes payable	94,057	105,744
Accrued expenses and other current liabilities	60,709	82,820
Derivative liabilities	46,066	58,507
Total current liabilities	654,511	707,491
Working capital revolving credit facility—less current portion	150,000	100,000
Revolving credit facility	268,000	133,800
Senior notes	663,673	368,136
Environmental liabilities—less current portion	71,938	34,462
Financing obligation	89,613	—
Other long-term liabilities	146,399	59,932
Total liabilities	2,044,134	1,403,821
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,542,344 outstanding at June 30, 2015 and 30,995,563 units issued and 30,604,961 outstanding at December 31, 2014)	699,935	599,406
General partner interest (0.67% and 0.74% interest with 230,303 equivalent units outstanding at June 30, 2015 and December 31, 2014, respectively)	1,709	788
Accumulated other comprehensive loss	(11,952)	(13,252)
Total Global Partners LP equity	689,692	586,942
Noncontrolling interest	47,884	49,214
Total partners’ equity	737,576	636,156
Total liabilities and partners’ equity	$2,781,710	$2,039,977

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$2,680,088	$4,569,620	$5,659,204	$9,686,548
Cost of sales	2,535,900	4,481,935	5,346,458	9,439,839
Gross profit	144,188	87,685	312,746	246,709
Costs and operating expenses:
Selling, general and administrative expenses	45,391	31,673	94,177	68,971
Operating expenses	72,168	51,029	140,824	98,981
Amortization expense	3,070	4,524	8,411	9,052
Loss on asset sales	213	397	650	1,060
Total costs and operating expenses	120,842	87,623	244,062	178,064
Operating income	23,346	62	68,684	68,645
Interest expense	(16,451)	(12,246)	(30,414)	(23,353)
Income (loss) before income tax expense	6,895	(12,184)	38,270	45,292
Income tax benefit (expense)	719	(94)	(247)	(416)
Net income (loss)	7,614	(12,278)	38,023	44,876
Net income attributable to noncontrolling interest	(396)	(441)	(390)	(585)
Net income (loss) attributable to Global Partners LP	7,218	(12,719)	37,633	44,291
Less: General partner’s interest in net income (loss), including incentive distribution rights	2,671	1,033	4,850	2,541
Limited partners’ interest in net income (loss)	$4,547	$(13,752)	$32,783	$41,750
Basic net income (loss) per limited partner unit	$0.15	$(0.50)	$1.06	$1.53
Diluted net income (loss) per limited partner unit	$0.15	$(0.50)	$1.06	$1.53
Basic weighted average limited partner units outstanding	31,037	27,244	30,819	27,252
Diluted weighted average limited partner units outstanding	31,214	27,244	30,978	27,313

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$7,614	$(12,278)	$38,023	$44,876
Other comprehensive income:
Change in fair value of cash flow hedges	1,295	212	1,478	871
Change in pension liability	(269)	343	(178)	(266)
Total other comprehensive income	1,026	555	1,300	605
Comprehensive income (loss)	8,640	(11,723)	39,323	45,481
Comprehensive income attributable to noncontrolling interest	(396)	(441)	(390)	(585)
Comprehensive income (loss) attributable to Global Partners LP	$8,244	$(12,164)	$38,933	$44,896

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$38,023	$44,876
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	55,240	41,175
Amortization of deferred financing fees	2,927	2,567
Amortization of leasehold interests	172	—
Amortization of senior notes discount	411	210
Bad debt expense	288	356
Unit‑based compensation expense	2,072	1,701
Write-off of financing fees	—	1,626
Loss on asset sales	650	1,060
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	90,971	140,340
Accounts receivable—affiliate	(1,372)	(535)
Inventories	(72,788)	82,285
Broker margin deposits	(1,792)	1,617
Prepaid expenses, all other current assets and other assets	3,749	(17,876)
Accounts payable	(145,863)	(267,283)
Trustee taxes payable	(17,225)	14,942
Change in derivatives	24,232	15,094
Financing obligation	89,613	—
Accrued expenses, all other current liabilities and other long‑term liabilities	(126,540)	(12,521)
Net cash (used in) provided by operating activities	(57,232)	49,634
Cash flows from investing activities
Acquisitions	(561,757)	—
Capital expenditures	(33,163)	(44,260)
Proceeds from sale of property and equipment	1,251	3,405
Net cash used in investing activities	(593,669)	(40,855)
Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—
Borrowings from (payments on) working capital revolving credit facility	168,200	(20,000)
Borrowings from (payments on) revolving credit facility	134,200	(162,100)
Proceeds from senior notes, net of discount	295,125	258,903
Payments on line of credit	(700)	—
Repayment of senior notes	—	(40,244)
Repurchase of common units	(2,442)	(1,824)
Noncontrolling interest capital contribution	1,880	4,200
Distribution to noncontrolling interest	(3,600)	(4,200)
Distributions to partners	(45,118)	(35,987)
Net cash provided by (used in) financing activities	656,850	(1,252)
Cash and cash equivalents
Increase in cash and cash equivalents	5,949	7,527
Cash and cash equivalents at beginning of period	5,238	9,217
Cash and cash equivalents at end of period	$11,187	$16,744
Supplemental information
Cash paid during the period for interest	$25,117	$22,130
Non-cash exchange of 6.25% senior notes due 2022	$—	$110,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2014	$599,406	$788	$(13,252)	$49,214	$636,156
Issuance of common units	109,305	—	—	—	109,305
Net income	32,783	4,850	—	390	38,023
Noncontrolling interest capital contribution	—	—	—	1,880	1,880
Distribution to noncontrolling interest	—	—	—	(3,600)	(3,600)
Other comprehensive income	—	—	1,300	—	1,300
Unit-based compensation	2,072	—	—	—	2,072
Distributions to partners	(41,688)	(3,929)	—	—	(45,617)
Repurchase of common units	(2,442)	—	—	—	(2,442)
Dividends on repurchased units	499	—	—	—	499
Balance at June 30, 2015	$699,935	$1,709	$(11,952)	$47,884	$737,576

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of June 30, 2015, the Partnership had a portfolio of 1,537 owned, leased and/or supplied gasoline stations, including 286 convenience stores, in the Northeast, Maryland and Virginia.

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, through the Partnership's wholly owned subsidiary, Global Companies LLC (“Global Companies”), the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (defined below) (“Capitol”).  See Note 2.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees and certain union personnel who are employed by GMG or Drake Petroleum Company, Inc. (“Drake Petroleum”), both of which are wholly owned subsidiaries of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership (reduced from 0.74% following the Partnership’s public offering of common units discussed in Note 9), is owned by affiliates of the Slifka family.  As of June 30, 2015, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 8,262,582 common units, representing a 24.3% limited partner interest.

Ownership by affiliates of the General Partner decreased by approximately 3,477,715 common units (from 37.9% at December 31, 2014 to  24.3% at June 30, 2015) primarily as a result of the liquidation and dissolution of AE Holdings Corp.  (“AE Holdings”).  Immediately prior to such liquidation and dissolution, the directors and executive officers of the General Partner were deemed to beneficially own the entire 5,850,000 common units that were then owned by AE Holdings.  Upon the liquidation and dissolution of AE Holdings, the 5,850,000 common units were distributed to the stockholders of AE Holdings.  An aggregate 1,956,234 common units were sold by the stockholders of AE Holdings to cover their respective tax liabilities resulting from their receipt of the common units.  Approximately 2,306,960 common units of the original 5,850,000 common units are held by the directors and executive officers of the General Partner, and the remaining 1,586,806 common units are held by unaffiliated members of the Slifka family.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The financial results of Capitol for the one month ended June 30, 2015 are included in the accompanying statements of operations for the three and six months ended June 30, 2015.  The financial results of Warren and the Revere Terminal for the three and six months ended June 30, 2015 are included in the accompanying statements of operations for the three and six months ended June 30, 2015.  The accompanying consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2015.  The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Due to the nature of the Partnership’s business and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline and gasoline blendstocks that the Partnership distributes.  Therefore, the Partnership’s volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013.  After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statement of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheets and statements of operations.

Concentration of Risk

The following table presents the Partnership’s sales, logistics revenue and rental income as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	62%	67%	56%	60%
Crude oil sales and logistics revenue	13%	14%	11%	13%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	21%	18%	30%	26%
Convenience store sales, rental income and sundry sales	4%	1%	3%	1%
Total	100%	100%	100%	100%

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2015.   The Partnership had one customer, ExxonMobil Corporation (“ExxonMobil”) that accounted for approximately 17% and 16%, respectively, of total sales for the three and six months ended June 30, 2014, respectively.

Note 2. Business Combinations

Acquisition of Warren Equities, Inc.

On January 7, 2015, the Partnership acquired, through GMG, 100% of the equity interests in Warren, one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation.  The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 320 dealers.  The acquired properties are located in the Northeast, Maryland and Virginia.  The purchase price, inclusive of post-closing adjustments, was approximately $381.8 million, including working capital.  The acquisition was funded with borrowings under the Partnership's credit facility and with proceeds from its December 2014 public offering of 3,565,000 common units.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$9,101
Inventory	19,199
Prepaid expenses and other current assets	13,281
Property and equipment	253,097
Intangibles	36,560
Other non-current assets	16,605
Total identifiable assets purchased	347,843
Liabilities assumed:
Accounts payable	(21,620)
Assumption of environmental liabilities	(36,088)
Taxes payable	(5,538)
Accrued expenses	(13,890)
Long-term deferred taxes	(74,154)
Other non-current liabilities	(9,739)
Total liabilities assumed	(161,029)
Net identifiable assets acquired	186,814
Goodwill	195,015
Net assets acquired	$381,829

During the quarter ended June 30, 2015, the Partnership recorded certain changes to the preliminary purchase accounting, specifically related to the values assigned to property and equipment, long-term deferred taxes and certain working capital assets and liabilities.  The impact of these changes increased goodwill from $147.9 million at March 31, 2015 to $195.0 million at June 30, 2015.

The following represents the change in goodwill from the period ended March 31, 2015 to June 30, 2015 (in thousands):

Goodwill – March 31, 2015	$147,909
Decrease in fair value of property and equipment	78,194
Decrease in long-term deferred taxes	(31,701)
Increase in working capital assets and liabilities	613
Goodwill – June 30, 2015	$195,015

Management is currently in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Warren’s property and equipment, intangible assets consisting of supply contracts and favorable leasehold interests, and unfavorable leasehold interests.  This valuation continues to be in progress and, at June 30, 2015, the estimated fair values of property and equipment of $253.1 million, intangibles assets of $36.6 million ($35.8 million of supply contracts and $0.8 million of favorable leasehold interests), and unfavorable leasehold interests of $2.5 million, which are included in other non-current liabilities, were developed by management based on their estimates, assumptions and acquisition history including preliminary reports from the third-party valuation firm.  The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm.

The fair value of $36.1 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history, including preliminary reports from third-

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

party environmental engineers (see Note 12).  The fair value of the environmental liabilities will be supported by the assessment performed by the third-party environmental engineers.

The long-term deferred tax liabilities of $74.2 million and short-term deferred tax assets of $2.1 million included in other current assets are primarily related to temporary differences associated with the fair value allocations of property and equipment and intangible assets, which are not deductible for tax purposes, net of acquired environmental liabilities and other deductible accrued liabilities.

The fair value of loan receivables purchased of $25.0 million was estimated by management based on the receivable’s payment terms,  assumptions of current interest rates and collectability and is included in other current assets and other non-current assets. The gross contractual amount for these loan receivables is $29.1 million, of which the Partnership estimates $2.4 million is not collectible.

The fair values of the remaining Warren assets and liabilities noted above approximate their carrying values at January 7, 2015.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon on its estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

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

As part of the purchase price allocation, identifiable intangible assets include supply contracts and favorable leasehold interests that are being amortized over seven to ten years and five years, respectively.  The weighted average life over which these acquired intangibles are being amortized is approximately ten and five years, respectively.  The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition.  The Partnership determines the renewal assumptions used based on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions.  The supply contracts had a weighted average term of approximately five years prior to their next renewal.  As the purchase price accounting is preliminary, the final assumptions related to the likelihood of renewals remains in process.  Amortization expense related to the supply contracts amounted to $1.1 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (7/1/2015-12/31/2015)	$1,873
2016	3,745
2017	3,745
2018	3,745
2019	3,745
Thereafter	17,075
Total	$33,928

Amortization related to the favorable leasehold interests was immaterial for the three and six months ended June 30, 2015.  The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the five succeeding years is as follows (in thousands):

2015 (7/1/2015-12/31/2015)	$76
2016	152
2017	152
2018	152
2019	152
Total	$684

The $195.0 million of goodwill was assigned to the Gasoline Distribution and Station Operations (“GDSO”) reporting unit.  The goodwill recognized is attributable primarily to expected synergies and growth opportunities for the Partnership.  For federal income tax purposes, the acquisition of Warren was deemed to be a stock purchase and, therefore, any recorded goodwill is not expected to be tax deductible.  In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for the interim period, June 1, 2014 to January 6, 2015 (Warren’s fiscal year end was May 31).  Any tax obligations will be funded by the selling shareholders.  Any tax refund will be remitted to the selling shareholders.

In connection with the acquisition of Warren, the Partnership incurred acquisition costs totaling approximately $7.1 million, of which $1.0 million and $5.4 million were recorded for the three and six months ended June 30, 2015, respectively, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The remaining acquisition costs were incurred in 2014.  Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2015.  This charge, which is principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation.  Approximately $0 and $0.5 million of the restructuring charge was paid during the three and six months ended June 30, 2015, respectively, and the remaining balance of $1.8 million is expected to be paid in full by December 31, 2015.

The acquisition of Warren complements the Partnership’s existing retail presence in the Northeast and expands its footprint into the adjacent Mid-Atlantic region.  The Warren operations have been integrated into the Partnership’s GDSO reporting segment.

Acquisition of Revere Terminal

On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies, the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Partnership, and related entities for a purchase price of $23.7 million.  The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property, and the purchase price may be adjusted in connection with any value assigned to the contingent consideration as the purchase price accounting is finalized.  The Partnership financed the transaction with available capacity under its revolving credit facility.  In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC has terminated.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including a final valuation of the assets acquired, including tangible assets, and liabilities assumed, including liability for contingent consideration.

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Property and equipment	$28,481
Total identifiable assets purchased	28,481
Liabilities assumed:
Assumption of environmental liabilities	(3,074)
Other non-current liabilities	(1,757)
Total liabilities assumed	(4,831)
Net assets acquired	$23,650

During the quarter ended June 30, 2015, the Partnership recorded certain changes to the preliminary purchase accounting, primarily related to the values assigned to property and equipment and the assumption of environmental liabilities.  The impact of these changes in the period did not change the net identifiable assets acquired.

Management is currently in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of the Revere Terminal’s property and equipment.  This valuation continues to be in progress and, during the quarter ended June 30, 2015, the Partnership received preliminary fair values of these assets which are shown in the table above.  The estimated fair value of property and equipment of $28.5 million was developed by management based on their estimates, assumptions and acquisition history including preliminary reports from the third-party valuation firm.  The estimated fair value of the property and equipment will be supported by valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment, the final purchase price accounting may be different than what is presented above.

The fair value of $3.1 million assigned to the assumption of environmental liabilities was estimated by management based on their estimates, assumptions and acquisition history, including preliminary reports from third-party environmental engineers (see Note 12).

The Partnership is continuing its review of the estimated fair value of the assets acquired and liabilities assumed.  Accordingly, the purchase price allocation, including any value attributable to contingent consideration, will be finalized

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

as the Partnership receives additional information relevant to the acquisition and the assets acquired and liabilities assumed.

The fair values of the remaining Revere Terminal liabilities noted above approximate their carrying values at January 14, 2015.

Acquisition of Capitol Petroleum Group

On June 1, 2015, the Partnership acquired 97 primarily Mobil and Exxon branded owned or leased retail gasoline stations and seven dealer supply contracts in New York City and Prince George’s County, Maryland, along with certain related supply and franchise agreements, and third-party leases and other assets associated with the operations from Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC (collectively, “Capitol Petroleum Group”).  The purchase price was approximately $156.3 million.  The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Capitol subsequent to the acquisition date.

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

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$238
Property and equipment	149,479
Intangibles	3,000
Other non-current assets	57
Total identifiable assets purchased	152,774
Liabilities assumed:
Financing obligation	(89,613)
Assumption of environmental liabilities	(225)
Other non-current liabilities	(979)
Total liabilities assumed	(90,817)
Net identifiable assets acquired	61,957
Goodwill	94,321
Net assets acquired	$156,278

Management is currently in the process of evaluating the purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Capitol’s property and equipment,  intangible assets consisting of supply contracts and favorable leasehold interests, and unfavorable leasehold interests.  This valuation continues to be in process and, during the quarter ended June 30, 2015, the Partnership received preliminary fair values of these assets.  The estimated fair value of property and equipment of $149.5 million, including $59.9 million of owned property and equipment and $89.6 million of property and equipment for certain properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting, and intangibles assets of $3.0 million

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

($2.2 million of favorable leasehold interests and $0.8 million of supply contracts) were developed by management based on their estimates, assumptions and acquisition history including preliminary reports from the third-party valuation firm.  The estimated fair value of unfavorable leasehold interests was immaterial.  The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment and intangible assets, the final purchase price accounting may be different than what is presented above.

The estimated fair value of property and equipment of $149.5 million includes $59.9 million of owned property and equipment and $89.6 million of certain properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting.  As a result of not meeting the criteria for sale accounting, the property and equipment sold and leased back by Capitol has not been derecognized and, in purchase accounting, the estimated fair value of property and equipment associated with these sites of $89.6 million has been recognized within property and equipment.  Depreciation expense associated with these sale-leaseback properties amounted to $0.3 million for the three and six months ended June 30, 2015.

The financing obligation of $89.6 million recognized is attributable to the two sale-leaseback transactions discussed above that did not meet the criteria for sale accounting and, as a result, were accounted for as financing arrangements.  These lease agreements mature on varying dates through 2029,  and the fair value of $89.6 million assigned to the financing obligation was estimated by management based on the remaining payments attributable to the lease agreements over their terms and is equal to the estimated fair value of property and equipment associated with these sites.  Over the course of the lease agreements, the lease rental payments will be classified as interest expense on the financing obligation and the pay-down of the financing obligation as opposed to operating expense.  Interest expense associated with the financing obligation as for these sale-leaseback properties amounted to $0.8 million for the three and six months ended June 30, 2015.  The financing obligation balance outstanding at June 30, 2015 was $89.6 million. The Partnership is in the process of completing its review over the valuation of the financing obligation recognized.

The fair value of $0.2 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 12).

The fair values of the remaining Capitol assets and liabilities noted above approximate their carrying values at June 1, 2015.

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

As part of the purchase price allocation, identifiable intangible assets include supply contracts and favorable leasehold interests that are being amortized over seven and two years, respectively.  The weighted average life over which these acquired intangibles are being amortized is approximately seven and two years, respectively.  The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition.  The Partnership determines the renewal assumptions used based

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions.  The supply contracts had a weighted average term of approximately one year prior to their next renewal.  As the purchase price accounting is preliminary, the final assumptions related to the likelihood of renewals remains in process.  Amortization expense related to the supply contracts was immaterial  for the three and six months ended June 30, 2015.

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (7/1/15-12/31/15)	$57
2016	114
2017	114
2018	114
2019	114
Thereafter	277
Total	$790

Amortization of favorable leasehold interests was immaterial for the three and six months ended June 30, 2015.  The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (7/1/15-12/31/15)	$550
2016	1,100
2017	458
Total	$2,108

The $94.3 million of goodwill was assigned to the GDSO reporting unit.  The goodwill recognized is attributable primarily to the expansion of the Partnership’s presence in active markets in the East Coast in which the Partnership can leverage its existing operations and dealer relationships without significant incremental expense to grow the business.  The transaction also positions the Partnership to expand through tuck-in acquisitions as well as new-to-industry sites.  The goodwill is expected to be tax deductible.  The operations of Capitol have been integrated into the Partnership’s GDSO reporting segment.

In connection with the acquisition of Capitol, the Partnership incurred acquisition costs of approximately $3.1 million which was recorded for the three and six months ended June 30, 2015 and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

The following table presents the changes in goodwill (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2014	$121,752	$32,326	$154,078
Acquisition of Warren	—	195,015	195,015
Acquisition of Capitol	—	94,321	94,321
Balance at June 30, 2015	$121,752	$321,662	$443,414

Supplemental Pro Forma Information

Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the six months ended June 30, 2015 is consistent with the amounts reported in the accompanying statement of operations for the six months ended June 30, 2015.  As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

The following unaudited pro forma information for 2015 presents the consolidated results of operations of the Partnership as if the acquisition of Capitol occurred at the beginning of the periods presented, with pro forma adjustments to give effect to certain adjustments.  The following unaudited pro forma information for 2014 presents the consolidated results of operations of the Partnership as if the acquisitions of Warren and Capitol occurred at the beginning of the periods presented, with pro forma adjustments to give effect to intercompany sales and certain other adjustments (in thousands, except per unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales	$2,797,134	$5,117,271	$5,911,504	$10,753,875
Net income (loss) attributable to Global Partners LP	$6,611	$(14,826)	$39,422	$37,097
Net income (loss) per limited partner unit, basic	$0.13	$(0.58)	$1.12	$1.27
Net income (loss) per limited partner unit, diluted	$0.13	$(0.58)	$1.12	$1.27

Pro forma information for Capitol for the three and six months ended June 30, 2014 is estimated based on annual revenues and net income.  Warren’s revenues and net income included in the Partnership’s consolidated operating results from January 7, 2015, the acquisition date, through the period ended June 30, 2015 were $0.6 billion and $4.4 million, respectively.  Capitol’s revenues and net loss included in the Partnership’s consolidated operating results from June 1, 2015, the acquisition date, through the period ended June 30, 2015 were $25.6 million and ($2.2 million), respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2015 and December 31, 2014 excluded 453,219 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP (1)	$7,218	$4,547	$2,671	$—	$(12,719)	$(13,752)	$1,033	$—
Declared distribution	$26,320	$23,543	$159	$2,618	$18,772	$17,487	$146	$1,139
Assumed allocation of undistributed net income (loss)	(19,102)	(18,996)	(106)	—	(31,491)	(31,239)	(252)	—
Assumed allocation of net income (loss)	$7,218	$4,547	$53	$2,618	$(12,719)	$(13,752)	$(106)	$1,139

Denominator:
Basic weighted average limited partner units outstanding		31,037				27,244
Dilutive effect of phantom units		177				—
Diluted weighted average limited partner units outstanding		31,214				27,244
Basic net income (loss) per limited partner unit		$0.15				$(0.50)
Diluted net income (loss) per limited partner unit (2)		$0.15				$(0.50)

(1)

As a result of the June 2015 and December 2014 issuances of 3,000,000 and 3,565,000 common units, respectively, the general partner interest was reduced to 0.67% from 0.83%.  As a result, the general partner interest was, based on a weighted average, 0.73% for the three months ended June 30, 2015.  The general partner interest was 0.83% for the three months ended June 30, 2014.

(2)

Basic units were used to calculate diluted net loss per limited partner unit for the three months ended June 30, 2014, as using the effects of phantom units would have an anti-dilutive effect on income per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (3)	$37,633	$32,783	$4,850	$—	$44,291	$41,750	$2,541	$—
Declared distribution	$49,580	$44,619	$316	$4,645	$37,095	$34,632	$289	$2,174
Assumed allocation of undistributed net income	(11,947)	(11,836)	(111)	—	7,196	7,118	78	—
Assumed allocation of net income	$37,633	$32,783	$205	$4,645	$44,291	$41,750	$367	$2,174

Denominator:
Basic weighted average limited partner units outstanding		30,819				27,252
Dilutive effect of phantom units		159				61
Diluted weighted average limited partner units outstanding		30,978				27,313
Basic net income per limited partner unit		$1.06				$1.53
Diluted net income per limited partner unit		$1.06				$1.53

(3)

As a result of the June 2015 and December 2014 issuances of 3,000,000 and 3,565,000 common units, respectively, the general partner interest was reduced to 0.67% from 0.83%.  As a result, the general partner interest was, based on a weighted average, 0.73% for the six months ended June 30, 2015.  The general partner interest was 0.83% for the six months ended June 30, 2014.

During 2015, the board of directors of the General Partner declared the following quarterly cash distribution:

Cash Distribution	Per Unit Cash		Distribution Declared for the
Declaration Date	Distribution Declared		Quarterly Period Ended
April 22, 2015	$0.6800	(1)	March 31, 2015
July 22, 2015	$0.6925	(1)	June 30, 2015

(1)

This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its third target level distribution with respect to such IDRs.

See Note 8, “Partners’ Equity and Cash Distributions” for further information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Distillates: home heating oil, diesel and kerosene	$143,540	$163,679
Gasoline	80,706	82,080
Gasoline blendstocks	33,779	33,760
Crude oil	128,632	20,769
Residual oil	21,056	20,602
Propane and other	616	5,123
Renewable identification numbers (RINs)	561	2,057
Convenience store inventory	20,149	8,743
Total	$429,039	$336,813

In addition to its own inventory, the Partnership has exchange agreements for petroleum products with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $6.3 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $15.6 million and $16.5 million at June 30, 2015 and December 31, 2014, respectively.  Exchange transactions are valued using current carrying costs and have no income statement impact.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2015:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	30,595	Thousands of barrels
Short	(35,295)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	9,940	Thousands of barrels
Short	(10,195)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	12,305	Thousands of decatherms
Short	(12,340)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$2.2	Millions of Canadian dollars
	$1.8	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)	All-in forward rate Canadian dollars (“CAD”) $1.2496 to USD $1.00.

Derivatives Accounted for as Hedges

The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

Fair Value Hedges

Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange-traded futures contracts that are entered into in the ordinary course of business.  For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged.  Gains and losses related to fair value hedges are recognized in the consolidated statement of operations through cost of sales.  These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

The Partnership’s fair value hedges include exchange-traded futures contracts and OTC derivative contracts that are hedges against inventory with specific futures contracts matched to specific barrels.  The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2015	2014	2015	2014
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(16,609)	$6,207	$9,567	$22,580

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$17,289	$(5,287)	$(6,332)	$(21,496)

Cash Flow Hedges

Derivatives designated as cash flow hedges are used to hedge interest rate risk from fluctuations in interest rates and may include various interest rate derivative instruments entered into with major financial institutions.  For a derivative instrument being designated as a cash flow hedge, the effective portion of the derivative gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the consolidated statement of operations through interest expense in the same period that the hedged exposure affects earnings.  The ineffective portion is recognized in the consolidated statement of operations immediately.

The Partnership’s cash flow hedges currently include interest rate swaps and an interest rate cap that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

•

In October 2009, the Partnership executed an interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 3.93%.

•

In April 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

•

In September 2013, the Partnership executed an interest rate swap with a major financial institution.  The swap, which became effective on October 2, 2013 and expires on October 2, 2018, is used to hedge the variability in cash flows in monthly interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 1.819%.

In the aggregate, these hedging instruments have historically been effective in hedging the variability in interest payments due to changes in the one month LIBOR swap curve or rate with respect to $300.0 million of one month LIBOR based borrowings on the credit facility.

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at June 30, 2015, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation are recorded in the consolidated statement of operations through interest expense.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
Derivatives Designated in Cash Flow Hedging Relationship	2015	2014		2015	2014
Interest rate swaps	$1,132	$35	Interest expense	$—	$—
Interest rate cap (1)	(5)	177	Interest expense	—	—
Total	$1,127	$212		$—	$—

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
Derivatives Designated in Cash Flow Hedging Relationship	2015	2014		2015	2014
Interest rate swaps	$1,179	$711	Interest expense	$—	$—
Interest rate cap (1)	(5)	160	Interest expense	—	—
Total	$1,174	$871		$—	$—

(1)

The interest rate cap was de-designated as a cash flow hedge in June 2014.  Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and are being amortized to income through the tenor of the interest rate cap instrument.  The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the three and six months ended June 30, 2015.  As of June 30, 2015, the remaining unamortized prepaid interest rate caplets were $0.7 million and will be amortized over the remaining life for the interest rate cap which expires in April 2016.

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three and six months ended June 30, 2015 and 2014.

Derivatives NOT Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges.  Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

swap agreements, to hedge commodity exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges.  These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet.  The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge.  Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.  These futures contracts are settled on a daily basis by the Partnership through brokerage margin accounts.

While the Partnership seeks to maintain a position that is substantially balanced within its commodity product purchase and sale activities, it may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions.  In connection with managing these positions, the Partnership is aided by maintaining a constant presence in the marketplace.  The Partnership also engages in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time.  Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationships recognized in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in	June 30,	June 30,	June 30,	June 30,
Derivatives not designated as hedging instruments	Income on Derivatives	2015	2014	2015	2014
Commodity contracts	Cost of sales	$863	$(12,055)	$4,513	$3,488
Forward foreign currency contracts	Cost of sales	14	(97)	32	(154)
Total		$877	$(12,152)	$4,545	$3,334

Margin Deposits

All of Partnership’s exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers.  The Partnership deposits initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement of closed

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

futures contracts.  Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

Commodity Contracts and Other Derivative Activity

The Partnership’s commodity contract derivatives and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and swap agreements used to economically hedge physical forward contracts, and (iv) the derivative instruments under the Partnership’s controlled trading program.  The Partnership does not take the normal purchase and sale exemption available under ASC 815 for its physical forward contracts.

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2015 and December 31, 2014 (in thousands):

		June 30, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$10,470	$24,079	$34,549
Forward derivative contracts (1)	Derivative assets	—	47,153	47,153
Forward foreign currency contracts	Other Assets	—	22	22
Interest rate cap contract	Other assets	—	12	12
Total asset derivatives		$10,470	$71,266	$81,736

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$46,066	$46,066
Interest rate swap contracts	Other long-term liabilities	—	5,516	5,516
Total liability derivatives		$—	$51,582	$51,582

		December 31, 2014
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$30,600	$90,890	$121,490
Forward derivative contracts (1)	Derivative assets	—	83,826	83,826
Forward foreign currency contracts	Other Assets	—	9	9
Interest rate cap contract	Other assets	—	17	17
Total asset derivatives		$30,600	$174,742	$205,342

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$58,507	$58,507
Interest rate swap contracts	Other long-term liabilities	—	6,696	6,696
Total liability derivatives		$—	$65,203	$65,203

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 6. Debt

Credit Agreement

As of June 30, 2015, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a  $1.775 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement will mature on April 30, 2018.

As of June 30, 2015, there were two facilities under the Credit Agreement:

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

Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer.  The Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only pursuant to the provisions provided in the Credit Agreement.  To date, the level of receivables sold has not been significant, and the Partnership has accounted for such transfers as sales pursuant to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASC 860, “Transfers and Servicing.”  Due to the short term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimis.

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

The average interest rates for the Credit Agreement were 3.4% and 3.5% for the three months ended June 30, 2015 and 2014, respectively, and 3.4% and 3.6% for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.  Additionally, the Partnership has an interest rate cap that is hedging variable interest.  The cap is not designated for accounting purposes.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at June 30, 2015, the Partnership estimates working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classifies $118.2 million as the current portion at June 30, 2015, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million and $100.0 million at June 30, 2015 and December 31, 2014, respectively, and the current portion was $118.2 million and $0,  at June 30, 2015 and December 31, 2014, respectively.  The increase in total borrowings under the working capital revolving credit facility of $168.2 million from December 31, 2014 was primarily due to cash used in operating assets and liabilities during the period.  Inventory increased due to higher volume stored and, accounts payable and receivables decreased as we exited the heating season.

As of June 30, 2015, the Partnership had total borrowings outstanding under the Credit Agreement of $536.2 million, including $268.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $59.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2015.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

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

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a 7.00% Notes Purchase Agreement (the “7.00% Notes Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

The 7.00% Notes Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the subsidiary guarantors, on one hand, and the 7.00% Notes Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.  In addition, the 7.00% Notes Purchase Agreement required the execution of a registration rights agreement, described below, relating to the 7.00% Notes.  Closing of the offering occurred on June 4, 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indenture

In connection with the private placement of the 7.00% Notes on June 4, 2015 the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “7.00% Notes Indenture”).

The 7.00% Notes will mature on June 15, 2023 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2015.  The 7.00% Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 7.00% Notes Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 7.00% Notes may declare the 7.00% Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to the Partnership, any restricted subsidiary of the Partnership that is a significant subsidiary or any group of its restricted subsidiaries that, taken together, would constitute a significant subsidiary of the Partnership, will automatically cause the 7.00% Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 7.00% Notes prior to June 15, 2018 at a redemption price (expressed as a percentage of principal amount) of 107.00% plus accrued and unpaid interest, if any.  The Issuers have the option to redeem the 7.00% Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices of 105.250% for the twelve-month period beginning June 15, 2018, 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before June 15, 2018, the Issuers may redeem all or any part of the 7.00% Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 7.00% Notes may require the Issuers to repurchase the 7.00% Notes following certain asset sales or a Change of Control (as defined in the 7.00% Notes Indenture) at the prices and on the terms specified in the 7.00% Notes Indenture.

The 7.00% Notes Indenture contains covenants that will limit the Partnership’s ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by its subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the 7.00% Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 7.00% Notes, (ii) breach of the Partnership’s covenants under the 7.00% Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes.  Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 7.00% Notes.  If the exchange

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

offer is not completed on or before the 420th day after June 4, 2015, the annual interest rate borne by the 7.00% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at June 30, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, the Partnership assumed a  financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership will incur interest expense associated with the financing obligation.  Interest expense of approximately $0.8 million was recorded for the three and six months ended June 30, 2015 and included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments.  The $89.6 million recorded is based on preliminary purchase accounting.  This amount may change as purchase accounting for the Capitol acquisition is finalized.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized additional financing fees of $0.9 million for the three and six months ended June 30, 2015 associated with the issuance of the 7.00% Notes.  Amortization expense of approximately $1.4 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

Note 7. Related Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts.  On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement has terminated (see Note 2).  Prior to the acquisition, the agreement was accounted for as an operating lease.  The expenses under this agreement totaled $0 and $2.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $0 and $24,000 for the three months ended June 30, 2015 and 2014, respectively, and $8,000 and $48,000 for the six months

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ended June 30, 2015 and 2014, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On March 11, 2015, the Partnership entered into the following amendments and restatements to its shared services agreements: (i) Global Companies entered into an Amended and Restated Services Agreement with AE Holdings Corp. (the “AE Holdings Amended and Restated Services Agreement”), and (ii) certain of the Partnership’s subsidiaries entered into a Second Amended and Restated Services Agreement with GPC (the “GPC Second Amended and Restated Services Agreement,” and together with the AE Holdings Amended and Restated Services Agreement, the “Amended and Restated Services Agreements”).

Under the AE Holdings Amended and Restated Services Agreement, the Partnership continues to provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays the Partnership an aggregate of $15,000 per year in equal monthly installments.  Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Amended and Restated Services Agreements are each for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of June 30, 2015, no such notice of termination was given by any party.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG or Drake Petroleum.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $49.2 million and $17.5 million for the three months ended June 30, 2015 and 2014, respectively, and $78.6 million and $48.7 million for the six months ended June 30, 2015 and 2014, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	June 30,	December 31,
	2015	2014
Receivables from GPC	$—	$108
Receivables from the General Partner (1)	5,275	3,795
Total	$5,275	$3,903

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 8.Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at June 30, 2015 consisted of 33,995,563 common units issued,  including 8,262,582 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at December 31, 2014	30,995,563	230,303	31,225,866
Public offering of common units (see Note 9)	3,000,000	—	3,000,000
Balance at June 30, 2015	33,995,563	230,303	34,225,866

Partners’ equity at June 30, 2015 and December 31, 2014 excluded common units outstanding of 453,219 and 390,602, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined herein).  See Note 13, “Long-Term Incentive Plan—Repurchase Program.”

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

The Partnership will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 99.33% to the common unitholders, pro rata, and 0.67% to the General Partner, until the Partnership distributes for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the General Partner based on the percentages as provided below.

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage Interest in
	Total Quarterly Distribution	Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	$ up to 0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distribution during 2015 (in thousands, except per unit data):

Cash	Per Unit
Distribution	Cash	Common	General	Incentive	Total Cash
Payment Date	Distribution	Units	Partner	Distribution	Distribution

02/13/15 (1)	$0.6650	$20,612	$154	$1,591	$22,357
5/15/2015 (2)	$0.6800	$21,076	$157	$2,027	23,260

(1)

This distribution of $0.6650 per unit resulted in the Partnership exceeding its third target level distribution for the fourth quarter of 2014.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(2)

This distribution of $0.6800 per unit resulted in the Partnership exceeding its third target level distribution for the first quarter of 2015.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on July 22, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.6925 per unit ($2.77 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2015 through June 30, 2015 to the Partnership’s unitholders of record as of the close of business on August 5, 2015.  This distribution will result in the Partnership exceeding its third target level distribution for the quarter ended June 30, 2015.

Note 9.Unitholders’ Equity

Equity Offering

On June 11, 2015, the Partnership entered into an Underwriting Agreement (the “Underwriting Agreement”) relating to the public offering of 3,000,000 common units at a price to the public of $38.12 per common unit.  On June 16, 2015, the Partnership completed the offering, and the net proceeds of approximately $109.3 million (after deducting underwriting discounts and estimated expenses) were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

The common  units issued pursuant to the Underwriting Agreement were registered under the Securities Act, pursuant to the Partnership’s shelf registration statement on Form S-3 (File No. 333-204233) which was filed with the SEC and became effective on May 15, 2015.

At-the-Market Offering

On May 19, 2015, the Partnership entered into an Equity Distribution Agreement (the “Agreement”) pursuant to which the Partnership may sell from time to time through its sales agents, the Partnership’s common units having an aggregate offering price of up to $50.0 million.  Sales of the common units, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering, including ordinary brokers’ transactions through the facilities of the New York Stock Exchange, to or through a market maker, or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed upon by the Partnership and one or more of its sales agents.

Under the terms of the Agreement, the Partnership may also sell common units to one or more of its sales agents as principal for its own account at a price to be agreed upon at the time of sale.  Any sale of common units to a sales agent as principal would be pursuant to the terms of a separate agreement between the Partnership and such sales agent

The Partnership intends to use the net proceeds from any sales pursuant to the Agreement, after deducting the sales agents’ commissions and the Partnership’s offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions and capital expenditures.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Common Units will be issued pursuant to the Partnership’s existing effective shelf registration statement on Form S-3 (Registration No. 333-188982).

The sales agents and/or affiliates of each of the sales agents have, from time to time, performed, and may in the future perform, various financial advisory and commercial and investment banking services for the Partnership and its affiliates, for which they have received and in the future will receive customary compensation and expense reimbursement.  Affiliates of the sales agents are lenders under the Partnership’s credit facility and, accordingly, may receive a portion of the net proceeds from this offering if and to the extent any proceeds are used to reduce outstanding borrowings under the Partnership’s credit facility.

As of June 30, 2015, no common  units were sold by the Partnership pursuant to the Agreement.

Note 10.Segment Reporting

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and six months ended June 30, 2015 and 2014, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers.  Station operations include convenience stores, rental income from gasoline stations leased to dealers or commissioned agents and sundry (car wash sales, lottery and ATM commissions).  The results of Warren, acquired in January 2015, and Capitol, acquired in June 2015 (see Note 2), are included in the GDSO segment.

In the Commercial segment, the Partnership includes sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas.  In the case of public sector commercial and industrial end user customers, the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Wholesale Segment :
Sales
Gasoline and gasoline blendstocks	$718,971	$2,153,729	$1,495,114	$4,148,285
Crude oil (1)	363,880	643,040	615,990	1,234,269
Other oils and related products (2)	401,083	588,280	1,344,776	2,001,051
Total	$1,483,934	$3,385,049	$3,455,880	$7,383,605
Product margin
Gasoline and gasoline blendstocks	$17,708	$(4,074)	$47,537	$45,589
Crude oil (1)	36,828	30,096	52,085	53,586
Other oils and related products (2)	6,405	8,527	41,412	43,143
Total	$60,941	$34,549	$141,034	$142,318
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$906,511	$892,202	$1,603,845	$1,661,106
Station operations (4)	98,417	43,192	181,492	77,164
Total	$1,004,928	$935,394	$1,785,337	$1,738,270
Product margin
Gasoline	$53,209	$39,043	$114,908	$72,323
Station operations (4)(5)	45,066	23,967	81,789	43,764
Total	$98,275	$63,010	$196,697	$116,087
Commercial Segment:
Sales	$191,226	$249,177	$417,987	$564,673
Product margin	$7,023	$5,732	$18,581	$18,061
Combined sales and Product margin:
Sales	$2,680,088	$4,569,620	$5,659,204	$9,686,548
Product margin (6)	$166,239	$103,291	$356,312	$276,466
Depreciation allocated to cost of sales	(22,051)	(15,606)	(43,566)	(29,757)
Combined gross profit	$144,188	$87,685	$312,746	$246,709

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)

The GDSO segment for the three and six months ended June 30, 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 2).  As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods.

(4)	Station operations primarily consist of convenience stores sales at the Partnership’s directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5)

For the three and six months ended June 30, 2014, station operations includes the reclass of loss on asset sales from product margin to operating expenses to conform to the Partnership’s current presentation.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Combined gross profit	$144,188	$87,685	$312,746	$246,709
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	45,391	31,673	94,177	68,971
Operating expenses	72,168	51,029	140,824	98,981
Amortization expense	3,070	4,524	8,411	9,052
Loss on asset sales	213	397	650	1,060
Total operating costs and expenses	120,842	87,623	244,062	178,064
Operating income	23,346	62	68,684	68,645
Interest expense	(16,451)	(12,246)	(30,414)	(23,353)
Income tax benefit (expense)	719	(94)	(247)	(416)
Net income (loss)	7,614	(12,278)	38,023	44,876
Net income attributable to noncontrolling interest	(396)	(441)	(390)	(585)
Net income (loss) attributable to Global Partners LP	$7,218	$(12,719)	$37,633	$44,291

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2015 and 2014.

Segment Assets

The Partnership acquired retail gasoline stations from Capitol in June 2015, Warren in January 2015, Alliance in March 2012 and ExxonMobil in September 2010 which have been allocated to the GDSO segment.  The Partnership acquired the Revere Terminal in January 2015 which has been allocated to the Wholesale segment.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2015 and December 31, 2014 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2015	$812,650	$—	$1,409,868	$559,192	$2,781,710
December 31, 2014	$811,535	$—	$622,860	$605,582	$2,039,977

The increase in total assets allocated GDSO at June 30, 2015 compared to December 31, 2014 is due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (Note 2).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Buildings and improvements	$949,496	$667,172
Land	450,220	288,929
Fixtures and equipment	33,917	26,577
Construction in process	75,019	66,119
Capitalized internal use software	7,530	7,530
Total property and equipment	1,516,182	1,056,327
Less accumulated depreciation	275,643	231,276
Total	$1,240,539	$825,051

The increase of approximately $459.9 million in total property and equipment at June 30, 2015 was primarily due to the Partnership’s 2015 acquisitions of Warren, Capitol and the Revere Terminal (see Note 2).   At June 30, 2015 and December 31, 2014, construction in process included $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly in 2013.  Due to the nature of certain assets acquired from Cascade Kelly which are currently idle, the Partnership intends to make the capital improvements necessary to place the ethanol plant into service and expects the plant to be operational in 2016; therefore, as of June 30, 2015 and December 31, 2014, the recorded value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

As part of continuing operations, the Partnership may periodically divest certain gasoline stations.  The gain (loss) on the sale, representing cash proceeds less net book value of assets at disposition, is recorded in loss on asset sales in the accompanying consolidated statements of operations and amounted to $0.2 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

The Partnership evaluates its assets for impairment on a quarterly basis.  No impairments were required for the three or six months ended June 30, 2015 and 2014.    However, at June 30, 2015, the Partnership had a $3.4 million remaining net book value of long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil.  The long-term recoverability of these assets might be adversely impacted by any prolonged decline in commodity prices or the cost differential between natural gas and oil.  Over the long term, if oil remains an attractive alternative to CNG due to lower oil prices, this may become an indicator of the potential impairment of these CNG assets in the future.  The Partnership monitors the pricing environment and the related impact this may have on the CNG operating and cash flows and whether this would constitute an impairment indicator.

Note 12. Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the June 2015 acquisition of retail gasoline stations from Capitol (see Note 2), the Partnership assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol.  Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.2 million.

In connection with the January 2015 acquisition of the Revere Terminal (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

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

The $0.2 million, $3.1 million and $36.1 million recorded for Capitol, the Revere Terminal and Warren, respectively, were based on preliminary purchase accounting.  These amounts may change as the purchase price accounting is finalized.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2015 (in thousands):

	Balance at					Balance at
	December 31,	Additions	Payments in	Dispositions	Other	June 30,
Environmental Liability Related to:	2014	2015	2015	2015	Adjustments	2015
Retail Gasoline Stations	$35,792	$36,313	$(1,670)	$(67)	$(174)	$70,194
Terminals	1,771	3,074	(34)	—	—	4,811
Total environmental liabilities	$37,563	$39,387	$(1,704)	$(67)	$(174)	$75,005
Current portion	$3,101					$3,067
Long-term portion	34,462					71,938
Total environmental liabilities	$37,563					$75,005

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long-lived assets that result from the acquisition, construction, development or operation of long-lived assets.  Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time.  Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs in specific states.

The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $6.6 million and $3.8 million in total asset retirement obligations at June 30, 2015 and December 31, 2014, respectively, which are included in other long-term liabilities in the accompanying balance sheets.  Approximately $1.9 million and $0.8 million of these obligations at June 30, 2015 were assumed in the acquisitions of Warren and Capitol, respectively, and were based on preliminary purchase accounting.  These amounts may change as the purchase price accounting valuations are finalized.

Renewable Identification Numbers (RINs)

A Renewable Identification Number (“RIN”) is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use and trading as required by the Environmental Protection Agency’s (the “EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007.  To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import and a small amount of blending operations at certain facilities.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.2 million and $0.3 million at June 30, 2015 and December 31, 2014, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at June 30, 2015 and December 31, 2014.

Note 13. Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”) whereby a total of 4,300,000 common units were initially authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.

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

Phantom Unit Awards

In 2013, the Committee granted a total of 498,112 phantom units under the LTIP to certain employees and non-employee directors of the General Partner.  In connection with the awards, grantees who are employees entered into various forms of a Confidentiality, Non Solicitation, and Non-Competition Agreement with the General Partner. On December 31, 2014, a total of 10,266 of the awards granted to one employee and the non-employee directors vested and in January 2015, these phantom unit grants were settled.

In 2014, a total of 44,902 phantom units were granted to certain employees, and during the six months ended June 30, 2015, a total of 49,847 phantom units were granted to certain employees and the non-employee directors.

The phantom units for these awards vest pursuant to the terms of the grant agreements.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The Partnership recorded total compensation expense related to these awards of $1.1 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.  The total compensation cost related to the non-vested awards not yet recognized at June 30, 2015 was approximately $14.8 million and is expected to be recognized ratably over the remaining requisite service period.

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value
Outstanding non‑vested units at December 31, 2014	532,748	$39.29
Granted	49,847	38.13
Vested	(2,708)	37.18
Forfeited	—	—
Outstanding non‑vested units at June 30, 2015	579,887	$39.20

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner has repurchased 791,792 common units pursuant to the Repurchase Program for approximately $23.3 million, of which approximately $2.4 million was purchased during the first quarter ended March 31, 2015.

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2015 and December 31, 2014 excluded 453,219 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Note 14.Fair Value Measurements

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

Level 1	—

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as the Partnership’s exchange-traded derivative instruments and pension plan assets.

Level 2	—

Quoted prices in active markets are not available; however, pricing inputs are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Level 2 primarily consists of non-exchange-traded derivatives such as OTC forwards, swaps and options.

Level 3	—

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 includes certain OTC forward derivative instruments related to crude oil.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at June 30, 2015
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$38,394	$8,759	$—	$47,153
Foreign currency derivatives	—	22	—	—	22
Interest rate cap	—	12	—	—	12
Exchange-traded/cleared derivative instruments (2)	34,549	—	—	(15,559)	18,990
Pension plan	17,352	—	—	—	17,352
Total assets	$51,901	$38,428	$8,759	$(15,559)	$83,529

Liabilities:
Forward derivative contracts (1)	$—	$(29,531)	$(16,511)	$—	$(46,042)
Swap agreements and options	—	(24)	—	—	(24)
Interest rate swaps	—	(5,516)	—	—	(5,516)
Total liabilities	$—	$(35,071)	$(16,511)	$—	$(51,582)

	Fair Value at December 31, 2014
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$81,421	$2,405	$—	$83,826
Foreign currency derivatives	—	9	—	—	9
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	121,490	—	—	(104,292)	17,198
Pension plan	18,023	—	—	—	18,023
Total assets	$139,513	$81,447	$2,405	$(104,292)	$119,073

Liabilities:
Forward derivative contracts (1)	$—	$(28,500)	$(27,928)	$—	$(56,428)
Swap agreements and options	—	(2,079)	—	—	(2,079)
Interest rate swaps	—	(6,696)	—	—	(6,696)
Total liabilities	$—	$(37,275)	$(27,928)	$—	$(65,203)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The carrying values and fair values of the Partnership’s 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

6.25% Notes	$375,000	$361,875	$375,000	$358,594
7.00% Notes	300,000	293,250	—	—

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

The values of the Partnership’s Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data.  Specifically, the fair values of the Partnership’s Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, New York Harbor and third-party pricing information for the underlying instruments using market approaches.  The fair value of the Partnership’s Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models.  The fair value of the Partnership’s Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar.  The Partnership has not changed its valuation techniques or Level 2 inputs during the six months ended June 30, 2015.

Level 3 Information

The values of the Partnership’s Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Partnership’s Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs were $7.25 to $10.75 per barrel for the six months ended June 30, 2015 and $10.00 to $12.00 per barrel for the six months ended June 30, 2014.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sensitivity of the fair value measurement to changes in the significant unobservable inputs is as follows:

Significant			Impact on Fair Value
Unobservable Input	Position	Change to Input	Measurement
Location basis	Long	Increase (decrease)	Gain (loss)
Location basis	Short	Increase (decrease)	Loss (gain)
Transportation	Long	Increase (decrease)	Gain (loss)
Transportation	Short	Increase (decrease)	Loss (gain)
Throughput costs	Long	Increase (decrease)	Gain (loss)
Throughput costs	Short	Increase (decrease)	Loss (gain)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at June 30, 2015 (in thousands):

Fair value at December 31, 2014	$(25,523)
Reclass of Level 2 inputs	—
Realized and unrealized gains (losses) recorded in cost of sales	17,771
Fair value at June 30, 2015	$(7,752)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the six months ended June 30, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other

On May 29, 2015 and in connection with a commercial dispute with Tethys Trading Company LLC (“Tethys”), the Partnership received a notice from Tethys alleging a default under, and purporting to terminate, the Partnership’s contract with Tethys for crude oil services at the Partnership’s Oregon facility.  However, the Partnership does not believe Tethys had the right to terminate the contract, and the Partnership will take appropriate action to enforce its rights under the agreement.  The Partnership had expected to receive fees from this contract of approximately $13.2 million for the period July 1, 2015 through December 31, 2015 and approximately $105.2 million in the aggregate for the remaining four years of the contract.

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to its terminal located at 101 and 186 Lee Burbank Highway, Revere, Massachusetts (the “Terminal”), alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires the Partnership to submit a plan to remedy the reported violations of the NPDES Permit.  The Partnership has responded to the NON with a plan and is implementing modifications to the storm water management system at the Terminal.  The Partnership has determined that compliance with the NON and implementation of the plan will have no material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership has a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million. The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to the Partnership in connection with certain agreements for the purchase and sale of ethanol.  The parties have agreed to arbitrate under the rules of the American Arbitration Association.  The Partnership filed for arbitration on March 24, 2015 and anticipates arbitration to commence during the first quarter ending March 31, 2016.  The Partnership believes it has meritorious positions and intends to vigorously pursue a favorable result in connection with this dispute.

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against the Partnership and Cascade Kelly alleging violations of the Clean Air Act.  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  Trial has been scheduled for the fourth quarter of 2015.  The Partnership has meritorious defenses to the lawsuit and is vigorously contesting the actions taken by the Plaintiffs.

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

The Partnership received from the EPA, by letters dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the Clean Air Act.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the Clean Air Act at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (“NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.   Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2015 (in thousands):

	Pension
Three Months Ended June 30, 2015	Plan	Derivatives	Total
Balance at March 31, 2015	$(5,456)	$(7,522)	$(12,978)
Other comprehensive income before reclassifications of gain (loss)	(251)	1,295	1,044
Amount of gain (loss) reclassified from accumulated other comprehensive income	(18)	—	(18)
Total comprehensive income	(269)	1,295	1,026
Balance at June 30, 2015	$(5,725)	$(6,227)	$(11,952)

	Pension
Six Months Ended June 30, 2015	Plan	Derivatives	Total
Balance at December 31, 2014	$(5,547)	$(7,705)	$(13,252)
Other comprehensive income before reclassifications of gain (loss)	(142)	1,478	1,336
Amount of gain (loss) reclassified from accumulated other comprehensive income	(36)	—	(36)
Total comprehensive income	(178)	1,478	1,300
Balance at June 30, 2015	$(5,725)	$(6,227)	$(11,952)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 18.  New Accounting Standards

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This standard also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard to fiscal periods beginning after December 15, 2017.  The Partnership is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

The Partnership has evaluated the accounting guidance recently issued and has determined that there are no other standards or updates will not have a material impact on its financial position, results of operations or cash flows.

Note 19.  Subsequent Event

On July 22, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.6925 per unit ($2.77 per unit on an annualized basis) for the period from April 1, 2015 through June 30, 2015.  On August 14, 2015, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on August 5, 2015.

Note 20. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly owned subsidiaries other than GLP Finance Corp. are guarantors of senior notes issued by the Partnership and GLP Finance Corp.  As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the Securities and Exchange Commission regarding financial statements of guarantors and issuers of registered guaranteed securities.  The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d).

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2015 and December 31, 2014, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2015 and 2014 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2015

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,841	$3,346	$—	$11,187
Accounts receivable, net	375,095	478	—	375,573
Accounts receivable - affiliates	5,511	756	(992)	5,275
Inventories	429,039	—	—	429,039
Brokerage margin deposits	18,990	—	—	18,990
Derivative assets	47,153	—	—	47,153
Prepaid expenses and other current assets	80,280	436	—	80,716
Total current assets	963,909	5,016	(992)	967,933
Property and equipment, net	1,195,940	44,599	—	1,240,539
Intangible assets, net	79,883	—	—	79,883
Goodwill	357,351	86,063	—	443,414
Other assets	49,941	—	—	49,941
Total assets	$2,647,024	$135,678	$(992)	$2,781,710

Liabilities and partners' equity
Current liabilities:
Accounts payable	$331,920	$492	—	332,412
Accounts payable - affiliates	756	236	(992)	—
Working capital revolving credit facility - current portion	118,200	—	—	118,200
Environmental liabilities - current portion	3,067	—	—	3,067
Trustee taxes payable	94,057	—	—	94,057
Accrued expenses and other current liabilities	60,131	578	—	60,709
Derivative liabilities	46,066	—	—	46,066
Total current liabilities	654,197	1,306	(992)	654,511
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	268,000	—	—	268,000
Senior notes	663,673	—	—	663,673
Environmental liabilities - less current portion	71,938	—	—	71,938
Financing obligation	89,613	—	—	89,613
Other long-term liabilities	146,399	—	—	146,399
Total liabilities	2,043,820	1,306	(992)	2,044,134

Partners' equity
Global Partners LP equity	603,212	86,480	—	689,692
Noncontrolling interest	(8)	47,892	—	47,884
Total partners' equity	603,204	134,372	—	737,576
Total liabilities and partners' equity	$2,647,024	$135,678	$(992)	$2,781,710

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,560	$2,678	$—	$5,238
Accounts receivable, net	456,423	1,307	—	457,730
Accounts receivable - affiliates	4,584	820	(1,501)	3,903
Inventories	336,813	—	—	336,813
Brokerage margin deposits	17,198	—	—	17,198
Derivative assets	83,826	—	—	83,826
Prepaid expenses and other current assets	55,881	634	—	56,515
Total current assets	957,285	5,439	(1,501)	961,223
Property and equipment, net	778,385	46,666	—	825,051
Intangible assets, net	45,870	3,032	—	48,902
Goodwill	68,015	86,063	—	154,078
Other assets	50,723	—	—	50,723
Total assets	$1,900,278	$141,200	$(1,501)	$2,039,977

Liabilities and partners' equity
Current liabilities:
Accounts payable	$455,629	$990	—	456,619
Accounts payable - affiliates	820	681	(1,501)	—
Line of credit	—	700	—	700
Environmental liabilities - current portion	3,101	—	—	3,101
Trustee taxes payable	105,744	—	—	105,744
Accrued expenses and other current liabilities	81,686	1,134	—	82,820
Derivative liabilities	58,507	—	—	58,507
Total current liabilities	705,487	3,505	(1,501)	707,491
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	133,800	—	—	133,800
Senior notes	368,136	—	—	368,136
Environmental liabilities - less current portion	34,462	—	—	34,462
Other long-term liabilities	59,932	—	—	59,932
Total liabilities	1,401,817	3,505	(1,501)	1,403,821

Partners' equity
Global Partners LP equity	498,461	88,481	—	586,942
Noncontrolling interest	—	49,214	—	49,214
Total partners' equity	498,461	137,695	—	636,156
Total liabilities and partners' equity	$1,900,278	$141,200	$(1,501)	$2,039,977

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,677,213	$6,730	$(3,855)	$2,680,088
Cost of sales	2,537,435	2,320	(3,855)	2,535,900
Gross profit	139,778	4,410	—	144,188

Costs and operating expenses:
Selling, general and administrative expenses	44,760	631	—	45,391
Operating expenses	69,655	2,513	—	72,168
Amortization expense	2,793	277	—	3,070
Loss on asset sales	213	—	—	213
Total costs and operating expenses	117,421	3,421	—	120,842

Operating income	22,357	989	—	23,346

Interest expense	(16,451)	—	—	(16,451)

Income before income tax expense	5,906	989	—	6,895

Income tax benefit	719	—	—	719

Net income	6,625	989	—	7,614

Net income attributable to noncontrolling interest	—	(396)	—	(396)

Net income attributable to Global Partners LP	6,625	593	—	7,218

Less: General partner's interest in net income, including incentive distribution rights	2,671	—	—	2,671

Limited partners' interest in net income	$3,954	$593	$—	$4,547

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2014

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$4,566,031	$9,890	$(6,301)	$4,569,620
Cost of sales	4,485,984	2,252	(6,301)	4,481,935
Gross profit	80,047	7,638	—	87,685

Costs and operating expenses:
Selling, general and administrative expenses	30,776	897	—	31,673
Operating expenses	48,183	2,846	—	51,029
Amortization expense	1,769	2,755	—	4,524
Loss on asset sales	397	—	—	397
Total costs and operating expenses	81,125	6,498	—	87,623

Operating income	(1,078)	1,140	—	62

Interest expense	(12,208)	(38)	—	(12,246)

Income before income tax expense	(13,286)	1,102	—	(12,184)

Income tax expense	(94)	—	—	(94)

Net income	(13,380)	1,102	—	(12,278)

Net income attributable to noncontrolling interest	—	(441)	—	(441)

Net income attributable to Global Partners LP	(13,380)	661	—	(12,719)

Less: General partner's interest in net income, including incentive distribution rights	1,033	—	—	1,033

Limited partners' interest in net income	$(14,413)	$661	$—	$(13,752)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2015

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$5,652,398	$14,780	$(7,974)	$5,659,204
Cost of sales	5,349,908	4,524	(7,974)	5,346,458
Gross profit	302,490	10,256	—	312,746

Costs and operating expenses:
Selling, general and administrative expenses	92,787	1,390	—	94,177
Operating expenses	135,971	4,853	—	140,824
Amortization expense	5,379	3,032	—	8,411
Loss on asset sales	650	—	—	650
Total costs and operating expenses	234,787	9,275	—	244,062

Operating income	67,703	981	—	68,684

Interest expense	(30,409)	(5)	—	(30,414)

Income before income tax expense	37,294	976	—	38,270

Income tax expense	(247)	—	—	(247)

Net income	37,047	976	—	38,023

Net income attributable to noncontrolling interest	—	(390)	—	(390)

Net income attributable to Global Partners LP	37,047	586	—	37,633

Less: General partner's interest in net income, including incentive distribution rights	4,850	—	—	4,850

Limited partners' interest in net income	$32,197	$586	$—	$32,783

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2014

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$9,680,905	$18,034	$(12,391)	$9,686,548
Cost of sales	9,448,518	3,712	(12,391)	9,439,839
Gross profit	232,387	14,322	—	246,709

Costs and operating expenses:
Selling, general and administrative expenses	67,320	1,651	—	68,971
Operating expenses	93,363	5,618	—	98,981
Amortization expense	3,542	5,510	—	9,052
Loss on asset sales	1,060	—	—	1,060
Total costs and operating expenses	165,285	12,779	—	178,064

Operating income	67,102	1,543	—	68,645

Interest expense	(23,274)	(79)	—	(23,353)

Income before income tax expense	43,828	1,464	—	45,292

Income tax expense	(416)	—	—	(416)

Net income	43,412	1,464	—	44,876

Net income attributable to noncontrolling interest	—	(585)	—	(585)

Net income attributable to Global Partners LP	43,412	879	—	44,291

Less: General partner's interest in net income, including incentive distribution rights	2,541	—	—	2,541

Limited partners' interest in net income	$40,871	$879	$—	$41,750

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(65,254)	$8,022	$(57,232)

Cash flows from investing activities
Acquisitions	(561,757)	—	(561,757)
Capital expenditures	(30,809)	(2,354)	(33,163)
Proceeds from sale of property and equipment	1,251	—	1,251
Net cash used in investing activities	(591,315)	(2,354)	(593,669)

Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—	109,305
Borrowings from working capital revolving credit facility	168,200	—	168,200
Borrowings from revolving credit facility	134,200	—	134,200
Proceeds from senior notes, net of discount	295,125	—	295,125
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(2,442)	—	(2,442)
Noncontrolling interest capital contribution	1,880	—	1,880
Distribution to noncontrolling interest	700	(4,300)	(3,600)
Distributions to partners	(45,118)	—	(45,118)
Net cash provided by (used in) financing activities	661,850	(5,000)	656,850

Cash and cash equivalents
Increase in cash and cash equivalents	5,281	668	5,949
Cash and cash equivalents at beginning of period	2,560	2,678	5,238
Cash and cash equivalents at end of period	$7,841	$3,346	$11,187

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$40,721	$8,913	$49,634

Cash flows from investing activities
Capital expenditures	(38,482)	(5,778)	(44,260)
Proceeds from sale of property and equipment	3,405	—	3,405
Net cash used in investing activities	(35,077)	(5,778)	(40,855)

Cash flows from financing activities
Payments on working capital revolving credit facility	(20,000)	—	(20,000)
Payments on revolving credit facility	(162,100)	—	(162,100)
Proceeds from senior notes, net of discount	258,903	—	258,903
Repayment of senior notes	(40,244)	—	(40,244)
Repurchase of common units	(1,824)	—	(1,824)
Noncontrolling interest capital contribution	4,200	—	4,200
Distribution to noncontrolling interest	(4,200)	—	(4,200)
Distributions to partners	(35,987)	—	(35,987)
Net cash used in financing activities	(1,252)	—	(1,252)

Cash and cash equivalents
Increase in cash and cash equivalents	4,392	3,135	7,527
Cash and cash equivalents at beginning of period	8,371	846	9,217
Cash and cash equivalents at end of period	$12,763	$3,981	$16,744

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Erosion of the value of the Mobil brand and other gasoline brands could adversely affect our gasoline sales and customer traffic.

•

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

•

Our crude oil sales could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting crude oil or other products by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

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

•

Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements.  A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing or pursue our business activities.

•	A significant increase in interest rates could adversely affect our ability to service our indebtedness.

•

Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Adverse developments in the areas where we conduct our business could have a material adverse effect on such businesses and can reduce our ability to make distributions to our unitholders.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	We are exposed to performance risk in our supply chain.

•	Our businesses are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of our unitholders.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  We also receive revenue from convenience store sales and gasoline station rental income.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of June 30, 2015, we had a portfolio of 1,537 owned, leased and/or supplied gasoline stations, including 286 convenience stores, in the Northeast, Maryland and Virginia.

On January 7, 2015, we acquired, through one of our wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, through our wholly owned subsidiary, Global Companies LLC, we acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  See Note 2 of Notes to Consolidated Financial Statements for additional information.

Collectively, we sold approximately $2.6 billion and $5.5 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and six months ended June 30, 2015, respectively.  In addition, we had other revenues of approximately $98.4 million and $181.5 million for the three and six months ended June 30, 2015, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

As of June 30, 2015, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company Operated	286
Commissioned Agents	282
Lessee Dealers	296
Contract Dealers	673
Total	1,537

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

Seasonality

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline and gasoline blendstocks during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline and gasoline blendstocks that we distribute.  Therefore, our volumes in gasoline and gasoline blendstocks are typically higher in the second and third quarters of the calendar year.  As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year.  These factors may result in fluctuations in our quarterly operating results.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts and cents per gallon):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Global Partners LP	$7,218	$(12,719)	$37,633	$44,291
Net income (loss) per diluted limited partner unit (1)	$0.15	$(0.50)	$1.06	$1.53
EBITDA (2)	$48,710	$19,136	$120,551	$105,630
Distributable cash flow (3)	$26,172	$(4,164)	$79,882	$65,356
Wholesale Segment:
Volume (gallons)	825,473	1,187,795	1,978,428	2,621,216
Sales
Gasoline and gasoline blendstocks	$718,971	$2,153,729	$1,495,114	$4,148,285
Crude oil (4)	363,880	643,040	615,990	1,234,269
Other oils and related products (5)	401,083	588,280	1,344,776	2,001,051
Total	$1,483,934	$3,385,049	$3,455,880	$7,383,605
Product margin
Gasoline and gasoline blendstocks	$17,708	$(4,074)	$47,537	$45,589
Crude oil (4)	36,828	30,096	52,085	53,586
Other oils and related products (5)	6,405	8,527	41,412	43,143
Total	$60,941	$34,549	$141,034	$142,318
Gasoline Distribution and Station Operations Segment (6):
Volume (gallons)	376,866	262,150	718,324	498,817
Sales
Gasoline	$906,511	$892,202	$1,603,845	$1,661,106
Station operations (7)	98,417	43,192	181,492	77,164
Total	$1,004,928	$935,394	$1,785,337	$1,738,270
Product margin
Gasoline	$53,209	$39,043	$114,908	$72,323
Station operations (7)(8)	45,066	23,967	81,789	43,764
Total	$98,275	$63,010	$196,697	$116,087
Commercial Segment:
Volume (gallons)	106,996	99,764	233,378	216,029
Sales	$191,226	$249,177	$417,987	$564,673
Product margin	$7,023	$5,732	$18,581	$18,061
Combined sales and product margin:
Sales	$2,680,088	$4,569,620	$5,659,204	$9,686,548
Product margin (9)	$166,239	$103,291	$356,312	$276,466
Depreciation allocated to cost of sales	(22,051)	(15,606)	(43,566)	(29,757)
Combined gross profit	$144,188	$87,685	$312,746	$246,709

GDSO portfolio as of June 30, 2015 and 2014:	2015	2014
Company operated	286	126
Commissioned agents	282	219
Lessee dealers	296	196
Contract dealers	673	397
Total GDSO portfolio	1,537	938

Weather conditions:
Normal heating degree days	784	784	3,654	3,654
Actual heating degree days	737	739	4,193	3,868
Variance from normal heating degree days	(6)%	(6)%	15%	6%
Variance from prior period actual heating degree days	—%	2%	8%	10%

(1)	See Note 3 of Notes to Consolidated Financial Statements for net (loss) income per diluted limited partner unit calculation.
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
(6)

The GDSO segment for the three and six months ended June 30, 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 2 of Notes to Consolidated Financial Statements).  As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods.

(7)	Station operations primarily consist of convenience stores sales at our directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.
(8)	For the three and six months ended June 30, 2014, station operations includes the reclass of loss on asset sales from product margin to operating expenses to conform with our current presentation.
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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$7,614	$(12,278)	$38,023	$44,876
Net income attributable to noncontrolling interest	(396)	(441)	(390)	(585)
Net income (loss) attributable to Global Partners LP	7,218	(12,719)	37,633	44,291
Depreciation and amortization, excluding the impact of noncontrolling interest	25,760	19,530	52,259	37,602
Interest expense, excluding the impact of noncontrolling interest	16,451	12,231	30,412	23,321
Income tax (benefit) expense	(719)	94	247	416
EBITDA	$48,710	$19,136	$120,551	$105,630

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$56,683	$(3,512)	$(57,232)	$49,634
Net changes in operating assets and liabilities and certain non-cash items	(22,301)	12,703	150,495	36,417
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,404)	(2,380)	(3,371)	(4,158)
Interest expense, excluding the impact of noncontrolling interest	16,451	12,231	30,412	23,321
Income tax (benefit) expense	(719)	94	247	416
EBITDA	$48,710	$19,136	$120,551	$105,630

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$7,614	$(12,278)	$38,023	$44,876
Net income attributable to noncontrolling interest	(396)	(441)	(390)	(585)
Net income (loss) attributable to Global Partners LP	7,218	(12,719)	37,633	44,291
Depreciation and amortization, excluding the impact of noncontrolling interest	25,760	19,530	52,259	37,602
Amortization of deferred financing fees and senior notes discount	1,700	1,389	3,338	2,777
Amortization of routine bank refinancing fees	(1,126)	(1,002)	(2,247)	(2,003)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,380)	(11,362)	(11,101)	(17,311)
Distributable cash flow	$26,172	$(4,164)	$79,882	$65,356

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$56,683	$(3,512)	$(57,232)	$49,634
Net changes in operating assets and liabilities and certain non-cash items	(22,301)	12,703	150,495	36,417
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(1,404)	(2,380)	(3,371)	(4,158)
Amortization of deferred financing fees and senior notes discount	1,700	1,389	3,338	2,777
Amortization of routine bank refinancing fees	(1,126)	(1,002)	(2,247)	(2,003)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,380)	(11,362)	(11,101)	(17,311)
Distributable cash flow	$26,172	$(4,164)	$79,882	$65,356

Consolidated Sales

Our total sales were $2.7 billion and $4.6 billion for the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.9 billion, or 41%, primarily due to a decrease in prices and, to a lesser extent, a decrease in volume sold.  Our aggregate volume of product sold was 1.3 billion gallons and 1.5 billion gallons for the three months ended June 30, 2015 and 2014, respectively.  The 240 million decrease in volume sold includes a decrease of 362 million gallons in our Wholesale segment, specifically in gasoline and gasoline blendstocks, primarily due to an elective change in supply logistics for a particular gasoline customer and the discontinuation of a small discrete blendstocks distribution activity. The decrease in volume sold was offset by increases of 115 million gallons in our GDSO segment, primarily as a result of the Warren acquisition, and 7 million gallons in our Commercial segment.

Our total sales were $5.7 billion and $9.7 billion for the six months ended June 30, 2015 and 2014, respectively, a decrease of $4.0 billion, or 41%, primarily due to a decrease in prices and, to a lesser extent, a decrease in volume sold.  Our aggregate volume of product sold was 2.9 billion gallons and 3.3 billion gallons for the six months ended June 30, 2015 and 2014, respectively.  The 406 million decrease in volume sold includes a decrease of 643 million gallons in our Wholesale segment, specifically in gasoline and gasoline blendstocks, in part due to an elective change in supply logistics for a particular gasoline customer and the discontinuation of a small discrete blendstocks distribution activity, and in crude oil.  The decrease in volume sold was offset by increases of 220 million gallons in our GDSO segment, primarily as a result of the Warren acquisition, and 17 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $144.2 million and $87.7 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $56.5 million, or 64%, due primarily to the Warren acquisition, which significantly contributed to our GDSO segment, and to the negative impact in the second quarter of 2014 from a challenging futures market, mainly backwardation in the forward product pricing curve in gasoline blendstocks, primarily ethanol.  Our gross profit was negatively impacted during the second quarter of 2015 by rising gasoline prices, particularly during April and May, which had a negative impact on our gasoline product margin within our GDSO segment.

Our gross profit was $312.7 million and $246.7 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $66.0 million, or 27%, due primarily to the Warren acquisition, which significantly contributed to our GDSO segment, and to first quarter 2015 improved product margins in our GDSO segment from declining gasoline prices.  Partially offsetting the increase in gross profit were favorable market conditions in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 that were not present in the first quarter of 2015 and rising gasoline prices, particularly during April and May, which had a negative impact on our gasoline product margin within our GDSO segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.7 billion and $2.2 billion for the three months ended June 30, 2015 and 2014, respectively.  The decrease of approximately $1.4 billion, or 67%, was due to a decrease in volume sold and in gasoline prices during the second quarter of 2015.  The decrease in volume sold was primarily due to an elective change in supply logistics for a particular gasoline customer and the discontinuation of a small discrete blendstocks distribution activity.    Our gasoline and gasoline blendstocks product margin was $17.7 million for the three months ended June 30, 2015 compared to a negative product margin of $4.1 million for the three months ended June 30, 2014, an increase of $21.8 million primarily from the negative impact in the second quarter of 2014 due to a challenging futures market, mainly backwardation in the forward product pricing curve in gasoline blendstocks, primarily ethanol.

Sales from wholesale gasoline and gasoline blendstocks were $1.5 billion and $4.1 billion for the six months ended June 30, 2015 and 2014, respectively.  The decrease of approximately $2.6 billion, or 63%, was due to a decrease in volume sold and in gasoline prices.  The decrease in volume sold was due, in part, to an elective change in supply logistics for a particular gasoline customer and the discontinuation of a small discrete blendstocks distribution activity.  Our gasoline and gasoline blendstocks product margin was $47.5 million and $45.6 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.9 million, or 4%, primarily due to favorable market conditions in Wholesale gasoline in the first quarter of 2015. Partially offsetting the increase in product margin was the favorable market conditions in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 that were not present in the first quarter of 2015.

Crude Oil.  Crude oil sales and logistics revenues were $0.4 billion and $0.6 billion for the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.2 billion, due to a decline in crude oil prices.  Our crude oil product margin increased by $6.7 million, or 22%, to $36.8 million for the second quarter of 2015 from $30.1 million, due primarily to an increase in the fair value of forward contracts, partially offset by a decrease in logistics volume and tighter margins due to unfavorable market conditions.  Additionally, logistics volume was lower due to the declining contractual commitments with one particular customer.

Crude oil sales and logistics revenues were $0.6 billion and $1.2 billion for the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.6 billion, due to a decline in crude oil prices and to a decrease in volume sold due to, in part, unfavorable market conditions.  Our crude oil product margin decreased by $1.5 million, or 3%, to $52.1 million for the first six months of 2015 from $53.6 million for the same period in 2014.  The decrease was due to a second quarter 2015 decrease in logistics volume and tighter margins due to unfavorable market conditions, a first quarter 2015 decrease in volume sold due to unfavorable market conditions and a $5.0 million reserve related to a customer dispute in the first quarter of 2015.  Additionally, logistics volume was lower due to the declining contractual commitments with one particular customer.  The decrease was offset by an increase in the fair value of forward contracts in the second quarter of 2015.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.4 billion and $0.6 billion for the three months ended June 30, 2015 and 2014, respectively, a decrease of $0.2 million due to a decline in prices.  Our product margin from other oils and related products was $6.4 million and $8.5 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $2.1 million,  primarily due to increased competition in distillates and a weaker market in propane, offset by stronger demand for residual oil.

Sales from other oils and related products were $1.3 billion and $2.0 billion for the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.7 million due to a decline in prices.  Our product margin from other oils and related products was $41.4 million and $43.1 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1.7 million, primarily due to increased competition in distillates and a weaker market in propane, offset by stronger demand for residual oil.  Our product margins related to weather-sensitive products were positively impacted for the first six months of 2015 and 2014 when temperatures were 20% colder than normal during the first quarter of 2015 and 9% colder than normal during the first quarter of 2014.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were flat at $0.9 billion for each of the three months ended June 30, 2015 and 2014.  During the second quarter of 2015, our sales benefitted due to the Warren acquisition but were negatively impacted by lower prices during the quarter.  Our product margin from gasoline distribution was $53.2 million and $39.0 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $14.2 million, or 36%, primarily due to the Warren acquisition.  Our product margin was negatively impacted during the second quarter of 2015 by rising gasoline prices, particularly during April and May.

Sales from gasoline distribution were $1.6 billion and $1.7 billion for the six months ended June 30, 2015 and 2014, respectively, a $0.1 billion decrease due to lower prices which more than offset the increase in volume sold due to the Warren acquisition.  Our product margin from gasoline distribution was $114.9 million and $72.3 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $42.6 million, or 59%, due primarily to the Warren acquisition and declining gasoline prices during the first quarter of 2015.  Our product margin was negatively impacted during the first six months of 2015 by rising gasoline prices, particularly during April and May.

Station Operations.  Our station operations, which include convenience stores sales at our directly operated stores, rental income from gasoline stations leased to dealers or commissioned agents and sundry such as car wash sales, lottery and ATM commissions, collectively generated revenues of $98.4 million and $43.2 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $55.2 million, and $181.5 million and $77.2 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $104.3 million.  The increases in sales for the three and six months ended June 30, 2015 were primarily due to the Warren acquisition.

Our product margin from station operations was $45.1 million and $24.0 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $21.1 million, and $81.8 million and $43.8 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $38.0 million.  The increases in product margin for the three and six months ended June 30, 2015 were primarily due to the Warren acquisition.

Results for Commercial Segment

Our commercial sales were flat at $0.2 billion for each of the three months ended June 30, 2015 and 2014 and $0.4 billion and $0.5 billion for the six months ended June 30, 2015 and 2014, respectively.  Our commercial product margin was $7.0 million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively, and $18.6 million and $18.1 million for the six months ended June 30, 2015 and 2014, respectively.  In our Commercial segment, residual oil accounted for approximately 51% and 52% of our total commercial volume sold for the three months ended June 30, 2015 and 2014, respectively, and 48% and 48% our total commercial volume sold for the six months ended June 30, 2015 and 2014, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses were $45.4 million and $31.6 million, for the three months ended June 30, 2015 and 2014, respectively, an increase of approximately $13.8 million, or 44%, primarily due to the Warren acquisition.  The increase in SG&A expenses was due to an increase in wages and benefits of $5.3 million, primarily due to an increase in headcount to support our growing business, $3.1 million of one-time acquisition costs related to Capitol, $3.0 million in accrued incentive compensation,  $1.5 million in professional fees and $1.0 million of acquisition costs related to Warren.

SG&A expenses were $94.2 million and $69.0 million, for the six months ended June 30, 2015 and 2014, respectively, an increase of $25.2 million, or 37%, primarily due to the Warren acquisition.  The increase in SG&A expenses was due to an increase in wages and benefits of $12.2 million due an increase in headcount to support our growing business, $5.4 million of acquisition costs related to Warren, $3.1 million of acquisition costs related to Capitol, $2.3 million in a restructuring charge associated with the Warren acquisition, $1.8 million in professional fees and $2.7 million of other SG&A expenses.  The increase in SG&A expenses was offset by a decrease of $1.2 million in incentive compensation and $1.1 million in bank fees.

Operating Expenses

Operating expenses were $72.1 million and $51.0 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $21.1 million, or 41%, and $140.8 million and $99.0 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $41.8 million, or 42%.  The increases in operating expenses were primarily due to the Warren acquisition and to increased operating expenses in our GDSO segment, primarily related to rent expense, maintenance and repairs, direct labor and property taxes.

Amortization Expense

Amortization expense related to our intangible assets was $3.1 million and $4.5 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $1.4 million, due to intangibles that became fully amortized during the second quarter of 2015, offset by an increase in amortization expense related to the intangible assets acquired in the Warren acquisition.

Amortization expense was $8.4 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.6 million, due to the intangible assets acquired in the Warren acquisition, offset by a decrease due to intangibles that became fully amortized during the second quarter of 2015.

Interest Expense

Interest expense was $16.4 million and $12.2 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $4.2 million, or 34%, and $30.4 million and $23.3 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $7.1 million, or 30%.  The increases were due primarily to increased interest related to our 6.25% Notes and 7.00% Notes (see Note 6 to Notes to Consolidated Financial Statements) and to additional borrowings related to the acquisitions of Warren and, to a lesser extent, Capitol.  Interest expense also includes $0.8 million for the three and six months ended June 30, 2015 associated with the financing obligation recognized in connection with the acquisition of Capitol (see Note 6 of Notes to Consolidated Financial Statements).

Income Tax Benefit (Expense)

Income tax benefit (expense) of $0.7 million and ($94,000) for the three months ended June 30, 2015 and 2014, respectively, and ($0.2 million) and ($0.4 million) for the six months ended June 30, 2015 and 2014, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net income attributable to noncontrolling interest of $0.4 million for each of the three months ended June 30, 2015 and 2014, and $0.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively, represents the 40% noncontrolling ownership of the net income reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Our primary sources of liquidity are cash generated from operations, amounts available under our working capital revolving credit facility and equity and debt offerings.

Working capital increased by $59.7 million to $313.4 million at June 30, 2015 compared to $253.7 million at December 31, 2014, due to a reduction in accounts payable of $124.2 million, which more than offset a decrease in accounts receivable of $82.2 million as we exited the heating season.  In addition, due to favorable market conditions, we elected to use our storage capacity to hold more inventory, which increased by $92.2 million and contributed to the increase in our working capital revolving credit facility.  The acquisition of Warren also contributed to the increase in working capital.  The net increases more than offset an $118.2 million increase in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements).

Cash Distributions

During 2015, we paid the following cash distributions to our common unitholders and our general partner:

Cash Distribution		Distribution Paid for the
Payment Date	Total Paid	Quarterly Period Ended
February 13, 2015	$22.4 million	Fourth quarter 2014
May 15, 2015	$23.3 million	First quarter 2015

On July 22, 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.6925 per unit ($2.77 per unit on an annualized basis) for the period from April 1, 2015 through June 30, 2015 to our unitholders of record as of the close of business on August 5, 2015.  We expect to pay the cash distribution of approximately $26.3 million on August 14, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2015 were as follows (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
Credit facility obligations (1)	$288,480	$4,537	$245,268	$38,675	$—
Senior notes obligations (2)	1,007,063	22,219	88,875	88,875	807,094
Operating lease obligations (3)	712,558	91,690	300,709	170,267	149,892
Capital lease obligations	563	88	469	6	—
Other long-term liabilities (4)	177,190	8,930	38,004	42,376	87,880
Financing obligation (5)	151,687	4,655	19,153	20,067	107,812
Total	$2,337,541	$132,119	$692,478	$360,266	$1,152,678

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2015 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)	Includes principal and interest on the 6.25% Notes and the 7.00% Notes. No principal payments are required prior to maturity.
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

(5)

Includes lease rental payments in connection with the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting and will be classified as interest expense on the financing obligation and the pay-down of the financing obligation.  See Note 2 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $11.2 million and $17.3 million in maintenance capital expenditures for the six months ended June 30, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, and new-to-industry gasoline stations and convenience stores and storage flexibility at various terminals and adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $453.1 million and $26.9 million in expansion capital expenditures for the six months ended June 30, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

Specifically, for the six months ended June 30, 2015, expansion capital expenditures included approximately $431.1 million in property and equipment associated with the acquisitions of Warren, the Revere Terminal and Capitol.  In addition, we had $22.0 million in expansion capital expenditures which consists of (i) $13.3 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, (ii) $4.9 million in costs associated with our crude oil activities, including, in part, tank construction projects, rail expansion and improvement costs and equipment upgrades and (iii) $3.8 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals.

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

Certain of the $4.9 million and $8.7 million for the six months ended June 30, 2015 and 2014, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional common units and/or debt securities to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely have an adverse effect on our borrowing capacity as well as our ability to issue additional common units and/or debt securities.

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(57,232)	$49,634
Net cash used in investing activities	$(593,669)	$(40,855)
Net cash provided by (used in) financing activities	$656,850	$(1,252)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($57.2 million) and $49.6 million for the six months ended June 30, 2015 and 2014, respectively, for a period-over-period increase in cash used in operating activities of $106.8 million, exclusive of acquisitions.  The primary drivers of the change include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2015	2014	Change
Decrease in accounts receivable, net	$90,971	$140,340	$(49,369)
(Increase) decrease in inventories	$(72,788)	$82,285	$(155,073)
Decrease in accounts payable	$(145,863)	$(267,283)	$121,420

During the six months ended June 30, 2015, the decreases in accounts receivable and accounts payable were primarily due to the change in activity as we continued to exit the heating season.  In addition, due to favorable market conditions, we elected to use our storage to carry increased levels of inventory.

During the six months ended June 30, 2014, the decreases in accounts receivable, inventories and accounts payable primarily reflect the change in activity as we continued to exit the heating season.  The decreases in accounts payable and inventories were also due to carrying lower levels of inventory, in part as a result of a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics.

Net cash used in investing activities was $593.7 million for the six months ended June 30, 2015 and included $381.8 million, $156.3 million and $23.7 million in cash used to fund the acquisitions of Warren, Capitol and the Revere Terminal, respectively, $22.0 million in expansion capital expenditures and $11.2 million in maintenance capital expenditures, offset by $1.3 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $40.8 million for the six months ended June 30, 2014 and included $26.9 million in expansion capital expenditures and $17.3 million in maintenance capital expenditures, offset by $3.4 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2015 and 2014.

Net cash provided by financing activities was $656.8 million for the six months ended June 30, 2015 and included  $295.1 million in proceeds from the issuance of our 7.00% Notes, $168.2 million in borrowings from our working capital revolving credit facility, $134.2 million in borrowings from our revolving credit facility to fund the acquisitions of Warren, the Revere Terminal and Capitol, $109.3 million in net proceeds from our June 2015 issuance of common units and $1.9 million in capital contributions from our noncontrolling interest at Basin Transload.  Net cash provided by financing activities was offset by $45.1 million in cash distributions to our common unitholders and our general partner, $3.6 million distributions to our noncontrolling interest at Basin Transload, $2.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations and $0.7 million in net payments on our line of credit related to Basin Transload.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2014 and included $162.1 million in net payments on our revolving credit facility, $40.2 million in payments related to the exchange of our former senior notes for our existing 6.25% senior notes, $36.0 million in cash distributions to our common unitholders and our general partner, $20.0 million in net payments on our working capital revolving credit facility, $4.2 million distributions to our noncontrolling interest and $1.8 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.  Net cash used in financing activities was offset by $258.9 million in proceeds from the issuance our 6.25% Notes and $4.2 million in capital contributions from our noncontrolling interest.

Credit Agreement

As of June 30, 2015, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of June 30, 2015, there were two facilities under the credit agreement:

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

The average interest rates for the credit agreement were 3.4% and 3.5% for the three months ended June 30, 2015 and 2014, respectively, and 3.4% and 3.6% for the six months ended June 30, 2015 and 2014, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of June 30, 2015, we had total borrowings outstanding under the credit agreement of $536.2 million, including $268.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $59.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2015.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a 7.00% Notes Purchase Agreement (the “7.00% Notes Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

The 7.00% Notes Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the subsidiary guarantors, on one hand, and the 7.00% Notes Initial Purchasers, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.  In addition, the 7.00% Notes Purchase Agreement required the execution of a registration rights agreement, described below, relating to the 7.00% Notes.  Closing of the offering occurred on June 4, 2015.

Indenture

In connection with the private placement of the 7.00% Notes on June 4, 2015 the Issuers and the subsidiary guarantors and Deutsche Bank Trust Company Americas, as trustee, entered into an indenture (the “7.00% Notes Indenture”).

The 7.00% Notes will mature on June 15, 2023 with interest accruing at a rate of 7.00% per annum and payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2015.  The 7.00% Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the 7.00% Notes Indenture.  Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 7.00% Notes may declare the 7.00% Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to us, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 7.00% Notes to become due and payable.

The Issuers will have the option to redeem up to 35% of the 7.00% Notes prior to June 15, 2018 at a redemption price (expressed as a percentage of principal amount) of 107.00% plus accrued and unpaid interest, if any.  The Issuers have the option to redeem the 7.00% Notes, in whole or in part, at any time on or after June 15, 2018, at the redemption prices of 105.250% for the twelve-month period beginning June 15, 2018, 103.500% for the twelve-month period beginning June 15, 2019, 101.750% for the twelve-month period beginning June 15, 2020, and 100.0% beginning June 15, 2021 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption.  In addition, before June 15, 2018, the Issuers may redeem all or any part of the 7.00% Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium, plus accrued and unpaid interest, if any, to the redemption date.  The holders of the 7.00% Notes may require the Issuers to repurchase the 7.00% Notes following certain asset sales or a Change of Control (as defined in the 7.00% Notes Indenture) at the prices and on the terms specified in the 7.00% Notes Indenture.

The 7.00% Notes Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, enter into sale-leaseback transactions, sell assets or merge with other entities.  Events of default under the 7.00% Notes Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 7.00% Notes, (ii) breach of our covenants under the 7.00% Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes.  Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors have agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015.  Under specified circumstances, the Issuers and the subsidiary guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 7.00% Notes.  If the exchange offer is not completed on or before the 420th day after June 4, 2015, the annual interest rate borne by the 7.00% Notes will be increased by 1.0% per annum until the exchange offer is completed or the shelf registration statement is declared effective (or automatically becomes effective).

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at June 30, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we will incur interest expense associated with the financing obligation.  Interest expense of approximately $0.8 million was recorded for the three and six months ended June 30, 2015 and included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments.  The $89.6 million recorded is based on preliminary purchase accounting.  This amount may change as purchase accounting for the Capitol acquisition is finalized.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We capitalized additional financing fees of $0.9 million for each of the three and six months ended June 30, 2015 associated with the issuance of the 7.00% Notes.  Amortization expense of approximately $1.4 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 18 of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

As of June 30, 2015, we had total borrowings outstanding under our credit agreement of $536.2 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at June 30, 2015, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in the fair value of this instrument are recorded in earnings.

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

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions.  In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace.  We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time.  Changes in the fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.  In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments may include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At June 30, 2015, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at
	June 30,	Effect of 10%	Effect of 10%
	2015	Price Increase	Price Decrease
Exchange traded derivative contracts	$34,549	$(36,107)	$36,107
Forward derivative contracts	1,087	(11,404)	11,404
	$35,636	$(47,511)	$47,511

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2015.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $18.9 million at June 30, 2015.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation and the existence of a material weakness in our internal control over financial reporting (discussed below), and with insufficient time to fully evaluate and test, under sampling standards, the quarterly controls to address the material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

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

Specifically, at December 31, 2014, management’s review of the valuation of forward commodity purchase and sales contracts was not sufficiently precise; however, the lack of precision during the performance of the control resulting in this material weakness did not have an impact on the December 31, 2014 financial statements.  We are putting in place timely controls and developing systems and designing controls to improve the process of the valuation protocol which will enhance the quality of management’s review of these valuations, and once they have been in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively.  Due to having insufficient time to fully evaluate and test, under sampling standards, the quarterly controls, management has determined that we did not maintain effective internal control over financial reporting as of June 30, 2015.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

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

Other

On May 29, 2015 and in connection with a commercial dispute with Tethys Trading Company LLC (“Tethys”), we received a notice from Tethys alleging a default under, and purporting to terminate, our contract with Tethys for crude oil services at our Oregon facility.  However, we do not believe Tethys had the right to terminate the contract, and we will take appropriate action to enforce our rights under the agreement.  We had expected to receive fees from this contract of approximately $13.2 million for the period July 1, 2015 through December 31, 2015 and approximately $105.2 million in the aggregate for the remaining four years of the contract.

On March 26, 2015, we received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to our terminal located at 101 and 186 Lee Burbank Highway, Revere, Massachusetts (the “Terminal”), alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires us to submit a plan to remedy the reported violations of the NPDES Permit.  We have responded to the NON with a plan and are implementing modifications to the storm water management system at the Terminal.  We have determined that compliance with the NON and implementation of the plan will have no material impact on our operations.

We have a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to us in connection with certain agreements for the purchase and sale of ethanol.  The parties have agreed to arbitrate under the rules of the American Arbitration Association.  We filed for arbitration on March 24, 2015 and anticipate arbitration to commence during the first quarter ending March 31, 2016.  We believe we have meritorious positions and intend to vigorously pursue a favorable result in connection with this dispute.

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against us and Cascade Kelly alleging violations of the Clean Air Act (“CAA”).  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  Trial has been scheduled for the fourth quarter of 2015.  We have meritorious defenses to the lawsuit and are vigorously contesting the actions taken by the Plaintiffs.

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

We received from the Environmental Protection Agency (the “EPA”), by letters dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (the “NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  We have responded to the Supplemental NOV and engaged in further negotiations with the EPA.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 1A.Risk Factors

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time.  For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021.  From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships.  If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code.  We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

Item 6.Exhibits

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

Indenture, dated as of June 4, 2015, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2015).

4.3	—

Registration Rights Agreement, dated June 4, 2015, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 4, 2015).

10.1	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2015).

10.2	—	Form of Restricted Unit Award Grant Letter.

10.3	—	Form of Cash Award Grant Letter.

10.4	—	Form of Canadian Grant Agreement

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

^Management contract or compensatory plan or arrangement.

**Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 7, 2015		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015		By:	/s/ Daphne H. Foster
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

Indenture, dated as of June 4, 2015, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2015).

10.1	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2015).

10.2*^	—	Form of Restricted Unit Award Grant Letter.

10.3*^	—	Form of Cash Award Grant Letter.

10.4*^	—	Form of Canadian Grant Agreement

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

^Management contract or compensatory plan or arrangement.

**Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.