Form 10-Q
period 2015-09-30
GLOBAL PARTNERS LP
filed 2015-11-06
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The issuer had 33,995,563 common units outstanding as of November 3, 2015.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$765	$5,238
Accounts receivable, net	376,509	457,730
Accounts receivable—affiliates	5,225	3,903
Inventories	383,933	336,813
Brokerage margin deposits	25,662	17,198
Derivative assets	52,981	83,826
Prepaid expenses and other current assets	65,407	56,515
Total current assets	910,482	961,223
Property and equipment, net	1,234,759	825,051
Intangible assets, net	78,535	48,902
Goodwill	442,211	154,078
Other assets	48,755	50,723
Total assets	$2,714,742	$2,039,977
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$314,779	$456,619
Working capital revolving credit facility—current portion	104,900	—
Line of credit	—	700
Environmental liabilities—current portion	3,059	3,101
Trustee taxes payable	81,020	105,744
Accrued expenses and other current liabilities	71,715	82,820
Derivative liabilities	28,188	58,507
Total current liabilities	603,661	707,491
Working capital revolving credit facility—less current portion	150,000	100,000
Revolving credit facility	268,000	133,800
Senior notes	664,010	368,136
Environmental liabilities—less current portion	71,608	34,462
Financing obligation	89,735	—
Other long-term liabilities	149,228	59,932
Total liabilities	1,996,242	1,403,821
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,496,578 outstanding at September 30, 2015 and 30,995,563 units issued and 30,604,961 outstanding at December 31, 2014)	681,665	599,406
General partner interest (0.67% and 0.74% interest with 230,303 equivalent units outstanding at September 30, 2015 and December 31, 2014, respectively)	1,764	788
Accumulated other comprehensive loss	(12,747)	(13,252)
Total Global Partners LP equity	670,682	586,942
Noncontrolling interest	47,818	49,214
Total partners’ equity	718,500	636,156
Total liabilities and partners’ equity	$2,714,742	$2,039,977

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales	$2,486,203	$4,050,458	$8,145,407	$13,737,006
Cost of sales	2,333,904	3,895,023	7,680,362	13,334,862
Gross profit	152,299	155,435	465,045	402,144
Costs and operating expenses:
Selling, general and administrative expenses	42,480	41,408	136,657	110,379
Operating expenses	77,309	53,315	218,133	152,296
Amortization expense	2,319	4,522	10,730	13,574
Loss on sale and disposition of assets	680	—	1,330	1,060
Total costs and operating expenses	122,788	99,245	366,850	277,309
Operating income	29,511	56,190	98,195	124,835
Interest expense	(20,643)	(12,324)	(51,057)	(35,677)
Income before income tax expense	8,868	43,866	47,138	89,158
Income tax expense	(722)	(244)	(969)	(660)
Net income	8,146	43,622	46,169	88,498
Net loss (income) attributable to noncontrolling interest	66	(1,114)	(324)	(1,699)
Net income attributable to Global Partners LP	8,212	42,508	45,845	86,799
Less: General partner’s interest in net income, including incentive distribution rights	2,832	1,623	7,682	4,164
Limited partners’ interest in net income	$5,380	$40,885	$38,163	$82,635
Basic net income per limited partner unit	$0.16	$1.50	$1.20	$3.03
Diluted net income per limited partner unit	$0.16	$1.50	$1.20	$3.03
Basic weighted average limited partner units outstanding	33,531	27,183	31,733	27,229
Diluted weighted average limited partner units outstanding	33,653	27,307	31,909	27,312

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$8,146	$43,622	$46,169	$88,498
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	366	1,929	1,844	2,800
Change in pension liability	(1,161)	(595)	(1,339)	(861)
Total other comprehensive (loss) income	(795)	1,334	505	1,939
Comprehensive income	7,351	44,956	46,674	90,437
Comprehensive loss (income) attributable to noncontrolling interest	66	(1,114)	(324)	(1,699)
Comprehensive income attributable to Global Partners LP	$7,417	$43,842	$46,350	$88,738

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$46,169	$88,498
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	86,049	62,753
Amortization of deferred financing fees	4,413	4,187
Amortization of leasehold interests	481	—
Amortization of senior notes discount	749	435
Bad debt expense	697	996
Unit—based compensation expense	3,135	2,585
Write—off of financing fees	—	1,626
Loss on sale and disposition of assets	1,330	1,060
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	89,726	156,249
Accounts receivable—affiliate	(1,322)	(2,007)
Inventories	(27,574)	117,097
Broker margin deposits	(8,464)	11,000
Prepaid expenses, all other current assets and other assets	18,155	(24,454)
Accounts payable	(163,387)	(235,370)
Trustee taxes payable	(30,263)	1,917
Change in derivatives	526	6,443
Accrued expenses, all other current liabilities and other long—term liabilities	(25,812)	986
Net cash (used in) provided by operating activities	(5,392)	194,001
Cash flows from investing activities
Acquisitions	(561,170)	—
Capital expenditures	(56,519)	(73,591)
Proceeds from sale of property and equipment	2,548	3,405
Net cash used in investing activities	(615,141)	(70,186)
Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—
Borrowings from (payments on) working capital revolving credit facility	154,900	(125,000)
Borrowings from (payments on) revolving credit facility	134,200	(162,100)
Proceeds from senior notes, net of discount	295,125	258,903
Payments on line of credit	(700)	—
Repayment of senior notes	—	(40,244)
Repurchase of common units	(3,892)	(4,423)
Noncontrolling interest capital contribution	2,560	8,400
Distribution to noncontrolling interest	(4,280)	(8,400)
Distributions to partners	(71,158)	(54,623)
Net cash provided by (used in) financing activities	616,060	(127,487)
Cash and cash equivalents
Decrease in cash and cash equivalents	(4,473)	(3,672)
Cash and cash equivalents at beginning of period	5,238	9,217
Cash and cash equivalents at end of period	$765	$5,545
Supplemental information
Cash paid during the period for interest	$42,055	$26,947
Non-cash exchange of 6.25% senior notes due 2022	$—	$110,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2014	$599,406	$788	$(13,252)	$49,214	$636,156
Issuance of common units	109,305	—	—	—	109,305
Net income	38,163	7,682	—	324	46,169
Noncontrolling interest capital contribution	—	—	—	2,560	2,560
Distribution to noncontrolling interest	—	—	—	(4,280)	(4,280)
Other comprehensive income	—	—	505	—	505
Unit-based compensation	3,135	—	—	—	3,135
Distributions to partners	(65,231)	(6,706)	—	—	(71,937)
Repurchase of common units	(3,892)	—	—	—	(3,892)
Dividends on repurchased units	779	—	—	—	779
Balance at September 30, 2015	$681,665	$1,764	$(12,747)	$47,818	$718,500

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of September 30, 2015, the Partnership had a portfolio of 1,530 owned, leased and/or supplied gasoline stations, including 285 directly operated convenience stores, in the Northeast, Maryland and Virginia.

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies LLC (“Global Companies”), the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (defined below) (“Capitol”).  See Note 2.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership (reduced from 0.74% following the Partnership’s public offering of common units discussed in Note 9), is owned by affiliates of the Slifka family.  As of September 30, 2015, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 8,315,095 common units, representing a 24.5% limited partner interest.

Ownership by affiliates of the General Partner decreased by approximately 3,425,202 common units (from 37.9% at December 31, 2014 to  24.5% at September 30, 2015), primarily as a result of the liquidation and dissolution of AE Holdings Corp. (“AE Holdings”) in March 2015.   Immediately prior to such liquidation and dissolution, the directors and executive officers of the General Partner were deemed to beneficially own the entire 5,850,000 common units that were then owned by AE Holdings.  Upon the liquidation and dissolution of AE Holdings, the 5,850,000 common units were distributed to the stockholders of AE Holdings.  An aggregate 1,956,234 common units were sold by the stockholders of AE Holdings to cover their projected respective tax liabilities resulting from their receipt of the common units.  Approximately 2,306,960 common units of the original 5,850,000 common units are held by certain of the directors and executive officers of the General Partner, and the remaining 1,586,806 common units are held by unaffiliated members of the Slifka family.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The financial results of Capitol for the four months ended September 30, 2015 are included in the accompanying statement of operations for the nine months ended September 30, 2015.  The financial results of Warren and the Revere Terminal for the nine months ended September 30, 2015 are included in the accompanying statement of operations for the nine months ended September 30, 2015.  The accompanying consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2015.  The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Noncontrolling Interest

These financial statements reflect the application of ASC 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

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

Concentration of Risk

The following table presents the Partnership’s sales, logistics revenue and rental income as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gasoline sales: gasoline and gasoline blendstocks such as ethanol and naphtha	67%	64%	59%	61%
Crude oil sales and logistics revenue	13%	15%	11%	14%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	16%	20%	26%	24%
Convenience store sales, rental income and sundry sales	4%	1%	4%	1%
Total	100%	100%	100%	100%

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2015.   The Partnership had one customer, ExxonMobil Corporation (“ExxonMobil”) that accounted for approximately 19% and 17% of total sales for the three and nine months ended September 30, 2014, respectively.

Note 2.    Business Combinations

Acquisition of Warren Equities, Inc.

On January 7, 2015, the Partnership acquired, through GMG, 100% of the equity interests in Warren, one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation.  The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 330 dealers.  The acquired properties are located in the Northeast, Maryland and Virginia.  The purchase price, inclusive of post-closing adjustments, was approximately $381.8 million, including working capital.  The acquisition was funded with borrowings under the Partnership's credit facility and with proceeds from its December 2014 public offering of 3,565,000 common units.

The acquisition was accounted for using the purchase method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Warren subsequent to the acquisition date.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including the final valuation and reconciliation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$9,201
Inventory	19,199
Prepaid expenses and other current assets	12,590
Property and equipment	253,097
Intangibles	38,360
Other non-current assets	16,605
Total identifiable assets purchased	349,052
Liabilities assumed:
Accounts payable	(21,511)
Assumption of environmental liabilities	(36,467)
Taxes payable	(5,538)
Accrued expenses	(12,399)
Long-term deferred taxes	(74,848)
Other non-current liabilities	(9,739)
Total liabilities assumed	(160,502)
Net identifiable assets acquired	188,550
Goodwill	193,279
Net assets acquired	$381,829

During the quarter ended September 30, 2015, the Partnership recorded certain changes to the preliminary purchase accounting, specifically related to the values assigned to intangible assets, environmental liabilities, long-term deferred taxes and working capital assets and liabilities.  The impact of these changes decreased goodwill from $195.0 million at June 30, 2015 to $193.3 million at September 30, 2015.

The following represents the change in goodwill from the period ended June 30, 2015 to September 30, 2015 (in thousands):

Goodwill – June 30, 2015	$195,015
Increase in intangible assets	(1,800)
Increase in environmental liabilities	379
Increase in long-term deferred taxes	694
Net, increase in working capital assets and liabilities	(1,009)
Goodwill – September 30, 2015	$193,279

Management is in the process of completing its purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Warren’s property and equipment, intangible assets consisting of supply contracts and favorable leasehold interests, and unfavorable leasehold interests.  This valuation is in the final stages of review by management, and at September 30, 2015, the estimated fair values of property and equipment of $253.1 million, intangibles assets of $38.4 million ($37.6 million of supply contracts and $0.8 million of favorable leasehold interests), and unfavorable leasehold interests of $2.5 million, which are included in other non-current liabilities, were developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm.  The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of $36.5 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history, including reports from third-party environmental engineers (see Note 12).  The fair value of the environmental liabilities will be supported by the assessment performed by the third-party environmental engineers.

The long-term deferred tax liabilities of $74.8 million and short-term deferred tax assets of $1.4 million included in prepaid expenses and other current assets are primarily related to temporary differences associated with the fair value allocations of property and equipment and intangible assets, which are not deductible for tax purposes, net of acquired environmental liabilities and other deductible accrued liabilities.

The fair value of loan receivables purchased of $25.0 million was estimated by management based on the receivable’s payment terms,  assumptions of current interest rates and collectability and is included in prepaid expenses and other current assets and other non-current assets. The gross contractual amount for these loan receivables is $29.1 million, of which the Partnership estimates $2.4 million is not collectible.

The fair values of the remaining Warren assets and liabilities noted above approximate their carrying values at January 7, 2015.  It is possible that once the Partnership receives the completed valuations on the property and equipment, intangible assets, unfavorable leasehold interests and the assumption of environmental liabilities, the final purchase price accounting may be different than what is presented above.

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

The Partnership utilized accounting guidance related to intangible assets which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.  These factors include, in part, a review of the expected use by the Partnership of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets and legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset.  The Partnership amortizes these intangible assets over their estimated useful lives, which is consistent with the estimated undiscounted future cash flows of these assets.

As part of the purchase price allocation, identifiable intangible assets include supply contracts and favorable leasehold interests that are being amortized over seven to ten years and five years, respectively.  The weighted average life over which these acquired intangibles are being amortized is approximately ten and five years, respectively.  The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition.  The Partnership determines the renewal assumptions used based on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions.  The supply contracts had a weighted average term of approximately five years prior to their next renewal.  As the purchase price accounting is preliminary, the final assumptions related to the likelihood of renewals remains in process.  Amortization expense related to the supply contracts amounted to $0.9 million and $2.8 million for the three and nine months ended September 30, 2015, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (10/1/2015-12/31/2015)	$1,120
2016	3,928
2017	3,928
2018	3,928
2019	3,928
Thereafter	17,959
Total	$34,791

Amortization related to the favorable leasehold interests was immaterial for the three and nine months ended September 30, 2015.  The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the five succeeding years is as follows (in thousands):

2015 (10/1/2015-12/31/2015)	$38
2016	152
2017	152
2018	152
2019	152
Total	$646

The $193.3 million of goodwill was assigned to the Gasoline Distribution and Station Operations (“GDSO”) reporting unit.  The goodwill recognized is attributable primarily to expected synergies and growth opportunities for the Partnership.  For federal income tax purposes, the acquisition of Warren was deemed to be a stock purchase and, therefore, any recorded goodwill is not expected to be tax deductible.  In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for the interim period, June 1, 2014 to January 6, 2015 (Warren’s fiscal year end was May 31).  Any tax obligations will be funded by the selling shareholders.  Any tax refund will be remitted to the selling shareholders.  Included in accounts receivable and accounts payable at September 30, 2015 is an estimated refund of $8.3 million to be paid to the selling shareholder of Warren.

In connection with the acquisition of Warren, the Partnership incurred acquisition costs totaling approximately $7.1 million, of which $0 and $5.4 million were recorded for the three and nine months ended September 30, 2015, respectively, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The remaining acquisition costs were incurred in 2014.  Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015.  This charge, which is principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation.  Approximately $0.8 million and  $1.3 million of the restructuring charge was paid during the three and nine months ended September 30, 2015, respectively, and the remaining balance of $1.0 million is expected to be paid in full by December 31, 2015.

The acquisition of Warren complements the Partnership’s existing retail presence in the Northeast and expands its footprint into the adjacent Mid-Atlantic region.  The Warren operations have been integrated into the Partnership’s GDSO reporting segment.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Revere Terminal

On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies, the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of the Partnership, and related entities for a purchase price of $23.7 million.  The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property during the next eight years.  The contingent consideration was estimated to be $0 as of the acquisition date and as of September 30, 2015 as the Partnership concluded that the treatment of the contingent consideration as a non-fair value measure is appropriate and that, as of September 30, 2015, the sale of the terminal for non-petroleum use within the next eight years is not probable.  The Partnership financed the transaction with available capacity under its revolving credit facility.  In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC was terminated.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including the final valuation of the assets acquired, including tangible assets, and liabilities assumed.

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

During the quarter ended September 30, 2015, the Partnership recorded no changes to the preliminary purchase accounting.

Management is in the process of completing its purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of the Revere Terminal’s property and equipment.  This valuation is in the final stages of review by management, and at September 30, 2015, the estimated fair value of property and equipment of $28.5 million was developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm.  The estimated fair value of the property and equipment will be supported by valuations performed by the third-party valuation firm.

The fair value of $3.1 million assigned to the assumption of environmental liabilities was estimated by management based on their estimates, assumptions and acquisition history, including preliminary reports from third-party environmental engineers (see Note 12).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership is continuing its review of the estimated fair value of the assets acquired and liabilities assumed.  Accordingly, the purchase price allocation, including any value attributable to contingent consideration, will be finalized as the Partnership receives additional information relevant to the acquisition and the assets acquired and liabilities assumed.

The fair values of the remaining Revere Terminal liabilities noted above approximate their carrying values at January 14, 2015.

Acquisition of Capitol Petroleum Group

On June 1, 2015, the Partnership acquired 97 primarily Mobil and Exxon branded owned or leased retail gasoline stations and seven dealer supply contracts in New York City and Prince George’s County, Maryland, along with certain related supply and franchise agreements, and third-party leases and other assets associated with the operations from Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC (collectively, “Capitol Petroleum Group”).  The purchase price was approximately $155.7 million.  The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations.  The Partnership’s financial statements include the results of operations of Capitol subsequent to the acquisition date.

The purchase price allocation is considered preliminary, and additional adjustments may be recorded during the allocation period in accordance with the FASB’s guidance regarding business combinations.  The purchase price allocation will be finalized as the Partnership receives additional information relevant to the acquisition, including the final valuation of the assets purchased, including tangible and intangible assets, and liabilities assumed.

The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$346
Property and equipment	149,583
Intangibles	3,000
Other non-current assets	57
Total identifiable assets purchased	152,986
Liabilities assumed:
Financing obligation	(89,613)
Assumption of environmental liabilities	(300)
Other non-current liabilities	(2,236)
Total liabilities assumed	(92,149)
Net identifiable assets acquired	60,837
Goodwill	94,854
Net assets acquired	$155,691

During the quarter ended September 30, 2015, the Partnership recorded certain changes to the preliminary purchase accounting, specifically related to the values assigned to unfavorable leasehold interests, environmental liabilities and working capital assets and liabilities.  The impact of these changes increased goodwill from $94.3 million at June 30, 2015 to $94.8 million at September 30, 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents the change in goodwill from the period ended June 30, 2015 to September 30, 2015 (in thousands):

Goodwill – June 30, 2015	$94,321
Increase in unfavorable leasehold interests	430
Increase in environmental liabilities	75
Increase in working capital assets and liabilities	28
Goodwill – September 30, 2015	$94,854

Management is in the process of completing its purchase price accounting.  The Partnership engaged a third-party valuation firm to assist in the valuation of Capitol’s property and equipment,  intangible assets consisting of supply contracts and favorable leasehold interests, and unfavorable leasehold interests.  This valuation is in the final stages of review by management, and during the quarter ended September 30, 2015, the estimated fair values of property and equipment of $149.6 million, including $60.0 million of owned property and equipment and $89.6 million of property and equipment for certain properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting, and intangibles assets of $3.0 million ($2.2 million of favorable leasehold interests and $0.8 million of supply contracts) were developed by management based on their estimates, assumptions and acquisition history including reports from the third-party valuation firm.  The estimated fair value of unfavorable leasehold interests was $0.7 million at the date of acquisition.    The estimated fair values of the property and equipment, intangible assets and unfavorable leasehold interests will be supported by the valuations performed by the third-party valuation firm.  It is possible that once the Partnership receives the completed valuations on the property and equipment, intangible assets and unfavorable leasehold interests, the final purchase price accounting may be different than what is presented above.

The estimated fair value of property and equipment of $149.6 million includes $60.0 million of owned property and equipment and $89.6 million of certain properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting.  As a result of not meeting the criteria for sale accounting, the property and equipment sold and leased back by Capitol has not been derecognized and, in purchase accounting, the estimated fair value of property and equipment associated with these sites of $89.6 million has been recognized within property and equipment.  Depreciation expense associated with these sale-leaseback properties amounted to $0.9 million and $1.2 million for the three and nine months ended September 30, 2015, respectively.

The financing obligation of $89.6 million recognized is attributable to the two sale-leaseback transactions discussed above that did not meet the criteria for sale accounting and, as a result, were accounted for as financing arrangements.  These lease agreements mature on varying dates through 2029, and the fair value of $89.6 million assigned to the financing obligation was estimated by management based on the remaining payments attributable to the lease agreements over their terms and is equal to the estimated fair value of property and equipment associated with these sites.  Over the course of the lease agreements, the lease rental payments will be classified as interest expense on the financing obligation and the pay-down of the financing obligation as opposed to operating expense.  Interest expense associated with the financing obligation for these sale-leaseback properties amounted to $2.4 million and $3.2 million for the three and nine months ended September 30, 2015, respectively.  Lease rental payments associated with the financing obligation for these sale-leaseback properties amounted to $2.3 million and $3.1 million for the three and nine months ended September 30, 2015, respectively.  The financing obligation balance outstanding at September 30, 2015 was $89.7 million. The Partnership is in the process of completing its review of the valuation of the financing obligation recognized.

The fair value of $0.3 million assigned to the assumption of environmental liabilities was developed by management based on their estimates, assumptions and acquisition history (see Note 12).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the remaining Capitol assets and liabilities noted above approximate their carrying values at June 1, 2015.

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values.  The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon their estimates and assumptions.  Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

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

As part of the purchase price allocation, identifiable intangible assets include supply contracts and favorable leasehold interests that are being amortized over seven and two years, respectively.  The weighted average life over which these acquired intangibles are being amortized is approximately seven and two years, respectively.  The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition.  The Partnership determines the renewal assumptions used based on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions.  The supply contracts had a weighted average term of approximately one year prior to their next renewal.  As the purchase price accounting is preliminary, the final assumptions related to the likelihood of renewals remains in process.  Amortization expense related to the supply contracts was immaterial  for the three and nine months ended September 30, 2015.

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (10/1/15-12/31/15)	$29
2016	114
2017	114
2018	114
2019	114
Thereafter	277
Total	$762

Amortization of favorable leasehold interests was $0.3 million and $0.4 million for the three and nine months ended September 30, 2015, respectively.  The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the three succeeding years is as follows (in thousands):

2015 (10/1/15-12/31/15)	$275
2016	1,100
2017	458
Total	$1,833

The $94.8 million of goodwill was assigned to the GDSO reporting unit.  The goodwill recognized is attributable primarily to the expansion of the Partnership’s presence in active markets in the East Coast in which the Partnership can leverage its existing operations and dealer relationships without significant incremental expense to grow the business.  The transaction also positions the Partnership to expand through tuck-in acquisitions as well as new-to-industry sites.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The goodwill is expected to be tax deductible.  The operations of Capitol have been integrated into the Partnership’s GDSO reporting segment.

In connection with the acquisition of Capitol, the Partnership incurred acquisition costs of approximately $0.1 million and $3.2 million which were recorded for the three and nine months ended September 30, 2015, respectively, and included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Goodwill

The following table presents the changes in goodwill (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2014	$121,752	$32,326	$154,078
Acquisition of Warren	—	193,279	193,279
Acquisition of Capitol	—	94,854	94,854
Balance at September 30, 2015	$121,752	$320,459	$442,211

Supplemental Pro Forma Information

Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the nine months ended September 30, 2015 is consistent with the amounts reported in the accompanying statement of operations for the nine months ended September 30, 2015.  As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2015	2014
Sales	$4,577,554	$8,370,830	$15,331,430
Net income attributable to Global Partners LP	$40,690	$49,837	$99,293
Net income per limited partner unit, basic	$1.44	$1.26	$3.49
Net income per limited partner unit, diluted	$1.44	$1.25	$3.48

Pro forma information for Warren for the three and nine months ended September 30, 2014 is based on unaudited revenues and net income.  Pro forma information for Capitol for the three and nine months ended September 30, 2014 is estimated based on annual revenues and net income.  Warren’s revenues and net income included in the Partnership’s consolidated operating results from January 7, 2015, the acquisition date, through the period ended September 30, 2015 were $0.9 billion and $14.3 million, respectively.  Capitol’s revenues and net income included in the Partnership’s

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consolidated operating results from June 1, 2015, the acquisition date, through the period ended September 30, 2015 were $0.1 billion and $2.0 million, respectively.

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2015 and December 31, 2014 excluded 498,985 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per unit data):

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (1)	$8,212	$5,380	$2,832	$—	$42,508	$40,885	$1,623	$—
Declared distribution	$26,650	$23,713	$160	$2,777	$19,319	$17,899	$150	$1,270
Assumed allocation of undistributed net income	(18,438)	(18,333)	(105)	—	23,189	22,986	203	—
Assumed allocation of net income	$8,212	$5,380	$55	$2,777	$42,508	$40,885	$353	$1,270

Denominator:
Basic weighted average limited partner units outstanding		33,531				27,183
Dilutive effect of phantom units		122				124
Diluted weighted average limited partner units outstanding		33,653				27,307
Basic net income per limited partner unit		$0.16				$1.50
Diluted net income per limited partner unit		$0.16				$1.50

(1)

As a result of the June 2015 and December 2014 issuances of 3,000,000 and 3,565,000 common units, respectively, the general partner interest was reduced to 0.67% for the three months ended September 30, 2015 from 0.83% for the three months ended September 30, 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (2)	$45,845	$38,163	$7,682	$—	$86,799	$82,635	$4,164	$—
Declared distribution	$76,230	$68,332	$476	$7,422	$56,414	$52,531	$439	$3,444
Assumed allocation of undistributed net income	(30,385)	(30,169)	(216)	—	30,385	30,104	281	—
Assumed allocation of net income	$45,845	$38,163	$260	$7,422	$86,799	$82,635	$720	$3,444

Denominator:
Basic weighted average limited partner units outstanding		31,733				27,229
Dilutive effect of phantom units		176				83
Diluted weighted average limited partner units outstanding		31,909				27,312
Basic net income per limited partner unit		$1.20				$3.03
Diluted net income per limited partner unit		$1.20				$3.03

(2)

As a result of the June 2015 and December 2014 issuances of 3,000,000 and 3,565,000 common units, respectively, the general partner interest was reduced to 0.67%.  As a result, the general partner interest was, based on a weighted average, 0.73% for the nine months ended September 30, 2015 from 0.83% for the nine months ended September 30, 2014.

During 2015, the board of directors of the General Partner declared the following quarterly cash distribution:

	Per Unit Cash		Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared		Quarterly Period Ended
April 22, 2015	$0.6800	(1)	March 31, 2015
July 22, 2015	$0.6925	(1)	June 30, 2015
October 21, 2015	$0.6975	(1)	September 30, 2015

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

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or market.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Distillates: home heating oil, diesel and kerosene	$159,587	$163,679
Gasoline	63,463	82,080
Gasoline blendstocks	28,813	33,760
Crude oil	89,229	20,769
Residual oil	18,460	20,602
Propane and other	725	5,123
Renewable identification numbers (RINs)	4,460	2,057
Convenience store inventory	19,196	8,743
Total	$383,933	$336,813

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $3.6 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $20.4 million and $16.5 million at September 30, 2015 and December 31, 2014, respectively.  Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2015:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	54,575	Thousands of barrels
Short	(58,806)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,370	Thousands of barrels
Short	(8,534)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	14,454	Thousands of decatherms
Short	(13,954)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$8.2	Millions of Canadian dollars
	$6.1	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)	All-in forward rate Canadian dollars $1.3351 to USD $1.00.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2015	2014	2015	2014
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$62,500	$29,470	$72,067	$52,050

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(65,387)	$(30,890)	$(71,718)	$(52,386)

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

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at September 30, 2015, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation are recorded in the consolidated statement of operations through interest expense.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
Derivatives Designated in Cash Flow Hedging Relationship	2015	2014		2015	2014
Interest rate swaps	$186	$1,824	Interest expense	$—	$—
Interest rate cap (1)	(11)	105	Interest expense	—	—
Total	$175	$1,929		$—	$—

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
Derivatives Designated in Cash Flow Hedging Relationship	2015	2014		2015	2014
Interest rate swaps	$1,365	$2,535	Interest expense	$—	$—
Interest rate cap (1)	(16)	265	Interest expense	—	—
Total	$1,349	$2,800		$—	$—

(1)

The interest rate cap was de-designated as a cash flow hedge in June 2014.  Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and are being amortized to income through the tenor of the interest rate cap instrument.  The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the three and nine months ended September 30, 2015.  As of September 30, 2015, the remaining unamortized prepaid interest rate caplets were $0.5 million and will be amortized over the remaining life for the interest rate cap which expires in April 2016.

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three and nine months ended September 30, 2015 and 2014.

Derivatives NOT Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges.  Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

swap agreements, to hedge commodity price exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges.  These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet.  The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge.  Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales.  These exchange-traded derivatives are settled on a daily basis by the Partnership through brokerage margin accounts.

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

Natural Gas Commodity Contracts

The Partnership uses physical forward purchase contracts to hedge price risk associated with the marketing and selling of natural gas to third-party users.  These physical forward purchase commitments for natural gas are typically executed when the Partnership enters into physical forward sale commitments of product for physical delivery.  These physical forward contracts, to the extent they meet the definition of a derivative, are reflected as derivative assets and derivative liabilities in the consolidated balance sheet.  Changes in fair value of the forward purchase and sale commitments are recognized in the consolidated statement of operations through cost of sales.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2015	2014	2015	2014
Commodity contracts	Cost of sales	$(1,013)	$10,708	$3,500	$14,196
Forward foreign currency contracts	Cost of sales	3	171	35	17
Total		$(1,010)	$10,879	$3,535	$14,213

Margin Deposits

All of the Partnership’s exchange-traded derivative contracts (designated and not designated) are transacted through clearing brokers.  The Partnership deposits initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of closed futures contracts.  Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

Commodity Contracts and Other Derivative Activity

The Partnership’s commodity contract derivatives and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and OTC swap agreements used to economically hedge physical forward contracts and (iv) the derivative instruments under the Partnership’s controlled trading program.  The Partnership does not take the normal purchase and sale exemption available under ASC 815 for its physical forward contracts.

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2015 and December 31, 2014 (in thousands):

		September 30, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$31,306	$24,636	$55,942
Forward derivative contracts (1)	Derivative assets	—	52,981	52,981
Forward foreign currency contracts	Other Assets	—	26	26
Interest rate cap contract	Other assets	—	1	1
Total asset derivatives		$31,306	$77,644	$108,950

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$28,188	$28,188
Interest rate swap contracts	Other long-term liabilities	5,331	—	5,331
Total liability derivatives		$5,331	$28,188	$33,519

		December 31, 2014
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$30,600	$90,890	$121,490
Forward derivative contracts (1)	Derivative assets	—	83,826	83,826
Forward foreign currency contracts	Other Assets	—	9	9
Interest rate cap contract	Other assets	—	17	17
Total asset derivatives		$30,600	$174,742	$205,342

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$58,507	$58,507
Interest rate swap contracts	Other long-term liabilities	6,696	—	6,696
Total liability derivatives		$6,696	$58,507	$65,203

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

Note 6.    Debt

Credit Agreement

As of September 30, 2015, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement will mature on April 30, 2018.

As of September 30, 2015, there were two facilities under the Credit Agreement:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.0 billion; and

•	a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then-existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $2.075 billion.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.775 billion.

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

The average interest rates for the Credit Agreement were 3.8% and 3.8% for the three months ended September 30, 2015 and 2014, respectively, and 3.5% and 3.6% for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.  Additionally, the Partnership has an interest rate cap that is hedging variable interest.  The cap is not designated for accounting purposes.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at September 30, 2015, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $104.9 million as the current portion at September 30, 2015, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million and $100.0 million at September 30, 2015 and December 31, 2014, respectively, and the current portion was $104.9 million and $0,  at September 30, 2015 and December 31, 2014, respectively.  The increase in total borrowings under the working capital revolving credit facility of $154.9 million from December 31, 2014 was primarily due to cash used in operating assets and liabilities during the period.  Inventory increased due to higher volume stored and, accounts payable and receivables decreased as a result of declining prices during the period.

As of September 30, 2015, the Partnership had total borrowings outstanding under the Credit Agreement of $522.9 million, including $268.0 million outstanding on the revolving credit facility.  In addition, the Partnership had

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

outstanding letters of credit of $79.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly owned subsidiaries and is guaranteed by the Partnership and its subsidiaries with the exception of Basin Transload.

The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets or make capital expenditures in excess of specified levels.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2015.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

6.25% Senior Notes

On June 19, 2014, the Partnership and GLP Finance Corp. (“GLP Finance” and, together with the Partnership, the “Issuers”) entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes.  Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes have been exchanged for SEC-registered notes.

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a Purchase Agreement (the “7.00% Notes Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes.  Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015.  The exchange offer was completed on October 22, 2015, and 100% of the 7.00% Notes have been exchanged for SEC-registered notes.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at September 30, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, the Partnership assumed a  financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership will incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million and $3.2 million was recorded for the three and nine months ended September 30, 2015, respectively, and included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.3 million and $3.1 million for the three and nine months ended September 30, 2015, respectively.  The $89.6 million recorded is based on preliminary purchase accounting.  This amount may change as purchase accounting for the Capitol acquisition is finalized.  The financing obligation balance outstanding at September 30, 2015 was $89.7 million.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized additional financing fees of $0 and $5.7 million for the three and nine months ended September 30, 2015, respectively, associated with the issuance of the 7.00% Notes.  Amortization expense of approximately $1.5 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

Note 7.    Related Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts.  On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement was terminated (see Note 2).  Prior to the acquisition, the agreement was accounted for as an operating lease.  The expenses under this agreement totaled $0 and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $6.9 million for the nine months ended September 30, 2015 and 2014, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $0 and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$24,000 for the three months ended September 30, 2015 and 2014, respectively, and $8,000 and $72,000 for the nine months ended September 30, 2015 and 2014, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Under the AE Holdings Amended and Restated Services Agreement, the Partnership continues to provide AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings pays the Partnership an aggregate of $15,000 per year in equal monthly installments.  Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Amended and Restated Services Agreements are each for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of September 30, 2015, no such notice of termination was given by any party.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG or Drake Petroleum.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $27.5 million and $24.5 million for the three months ended September 30, 2015 and 2014, respectively, and $85.2 million and $60.9 million for the nine months ended September 30, 2015 and 2014, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2015	2014
Receivables from GPC	$54	$108
Receivables from the General Partner (1)	5,171	3,795
Total	$5,225	$3,903

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 8.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at September 30, 2015 consisted of 33,995,563 common units issued,  including 8,315,095 common units held by affiliates of the General Partner, including directors and executive officers, collectively

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

representing a  99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at December 31, 2014	30,995,563	230,303	31,225,866
Public offering of common units (see Note 9)	3,000,000	—	3,000,000
Balance at September 30, 2015	33,995,563	230,303	34,225,866

Partners’ equity at September 30, 2015 and December 31, 2014 excluded common units outstanding of 498,985 and 390,602, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner’s Obligations (as defined herein).  See Note 13, “Long-Term Incentive Plan—Repurchase Program.”

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership paid the following cash distribution during 2015 (in thousands, except per unit data):

Cash	Per Unit
Distribution	Cash	Common	General	Incentive	Total Cash
Payment Date	Distribution	Units	Partner	Distribution	Distribution

2/13/2015 (1)	$0.6650	$20,612	$154	$1,591	$22,357
5/15/2015 (2)	$0.6800	$21,076	$157	$2,027	$23,260
8/14/2015 (3)	$0.6925	$23,543	$159	$2,618	$26,320

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

(3)

This distribution of $0.6925 per unit resulted in the Partnership exceeding its third target level distribution for the second quarter of 2015.  As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on October 21, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.6975 per unit ($2.79 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2015 through September 30, 2015 to the Partnership’s unitholders of record as of the close of business on November 4, 2015.  This distribution will result in the Partnership exceeding its third target level distribution for the quarter ended September 30, 2015.

Note 9.    Unitholders’ Equity

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

The common  units sold pursuant to the Underwriting Agreement were registered under the Securities Act, pursuant to the Partnership’s shelf registration statement on Form S-3 (File No. 333-204233) which was filed with the SEC and became effective on May 15, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2015,  no common  units were sold by the Partnership pursuant to the Agreement.

Note 10.    Segment Reporting

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and nine months ended September 30, 2015 and 2014, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to branded and unbranded gasoline customers and other resellers of transportation fuels.  The transportation of these products may be performed by utilization of railcars,  barges and/or pipelines which are available pursuant to spot or long-term contractual obligations or by third parties.  The Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by train and ships it by barge to refiners on the East and West Coasts.  The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements.  Additionally, ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers.  Station operations include convenience stores, rental income from gasoline stations leased to dealers or commissioned agents and sundries (car wash sales, lottery and ATM commissions).  The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

results of Warren, acquired in January 2015, and Capitol, acquired in June 2015 (see Note 2), are included in the GDSO segment.

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$708,198	$1,692,757	$2,203,312	$5,841,042
Crude oil (1)	311,381	621,392	927,371	1,855,661
Other oils and related products (2)	273,310	600,890	1,618,086	2,601,941
Total	$1,292,889	$2,915,039	$4,748,769	$10,298,644
Product margin
Gasoline and gasoline blendstocks	$7,157	$25,370	$54,694	$70,959
Crude oil (1)	15,719	44,670	67,804	98,256
Other oils and related products (2)	12,389	14,821	53,801	57,964
Total	$35,265	$84,861	$176,299	$227,179
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$927,154	$877,021	$2,530,999	$2,538,127
Station operations (4)	104,699	47,757	286,191	124,921
Total	$1,031,853	$924,778	$2,817,190	$2,663,048
Product margin
Gasoline	$88,297	$54,306	$203,205	$126,629
Station operations (4)(5)	49,047	25,905	130,836	69,669
Total	$137,344	$80,211	$334,041	$196,298
Commercial Segment:
Sales	$161,461	$210,641	$579,448	$775,314
Product margin	$6,088	$5,234	$24,669	$23,295
Combined sales and Product margin:
Sales	$2,486,203	$4,050,458	$8,145,407	$13,737,006
Product margin (6)	$178,697	$170,306	$535,009	$446,772
Depreciation allocated to cost of sales	(26,398)	(14,871)	(69,964)	(44,628)
Combined gross profit	$152,299	$155,435	$465,045	$402,144

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)

The GDSO segment for the three and nine months ended September 30, 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 2).  As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods.

(4)	Station operations primarily consist of convenience stores sales at the Partnership’s directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.
(5)

For the three and nine months ended September 30, 2014, station operations includes the reclass of loss on sale and disposition of assets from product margin to operating expenses to conform to the Partnership’s current presentation.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Combined gross profit	$152,299	$155,435	$465,045	$402,144
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	42,480	41,408	136,657	110,379
Operating expenses	77,309	53,315	218,133	152,296
Amortization expense	2,319	4,522	10,730	13,574
Loss on sale and disposition of assets	680	—	1,330	1,060
Total operating costs and expenses	122,788	99,245	366,850	277,309
Operating income	29,511	56,190	98,195	124,835
Interest expense	(20,643)	(12,324)	(51,057)	(35,677)
Income tax expense	(722)	(244)	(969)	(660)
Net income	8,146	43,622	46,169	88,498
Net loss (income) attributable to noncontrolling interest	66	(1,114)	(324)	(1,699)
Net income attributable to Global Partners LP	$8,212	$42,508	$45,845	$86,799

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2015 and 2014.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents total assets by reportable segment at September 30, 2015 and December 31, 2014 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2015	$773,427	$—	$1,392,627	$548,688	$2,714,742
December 31, 2014	$811,535	$—	$622,860	$605,582	$2,039,977

The increase in total assets allocated to GDSO at September 30, 2015 compared to December 31, 2014 is due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol  (see Note 2).

Note 11.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Buildings and improvements	$979,560	$667,172
Land	449,161	288,929
Fixtures and equipment	37,642	26,577
Construction in process	51,001	66,119
Capitalized internal use software	17,898	7,530
Total property and equipment	1,535,262	1,056,327
Less accumulated depreciation	300,503	231,276
Total	$1,234,759	$825,051

The increase of approximately $478.9 million in total property and equipment at September 30, 2015 was primarily due to the Partnership’s 2015 acquisitions of Warren, Capitol and the Revere Terminal, which contributed to $431.2 million of acquired property and equipment (see Note 2).  At September 30, 2015 and December 31, 2014, construction in process included $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly Holdings LLC (“Cascade Kelly”) in 2013.  The Partnership plans to make capital improvements necessary to place the ethanol plant into service in 2016.  Therefore, as of September 30, 2015 and December 31, 2014, the recorded value of the ethanol plant is included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

As part of continuing operations, the Partnership may periodically divest certain gasoline stations.  The gain (loss) on the sale, representing cash proceeds less net book value of assets at disposition, is recorded in loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0.7 million and $0 for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Additionally, in conjunction with the periodic divestiture of gasoline stations, the Partnership may classify certain gasoline station assets as held-for-sale.  The Partnership classified $3.9 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively, as assets held-for-sale which are included in property and equipment in the accompanying balance sheets.

The Partnership evaluates its assets for impairment on a quarterly basis.  No material impairments were required for the three and nine months ended September 30, 2015 and 2014.    However, at September 30, 2015, the Partnership had a $3.4 million remaining net book value of long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil.  The long-term recoverability of these assets might be adversely impacted by any prolonged decline in commodity prices or the cost differential between natural gas and oil.  Over the long term, if oil remains an attractive alternative to CNG due to lower oil prices, this may become an indicator of the potential

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impairment of these CNG assets in the future.  The Partnership monitors the pricing environment and the related impact this may have on the CNG operating and cash flows and whether this would constitute an impairment indicator.

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

In connection with the June 2015 acquisition of retail gasoline stations from Capitol (see Note 2), the Partnership assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol.  Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere Terminal (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

In connection with the January 2015 acquisition of Warren (see Note 2), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned by Warren and future remediation activities required by applicable federal, state or local law or regulation.  As a result, the Partnership recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

The $0.3 million, $3.1 million and $36.5 million recorded for Capitol, the Revere Terminal and Warren, respectively, were based on preliminary purchase accounting.  These amounts may change as the purchase price accounting is finalized.

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2015 (in thousands):

	Balance at				Balance at
	December 31,	Additions	Payments in	Dispositions	September 30,
Environmental Liability Related to:	2014	2015	2015	2015	2015
Retail Gasoline Stations	$35,792	$36,767	$(2,629)	$(67)	$69,863
Terminals	1,771	3,074	(41)	—	4,804
Total environmental liabilities	$37,563	$39,841	$(2,670)	$(67)	$74,667
Current portion	$3,101				$3,059
Long-term portion	34,462				71,608
Total environmental liabilities	$37,563				$74,667

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of a liability for an asset retirement obligation is recognized in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $6.8 million and $3.8 million in total asset retirement obligations at September 30, 2015 and December 31, 2014, respectively, which are included in other long-term liabilities in the accompanying balance sheets.  Approximately $2.0 million and $0.9 million of these obligations at September 30, 2015 were assumed in the 2015 acquisitions of Warren and Capitol, respectively.

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

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.2 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at September 30, 2015 and December 31, 2014.

Note 13.    Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.

Awards granted under the LTIP are authorized by the Compensation Committee of the board of directors of the General Partner (the “Committee”) from time to time. Additionally and in accordance with the LTIP, the Committee established a “CEO Authorized LTIP” program pursuant to which the Chief Executive Officer (“CEO”) may grant awards of phantom units without distribution equivalent rights to employees of the General Partner and the Partnership’s subsidiaries, other than named executive officers.  The CEO Authorized LTIP program was approved for three consecutive calendar years commencing January 1, 2014, subject to modification or earlier termination by the Committee.  During each calendar year of the program, the CEO is authorized to grant awards of up to an aggregate amount of $2.0 million of phantom units payable in common units upon vesting, with unused dollar amounts carrying over in the next year, and no individual grant may be made for an award valued at the time of grant of more than $550,000, unless otherwise previously approved by the Committee.  Awards granted pursuant to the CEO Authorized LTIP generally would be for a term of six years and vest in equal tranches at the end of each of the fourth, fifth and sixth anniversary dates of the particular award.

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

In 2014, a total of 44,902 phantom units were granted to certain employees, and during the nine months ended September 30, 2015, a total of 74,393 phantom units were granted to certain employees and the non-employee directors.

The phantom units for these awards vest pursuant to the terms of the grant agreements.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The Partnership recorded total compensation expense related to these awards of $1.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $3.2 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2015 was approximately $15.6 million and is expected to be recognized ratably over the remaining requisite service period.

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value
Outstanding non—vested units at December 31, 2014	532,748	$39.29
Granted	74,393	36.32
Vested	(3,655)	36.30
Forfeited	—	—
Outstanding non—vested units at September 30, 2015	603,486	$38.95

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is currently authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner has repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, of which approximately $3.9 million was purchased during 2015.

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2015 and December 31, 2014 excluded 498,985 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Note 14.    Fair Value Measurements

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3	—

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 includes certain OTC forward derivative instruments related to crude oil and propane.

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

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value at September 30, 2015
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$42,195	$10,786	$—	$52,981
Foreign currency derivatives	—	26	—	—	26
Interest rate cap	—	1	—	—	1
Exchange-traded/cleared derivative instruments (2)	55,942	—	—	(30,280)	25,662
Pension plan	16,370	—	—	—	16,370
Total assets	$72,312	$42,222	$10,786	$(30,280)	$95,040

Liabilities:
Forward derivative contracts (1)	$—	$(21,513)	$(6,269)	$—	$(27,782)
Swap agreements and options	—	(406)	—	—	(406)
Interest rate swaps	—	(5,331)	—	—	(5,331)
Total liabilities	$—	$(27,250)	$(6,269)	$—	$(33,519)

	Fair Value at December 31, 2014
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$81,421	$2,405	$—	$83,826
Foreign currency derivatives	—	9	—	—	9
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	121,490	—	—	(104,292)	17,198
Pension plan	18,023	—	—	—	18,023
Total assets	$139,513	$81,447	$2,405	$(104,292)	$119,073

Liabilities:
Forward derivative contracts (1)	$—	$(28,500)	$(27,928)	$—	$(56,428)
Swap agreements and options	—	(2,079)	—	—	(2,079)
Interest rate swaps	—	(6,696)	—	—	(6,696)
Total liabilities	$—	$(37,275)	$(27,928)	$—	$(65,203)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The carrying values and fair values of the Partnership’s 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

6.25% Notes	$375,000	$348,375	$375,000	$358,594
7.00% Notes	300,000	279,000	—	—

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

The values of the Partnership’s Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data.  Specifically, the fair values of the Partnership’s Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, New York Harbor and third-party pricing information for the underlying instruments using market approaches.  The fair value of the Partnership’s Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models.  The fair value of the Partnership’s Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar.  The Partnership has not changed its valuation techniques or Level 2 inputs during the nine months ended September 30, 2015.

Level 3 Information

The values of the Partnership’s Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the measurement of the Partnership’s Level 3  derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs were $5.25 to $14.25 per barrel for the nine months ended September 30, 2015 and $10.00 to $18.24 per barrel for the nine months ended September 30, 2014 for crude oil, and $1.26 to $9.66 per barrel for the three months ended September 30, 2015 for propane.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2015 (in thousands):

Fair value at December 31, 2014	$(25,523)
Transfers into Level 3 (1)(2)	516
Realized and unrealized gains (losses) recorded in cost of sales	29,524
Fair value at September 30, 2015	$4,517

(1)

Transfers from Level 2 to Level 3 were due to certain market inputs associated with propane that were previously considered observable that became unobservable during the three months ended September 30, 2015, given increased volatility in the market for this product.

(2)	The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 2 for acquired assets and liabilities measured on a non-recurring basis during the nine months ended September 30, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other

By letter dated October 5, 2015, the Partnership received a notice of intent to sue (the “October NOI”), which supersedes and replaces a prior notice of intent to sue that the Partnership received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the Clean Air Act (the “CAA”) at the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), particularly with respect to crude oil operations at the Albany Terminal.    The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including, but not limited to, gasoline, ethanol, distillates, heating and crude oils.    The October NOI revises the superseded and replaced September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA  violations.

The CAA authorizes citizens to commence enforcement action against violations of the CAA, including permits issued pursuant to the CAA.  Citizens must be adversely affected by the alleged violation and normally must give 60 days’ notice of the alleged violation to the alleged violator, New York State and the EPA prior to filing any suit.  The notice and 60-day period are intended to allow the alleged violator an opportunity to correct the violation and to give the EPA or New York State an opportunity to enforce compliance, thus making citizen enforcement unnecessary.  Not all such notices result in lawsuits being filed.  In the event that the EPA or the New York Department of Environmental Conservation (“NYDEC”) takes enforcement action regarding the allegations, the citizens group action does not go forward.  The October NOI indicates an intent to seek, among other things, (i) injunctive relief enjoining the receipt, storage and trans-loading of crude oil at the Albany Terminal, and (ii) civil penalties of $37,500 for each day the Partnership has operated the Albany Terminal in violation of the CAA.  The October NOI also initiates a new 60-day notice period.  In the event the EPA or NYDEC do not take action, the citizens may file a lawsuit against the Partnership.  The Partnership believes that it has meritorious defenses against all allegations and will vigorously contest any such lawsuit.

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

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere Terminal, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires the Partnership to submit a plan to remedy the reported violations of the NPDES Permit.  The Partnership has responded to the NON with a plan and is implementing modifications to the storm water management system at the Revere Terminal.  The Partnership has determined that compliance with the NON and implementation of the plan will have no material impact on its operations.

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

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against the Partnership and Cascade Kelly alleging violations of the CAA.  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  Trial has been scheduled for the fourth quarter of 2015.  The Partnership has meritorious defenses to the lawsuit and is vigorously contesting the actions taken by the Plaintiffs.

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

The Partnership received from the EPA, by letters dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (“NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2015 (in thousands):

	Pension
Three Months Ended September 30, 2015	Plan	Derivatives	Total
Balance at June 30, 2015	$(5,725)	$(6,227)	$(11,952)
Other comprehensive income before reclassifications of gain (loss)	(1,136)	366	(770)
Amount of gain (loss) reclassified from accumulated other comprehensive income	(25)	—	(25)
Total comprehensive income	(1,161)	366	(795)
Balance at September 30, 2015	$(6,886)	$(5,861)	$(12,747)

	Pension
Nine Months Ended September 30, 2015	Plan	Derivatives	Total
Balance at December 31, 2014	$(5,547)	$(7,705)	$(13,252)
Other comprehensive income before reclassifications of gain (loss)	(1,278)	1,844	566
Amount of gain (loss) reclassified from accumulated other comprehensive income	(61)	—	(61)
Total comprehensive income	(1,339)	1,844	505
Balance at September 30, 2015	$(6,886)	$(5,861)	$(12,747)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

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

Accounting Standards or Updates Not Yet Effective

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.”  This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts.  The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date.  Alternatively, an acquirer may present those amounts separately on the face of the income statement.  This new standard is effective for fiscal years beginning after December 15, 2015, including interim periods with those fiscal years.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Partnership is currently assessing the impact this standard will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest:  Simplifying the Presentation of Debt Issuance Costs.”  This standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this standard.  The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 19.    Subsequent Event

On October 21, 2015, the board of directors of the General Partner declared a quarterly cash distribution of $0.6975 per unit ($2.79 per unit on an annualized basis) for the period from July 1, 2015 through September 30, 2015.  On November 13, 2015, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on November 4, 2015.

Note 20.    Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance.  As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities.  The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d).

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2015 and 2014 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2015

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(5,190)	$5,955	$—	$765
Accounts receivable, net	376,209	300	—	376,509
Accounts receivable - affiliates	5,765	1,023	(1,563)	5,225
Inventories	383,933	—	—	383,933
Brokerage margin deposits	25,662	—	—	25,662
Derivative assets	52,981	—	—	52,981
Prepaid expenses and other current assets	65,163	244	—	65,407
Total current assets	904,523	7,522	(1,563)	910,482
Property and equipment, net	1,192,685	42,074	—	1,234,759
Intangible assets, net	78,535	—	—	78,535
Goodwill	356,148	86,063	—	442,211
Other assets	48,755	—	—	48,755
Total assets	$2,580,646	$135,659	$(1,563)	$2,714,742

Liabilities and partners' equity
Current liabilities:
Accounts payable	$314,578	$201	—	314,779
Accounts payable - affiliates	1,023	540	(1,563)	—
Working capital revolving credit facility - current portion	104,900	—	—	104,900
Environmental liabilities - current portion	3,059	—	—	3,059
Trustee taxes payable	81,020	—	—	81,020
Accrued expenses and other current liabilities	71,002	713	—	71,715
Derivative liabilities	28,188	—	—	28,188
Total current liabilities	603,770	1,454	(1,563)	603,661
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	268,000	—	—	268,000
Senior notes	664,010	—	—	664,010
Environmental liabilities - less current portion	71,608	—	—	71,608
Financing obligation	89,735	—	—	89,735
Other long-term liabilities	149,228	—	—	149,228
Total liabilities	1,996,351	1,454	(1,563)	1,996,242

Partners' equity
Global Partners LP equity	584,295	86,387	—	670,682
Noncontrolling interest	—	47,818	—	47,818
Total partners' equity	584,295	134,205	—	718,500
Total liabilities and partners' equity	$2,580,646	$135,659	$(1,563)	$2,714,742

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,485,369	$4,759	$(3,925)	$2,486,203
Cost of sales	2,335,169	2,660	(3,925)	2,333,904
Gross profit	150,200	2,099	—	152,299

Costs and operating expenses:
Selling, general and administrative expenses	42,204	276	—	42,480
Operating expenses	75,320	1,989	—	77,309
Amortization expense	2,319	—	—	2,319
Loss on sale and disposition of assets	680	—	—	680
Total costs and operating expenses	120,523	2,265	—	122,788

Operating income (loss)	29,677	(166)	—	29,511

Interest expense	(20,643)	—	—	(20,643)

Income (loss) before income tax expense	9,034	(166)	—	8,868

Income tax expense	(722)	—	—	(722)

Net income (loss)	8,312	(166)	—	8,146

Net loss attributable to noncontrolling interest	—	66	—	66

Net income attributable to Global Partners LP	8,312	(100)	—	8,212

Less: General partner's interest in net income, including incentive distribution rights	2,832	—	—	2,832

Limited partners' interest in net income	$5,480	$(100)	$—	$5,380

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2014

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$4,046,522	$11,146	$(7,210)	$4,050,458
Cost of sales	3,900,165	2,068	(7,210)	3,895,023
Gross profit	146,357	9,078	—	155,435

Costs and operating expenses:
Selling, general and administrative expenses	40,878	530	—	41,408
Operating expenses	50,331	2,984	—	53,315
Amortization expense	1,767	2,755	—	4,522
Total costs and operating expenses	92,976	6,269	—	99,245

Operating income	53,381	2,809	—	56,190

Interest expense	(12,300)	(24)	—	(12,324)

Income before income tax expense	41,081	2,785	—	43,866

Income tax expense	(244)	—	—	(244)

Net income	40,837	2,785	—	43,622

Net income attributable to noncontrolling interest	—	(1,114)	—	(1,114)

Net income attributable to Global Partners LP	40,837	1,671	—	42,508

Less: General partner's interest in net income, including incentive distribution rights	1,623	—	—	1,623

Limited partners' interest in net income	$39,214	$1,671	$—	$40,885

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2015

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$8,137,767	$19,539	$(11,899)	$8,145,407
Cost of sales	7,685,077	7,184	(11,899)	7,680,362
Gross profit	452,690	12,355	—	465,045

Costs and operating expenses:
Selling, general and administrative expenses	134,991	1,666	—	136,657
Operating expenses	211,291	6,842	—	218,133
Amortization expense	7,698	3,032	—	10,730
Loss on sale and disposition of assets	1,330	—	—	1,330
Total costs and operating expenses	355,310	11,540	—	366,850

Operating income	97,380	815	—	98,195

Interest expense	(51,052)	(5)	—	(51,057)

Income before income tax expense	46,328	810	—	47,138

Income tax expense	(969)	—	—	(969)

Net income	45,359	810	—	46,169

Net income attributable to noncontrolling interest	—	(324)	—	(324)

Net income attributable to Global Partners LP	45,359	486	—	45,845

Less: General partner's interest in net income, including incentive distribution rights	7,682	—	—	7,682

Limited partners' interest in net income	$37,677	$486	$—	$38,163

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2014

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$13,727,427	$29,180	$(19,601)	$13,737,006
Cost of sales	13,348,683	5,780	(19,601)	13,334,862
Gross profit	378,744	23,400	—	402,144

Costs and operating expenses:
Selling, general and administrative expenses	108,198	2,181	—	110,379
Operating expenses	143,694	8,602	—	152,296
Amortization expense	5,308	8,266	—	13,574
Loss on sale and disposition of assets	1,060	—	—	1,060
Total costs and operating expenses	258,260	19,049	—	277,309

Operating income	120,484	4,351	—	124,835

Interest expense	(35,574)	(103)	—	(35,677)

Income before income tax expense	84,910	4,248	—	89,158

Income tax expense	(660)	—	—	(660)

Net income	84,250	4,248	—	88,498

Net income attributable to noncontrolling interest	—	(1,699)	—	(1,699)

Net income attributable to Global Partners LP	84,250	2,549	—	86,799

Less: General partner's interest in net income, including incentive distribution rights	4,164	—	—	4,164

Limited partners' interest in net income	$80,086	$2,549	$—	$82,635

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(16,160)	$10,768	$(5,392)

Cash flows from investing activities
Acquisitions	(561,170)	—	(561,170)
Capital expenditures	(54,028)	(2,491)	(56,519)
Proceeds from sale of property and equipment	2,548	—	2,548
Net cash used in investing activities	(612,650)	(2,491)	(615,141)

Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—	109,305
Borrowings from working capital revolving credit facility	154,900	—	154,900
Borrowings from revolving credit facility	134,200	—	134,200
Proceeds from senior notes, net of discount	295,125	—	295,125
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(3,892)	—	(3,892)
Noncontrolling interest capital contribution	2,560	—	2,560
Distribution to noncontrolling interest	20	(4,300)	(4,280)
Distributions to partners	(71,158)	—	(71,158)
Net cash provided by (used in) financing activities	621,060	(5,000)	616,060

Cash and cash equivalents
Decrease in cash and cash equivalents	(7,750)	3,277	(4,473)
Cash and cash equivalents at beginning of period	2,560	2,678	5,238
Cash and cash equivalents at end of period	$(5,190)	$5,955	$765

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$178,215	$15,786	$194,001

Cash flows from investing activities
Capital expenditures	(63,102)	(10,489)	(73,591)
Proceeds from sale of property and equipment	3,405	—	3,405
Net cash used in investing activities	(59,697)	(10,489)	(70,186)

Cash flows from financing activities
Payments on working capital revolving credit facility	(125,000)	—	(125,000)
Payments on revolving credit facility	(162,100)	—	(162,100)
Payments on line of credit	3,000	(3,000)	—
Proceeds from senior notes, net of discount	258,903	—	258,903
Repayment of senior notes	(40,244)	—	(40,244)
Repurchase of common units	(4,423)	—	(4,423)
Noncontrolling interest capital contribution	8,400	—	8,400
Distribution to noncontrolling interest	(8,400)	—	(8,400)
Distributions to partners	(54,623)	—	(54,623)
Net cash used in financing activities	(124,487)	(3,000)	(127,487)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(5,969)	2,297	(3,672)
Cash and cash equivalents at beginning of period	8,371	846	9,217
Cash and cash equivalents at end of period	$2,402	$3,143	$5,545

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

•	A significant decrease in price or demand for the products we sell, or otherwise related to our logistics activities, could reduce our ability to make distributions to our unitholders.

•	Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas.

•

We may not be able to fully implement or capitalize upon planned growth projects.  Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.

•	Erosion of the value of major oil gasoline brands could adversely affect our gasoline sales and customer traffic.

•

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

•

Our crude oil sales and logistics activities could be adversely affected by, among other things, unanticipated changes in the crude oil market structure, grade differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting crude oil or other products by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell.  A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.  A decline in demand for (i) products we sell, including crude oil and ethanol, or (ii) products otherwise related to our logistics activities could result in a decrease in demand for these assets and, together with the obligation to satisfy those contractual commitments, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

•	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.

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

•

Our credit agreement and the indentures governing our senior notes contain operating and financial covenants, and our credit agreement contains borrowing base requirements.  A failure to comply with the operating and financial covenants in our credit agreement, the indentures and any future financing agreements could impact our access to bank loans and other sources of financing as well as our ability to pursue our business activities.

•	A significant increase in interest rates could adversely affect our ability to service our indebtedness.

•

Our gasoline station and convenience store business could expose us to an increase in consumer litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Our business could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.

•	Adverse developments in the areas where we conduct our business could have a material adverse effect on such businesses and can reduce our ability to make distributions to our unitholders.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	We are exposed to performance risk in our supply chain.

•	Our businesses are subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol and naphtha), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  We also receive revenue from convenience store sales and gasoline station rental income.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of September 30, 2015, we had a portfolio of 1,530 owned, leased and/or supplied gasoline stations, including 285 directly operated convenience stores, in the Northeast, Maryland and Virginia.

On January 7, 2015, we acquired, through one of our wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, through our wholly owned subsidiary, Global Companies LLC, we acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, through one of our wholly owned subsidiaries, Alliance Energy LLC, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  See Note 2 of Notes to Consolidated Financial Statements for additional information.

Collectively, we sold approximately $2.4 billion and $7.9 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and nine months ended September 30, 2015, respectively.  In addition, we had other revenues of approximately $104.7 million and $286.2 million for the three and nine months ended September 30, 2015, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane.  The transportation of these products may be performed by utilization of railcars,  barges and/or pipelines which are available pursuant to spot or long-term contractual obligations or by third parties.  We sell branded and unbranded gasoline and gasoline blendstocks and diesel to branded and unbranded gasoline customers and other resellers of transportation fuels.  We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts.  We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillate products at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

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

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers.  Station operations include convenience stores, rental income from gasoline stations leased to dealers or commissioned agents and sundries (car wash sales, lottery and ATM commissions).

As of September 30, 2015, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company Operated	285
Commissioned Agents	280
Lessee Dealers	286
Contract Dealers	679
Total	1,530

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall forward market for refined petroleum products, renewable fuels and crude oil, and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels and crude oil, pricing volatility and the market for such products.  Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where futures prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where futures prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales.    A significant decrease in differentials could have an adverse effect on our crude oil logistics activities and sales.

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

•

We have contractual obligations for certain transportation assets such as railcars,  pipeline and barges. A decline in demand for (i) products we sell, including crude oil and ethanol, or (ii) products otherwise related to our logistics activities could result in a decrease in demand for these assets and, together with the obligation to satisfy those contractual commitments, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts and cents per gallon):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Global Partners LP	$8,212	$42,508	$45,845	$86,799
Net income per diluted limited partner unit (1)	$0.16	$1.50	$1.20	$3.03
EBITDA (2)	$59,321	$74,717	$179,872	$180,347
Distributable cash flow (3)	$29,637	$51,509	$109,519	$116,865
Wholesale Segment:
Volume (gallons)	852,151	1,093,982	2,830,579	3,715,198
Sales
Gasoline and gasoline blendstocks	$708,198	$1,692,757	$2,203,312	$5,841,042
Crude oil (4)	311,381	621,392	927,371	1,855,661
Other oils and related products (5)	273,310	600,890	1,618,086	2,601,941
Total	$1,292,889	$2,915,039	$4,748,769	$10,298,644
Product margin
Gasoline and gasoline blendstocks	$7,157	$25,370	$54,694	$70,959
Crude oil (4)	15,719	44,670	67,804	98,256
Other oils and related products (5)	12,389	14,821	53,801	57,964
Total	$35,265	$84,861	$176,299	$227,179
Gasoline Distribution and Station Operations Segment (6):
Volume (gallons)	405,911	268,867	1,124,235	767,684
Sales
Gasoline	$927,154	$877,021	$2,530,999	$2,538,127
Station operations (7)	104,699	47,757	286,191	124,921
Total	$1,031,853	$924,778	$2,817,190	$2,663,048
Product margin
Gasoline	$88,297	$54,306	$203,205	$126,629
Station operations (7)(8)	49,047	25,905	130,836	69,669
Total	$137,344	$80,211	$334,041	$196,298
Commercial Segment:
Volume (gallons)	103,308	84,998	336,686	301,027
Sales	$161,461	$210,641	$579,448	$775,314
Product margin	$6,088	$5,234	$24,669	$23,295
Combined sales and product margin:
Sales	$2,486,203	$4,050,458	$8,145,407	$13,737,006
Product margin (9)	$178,697	$170,306	$535,009	$446,772
Depreciation allocated to cost of sales	(26,398)	(14,871)	(69,964)	(44,628)
Combined gross profit	$152,299	$155,435	$465,045	$402,144

GDSO portfolio as of September 30, 2015 and 2014:	2015	2014
Company operated	285	128
Commissioned agents	280	218
Lessee dealers	286	197
Contract dealers	679	397
Total GDSO portfolio	1,530	940

Weather conditions:
Normal heating degree days	96	96	3,750	3,750
Actual heating degree days	34	76	4,227	3,944
Variance from normal heating degree days	(65)%	(21)%	13%	5%
Variance from prior period actual heating degree days	(55)%	(11)%	7%	9%

(1)	See Note 3 of Notes to Consolidated Financial Statements for net income per diluted limited partner unit calculation.
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
(6)

The GDSO segment for the three and nine months ended September 30, 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 2 of Notes to Consolidated Financial Statements).  As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods.

(7)	Station operations primarily consist of convenience stores sales at our directly operated stores and rental income from gasoline stations leased to dealers or commissioned agents.
(8)

For the three and nine months ended September 30, 2014, station operations includes the reclass of loss on sale and disposition of assets from product margin to operating expenses to conform with our current presentation.

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

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of net income to EBITDA:
Net income	$8,146	$43,622	$46,169	$88,498
Net loss (income) attributable to noncontrolling interest	66	(1,114)	(324)	(1,699)
Net income attributable to Global Partners LP	8,212	42,508	45,845	86,799
Depreciation and amortization, excluding the impact of noncontrolling interest	29,744	19,651	82,003	57,253
Interest expense, excluding the impact of noncontrolling interest	20,643	12,314	51,055	35,635
Income tax expense	722	244	969	660
EBITDA	$59,321	$74,717	$179,872	$180,347

Reconciliation of net cash provided by (used in) operating activities to EBITDA:
Net cash provided by (used in) operating activities	$51,840	$144,367	$(5,392)	$194,001
Net changes in operating assets and liabilities and certain non-cash items	(12,885)	(79,167)	137,610	(42,750)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(999)	(3,041)	(4,370)	(7,199)
Interest expense, excluding the impact of noncontrolling interest	20,643	12,314	51,055	35,635
Income tax expense	722	244	969	660
EBITDA	$59,321	$74,717	$179,872	$180,347

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Reconciliation of net income to distributable cash flow:
Net income	$8,146	$43,622	$46,169	$88,498
Net loss (income) attributable to noncontrolling interest	66	(1,114)	(324)	(1,699)
Net income attributable to Global Partners LP	8,212	42,508	45,845	86,799
Depreciation and amortization, excluding the impact of noncontrolling interest	29,744	19,651	82,003	57,253
Amortization of deferred financing fees and senior notes discount	1,824	1,845	5,162	4,622
Amortization of routine bank refinancing fees	(1,134)	(1,339)	(3,381)	(3,342)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(9,009)	(11,156)	(20,110)	(28,467)
Distributable cash flow	$29,637	$51,509	$109,519	$116,865

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$51,840	$144,367	$(5,392)	$194,001
Net changes in operating assets and liabilities and certain non-cash items	(12,885)	(79,167)	137,610	(42,750)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(999)	(3,041)	(4,370)	(7,199)
Amortization of deferred financing fees and senior notes discount	1,824	1,845	5,162	4,622
Amortization of routine bank refinancing fees	(1,134)	(1,339)	(3,381)	(3,342)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(9,009)	(11,156)	(20,110)	(28,467)
Distributable cash flow	$29,637	$51,509	$109,519	$116,865

Consolidated Sales

Our total sales were $2.5 billion and $4.0 billion for the three months ended September 30, 2015 and 2014, respectively, a decrease of $1.5 billion, or 38%, primarily due to a decrease in prices.  Our aggregate volume of product sold was approximately 1.4 billion gallons for each of the three months ended September 30, 2015 and 2014, with a decrease of 242 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks, due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity.  The decrease in volume sold was offset by increases of 137 million gallons in our GDSO segment, primarily due to the Warren acquisition, and 18 million gallons in our Commercial segment.

Our total sales were $8.1 billion and $13.7 billion for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $5.6 billion, or 41%, primarily due to a decrease in prices and a decline in volume sold.  Our aggregate volume of product sold was 4.3 billion gallons and 4.8 billion gallons for the nine months ended September 30, 2015 and 2014, respectively.  The 492 million decrease in volume sold includes a decrease of 885 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks, due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity.  The decrease in volume sold was offset by increases of 357 million gallons in our GDSO segment, primarily due to the Warren acquisition, and 36 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $152.3 million and $155.4 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $3.1 million, or 2%, primarily due to tighter margins in crude oil and less favorable market conditions in Wholesale gasoline and in gasoline blendstocks, primarily ethanol.  The decrease in gross profit was offset by an increase in our GDSO segment, due primarily to the Warren acquisition and declining gasoline prices during the quarter.  The decrease in gross profit also reflects an increase in depreciation, which is included in cost of sales, primarily related to our 2015 acquisitions of Warren and Capitol.

Our gross profit was $465.0 million and $402.1 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $62.9 million, or 16%, due primarily to the Warren acquisition, which significantly contributed to our GDSO segment, and to improved product margins in our GDSO segment from declining gasoline prices during the first and third quarters of 2015.  The increase in gross profit was offset by (i) tighter margins due to unfavorable market conditions in crude oil; (ii) favorable market conditions in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 that were not present in the first quarter of 2015;  and (iii) an increase in depreciation, which is included in cost of sales, primarily related to our 2015 acquisitions of Warren and Capitol.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.7 billion and $1.7 billion for the three months ended September 30, 2015 and 2014, respectively.  The decrease of approximately $1.0 billion, or 58%, was due to a decrease in volume sold and in gasoline prices during the third quarter of 2015.  The decrease in volume sold was due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity.  Our gasoline and gasoline blendstocks product margin was $7.2 million and $25.4 million for the three months ended September 30, 2015 and 2014,  a decrease of $18.2 million, or 72%, primarily due to less favorable market conditions in gasoline and in gasoline blendstocks, primarily ethanol.  In the third quarter of 2014, our gasoline product margin was positively impacted by supply tightness caused, in part, by refinery shutdowns and unplanned outages, while in the third quarter of 2015, high refinery runs created excess supply which negatively impacted our product margin.  Additionally, the shift in the ethanol market from tighter supply in the third quarter of 2014 to increased supply in the third quarter of 2015 contributed to the decline in product margin.

Sales from wholesale gasoline and gasoline blendstocks were $2.2 billion and $5.8 billion for the nine months ended September 30, 2015 and 2014, respectively.  The decrease of approximately $3.6 billion, or 62%, was due to a decrease in volume sold and in gasoline prices.  The decrease in volume sold was due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity.  Our gasoline and gasoline blendstocks product margin was $54.7 million and $71.0 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $16.3 million, or 23%,  primarily due to favorable market conditions in gasoline blendstocks, primarily ethanol, during the first and third quarters of 2014 that were not present in 2015.  Our product margin for the first nine months of 2015 was positively impacted due to favorable market conditions in Wholesale gasoline in the first quarter of 2015.

Crude Oil.  Crude oil sales and logistics revenues were $0.3 billion and $0.6 billion for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 billion, or 50%, due primarily to a decline in crude oil prices.  Our crude oil product margin decreased by $29.0 million, or 65%, to $15.7 million for the third quarter of 2015 from $44.7 million for the third quarter of 2014.  The decrease was primarily the result of tighter margins due to unfavorable market conditions.  Our crude oil product margin was also negatively impacted by fixed costs, including those related to our rail car leases. Additionally, logistics volume was lower due to declining contractual commitments with one particular customer.

Crude oil sales and logistics revenues were $0.9 billion and $1.9 billion for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1.0 billion due to a decline in crude oil prices and to a decrease in volume sold due, in part, to unfavorable market conditions.  Our crude oil product margin decreased by $30.5 million, or 31%, to $67.8 million for the first nine months of 2015 from $98.3 million for the same period in 2014.  The decrease was primarily the result of tighter margins due to unfavorable market conditions and a $5.0 million reserve related to a customer dispute in the first quarter of 2015.  Additionally, logistics volume was lower due to declining contractual commitments with one particular customer.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion and $0.6 billion for the three months ended September 30, 2015 and 2014, respectively, a decrease of $0.3 million due to a decline in prices.  Our product margin from other oils and related products was $12.4 million and $14.8 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $2.4 million, or 16%, primarily due to less favorable market conditions, including an oversupplied distillates market, which negatively impacted our product margin, partially offset by a  stronger performance in our propane business.

Sales from other oils and related products were $1.6 billion and $2.6 billion for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1.0 billion primarily due to a decline in prices.  Our product margin from other oils and related products was $53.8 million and $57.9 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $4.1 million, or 7%, primarily due to an oversupplied distillates market,  partially offset by stronger demand for residual oil and a stronger performance in our propane business.  Our product margins related to weather-sensitive products were positively impacted for the first nine months of 2015 and 2014 as temperatures were 20% colder than normal during the first quarter of 2015 and 9% colder than normal during the first quarter of 2014.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were flat at $0.9 billion for the three months ended September 30, 2015 and 2014.  During the third quarter of 2015, our sales benefitted primarily due to the Warren acquisition but were negatively impacted by lower prices during the quarter.  Our product margin from gasoline distribution was $88.3 million and $54.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $34.0 million, or 63%, primarily due to the Warren and Capitol acquisitions and declining gasoline prices during the quarter.

Sales from gasoline distribution were flat at $2.5 billion for the nine months ended September 30, 2015 and 2014.  During the first nine months of 2015, our sales benefitted primarily due to the Warren acquisition and, to a lesser extent, the Capitol acquisition, but were negatively impacted by lower prices during this period.  Our product margin from gasoline distribution was $203.2 million and $126.6 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $76.6 million, or 60%, due primarily to the Warren and Capitol acquisitions and declining gasoline prices during the first and third quarters of 2015.

Station Operations.  Our station operations, which include convenience stores sales at our directly operated stores, rental income from gasoline stations leased to dealers or commissioned agents and sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $104.7 million and $47.7 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $57.0 million, and $286.2 million and $124.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $161.3 million.  The increases in sales for the three and nine months ended September 30, 2015 were primarily due to the Warren acquisition and, to a lesser extent, the Capitol acquisition.

Our product margin from station operations was $49.0 million and $25.9 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $23.1 million, and $130.8 million and $69.7 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $61.1 million.  The increases in product margin for the three and nine months ended September 30, 2015 were primarily due to the Warren acquisition and, to a lesser extent, the Capitol acquisition.

Results for Commercial Segment

Our commercial sales were flat at $0.2 billion for each of the three months ended September 30, 2015 and 2014 and $0.6 billion and $0.8 billion for the nine months ended September 30, 2015 and 2014, respectively.  Our commercial product margin was  $6.1 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively, and $24.7 million and $23.3 million for the nine months ended September 30, 2015 and 2014, respectively.  In our Commercial segment, residual oil accounted for approximately 52% of our total commercial volume sold for each of the three months ended September 30, 2015 and 2014, and 49% and 50%  of our total commercial volume sold for the nine months ended September 30, 2015 and 2014, respectively.  Distillates, gasoline and natural gas accounted for the remainder of the total commercial sales, volume sold and product margin.

Selling, General and Administrative Expenses

SG&A expenses were $42.5 million and $41.4 million for the three months ended September 30, 2015 and 2014, respectively, an increase of approximately $1.1 million, or 3%, primarily due to the Warren acquisition within our GDSO segment.  The increase in SG&A expenses was due to an increase in wages and benefits of $5.1 million, mostly due to an increase in headcount primarily related to Warren, and $0.9 million in various other SG&A expenses, offset by a decrease $3.9 million in accrued incentive compensation and $1.0 million in professional fees.

SG&A expenses were $136.7 million and $110.4 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $26.3 million, or 24%, primarily due to the Warren acquisition.  The increase in SG&A expenses was due to an increase in wages and benefits of $17.2 million mostly due to an increase in headcount primarily related to Warren, $5.4 million of acquisition costs related to Warren, $3.2 million of acquisition costs related to Capitol, $2.3 million in a restructuring charge associated with the Warren acquisition, $0.8 million in professional fees and $3.9 million of various other SG&A expenses.  The increase in SG&A expenses was offset by a decrease of $5.1 million in incentive compensation and $1.4 million in bank fees.

Operating Expenses

Operating expenses were $77.3 million and $53.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $24.0 million, or 45%, due to an increase of $25.3 million associated with our GDSO segment, primarily as a result of the Warren and Capitol acquisitions and, to a lesser extent, increases in rent expense, maintenance and repairs, direct labor and property taxes in our GDSO segment.  The increase in operating expenses was offset by a $1.3 million decrease in various operating expenses associated with our terminal operations.

Operating expenses were $218.1 million and $152.3 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $65.8 million, or 43%, due to an increase of $68.6 million associated with our GDSO segment, primarily as a result of the Warren and Capitol acquisitions and, to a lesser extent, increases in rent expense, maintenance and repairs, direct labor and property taxes in our GDSO segment.   The increase in operating expenses was offset by a $2.8 million decrease in various operating expenses associated with our terminal operations.

Amortization Expense

Amortization expense related to our intangible assets was $2.3 million and $4.5 million for the three months ended September 30, 2015 and 2014, respectively, a decrease of $2.2 million, and $10.7 million and $13.5 million for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $2.8 million.  The decreases were due to intangibles that became fully amortized during the second quarter of 2015, partially offset by the intangible assets acquired in the Warren acquisition.

Interest Expense

Interest expense was $20.6 million and $12.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $8.3 million, or 67%, and $51.1 million and $35.7 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $15.4 million, or 43%.  The increases were due primarily to increased interest related to the 7.00% Notes and, for the nine months ended September 30, 2015, the 6.25% Notes (see Note 6 to Notes to Consolidated Financial Statements) and to additional borrowings related to the acquisitions of Warren and, to a lesser extent, Capitol.  Interest expense also includes $2.4 million and $3.2 million for the three and nine months ended September 30, 2015, respectively, associated with the financing obligation recognized in connection with the acquisition of Capitol (see Notes 3 and 6 of Notes to Consolidated Financial Statements).

Income Tax Expense

Income tax expense of $0.7 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net (Loss) Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net (loss) income attributable to noncontrolling interest of ($66,000) and $1.1 million for the three months ended September 30, 2015 and 2014, and $0.3 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively, represents the 40% noncontrolling ownership of the net income reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Our primary sources of liquidity are cash generated from operations, amounts available under our working capital revolving credit facility and equity and debt offerings.

Working capital increased by $53.1 million to $306.8 million at September 30, 2015 compared to $253.7 million at December 31, 2014, due to a reduction in accounts payable of $141.8 million, which more than offset a decrease in accounts receivable of $81.2 million.  In addition, due to favorable market conditions, we elected to use our storage capacity to hold more inventory, which increased inventories by $47.1 million and contributed to the increase in our working capital revolving credit facility.  The acquisition of Warren also contributed to the increase in working capital.  The net increases more than offset a $104.9 million increase in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements).

Cash Distributions

During 2015, we paid the following cash distributions to our common unitholders and our general partner:

Cash Distribution		Distribution Paid for the
Payment Date	Total Paid	Quarterly Period Ended
February 13, 2015	$22.4 million	Fourth quarter 2014
May 15, 2015	$23.3 million	First quarter 2015
August 14, 2015	$26.3 million	Second quarter 2015

On October 21, 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.6975 per unit ($2.79 per unit on an annualized basis) for the period from July 1, 2015 through September 30, 2015 to our unitholders of record as of the close of business on November 4, 2015.  We expect to pay the cash distribution of approximately $26.6 million on November 13, 2015.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2015 were as follows (in thousands):

	Payments due by period
	Remainder of					2020 and
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Credit facility obligations (1)	$30,808	$270,380	$191,705	$60,342	$—	$—	$553,235
Senior notes obligations (2)	11,109	44,438	44,438	44,438	44,438	807,094	995,955
Operating lease obligations (3)	47,529	172,477	134,496	107,677	63,268	152,542	677,989
Capital lease obligations	44	234	234	6	—	—	518
Other long-term liabilities (4)	4,476	18,817	19,202	16,881	25,494	87,895	172,765
Financing obligation (5)	2,348	9,465	9,688	9,917	10,151	107,812	149,381
Total	$96,314	$515,811	$399,763	$239,261	$143,351	$1,155,343	$2,549,843

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2015 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)	Includes principal and interest on the 6.25% Notes and the 7.00% Notes. No principal payments are required prior to maturity.
(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barging agreements.

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

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $20.2 million and $28.5 million in maintenance capital expenditures for the nine months ended September 30, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows and largely consisted of investments in our gasoline stations and in information technology and equipment upgrades at various terminals.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, new-to-industry gasoline stations and convenience stores, storage flexibility at various terminals and by adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $467.5 million and $45.1 million in expansion capital expenditures for the nine months ended September 30, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

Specifically, for the nine months ended September 30, 2015, expansion capital expenditures included approximately $431.2 million in property and equipment associated with the acquisitions of Warren, the Revere Terminal and Capitol.  In addition, we had $36.3 million in expansion capital expenditures which consists of (i) $22.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, (ii) $7.0 million in costs associated with our crude oil activities, including, in part, tank construction projects, rail expansion and improvement costs and equipment upgrades and (iii) $6.9 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals.

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

Certain of the $7.0 million and $15.9 million for the nine months ended September 30, 2015 and 2014, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(5,392)	$194,001
Net cash used in investing activities	$(615,141)	$(70,186)
Net cash provided by (used in) financing activities	$616,060	$(127,487)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash (used in) provided by operating activities was ($5.4 million) and $194.0 million for the nine months ended September 30, 2015 and 2014, respectively, for a period-over-period increase in cash used in operating activities of $199.4 million, exclusive of acquisitions.  The primary drivers of the change include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2015	2014	Change
Decrease in accounts receivable	$89,726	$156,249	$(66,523)
(Increase) decrease in inventories	$(27,574)	$117,097	$(144,671)
Decrease in accounts payable	$(163,387)	$(235,370)	$71,983

During the nine months ended September 30, 2015, the decreases in accounts receivable and accounts payable were primarily due to declining prices.  In addition, due to favorable market conditions, we elected to use our storage to carry increased levels of inventory.

During the nine months ended September 30, 2014, the decreases in accounts payable and inventories were primarily due to carrying lower levels of inventory, in part as a result of a shift, primarily by one customer, from crude oil supply sales to fee-based crude oil delivery logistics, and, to a larger extent, declining prices.

Net cash used in investing activities was $615.1 million for the nine months ended September 30, 2015 and included $381.8 million, $155.7 million and $23.7 million in cash used to fund the acquisitions of Warren, Capitol and the Revere Terminal, respectively, $36.3 million in expansion capital expenditures and $20.2 million in maintenance capital expenditures, offset by $2.5 million in proceeds from the sale of property and equipment.

Net cash used in investing activities was $70.2 million for the nine months ended September 30, 2014 and included $45.1 million in expansion capital expenditures and $28.5 million in maintenance capital expenditures, offset by $3.4 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2015 and 2014.

Net cash provided by financing activities was $616.0 million for the nine months ended September 30, 2015 and included  $295.1 million in proceeds from the issuance of our 7.00% Notes, $154.9 million in borrowings from our working capital revolving credit facility, $134.2 million in borrowings from our revolving credit facility to fund the acquisitions of Warren, the Revere Terminal and Capitol, $109.3 million in net proceeds from our June 2015 issuance of common units and $2.6 million in capital contributions from our noncontrolling interest at Basin Transload.  Net cash provided by financing activities was offset by $71.2 million in cash distributions to our common unitholders and our general partner, $4.3 million in distributions to our noncontrolling interest at Basin Transload, $3.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations and $0.7 million in net payments on our line of credit related to Basin Transload.

Net cash used in financing activities was $127.5 million for the nine months ended September 30, 2014 and included $162.1 million in net payments on our revolving credit facility in connection with the issuance of the 6.25% Notes (defined below), $125.0 million in net payments on our working capital revolving credit facility, $54.6 million in cash distributions to our common unitholders and our general partner, $40.2 million in payments related to the exchange of our former senior notes for the 6.25% Notes, $8.4 million in distributions to our noncontrolling interest at Basin Transload and $4.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations.  Net cash used in financing activities was offset by $259.0 million in proceeds from the issuance of the 6.25% Notes and $8.4 million in capital contributions from our noncontrolling interest at Basin Transload.

Credit Agreement

As of September 30, 2015, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of September 30, 2015, there were two facilities under the credit agreement:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and

•	a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then-existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $2.075 billion.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.775 billion.

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

The average interest rates for the credit agreement were 3.8% and 3.8% for the three months ended September 30, 2015 and 2014, respectively, and 3.5% and 3.6% for the nine months ended September 30, 2015 and 2014, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of September 30, 2015, we had total borrowings outstanding under the credit agreement of $522.9 million, including $268.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $79.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2015.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

6.25% Senior Notes

On June 19, 2014, we and GLP Finance Corp. (collectively, the “Issuers”) entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”).  The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014.  The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes have been exchanged for SEC-registered notes.

7.00% Senior Notes

On June 1, 2015, the Issuers entered into a Purchase Agreement (the “7.00% Notes Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “7.00% Notes Initial Purchasers”) pursuant to which the Issuers agreed to sell $300.0 million aggregate principal amount of the Issuers’ 7.00% senior notes due 2023 (the “7.00% Notes”) to the 7.00% Notes Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act.  The 7.00% Notes were resold by the 7.00% Notes Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes.  Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015.  The exchange offer was completed on October 22, 2015, and 100% of the 7.00% Notes have been exchanged for SEC-registered notes.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis.  The facility matures on December 9, 2015 and had an outstanding balance of $0 and $0.7 million at September 30, 2015 and December 31, 2014, respectively.  The facility is secured by substantially all of the assets of Basin Transload and is not guaranteed by us or any of our wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we will incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million and $3.2 million was recorded for the three and nine months ended September 30, 2015, respectively, and included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.3 million and $3.1 million for the three and nine months ended September 30, 2015, respectively.  The $89.6 million recorded is based on preliminary purchase accounting.  This amount may change as purchase accounting for the Capitol acquisition is finalized.  The financing obligation balance outstanding at September 30, 2015 was $89.7 million.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We capitalized additional financing fees of $0 and $5.7 million for the three and nine months ended September 30, 2015, respectively, associated with the issuance of the 7.00% Notes.  Amortization expense of approximately $1.5 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively, are included in interest expense in the accompanying consolidated statements of operations.  Unamortized fees are included in other current assets and other long-term assets.

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

As of September 30, 2015, we had total borrowings outstanding under our credit agreement of $522.9 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at September 30, 2015, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap is not currently in a hedging relationship.  Accordingly, all changes in the fair value of this instrument are recorded in earnings.

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

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions.  In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace.  We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time.  Changes in the fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales.  In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates.  These instruments may include foreign currency exchange contracts and forwards.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature and not designated for hedge accounting.

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

At September 30, 2015, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at
	September 30,	Effect of 10%	Effect of 10%
	2015	Price Increase	Price Decrease
Exchange traded derivative contracts	$55,942	$(28,545)	$28,545
Forward derivative contracts	24,793	(12,782)	12,782
	$80,735	$(41,327)	$41,327

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX and the CME.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2015.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $25.7 million at September 30, 2015.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange

Act).  Based on this evaluation and the existence of a material weakness in our internal control over financial reporting (discussed below), and with insufficient time to fully evaluate and test, under sampling standards, the quarterly controls to address the material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

Specifically, at December 31, 2014, management’s review of the valuation of forward commodity purchase and sales contracts was not sufficiently precise; however, the lack of precision during the performance of the control resulting in this material weakness did not have an impact on the December 31, 2014 financial statements.  We have put in place timely controls and developed systems and designed controls to improve the process of the valuation protocol which will enhance the quality of management’s review of these valuations and have started testing to determine whether they are operating effectively.  Due to having insufficient time to fully evaluate and test, under sampling standards, the quarterly controls, management has determined that we did not maintain effective internal control over financial reporting as of September 30, 2015.

Except as described above, there has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

By letter dated October 5, 2015, we received a notice of intent to sue (“October NOI”), which supersedes and replaces a prior notice of intent to sue that we received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the Clean Air Act (the “CAA”) at our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), particularly with respect to crude oil operations at the Albany Terminal.   The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including, but not limited to, gasoline, ethanol, distillates, heating and crude oils.    The October NOI revises the superseded and replaced September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.    The CAA authorizes citizens to commence enforcement action against violations of the CAA, including permits issued pursuant to the CAA.  Citizens must be adversely affected by the alleged violation and normally must give 60 days’ notice of the alleged violation to the alleged violator, New York State and U.S. Environmental Protection Agency (“EPA”) prior to filing any suit.  The notice and 60-day period are intended to allow the alleged violator an opportunity to correct the violation and to give the EPA or New York State an opportunity to enforce compliance, thus making citizen enforcement unnecessary.  Not all such notices result in lawsuits being filed.  In the event that the EPA or the New York State Department of Environmental Conservation (“NYDEC”) takes enforcement action regarding the allegations, the citizens group action does not go forward.  The October NOI indicates an intent to seek, among other things, (i) injunctive relief enjoining the receipt, storage and trans-loading of crude oil at the Albany Terminal and (ii) civil penalties of $37,500 for each day we operated the Albany Terminal in violation of the CAA.  The October NOI also initiates a new 60-day notice period.  In the event the EPA or NYDEC do not take action, the citizens may file a lawsuit against us.  We believe that we have meritorious defenses against all allegations and will vigorously contest any such lawsuit.

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

On March 26, 2015, we received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to our terminal located at 101 and 186 Lee Burbank Highway, Revere, Massachusetts (the “Revere Terminal”), alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires us to submit a plan to remedy the reported violations of the NPDES Permit.  We have responded to the NON with a plan and are implementing modifications to the storm water management system at the Revere Terminal.  We have determined that compliance with the NON and implementation of the plan will have no material impact on our operations.

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

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non-government organizations (the “Plaintiffs”) against us and Cascade Kelly Holdings LLC (“Cascade Kelly”) alleging violations of the CAA.  The suit, filed in the United States District Court for the district of Oregon, alleges that Cascade Kelly is operating without the proper permit under the applicable rules.  The lawsuit seeks penalties, injunctive relief and reimbursement of attorneys’ fees.  Trial has been scheduled for the fourth quarter of 2015.  We have meritorious defenses to the lawsuit and are vigorously contesting the actions taken by the Plaintiffs.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases of our common units made by our general partner on our behalf during the quarter ended September 30, 2015:

Maximum Number (or
			Total Number of	Approximate Dollar
			Units Purchased as	Value) of Units That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	Of Units	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Unit ($)	Programs(1)	Programs(1)
July 1 – July 31, 2015	—	—	—	—
August 1 – August 31, 2015	—	—	—	—
September 1 – September 30, 2015	46,713	31.24	—	403,922

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

3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).

3.2	—

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

10.1*^		Form of Phantom Unit Agreement (Cash Settlement).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 6, 2015		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2015		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS  SEE OTHER LIST

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

3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).

3.2	—

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

10.1*^	—	Form of Phantom Unit Agreement (Cash Settlement).

Exhibit Number		Description
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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