Form 10-K
period 2015-12-31
GLOBAL PARTNERS LP
filed 2016-02-29
CIK 1323468

0.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001‑32593

Global Partners LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74‑3140887 (I.R.S. Employer Identification No.)

P.O. Box 9161

800 South Street

Waltham, Massachusetts 02454‑9161

(Address of principal executive offices, including zip code)

(781) 894‑8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of common units held by non‑affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2015 was approximately $834,777,904 based on a price per common unit of $32.44, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of February 25, 2016, 33,995,563 common units were outstanding.

Forward‑Looking Statements

Certain statements and information in this Annual Report on Form 10‑K  may constitute “forward‑looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward‑looking statements, which are generally not historical in nature. These forward‑looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward‑looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward‑looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A. “Risk Factors.” These risks and uncertainties include, among other things:

•

We may not have sufficient cash from operations to enable us to maintain distributions at current levels following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•

A significant decrease in price or demand for the products we sell or a significant decrease in demand for our logistics activities could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•	Our sales of home heating oil and residual oil continue to be reduced by conversions to natural gas.
•

We may not be able to fully implement or capitalize upon planned growth projects. Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders.

•	Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.
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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015, we experienced adverse market conditions in crude oil caused by an over-

supplied crude oil market which resulted in tighter price differentials,  and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.    Non-utilization of certain of our assets and facilities.

•	Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.
•	Warmer weather conditions could adversely affect our home heating oil and residual oil sales.
•

Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, noncompliance with our risk management policies could result in significant financial losses.

•	Our results of operations are affected by the overall forward market for the products we sell, and pricing volatility may adversely impact our results.
•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in safety regulations, seasonality and supply, weather, logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil and refined products.

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

•	Our business could expose us to litigation and result in an unfavorable outcome or settlement of one or more lawsuits where insurance proceeds are insufficient or otherwise unavailable.
•	Adverse developments in the areas where we conduct our business could have a material adverse effect on such businesses and can reduce our ability to make distributions to our unitholders.
•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	We are exposed to performance risk in our supply chain.
•	Our business is subject to both federal and state environmental and non-environmental regulations which could have a material adverse effect on such businesses.
•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.
•

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding units (including units held by our general partner and its affiliates), which could lower the trading price of our common units.

•	Our tax treatment depends on our status as a partnership for federal income tax purposes.
•	Unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Readers are cautioned not to place undue reliance on forward‑looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward‑looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Available Information

We make available free of charge through our website, www.globalp.com, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). These documents are also available at the SEC’s website at www.sec.gov. Our website also includes our Code of Business Conduct and Ethics, our Governance Guidelines and the charters of our Audit Committee and Compensation Committee.

A copy of any of these documents will be provided without charge upon written request to the General Counsel, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454; fax (781) 398‑4165.

PART I

References in this Annual Report on Form 10‑K to “Global Partners LP,” “Partnership,” “we,” “our,” “us” or like terms refer to Global Partners LP and its subsidiaries. References to “our general partner” refer to Global GP LLC.

Items 1. and 2. Business and Properties.

Overview

We are a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. We also receive revenue from convenience store sales and gasoline station rental income. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada to the East and West Coasts. We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2015, we had a portfolio of 1,509 owned, leased and/or supplied gasoline stations, including 281 directly operated convenience stores, in the Northeast, Maryland and Virginia.

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees and certain union personnel who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”).

Recent Developments and 2015 Transactions

Strategic Steps in the First Quarter of 2016

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. The reduction in the distribution primarily reflected continuing weakness in the crude oil market.

During this period of headwinds in the crude oil market, we intend to capitalize on the flexibility of our Oregon facility and take steps to utilize this location for ethanol transloading. This measure is substantially related to cleaning of tanks and associated infrastructure and is expected to be completed in the third quarter of 2016.

As part of expense management initiatives, we reduced our workforce by approximately 70 people, which equates to approximately 8% of our headcount excluding employees at our convenience stores. This reduction included employees at our transloading facilities in Oregon and North Dakota and at our corporate offices.

Acquisitions

Warren Equities, Inc.—On January 7, 2015, we acquired, through GMG, 100% of the equity interests in Warren Equities, Inc. (“Warren”), one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation. The acquisition included 147 company‑owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 330 dealers. The acquired properties are located in the Northeast, Maryland and Virginia. The purchase price, inclusive of post‑closing adjustments, was approximately $381.8 million, including working capital. This acquisition complements our existing retail presence in the Northeast and expanded our footprint into the adjacent Mid‑Atlantic region. As of the acquisition date, these assets added approximately 500 million gallons of fuel sold annually through our network and increased the number of our total gasoline stations that we own, lease or supply to more than 1,500. The acquisition was funded with borrowings under our credit facility and with proceeds from our public offering of 3,565,000 common units, which closed on December 10, 2014.

Revere Terminal—On January 14, 2015, we acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) for a purchase price of approximately $23.7 million. GPC is owned by the Estate of Alfred A. Slifka and Richard Slifka. The facility, which had been leased to us by GPC, has storage capacity of 2.1 million barrels of refined petroleum products, including heating oil, gasoline, distillates, diesel, kerosene and blendstocks. We financed the transaction with available capacity under our revolving credit facility. In connection with the Revere Terminal transaction, the terminal storage rental and throughput agreement between us and GPC terminated effective as of February 1, 2015.

Capitol Petroleum Group—On June 1, 2015, we acquired 97 primarily Mobil and Exxon branded owned or leased retail gasoline stations and seven dealer supply contracts in New York City and Prince George’s County, Maryland, along with certain related supply and franchise agreements and third-party leases and other assets associated with the operations from Capitol Petroleum Group (“Capitol”). The purchase price was approximately $155.7 million which was financed with borrowings under our revolving credit facility.

Debt Offering

On June 1, 2015, we closed on an offering of $300.0 million aggregate principal amount of our 7.00% notes due 2023 (the “7.00% Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the offering to repay a portion of the borrowings outstanding under our revolving credit facility. On June 4, 2015, we entered into a registration rights agreement with the initial purchasers of the 7.00% Notes, pursuant to which we agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes. The exchange offer was completed on October 22, 2015, and 100% of the 7.00% Notes have been exchanged for SEC registered notes. Please read Item 7, “Management’s Discussion and Analysis and Results of Operations—Liquidity and Capital Resources” for additional information.

Equity Offering

On June 16, 2015, we completed a public offering of 3,000,000 common units at a price to the public of $38.12 per common unit. Net proceeds from the offering were approximately $109.3 million after deducting underwriting discounts and offering expenses. We used the net proceeds from the offering to reduce indebtedness outstanding under our revolving credit facility.

At-the-Market Offering Program

On May 19, 2015, we entered into an equity distribution agreement pursuant to which we may sell from time to time through our sales agents, our common units having an aggregate offering price of up to $50.0 million. Sales of the common units, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering, including ordinary brokers’ transactions through the facilities of the New York Stock Exchange, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed upon by us and one or more of our sales agents. We may also sell common units to one or more of our sales agents as principal for our own account at a price to be agreed upon at the time of sale. Any sale of common units to a sales agent as principal would be pursuant to the terms of a separate agreement between us and such sales agent.

We intend to use the net proceeds from any sales pursuant to the at‑the‑market offering program, after deducting the sales agents’ commissions and our offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions and capital expenditures. As of December 31, 2015, no common units were sold by us pursuant to the at‑the‑market offering program.

Operating Segments

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In 2015, our Wholesale, GDSO and Commercial sales accounted for approximately 57%, 36% and 7% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We sell branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. We transport these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts.  We aggregate crude oil by truck or pipeline in the mid‑continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts. We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience stores, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales, lottery and ATM commissions). The results of Warren and Capitol are included in the GDSO segment.

As of December 31, 2015, our portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, consisted of the following:

Company operated	281
Commissioned agents	283
Lessee dealers	280
Contract dealers	665
Total	1,509

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We generally arrange for the delivery of the product to the customer’s designated location, and we respond to publicly issued requests for product proposals and quotes. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2015	2014	2013
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	59%	60%	58%
Crude oil sales and crude oil logistics revenue	12%	14%	18%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	25%	25%	23%
Convenience store sales, rental income and sundry sales	4%	1%	1%
Total	100%	100%	100%

Gasoline.  We sell all grades of branded and unbranded gasoline, and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market. In 2015, we sold unbranded gasoline and diesel, including our proprietary premium brand, Diesel One®.

Crude Oil.  We engage in the purchasing, selling, storing and logistics of transporting domestic and Canadian crude oil and other products via rail and barge, establishing a “virtual pipeline” from the mid‑continent region of the United States and Canada to the East and West Coasts for distribution to refiners and other customers.

Distillates.  Distillates are primarily divided into home heating oil, diesel and kerosene. In 2015, sales of home heating oil, diesel and kerosene accounted for approximately 54%, 44% and 2%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off‑road construction equipment and for space heating of residential and commercial buildings.

We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2015, approximately 10% of the volume of home heating oil we sold to wholesale distributors was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale distributors, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

In 2015, we sold home heating oil, including Heating Oil Plus™, to approximately 830 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2015, approximately 33% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®.

Residual Oil.    We supply oil to industrial, commercial and marine customers. We specially blend product for users in accordance with their individual power specifications and for marine transport.

Natural Gas.  We supply natural gas to industrial and commercial customers.

Propane.  We sell propane to home heating oil and propane retailers and wholesale distributors primarily from our rail‑fed propane storage and distribution facility near our other terminal in Albany, New York.

Convenience Store Items and Sundries.  We sell a broad selection of food, beverages, snacks, grocery and non‑food merchandise at our convenience store locations and generate sundry sales from car wash sales, lottery and ATM commissions at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for year ended December 31, 2015. We had one significant customer, ExxonMobil Corporation (“ExxonMobil”), that accounted for approximately 17% of our total sales for the year ended December 31, 2014 and two significant customers, ExxonMobil and Phillips 66 who accounted for approximately 15% and 12%, respectively, of our total sales for the year ended December 31, 2013.

Assets

Terminals

As of December 31, 2015, we owned, leased or maintained dedicated storage facilities at 25 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of 12.2 million barrels. Twenty‑two of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate four rail facilities in New York, Oregon and North Dakota capable of handling crude oil or ethanol and maintain dedicated storage at one other marine terminal in New York capable of handling crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail‑fed propane storage terminal.

The bulk terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline and/or rail. The inland storage facilities, which we use primarily to store distillates, are supplied with product delivered by truck from bulk terminals. Our customers receive product from our network of bulk terminals and inland storage facilities via truck, barge, rail and/or pipeline. We support our rail activity with a fleet of approximately 2,700 leased railcars. The makeup of this fleet is split between general‑purpose cars, typically used for light crude oil, ethanol and refined products, and coiled, insulated cars typically used for heavy crude oil and residual oil.

In connection with our business, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges).  We lease railcars through various lease arrangements with various expiration dates, and we lease barges through various time charter lease arrangement also with various expiration dates. We also have various pipeline connection agreements that extend from five to seven years beginning after the commissioning of the pipeline. Please read Note 13, “Commitments and Contingencies,” for additional information on our railcar leases, barge leases and pipeline commitments.

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

Gasoline Stations

As of December 31, 2015, we had a portfolio of 1,509 owned, leased and/or supplied gasoline stations, including 281 convenience stores, primarily in the Northeast.

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commission agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commission agent a fee related to the gallons sold. We receive rental income from commission agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commission agent. At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from dealer‑leased gasoline stations and from cobranding arrangements. We also supply gasoline to independent contract dealers under agreements with the operators at these locations. Additionally, we have contractual relationships with distributors in certain New England states, pursuant to which we supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2015, we purchased an average of approximately 368,000 barrels per day of refined petroleum products, renewable fuels, crude oil, natural gas and propane. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually three days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

Seasonality

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we distribute. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Commodity Risk Management

When we take title to the products that we sell, we are exposed to commodity risk. Commodity risk is the risk of unfavorable market fluctuations in the price of commodities such as refined petroleum products, renewable fuels, crude oil, natural gas and propane. We endeavor to minimize commodity risk in connection with our daily operations through hedging by selling exchange‑traded futures contracts on regulated exchanges or using other over‑the‑counter derivatives, and then lift hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot market prices, fixed prices or indexed prices. While we use these transactions to seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any point in time. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains.

In addition, because a portion of our crude oil business is conducted in Canadian dollars (“CAD”), we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short‑term in nature and not designated for hedge accounting.

Operating results are sensitive to a number of factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. Basis risk is the inherent market price risk created when a commodity of a certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of commodity at a different time or place, including transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region. However, basis risk cannot be entirely eliminated, and basis exposure, particularly in backward markets (when prices for future deliveries are lower than current prices) or other adverse market conditions, can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

With respect to the pricing of commodities, we utilize exchange-traded futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, the Chicago Mercantile Exchange (“CME”) and the Intercontinental‑Exchange (“ICE”), which are exchanges for the respective commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries. We may also enter into derivative agreements which may not have a correlated exchange contract with counterparties that we believe have a strong credit profile in order to hedge market fluctuations and/or lock‑in margins relative to our commitments.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for our bulk supply requirements or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that we may choose to import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, upon certain EPA deferral actions, more than one year after the close of the compliance period. Operating results are sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs.

For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, please read Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We compete with other transloaders in our logistics activities including, in part, storage and transportation of crude oil, renewable fuels and gasoline and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gas stations as well as supermarket and warehouse stores that sell gasoline.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employed approximately 1,890 full‑time employees as of December 31, 2015, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition. We believe we have good relations with our employees.

We have a shared services agreement with GPC. The services provided among these entities by any employees shared pursuant to these agreements do not limit the ability of such employees to provide all services necessary to properly run our business. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Shared Services Agreements.”

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

The name GLOBAL, our logos and the name Global Petroleum Corp. are our trademarks. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™ and SubZero®. We also have the following trademarks for our convenience store business: ALLTOWN®, YOUR TOWN.MYTOWN.ALLTOWN!®, CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s® and Mr. Mike’s®, and the pending trademark, ALLTOWN MARKET™. In connection with the January 7, 2015 acquisition of Warren, we acquired the following trademarks owned by Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of ours: Deli Joe’s®, Deli Joe’s logo, Diamond Fuels®, Xtra®, XtraCafé logo, Xtra Mart® and the Xtramart logo.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

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

Environmental operating permits are, or may be, required for our operations under applicable environmental laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Despite these compliance efforts, risk of noncompliance or permit interpretation is inherent in the operation of our business, as it is with other companies engaged in similar businesses.

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

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

For additional information concerning certain environmental proceedings, please read Item 3. “Legal Proceedings.”

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

We currently own, lease or utilize storage or distribution facilities and gasoline stations where hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators, or make capital improvements to prevent future contamination.

Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws. By way of summary, these regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that we are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and local laws, and the cost involved in complying with these requirements is not material.

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

The Oil Pollution Act of 1990 (“OPA”) addresses three principal areas of oil pollution—prevention, containment and cleanup. In order to handle, store or transport various petroleum products and renewable fuels at our terminals, we are required to file spill response plans with either the U.S. Coast Guard (for marine facilities) and/or the EPA. Many of the states in which we operate have enacted laws similar to OPA. Under OPA and comparable state laws, responsible parties for a regulated facility from which oil products so regulated are discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. We believe we are in substantial compliance with regulations pursuant to OPA and similar state laws. We follow the American Petroleum Institute’s inspection, maintenance and repair standard applicable to our above ground storage tanks.

Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure plans that are designed to prevent, and minimize the impacts of, releases of oil and other products from above ground storage tanks. We believe we are in substantial compliance with these requirements.

Underground Storage Tanks

We are required to make financial expenditures to comply with regulations governing underground storage tanks (“USTs”) which store gasoline or other regulated substances adopted by federal, state and local regulatory agencies. Pursuant to RCRA, the EPA has established a comprehensive regulatory program for the detection, prevention, investigation and cleanup of leaking USTs. State or local agencies are often delegated the responsibility for implementing the federal program or developing and implementing equivalent or stricter state or local regulations. We have a comprehensive program in place for performing routine tank testing and other compliance activities which are intended to promptly detect and investigate any potential releases. In addition, the Clean Air Act (the “CAA”) and similar state laws impose requirements on emissions to the air from motor fueling activities in certain areas of the country, including those that do not meet state or national ambient air quality standards. These laws may require the installation of vapor recovery systems to control emissions of volatile organic compounds to the air during the motor fueling process. We believe we are in substantial compliance with applicable environmental requirements, including those applicable to our USTs. Compliance with existing and future environmental laws regulating UST systems of the kind we use may require significant capital expenditures in the future. These expenditures may include upgrades, modifications, and the replacement of USTs and related piping to comply with current and future regulatory requirements designed to ensure the detection, prevention, investigation and remediation of leaks and spills.

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, renewable fuels and crude oil, into navigable waters. This law and comparable state laws may require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. The EPA and the Army Corps of Engineers (“Corps”) released a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which went into effect in August 2015. The U.S. Court of Appeals for the Sixth Circuit has stayed the WOTUS rule nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to the effective date of the new WOTUS rule. The WOTUS rule could significantly expand federal control of land and water resources across the United States, triggering substantial additional permitting and regulatory requirements. If the WOTUS rule survives judicial review in its current form, it could restrict exploration and production efforts by producers whose crude oil and other materials we transport. That restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.

EPA regulations also may require us to obtain permits to discharge certain storm water runoff. Storm water discharge permits also may be required by certain states in which we operate. We believe that we hold the required permits and operate in material compliance with those permits. While we have experienced permit discharge exceedences at some of our terminals, we do not expect any noncompliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

Air Emissions

Under the federal CAA and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere above certain thresholds. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

Various federal, state and local agencies have the authority to prescribe product quality specifications for the petroleum products and renewable fuels that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

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

In November 2015, the EPA also revised the existing National Ambient Air Quality Standards (“NAAQS”) for ground‑level ozone, which made the standard more stringent. Nitrogen oxides and volatile organic compounds are recognized as pre‑cursors of ozone, and emissions of those materials are associated with mobile sources and the petroleum industry. The EPA has not yet designated which areas of the country are out of attainment with the new ground level ozone standard, and it will take the states several years to develop compliance plans for their non‑attainment areas. Several states have filed legal challenges to the new standard. If these challenges are unsuccessful, certain areas of the country previously in compliance with the various NAAQS, including areas where we operate, may be reclassified as non‑attainment. Such reclassification may make it more difficult to construct new or modified sources of air pollution in newly designated non‑attainment areas, or subject our existing operations to additional permitting requirements. While we are not able to determine the extent to which this new standard will impact our business at this time, it does have the potential to have a material impact on our operations and cost‑structure.

Climate Change

Federal climate change legislation in the United States appears unlikely in the near‑term. As a result, domestic efforts to curb greenhouse gas (“GHG”) emissions continue be led by the EPA GHG regulations and the efforts of states. To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA Prevention of Significant Deterioration requirements under the EPA’s GHG “Tailoring Rule.” Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business. Likewise, in September 2015, the EPA proposed New Source Performance Standards for methane and volatile organic compound emissions from certain activities in the oil and gas sector, as well as a new definition of oil and gas sources, and new draft control guidance for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone non‑attainment areas. If the rules are adopted as proposed, these rules could impose new compliance costs and permitting burdens on oil and gas operations, which could in turn affect the companies that produce the crude oil that we transport.  Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on any of our sites.

Under Subpart MM of the Mandatory Greenhouse Gas Reporting Rule (“MRR”), importers of petroleum products, including distillates, must report the GHG emissions that would result from the complete combustion of all imported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide per year. We currently report under Subpart MM because of the volume of petroleum products we typically import. Compliance with the MRR does not substantially impact our operations. However, any change in regulations based on GHG emissions reported in compliance with MRR may limit our ability to import petroleum products or increase our costs to import such products.

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants. Though the plan does not regulate hydraulic fracturing operations, it sets a national carbon pollution standard that is projected to cut emissions produced by U.S. power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP, and has also proposed a federal compliance plan to implement the CPP in the event that approvable state plans are not submitted. Judicial challenges have been be filed, which seek a stay of the implementation of the rules. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the U.S. Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how the either the Circuit Court or the Supreme Court will rule on the legality of the CPP.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

Convenience Store Regulations

Our convenience store operations are subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility, as well as sanitation, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. In June 2009, Congress gave the Food and Drug Administration (“FDA”) broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”). Under the FSPTCA, the FDA has passed regulations that, among other things, prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non‑tobacco items such as hats and t‑shirts with tobacco brands, names or logos. Governmental actions and regulations, such as these, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our results of operations.

Ethanol Market

The market for ethanol is dependent on several economic incentives and regulatory mandates for blending ethanol into gasoline, including the availability of federal tax incentives, ethanol use mandates and oxygenate blending requirements. For instance, the Renewable Fuels Standard (“RFS”) requires that a certain amount of renewable fuels, such as ethanol, be utilized in transportation fuels, including gasoline, in the United States each year. Additionally, the EPA imposes oxygenate blending requirements for reformulated gasoline that are best met with ethanol blending. Gasoline marketers may also choose to discretionally blend ethanol into conventional gasoline for economic reasons. A change or waiver of the RFS mandate or the reformulated gasoline oxygenate blending requirements could adversely affect the availability and pricing of ethanol. Any change in the RFS mandate could also result in reduced discretionary blending of ethanol into conventional gasoline. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

In October 2010 and January 2011, the EPA granted two partial waivers that taken together allow but do not require the introduction into commerce of gasoline that contains greater than 10 volume percent (“vol%”) ethanol and up to 15 vol% ethanol (“E15”) for use in model year 2001 and newer light‑duty motor vehicles, subject to certain conditions. E15 is not widely available in the United States and requires gasoline stations install “blender pumps” in order to sell E15 along with more conventional fuels such as E10 or E0. The USDA is providing financial assistance to help implement more “blender pumps” in the United States in order to increase the availability of E15 and to help offset the cost of introducing mid‑level ethanol blends into the U.S. retail gasoline market. However, blender pumps cost approximately $20,000 each, so it may take time before they become widely available in the retail gasoline market. Additionally, according to EPA estimates, E85 flex‑fuel vehicles make up only a small percentage of vehicles on the nation’s roads and, as of January 2016, there were approximately 2,990 E85 stations in the United States.

Environmental Insurance

We maintain insurance which may cover, in whole or in part, certain costs relating to the clean up of releases of the products we store, sell and/or ship. We maintain insurance policies with insurers in amounts and with coverage and deductibles as we believe are reasonable and prudent. These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

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

We conduct loading and unloading of refined petroleum products, renewable fuels, crude oil and propane to and from cargo transports, including tanker trucks, railcars and marine vessels. In large part, the cargo transports are owned and operated by third parties. However, we lease a fleet of railcars and charter barges associated with the shipment of refined petroleum products, renewable fuels and crude oil. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations.

The trend in hazardous material transportation is to increase oversight and regulation of these operations. Several derailments of freight trains, including the tragic events in July 2013 in Lac Mégantic and other events, have led federal and state regulators to examine whether the hazardous nature of crude oil from the Bakken Shale is being assessed properly prior to its shipment. In particular, there are concerns that the testing and ensuing designations of the crude oil on the shipping documentation do not in all cases accurately capture the flammability of the Bakken crude oil. On January 2, 2014, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) released a Safety Alert alerting regulators, emergency responders, transporters and shippers that crude oil from the Bakken Shale may have flammability characteristics that are different from other forms of crude oil and that it was vital that all shipments of crude oil be tested and properly characterized on all shipping documentation. The Safety Alert also notified the regulated community that PHMSA and the Federal Railroad Administration have launched “Operation Classification,” which is an ongoing enforcement initiative that involves unannounced inspections on crude oil shipments to test the contents of the shipments in order to ensure that they are properly characterized. In August 2014, the U.S. Department of Transportation released a report finding that, based on the results of Operation Classification from August 2013 to May 2014, Bakken crude oil tends to be more volatile and flammable than other crude oils, and thus poses an increased risk for a significant accident. In April 2015, PHMSA and the Federal Railroad Administration (“FRA”) issued a number of additional safety advisories related to the operation of trains containing hazardous materials and flammable liquid.

In addition, these events have also spurred efforts to improve the safety of tank cars that are used in transporting crude oil by rail. Since 2011, all new railroad tank cars that have been built to transport crude oil or other petroleum type fluids (e.g., ethanol) have been built to more stringent safety standards. In May 2015, PHMSA issued a final rule that includes, among other things, additional requirements to enhance tank car standards for certain trains carrying crude oil and ethanol, a classification and testing program for crude oil, and a requirement that older DOT‑111 tank cars be phased out by as early as October 1, 2017 if they are not retrofitted to comply with new tank car design standards. The rule also includes a new braking standard for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport. In addition, the FRA issued a notice and comment request in April 2015 providing notice that the agency wishes to collect more specific information concerning railcars carrying petroleum crude oil in any train involved in a reportable accident.

In addition to action taken or proposed by federal agencies, some members of Congress have called for additional legislation regarding railcars carrying crude oil. In 2015, Congress has introduced several bills to place new emergency response and safety requirements on crude oil by rail operations. To date, none of these bills has been enacted into law. Likewise, a number of states proposed or enacted laws in 2015 that encourage safer rail operations or urge the federal government to strengthen requirements for these operations. The new PHMSA rule, and other potential future statutes or regulatory initiatives, may drive up the cost of transport and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these rulemakings will not be material to our business, financial condition or results of operations. Any such requirements would apply to the industry as a whole.

Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. Shortly after the Lac Mégantic tragedy, Transport Canada issued a series of emergency directives aimed at certain practices that were identified immediately after the accident. Likewise, Transport Canada is assessing the compensation and liability scheme for shipments by rail so that sufficient funds are available to compensate victims and respond to the incident without making taxpayers fund any aspect of those efforts. In January 2014, the Canadian Transportation Safety Board made several recommendations to Transport Canada regarding tank car safety, routing of freight trains and the capabilities of emergency responders. In April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT‑111 tank cars and imposing a three‑year phase‑out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile‑per‑hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan. At the same time that PHMSA released its new rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule.

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

We may not have sufficient available cash each quarter to maintain distributions at current levels. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. The reduction in the distribution primarily reflected continuing weakness in the crude oil market.

The amount of cash we have available for distribution to unitholders depends on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily on our cash flow, including borrowings, and not solely on profitability, which will be affected by non‑cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

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

We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

Even if we consummate acquisitions that we believe will be accretive, they may in fact result in no increase or even a decrease in cash available for distribution to our unitholders. Any acquisition involves potential risks, including:

•	performance from the acquired assets and businesses that is below the forecasts we used in evaluating the acquisition;
•	mistaken assumptions about price, demand, volumes, revenues and costs, including synergies;
•	a significant increase in our indebtedness and working capital requirements;
•	an inability to hire, train or retain qualified personnel to manage and operate our business and newly acquired assets;
•	the inability to timely and effectively integrate the operations of recently acquired businesses or assets, particularly those in new geographic areas or in new lines of business;
•	mistaken assumptions about the overall costs of equity or debt;
•

the assumption of substantial unknown or unforeseen environmental and other liabilities arising out of the acquired businesses or assets, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition, for which we are not indemnified or for which the indemnity is inadequate;

•	limitations on rights to indemnity from the seller;
•	customer or key employee loss from the acquired businesses;
•	unforeseen difficulties operating in new product areas or new geographic areas; and
•	diversion of our management’s and employees’ attention from other business concerns.

If any acquisitions we ultimately consummate do not generate expected increases in cash available for distribution to our unitholders, our ability to increase or maintain distributions may be reduced.

Our gasoline financial results are seasonal and can be lower in the first and fourth quarters of the calendar year.

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we distribute. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer‑than‑normal temperatures during the first and fourth calendar quarters in the Northeast can decrease the total volume we sell and the gross profit realized on those sales.

A significant decrease in price or demand for the products we sell or a significant decrease in demand for our logistics activities could reduce our ability to make distributions to our unitholders.

A significant decrease in price or demand for the products we sell or a significant decrease in demand for our logistics activities could reduce our revenues and, therefore, reduce our ability to make or increase distributions to our unitholders. Factors that could lead to a decrease in market demand for refined petroleum products, renewable fuels, crude oil, natural gas and propane include:

•

a recession or other adverse economic conditions or an increase in the market price or of an oversupply of refined petroleum products, renewable fuels, crude oil, natural gas and propane or higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined petroleum products, renewable fuels crude oil, natural gas and propane;

•

a shift by consumers to more fuel‑efficient or alternative fuel vehicles or an increase in fuel economy of vehicles, whether as a result of technological advances by manufacturers, governmental or regulatory actions or otherwise; and

•	conversion from consumption of home heating oil or residual oil to natural gas.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we store and distribute. Should we experience a reduction in our volumes stored, distributed and sold and in our related logistics activities, such costs and expenses may not decrease ratably or at all. As a result, we may experience declines in our margin if our volumes decrease.

Our business is influenced by the overall forward market for refined petroleum products, renewable fuels, crude oil, natural gas and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement.

Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil, natural gas and propane price volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.

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

When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil could adversely affect the economics of the domestic crude oil production for the product which, in turn, could have an adverse effect on our crude oil logistics activities and sales. A significant decrease in differentials could also have an adverse effect on our crude oil logistics activities and sales.

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.

We have obligations to satisfy contractual commitments for our railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2015, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.2 billion. On February 24, 2016, we and certain of our subsidiaries entered into the fifth amendment to our credit agreement. We have the ability to incur debt, including the capacity to borrow up to $1.475 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Recently, global financial markets and economic conditions have been disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write‑offs in the financial services sector, the re‑pricing of credit risk and the economic conditions, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding.

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

Operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and borrowing base requirements in our credit agreement may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement and the indentures governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

•	grant liens;
•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness;
•	make any material change to the nature of our business or undergo a fundamental change;
•	make any material dispositions;
•	acquire another company;
•	enter into a merger, consolidation, sale leaseback transaction or purchase of assets;
•	make distributions if any potential default or event of default occurs; or
•	modify borrowing base components and advance rates.

In addition, the indentures governing our senior notes limit our ability to, among other things:

•	incur additional indebtedness;
•	make distributions to equity owners;
•	make certain investments;
•	restrict distributions by our subsidiaries;
•	create liens;
•	enter into sale‑leaseback transactions;
•	sell assets; or
•	merge with other entities.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and the indentures, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 8 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 of Notes to Consolidated Financial Statements.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes federal oversight and regulation of the over‑the‑counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodities Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end‑user exception to the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If our swaps do not qualify for the commercial end‑user exception, or the cost of entering into uncleared swaps becomes prohibitive, we may be required to clear such transactions. The ultimate effect of the rules and any additional regulations on our business is uncertain at this time.

In addition, the Act requires that regulators establish margin rules for uncleared swaps. Banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end‑user exception from such margin requirements for swaps entered into to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. If any of our swaps do not qualify for the commercial end‑user exception, posting of initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivative contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

In addition, the European Union and other non‑U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

Our risk management policies cannot eliminate all commodity risk, basis risk or the impact of unfavorable market conditions which can adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. In addition, any noncompliance with our risk management policies could result in significant financial losses.

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

We are exposed to risks of loss in the event of nonperformance by our customers, by counterparties of our forward and futures contracts, options and swap agreements and by our suppliers. Some of our customers, counterparties and suppliers may be highly leveraged and subject to their own operating and regulatory risks. The tightening of credit in the financial markets may make it more difficult for customers and counterparties to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment and nonperformance of our customers and counterparties. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with other parties. Any increase in the nonpayment or nonperformance by our customers and/or counterparties and the nonperformance by our suppliers could reduce our ability to make distributions to our unitholders.

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

We rely upon our suppliers to timely produce the volumes and types of refined petroleum products, renewable fuels, crude oil, natural gas and propane for which they contract with us. In the event one or more of our suppliers does not perform in accordance with its contractual obligations, we may be required to purchase product on the open market to satisfy forward contracts we have entered into with our customers in reliance upon such supply arrangements. We may purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane from a variety of suppliers under term contracts and on the spot market. In times of extreme market demand, we may be unable to satisfy our supply requirements. Furthermore, a portion of our supply comes from other countries, which could be disrupted by political events. In the event such supply becomes scarce, whether as a result of political events, natural disaster, logistical issues associated with delivery schedules or otherwise, we may not be able to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

Historical prices for certain products we sell have been volatile and significant changes in such prices in the future may adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

Historical prices for certain products we sell have been volatile. General political conditions, acts of war, terrorism and instability in oil producing regions, particularly in the United States, Canada, Middle East, Russia, Africa and South America, could significantly impact crude oil supplies and crude oil and refined petroleum product costs. Significant increases and volatility in wholesale gasoline costs could result in significant increases in the retail price of motor fuel products and in lower margins per gallon. Increases in the retail price of motor fuel products could impact consumer demand for motor fuel. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in crude oil prices squeeze fuel margins because fuel costs typically increase faster than can pass along such increases to customers. Higher fuel prices trigger higher credit card expenses, because credit card fees are calculated as a percentage of the transaction amount, not as a percentage of gallons sold. A significant change in any of these factors could materially impact our customers’ needs, motor fuel gallon volumes, gross profit and overall customer traffic, which in turn could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Our gasoline sales could be significantly reduced by a reduction in demand due to higher prices and to new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles.

Technological advances and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including the CPP and various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. A reduction in demand for our gasoline products could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.

Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual‑fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual‑fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Erosion of the value of major gasoline brands could adversely affect our gasoline sales and customer traffic.

As a significant number of our retail gasoline stations and convenience stores are branded Mobil or other major gasoline brands, they may be dependent, in part, upon the continuing favorable reputation of such brands. Erosion of the value of major gasoline brands could have a negative impact on our gasoline sales, which in turn may cause our acquisition to be less profitable.

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. If any of those effects were to occur, they could have an adverse effect on transportation services, and thus our operations. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our business. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements could affect the price of RINs which could impact the magnitude of the mark‑to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

We may not be able to obtain state fund or insurance reimbursement of our environmental remediation costs.

Where releases of refined petroleum products, renewable fuels, crude oil, natural gas and propane have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state (with respect to gasoline stations) and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

Future consumer or other litigation could adversely affect our financial condition and results of operations.

Our retail gasoline and convenience store operations are characterized by a high volume of customer traffic and by transactions involving an array of products.

These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we may become a party to individual personal injury or products liability and other legal actions in the ordinary course of our retail gasoline and convenience store business. Any such action could adversely affect our financial condition and results of operations. Additionally, we are occasionally exposed to industry‑wide or class action claims arising from the products we carry or industry‑specific business practices. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, results of operations and cash available for distributions.

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

Some of our competitors are substantially larger than us, have greater financial resources and control greater supplies of refined petroleum products, renewable fuels, crude oil, natural gas and propane than we do. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. For example, if a competitor attempts to increase market share by reducing prices, our operating results and cash available for distribution to our unitholders could be adversely affected. We may not be able to compete successfully with these companies, and our ability to compete could be harmed by factors including price competition and the availability of alternative and less expensive fuels.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2015, we leased the entirety of two bulk terminals that we operated exclusively for our business and operated and maintained dedicated storage facilities at another 18 bulk terminals. The lease agreements governing these arrangements are subject to expiration at various dates through 2019. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

We may not be able to lease sites we own or sub‑lease sites we lease with respect to the sale of gasoline on favorable terms and any such failure could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

If we are unable to obtain tenants on favorable terms for sites we own or lease, the lease payments we receive may not be adequate to cover our rent expense for leased sites and may not be adequate to ensure that we meet our debt service requirements. We may lease certain sites where the rent expense we pay is more than the lease payments we collect.  We cannot provide any assurance that our gross margin from the sale of transportation fuels and related convenience store items at sites will be adequate to offset unfavorable lease terms. The occurrence of these events could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

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

We rely primarily on sales generated from products distributed from the terminals we own or control or to which we have access. Furthermore, the majority of our assets and operations are located in the Northeast. Due to our lack of diversification in asset type and location, an adverse development in these businesses or areas, including adverse developments due to catastrophic events or weather and decreases in demand for refined petroleum products, renewable fuels, crude oil, natural gas and propane, could have a significantly greater impact on our results of operations and cash available for distribution to our unitholders than if we maintained more diverse assets and locations.

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

We store gasoline, renewable fuels, crude oil and propane in underground and above ground storage tanks. Our operations are also subject to significant hazards and risks inherent in storing gasoline. These hazards and risks include fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally‑imposed fines or clean‑up obligations, personal injury or wrongful death claims and other damage to our properties and the properties of others.

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

Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment over time. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. The federal government recently finalized a rule including new design and construction requirements for railroad tank cars that are used to transport crude oil and ethanol. The establishment of more stringent design or construction requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, some environmental interest groups have commenced efforts to seek to use state and local laws to restrict the types of railroad tanks cars that can be used to deliver crude oil to petroleum bulk storage terminals. Were such state and local laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.

There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Our terminalling operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and redelivery of refined petroleum products, renewable fuels, crude oil and propane are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities.

In addition, our operations could be adversely affected if shippers of refined petroleum products, renewable fuels, crude oil and propane incur additional costs or liabilities associated with environmental regulations. These shippers could increase their charges to us or discontinue service altogether. Similarly, many of our suppliers face a trend of increasing environmental regulations, which could likewise restrict their ability to produce crude oil or fuels, or increase their costs of production, and thus impact the price of, and/or their ability to deliver, these products.

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

The possibility exists that new, stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary, some of which may be material. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against us. We may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. New environmental regulations, such as those related to the emissions of GHGs, might adversely affect our products and activities, including the storage of refined petroleum products, renewable fuels, crude oil and propane, as well as our waste management practices and our control of air emissions. Enactment of laws and passage of regulations regarding GHG emissions, or other actions to limit GHG emissions may reduce demand for fossil fuels and impact our business. Federal and state agencies also could impose additional safety regulations to which we would be subject. Because the laws and regulations applicable to our operations are subject to change, we cannot provide any assurance that compliance with future laws and regulations will not have a material effect on our results of operations.

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

Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the CAA. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as President Obama has expressed support for a mandatory cap and trade program to restrict or regulate emissions of GHGs, and Congress considered various proposals to reduce GHG emissions. Many states and regions have adopted GHG initiatives. Please read “Items 1. and 2. Business and Properties—Environmental—Air Emissions.”

There are many regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap‑and‑trade program and regulation by the EPA. For example, the EPA recently released the CPP to reduce CO2 emissions from power plants, which is currently subject to a judicial stay. In addition, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. Future international, federal and state initiatives, or an unfavorable outcome in the CPP judicial challenge, to control carbon dioxide emissions could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce carbon dioxide emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Our business involves the buying, selling and shipping by rail of crude oils including from the Bakken Shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

Our operations involve the buying and selling of crude oil including from the Bakken Shale and shipping it by rail to various markets including on railcars that we lease. Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Transportation safety regulators in the United States and Canada are concerned that crude oil from the Bakken Shale may be more flammable than crude oil from other producing regions and are investigating that issue and are also considering changes to existing regulations to address those possible risks. A final rule promulgated by PHMSA in May 2015 requires, among other things, enhanced tank car standards, a classification and testing program for crude oil, and a phase‑out date by as early as October 2017 for older DOT‑111 tank cars that are not retrofitted. The rule also includes a new braking standard for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions, and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport. At the same time that PHMSA released its new rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule. In addition, Transport Canada has also issued emergency directives and ministerial orders relating to train speed restrictions, route risk analyses, and a phase out of non‑compliant DOT 111 tank cars.

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

We are subject to federal, state and local laws and regulations that govern the product quality specifications of the refined petroleum products, renewable fuels, crude oil, natural gas and propane we purchase, store, transport and sell.

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

Our retail operations are subject to extensive federal and state laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, pollution prevention, as well as laws and regulations relating to public safety and health. Certain of these laws and regulations may require assessment or remediation efforts. Retail operations with USTs are subject to federal and state regulations and legislation. Compliance with existing and future environmental laws regulating USTs may require significant capital expenditures and increased operating and maintenance costs. The operation of USTs also poses certain other risks, including damages associated with soil and groundwater contamination. Leaks from USTs which may occur at one or more of our gas stations may impact soil or groundwater and could result in fines or civil liability for us. We may be required to make material expenditures to modify operations, perform site cleanups or curtail operations.

We are subject to federal and state non‑environmental regulations which could have an adverse effect on our convenience store business and results of operations.

Our convenience store business is subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food safety and health requirements and public accessibility. Furthermore, state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of alcohol, tobacco and lottery products or to seek other remedies. A violation of or change in such laws and/or regulations could have an adverse effect on our convenience store business and results of operations.

Any terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities and the government’s response could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders.

Since the September 11, 2001 terrorist attacks on the United States, the U.S. government has issued warnings that energy assets may be future targets of terrorist organizations. In addition to the threat of terrorist attacks, we face various other security threats, including cyber security threats to gain unauthorized access to sensitive information or systems or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities, such as terminals and pipelines, and infrastructure or third‑party facilities and infrastructure. These developments have subjected our operations to increased risks.

Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to security threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. Cyber security attacks in particular are evolving and include malicious software, attempts to gain unauthorized access to, or otherwise disrupt, our pipeline control systems, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, including our pipeline control systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

We incur costs for providing facility security and may incur additional costs in the future with respect to the receipt, storage and distribution of our products. Additional security measures could also restrict our ability to distribute refined petroleum products, renewable fuels, crude oil, natural gas and propane. Any future terrorist attack on our facilities, or those of our customers, could have a material adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Terrorist activity could lead to increased volatility in prices for home heating oil, gasoline and other products we sell, which could decrease our customers’ demand for these products. Insurance carriers are required to offer coverage for terrorist activities as a result of federal legislation. We purchase this coverage with respect to our property and casualty insurance programs. This additional coverage resulted in additional insurance premiums which could increase further in the future.

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

Certain executive officers of our general partner perform services for certain of our affiliates pursuant to shared services agreements. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and AE Holdings Corp.”

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If our efforts to maintain internal controls are not successful or if we are unable to maintain adequate controls over our financial processes and reporting in the future or if we are unable to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, our operating results could be harmed or we may fail to meet our reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Risks Related to our Structure

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which could permit them to favor their own interests to the detriment of our unitholders.

As of February 25, 2016, affiliates of our general partner, including directors and executive officers and their affiliates, owned 21.9% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

•

Our general partner is allowed to take into account the interests of parties other than us, such as affiliates of its members, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•

Affiliates of our general partner may engage in competition with us under certain circumstances. Please read “—Certain members of the Slifka family and their affiliates may engage in activities that compete directly with us.”

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

Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and Business Opportunity Agreement.”

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

•

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct.

By purchasing a common unit, a common unitholder will become bound by the provisions of the partnership agreement, including the provisions described above.

Unitholders have limited voting rights and are not entitled to elect our general partner or its directors or remove our general partner without the consent of the holders of at least 66 2/3% of the outstanding units (including units held by our general partner and its affiliates), which could lower the trading price of our common units.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen entirely by its members and not by the unitholders. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have limited ability to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding common units (including units held by our general partner and its affiliates) is required to remove our general partner. As a result of these limitations, the price at which the common units trade could diminish because of the absence or reduction of a takeover premium in the trading price.

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

A substantial number of our securities may be sold in the future either pursuant to Rule 144 under the Securities Act or pursuant to a registration statement filed with the SEC. Rule 144 under the Securities Act provides that after a holding period of six months, non‑ affiliates may resell restricted securities of reporting companies, provided that current public information for the reporting company is available. After a holding period of one year, non‑affiliates may resell without restriction, and affiliates may resell in compliance with the volume, current public information and manner of sale requirements of Rule 144. Pursuant to our partnership agreement, members of the Slifka family have registration rights with respect to the common units owned by them.

Sales by any of our existing unitholders of a substantial number of our common units, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities.

The securities market has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. Future market fluctuations may result in a lower price of our common units.

An increase in interest rates may cause the market price of our common units to decline.

Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower‑risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk‑adjusted rates of return by purchasing government‑backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield‑based equity investments such as publicly‑traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.

Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercises its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Delaware law, we may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to us that are known to the purchaser of units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non‑recourse to us are not counted for purposes of determining whether a distribution is permitted.

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

Mr. Richard Slifka and his affiliates (other than us) are subject to noncompetition provisions in the omnibus agreement and business opportunity agreement. In addition Mr. Eric Slifka’s and Mr. Andrew Slifka’s employment agreements contain noncompetition provisions. These agreements do not prohibit Messrs. Richard Slifka,  Eric Slifka and Andrew Slifka and certain affiliates of our general partner from owning certain assets or engaging in certain businesses that compete directly or indirectly with us. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement and Business Opportunity Agreement.”

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, which would subject us to entity level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after‑tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

If we were subjected to a material amount of additional entity level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

At the state level, several states have been evaluating ways to independently subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes by individual states or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2017 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships.  If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on May 5, 2015, the IRS issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity‑level taxation for federal income tax purposes, the minimum quarterly distribution and the target distribution amounts may be adjusted to reflect the impact of that law on us.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate‑level income taxes.

As of December 31, 2015, we conducted substantially all of our operations of our end‑user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations engage in the retail sale of gasoline and/or operates convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. Five of these corporations include Warren and its subsidiaries which we acquired in January 2015. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate‑level taxes, which reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the costs of any IRS contest will reduce our cash available for distribution to unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2016, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

Even if our unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Because unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, unitholders may be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells his common units, he will recognize a gain or loss equal to the difference between the amount realized and his tax basis in those common units. Because distributions to a unitholder in excess of the unitholder’s allocable share of our net taxable income decreases the unitholder’s tax basis in his common units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to him if the common units are sold at a price greater than his tax basis in the common units, even if the price he receives is less than his original cost. In addition, because the amount realized includes a unitholder’s share of our non‑recourse liabilities, if a unitholder sells his units, he may incur a tax liability in excess of the amount of cash he receives from the sale.

A substantial portion of the amount realized from the sale of units by an investor, whether or not representing gain, may be taxed as ordinary income to the holder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of his units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells his units, the unitholder may recognize ordinary income from our allocations of income and gain to him prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax‑exempt entities and non‑U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax‑exempt entities, such as employee benefit plans, individual retirement accounts (known as IRAs), and non‑U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non‑U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non‑U.S. persons, and each non‑U.S. person will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non‑U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

To maintain the uniformity of the economic and tax characteristics of our common units, we have adopted certain depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the gain from a unitholder’s sale of common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions. Consequently, a successful IRS challenge could have a negative impact on the value of our common units.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve‑month period will result in the constructive termination of our partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve‑month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes but instead, we would be treated as a new partnership for federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non‑U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2015, we conducted business in 36 states, some of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other states or non‑U.S. countries in the future. It is the unitholder’s responsibility to file all U.S. federal, state, local and non‑U.S. tax returns.

Item 1B. Unresolved Staff Comments.

On May 16, 2014, we received a subpoena from the SEC requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. We have produced responsive materials to the SEC and intend to continue to cooperate fully with the SEC.

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

Environmental

In connection with the June 2015 acquisition of retail gasoline stations from Capitol, we assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol. Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere Terminal, we assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

In connection with the January 2015 acquisition of Warren, we assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned by Warren and future remediation activities required by applicable federal, state or local law or regulation. As a result, we recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

In connection with the December 2012 acquisition of six New England retail gasoline stations from Mutual Oil Company, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

In connection with the March 2012 acquisition of Alliance Energy LLC (“Alliance”), we assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail gasoline stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental engineers, our estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third‑party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, we initially recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil, we assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental engineers, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, we initially recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

In addition to the above-mentioned environmental liabilities related to our retail gasoline stations, we retain environmental obligations associated with certain gasoline stations that we have sold.

In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, we assumed certain environmental liabilities, including certain ongoing remediation efforts that are coordinated with and approved by the state environmental agency. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

Other

In February 2016, we received a request for information from the EPA seeking certain information regarding the Albany Terminal in order to assess its compliance with the CAA. The information requested generally relates to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including, but not limited to, gasoline, ethanol, distillates, heating and crude oils. We intend to cooperate fully with the agency and believe the responsive information will demonstrate that our operations at the Albany Terminal are in compliance with all pertinent requirements.

By letter dated October 5, 2015, we received a notice of intent to sue (“October NOI”), which supersedes and replaces a prior notice of intent to sue that we received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA at our Albany Terminal, particularly with respect to crude oil operations at the Albany Terminal. The October NOI revises the superseded and replaced September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that our operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel us both to apply for what they contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA. We believe that we have meritorious defenses against all allegations and will vigorously contest this lawsuit.

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

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental non‑government organizations (the “Plaintiffs”) against us and Cascade Kelly Holdings LLC (“Cascade Kelly”) alleging violations of the CAA. The suit, filed in the United States District Court for the district of Oregon, alleged that Cascade Kelly was operating without the proper permit under the applicable rules. The lawsuit sought penalties, injunctive relief and reimbursement of attorneys’ fees. A trial was held during the fourth quarter of 2015. On December 30, 2015, the Court issued a judgment in our favor and dismissed the case with prejudice. The time for requesting an appeal has passed and the Plaintiffs did not appeal. Accordingly, the case is closed.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a Notice of Violation (the “NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. We met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. We have responded to the Supplemental NOV and engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, and negotiations are continuing in the first quarter of 2016. While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common units trade on the New York Stock Exchange under the symbol “GLP.” The closing sale price per common unit on February 25, 2016 was $13.26. At the close of business on February 25, 2016, based upon information received from our transfer agent and brokers and nominees, we had 11,904 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the New York Stock Exchange and the cash distributions per common unit for the periods indicated.

	Price Range
			Cash Distribution
	High	Low	Per Common Unit (a)
2015
Fourth Quarter	$35.00	$14.80	$0.4625
Third Quarter	35.67	26.55	0.6975
Second Quarter	42.74	32.01	0.6925
First Quarter	40.37	32.68	0.6800
2014
Fourth Quarter	$45.75	$30.45	$0.6650
Third Quarter	45.00	37.43	0.6525
Second Quarter	43.41	36.58	0.6375
First Quarter	40.50	33.54	0.6250

(a)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

We intend to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution. The indentures governing our outstanding senior notes also limit our ability to make distributions to our unitholders in certain circumstances.

Within 45 days after the end of each quarter, we will distribute all of our Available Cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter less; the amount of cash reserves established by our general partner to provide for the proper conduct of our business, to comply with applicable law, any of our debt instruments or other agreements, or to provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters.

We will make distributions of Available Cash from distributable cash flow for any quarter in the following manner: 99.33% to the common unitholders, pro rata, and 0.67% to the general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter; and thereafter, cash in excess of the minimum quarterly distribution is distributed to the unitholders and the general partner based on the percentages as provided below.

As holder of the incentive distribution rights, the general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The equity compensation plan information required by Item 201(d) of Regulation S‑K in response to this item is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Table.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2015.

Item 6. Selected Financial Data.

The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non‑GAAP financial measures which we use in our business. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We explain these measures and present reconciliations to their most directly comparable financial measures calculated in accordance with GAAP in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$10,314.9	$17,269.9	$19,589.6	$17,626.0	$14,835.7
Cost of sales	9,717.2	16,725.1	19,185.1	17,291.9	14,625.9
Gross profit	597.7	544.8	404.5	334.1	209.8
Selling, general and administrative expenses	177.0	154.0	115.5	95.7	73.9
Operating expenses	290.3	204.1	185.7	140.4	73.5
Restructuring charges	—	—	—	—	2
Amortization expense	13.5	18.9	19.2	7.0	4.8
Loss (gain) on sale and disposition of assets	2.1	2.2	(1.3)	0.6	0.2
Total operating costs and expenses	482.9	379.2	319.1	243.7	154.4
Operating income	114.7	165.6	85.4	90.3	55.4
Interest expense	(73.3)	(47.7)	(43.5)	(42.0)	(35.9)
Income before income tax expense	41.4	117.9	41.9	48.3	19.4
Income tax benefit (expense)	1.9	(0.9)	(0.9)	(1.6)	—
Net income	43.3	117.0	41.0	46.7	19.4
Net loss (income) attributable to noncontrolling interest (1)	0.3	(2.3)	1.6	—	—
Net income attributable to Global Partners LP	43.6	114.7	42.6	46.7	19.4
Less: General partners’ interest in net income	7.7	6.0	3.5	1.2	0.7
Limited partners’ interest in net income	$35.9	$108.7	$39.1	$45.5	$18.7
Per Unit Data
Basic net income per limited partner unit (2)	$1.12	$3.97	$1.43	$1.73	$0.88
Diluted net income per limited partner unit (2)	$1.11	$3.95	$1.42	$1.71	$0.87
Cash distributions per limited partner unit (3)	$2.74	$2.53	$2.34	$2.06	$2.00
Cash Flow Data:
Net cash provided by (used in)
Operating activities	$62.5	$344.9	$255.1	$232.4	$(17.4)
Investment activities	$(649.7)	$(91.1)	$(243.2)	$(226.5)	$(13.4)
Financing activities	$583.1	$(257.8)	$(8.7)	$(4.3)	$32.7
Other Financial Data:
EBITDA (4)	$225.7	$242.3	$157.4	$135.8	$85.7
Distributable cash flow (5)	$126.9	$161.2	$105.2	$80.8	$46.7
Capital expenditures—acquisitions (6)	$561.2	$—	$185.3	$188.7	$—
Capital expenditures—maintenance and expansion (6)	$92.9	$95.1	$67.1	$44.9	$16
Operating Data:
Normal heating degree days (7)	5,630	5,630	5,630	5,661	5,630
Actual heating degree days	5,651	5,664	5,521	4,754	5,137
Variance from normal heating degree days	0.37%	1%	(2)%	(16)%	(9)%
Variance from prior year actual degree days	(0.23)%	3%	16%	(7)%	2%
Total gallons sold (in millions)	5,648	6,356	6,956	6,100	5,217
Variance in volume sold from prior year	(11)%	(9)%	14%	17%	43%
Balance Sheet Data (at period end):
Total assets	$2,663.7	$2,030.8	$2,425.9	$2,329.8	$1,876.6
Long—term debt (8)	$1,075.6	$593.9	$910.0	$762.8	$731.1
Total debt	$1,173.7	$594.6	$913.7	$846.5	$793.9
Total liabilities	$1,969.7	$1,394.7	$1,962.7	$1,893.3	$1,561.3
Partners’ equity	$694.0	$636.1	$463.2	$436.5	$315.3

The above table reflects certain rounding conventions.

(1)

On February 1, 2013, we acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”). The net income (loss) in the table above is attributable to the noncontrolling interest which represents Basin Transload’s 40% interest.

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

(4)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)

Distributable cash flow is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	Capital expenditures are discussed under “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(7)

Degree days is an industry measurement of temperature designed to evaluate energy demand and consumption which is further discussed under “Results of Operations—Evaluating Our Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(8)

As of December 31, 2015, we adopted the updated accounting guidance that requires debt issuance costs to be presented as a direct deduction from the associated debt obligation. As a result, we reclassified unamortized debt issuance costs from prepaid expenses and other current assets and other assets to a reduction of long-term debt as of December 31, 2014 and 2013. This standard is not applicable for the other periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of Global Partners LP should be read in conjunction with the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report.

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. We also receive revenue from convenience store sales and gasoline station rental income. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast. We own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada to the East and West Coasts. We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2015, we had a portfolio of 1,509 owned, leased and/or supplied gasoline stations, including 281 directly operated convenience stores, in the Northeast, Maryland and Virginia.

Collectively, we sold approximately $9.9 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the year ended December 31, 2015. In addition, we had other revenues of approximately $0.4 billion, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations and from cobranding arrangements.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge the risk inherent in buying and selling commodities. Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

Operating Segments

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial. In 2015, our Wholesale, GDSO and Commercial sales accounted for approximately 57%, 36% and  7% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We sell branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts. We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by train and ship it by barge to refiners on the East and West Coasts. We sell home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A

RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that we may choose to import.

Gasoline Distribution and Station Operations

In our GDSO segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub-jobbers. Station operations include (i) convenience stores, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements,  and (iii) sundries (such as car wash sales, lottery and ATM commissions). The results of Warren and Capitol are included in the GDSO segment.

As of December 31, 2015, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	281
Commissioned agents	283
Lessee dealers	280
Contract dealers	665
Total	1,509

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commission agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commission agent a fee related to the gallons sold. We receive rental income from commission agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commission agent. At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from dealer‑leased gasoline stations and from cobranding arrangements. We also supply gasoline to independent contract dealers under agreements with the operators at these locations. Additionally, we have contractual relationships with distributors in certain New England states, pursuant to which we supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil, bunker fuel and natural gas. In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms. We generally arrange for the delivery of the product to the customer’s designated location, and we respond to publicly‑issued requests for product proposals and quotes. Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

For the years ended December 31, 2015, 2014 and 2013, our Commercial segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis. However, we have elected to present segment disclosures for our Commercial segment as we believe such disclosures are meaningful to users of our financial information.

Seasonality

Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we distribute. Therefore, our volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of our refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in our quarterly operating results.

Outlook

This section identifies certain risks and certain economic or industry‑wide factors that may affect our financial performance and results of operations in the future, both in the short‑term and in the long‑term. Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall forward market for refined petroleum products, renewable fuels, crude oil, natural gas and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil, natural gas and propane,  price volatility and the market for such products. Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil could adversely affect the economics of domestic crude oil production which, in turn, could have an adverse effect on our crude oil logistics activities and sales. A significant decrease in differentials could also have an adverse effect on our crude oil logistics activities and sales. In addition, any prolonged decline in crude oil prices and differentials may become an indicator of the potential impairment of our long-lived assets used at our crude oil transloading terminals in North Dakota and/or goodwill within our crude oil business in our Wholesale reporting unit.

•

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. The reduction in the distribution primarily reflected continuing weakness in the crude oil market. The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 results.

•

We commit substantial resources to pursuing acquisitions, although there is no certainty that we will successfully complete any acquisitions or receive the economic results we anticipate from completed acquisitions. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including, but not limited to, the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. In addition, accidents, labor disputes between the railroads and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in railroad logistics could also disrupt rail service. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

•

Our gasoline financial results are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we distribute. Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

•

Warmer weather conditions could adversely affect our results of operations and financial condition. Weather conditions generally have an impact on the demand for both home heating oil and residual oil. Because we supply distributors whose customers depend on home heating oil and residual oil for space heating purposes during the winter, warmer‑than‑normal temperatures during the first and fourth calendar quarters in the Northeast can decrease the total volume we sell and the gross profit realized on those sales.

•

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last three decades. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual‑fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual‑fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements could affect the price of RINs which could impact the magnitude of the mark‑ to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

•

New, stricter environmental laws and regulations could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment over time. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. The federal government recently finalized a rule including new design and construction requirements for railroad tank cars that are used to transport crude oil and ethanol. The establishment of more stringent design or construction requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, some environmental interest groups have commenced efforts to seek to use state and local laws to restrict the types of railroad tanks cars that can be used to deliver crude oil to petroleum bulk storage terminals. Were such state and local laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree day.

Product Margin

We view product margin as an important performance measure of the core profitability of our operations. We review product margin monthly for consistency and trend analysis. We define product margin as our product sales minus product costs. Product sales primarily include sales of unbranded and branded gasoline, distillates, residual oil, renewable fuels, crude oil, natural gas and propane, as well as convenience store sales, gasoline station rental income and revenue generated from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Product costs include the cost of acquiring the refined petroleum products, renewable fuels, crude oil, natural gas and propane and all associated costs including shipping and handling costs to bring such products to the point of sale as well as product costs related to convenience store items and costs associated with our logistics activities. We also look at product margin on a per unit basis (product margin divided by volume). Product margin is a non‑GAAP financial measure used by management and external users of our consolidated financial statements to assess our business. Product margin should not be considered an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our product margin may not be comparable to product margin or a similarly titled measure of other companies.

Gross Profit

We define gross profit as our product margin minus terminal and gasoline station related depreciation expense allocated to cost of sales.

EBITDA

EBITDA is a non‑GAAP financial measure used as a supplemental financial measure by management and may be used by external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

Distributable Cash Flow

Distributable cash flow is an important non‑GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. Distributable cash flow means our net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non‑ recurring in nature and that would otherwise increase distributable cash flow.

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

Selling, General and Administrative Expenses

Our SG&A expenses include, among other things, marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non‑interest financing costs, professional fees and information technology expenses. Employee‑related expenses including employee salaries, discretionary bonuses and related payroll taxes, benefits, and pension and 401(k) plan expenses are paid by our general partner which, in turn, is reimbursed for these expenses by us.

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations used in our business. Lease payments and storage expenses, maintenance and repair, utilities, taxes, labor and labor‑ related expenses comprise the most significant portion of our operating expenses. These expenses remain relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

Degree Day

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how far the average temperature departs from a human comfort level of 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated each day over the course of a year and can be compared to a monthly or a long‑term (multi‑year) average, or normal, to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and officially archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the National Weather Service at its Logan International Airport station in Boston, Massachusetts.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit data):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Global Partners LP	$43,563	$114,709	$42,615
EBITDA (1)	$225,689	$242,279	$157,394
Distributable cash flow (2)	$126,855	$161,224	$105,254
Wholesale Segment:
Volume (gallons)	3,680,201	4,932,133	5,507,829
Sales
Gasoline and gasoline blendstocks	$2,714,057	$7,076,105	$8,085,225
Crude oil (3)	1,190,560	2,384,018	3,561,428
Other oils and related products (4)	2,006,668	3,436,006	3,559,001
Total	$5,911,285	$12,896,129	$15,205,654
Product margin
Gasoline and gasoline blendstocks	$66,031	$71,713	$43,147
Crude oil (3)	74,182	141,965	92,807
Other oils and related products (4)	67,709	79,376	66,916
Total	$207,922	$293,054	$202,870
Gasoline Distribution and Station Operations Segment (5):
Volume (gallons)	1,515,702	1,029,978	1,047,120
Sales
Gasoline	$3,289,742	$3,241,620	$3,231,925
Station operations (6)	381,194	165,756	146,503
Total	$3,670,936	$3,407,376	$3,378,428
Product margin
Gasoline	$276,848	$189,439	$150,147
Station operations (6)(7)	178,487	93,939	78,833
Total	$455,335	$283,378	$228,980
Commercial Segment:
Volume (gallons)	452,089	393,967	401,482
Sales	$732,631	$966,449	$1,005,526
Product margin	$29,201	$29,716	$28,359
Combined sales and product margin:
Sales	$10,314,852	$17,269,954	$19,589,608
Product margin (8)	$692,458	$606,148	$460,209
Depreciation allocated to cost of sales	(94,789)	(61,361)	(55,653)
Combined gross profit	$597,669	$544,787	$404,556

GDSO portfolio as of December 31, 2015, 2014 and 2013:
Company operated	281	134	114
Commissioned agents	283	217	212
Lessee dealers	280	191	201
Contract dealers	665	394	398
Total GDSO portfolio	1,509	936	925

	Year Ended December 31,
	2015	2014	2013
Weather conditions:
Normal heating degree days	5,630	5,630	5,630
Actual heating degree days	5,651	5,664	5,521
Variance from normal heating degree days	0.37%	1%	(2)%
Variance from prior period actual heating degree days	(0.23)%	3%	16%

(1)

EBITDA is a non‑GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow is a non‑GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(3)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(4)	Other oils and related products primarily consist of distillates, residual oil and propane.
(5)

The GDSO segment for 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 3 of Notes to Consolidated Financial Statements). As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods. We evaluated the impact of these acquisitions and concluded there were no changes to our reportable segments.

(6)	Station operations primarily consist of convenience store sales and rental income.
(7)

For the years ended December 31, 2014 and 2013, station operations includes the reclass of loss (gain) on sale and disposition of assets from product margin to operating expenses to conform to our current presentation.

(8)

Product margin is a non‑GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of net income to EBITDA:
Net income	$43,264	$116,980	$41,053
Net loss (income) attributable to noncontrolling interest	299	(2,271)	1,562
Net income attributable to Global Partners LP	43,563	114,709	42,615
Depreciation and amortization, excluding the impact of noncontrolling interest	110,670	78,888	70,423
Interest expense, excluding the impact of noncontrolling interest	73,329	47,719	43,537
Income tax (benefit) expense	(1,873)	963	819
EBITDA	$225,689	$242,279	$157,394

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$62,506	$344,902	$255,147
Net changes in operating assets and liabilities and certain non-cash items	96,609	(141,558)	(136,960)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(4,882)	(9,747)	(5,149)
Interest expense, excluding the impact of noncontrolling interest	73,329	47,719	43,537
Income tax (benefit) expense	(1,873)	963	819
EBITDA	$225,689	$242,279	$157,394

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of net income to distributable cash flow:
Net income	$43,264	$116,980	$41,053
Net loss (income) attributable to noncontrolling interest	299	(2,271)	1,562
Net income attributable to Global Partners LP	43,563	114,709	42,615
Depreciation and amortization, excluding the impact of noncontrolling interest	110,670	78,888	70,423
Amortization of deferred financing fees and senior notes discount	6,988	6,186	7,265
Amortization of routine bank refinancing fees	(4,516)	(4,444)	(4,072)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(29,850)	(34,115)	(10,977)
Distributable cash flow	$126,855	$161,224	$105,254

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$62,506	$344,902	$255,147
Net changes in operating assets and liabilities and certain non-cash items	96,609	(141,558)	(136,960)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(4,882)	(9,747)	(5,149)
Amortization of deferred financing fees and senior notes discount	6,988	6,186	7,265
Amortization of routine bank refinancing fees	(4,516)	(4,444)	(4,072)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(29,850)	(34,115)	(10,977)
Distributable cash flow	$126,855	$161,224	$105,254

Results of Operations for Years 2015, 2014 and 2013

Consolidated Sales

Our total sales were $10.3 billion and $17.3 billion for 2015 and 2014, respectively, a decrease of $7.0 billion, or 40%, primarily due to a decrease in prices and to a decline in volume sold. Our aggregate volume of product sold was 5.6 billion gallons and 6.4 billion gallons for 2015 and 2014, respectively, a decrease of 708 million gallons, or 11%. The decrease in volume sold includes a decrease of 1.2 billion gallons in our Wholesale segment, largely in gasoline and gasoline blendstocks, due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity. The decrease in volume sold was offset by increases of 486 million gallons in our GDSO segment, primarily due to the Warren and Capitol acquisitions, and 59 million gallons in our Commercial segment.

Our total sales were $17.3 billion and $19.6 billion for 2014 and 2013, respectively, a decrease of $2.3 billion, or 12%, primarily due to a decrease in volume sold. Our aggregate volume of product sold was 6.4 billion gallons and 7.0 billion gallons for 2014 and 2013, respectively, a decrease of 600 million gallons, or 9%. The decrease in volume includes decreases of 576 million gallons in our Wholesale segment, 17 million gallons in our GDSO segment and 7 million gallons in our Commercial segment. The decrease in volume sold in our Wholesale segment was due to a shift, primarily by one customer, from crude oil supply sales to fee‑based crude oil delivery logistics and to rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014. The decline in volume sold was offset by an increase in distillates volume sold due, in part, to colder weather during the first quarter of 2014, when temperatures were 9% colder than normal and 11% colder than the first quarter in 2013.

Gross Profit

Our gross profit was $597.7 million and $544.8 million for 2015 and 2014, respectively, an increase of $52.9 million, or 10%, due primarily to the Warren acquisition, which significantly contributed to our GDSO segment, and to the Capitol acquisition. The increase in gross profit was primarily offset by tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East and West Coasts competitive with imports, as well as fixed costs, including railcar leases and also offset by (i) warmer weather in the fourth quarter of 2015 and a  competitive distillates market during the last three quarters of 2015 that negatively impacted our distillates volume and product margin; (ii) favorable market conditions in gasoline blendstocks, primarily ethanol, in the first quarter and third quarters of 2014 that were not present in the same periods in 2015; and (iii) an increase in depreciation, which is included in cost of sales, primarily related to our 2015 acquisitions of Warren and Capitol.

Our gross profit was $544.8 million and $404.5 million for 2014 and 2013, respectively, an increase of $140.3 million, or 35%. The increase was attributed to (i) improved Wholesale segment margins from an increase in our crude oil activities, including a full year of Basin Transload and Cascade Kelly and improved margins during the third and fourth quarters of 2014, (ii) improved GDSO product margins due to declining gasoline prices during the second half of 2014, (iii) colder weather during the first quarter of 2014 compared to the first quarter of 2013 which improved our product margins for other oils and related products (primarily distillates, residual oil and propane) in our Wholesale segment, (iv) severe winter weather, including extreme cold and snow and the resulting rail congestion, which contributed to very favorable market conditions in gasoline blendstocks, primarily ethanol, (v) favorable market conditions in distillates which improved our Wholesale distillates product margin, and (vi) a $19.3 million negative impact during 2013 from increases of $6.2 million in the liability related to RIN forward commitments and $13.1 million in the mark to market value of the RVO deficiency. In 2014, while we had decreases of $6.2 million in the liability related to RIN forward commitments and $12.8 million in the mark to market value of the RVO deficiency, the resulting favorable impact of $19.0 million was offset by the expense incurred to purchase RINs during the first quarter of 2014 to reduce these liabilities. Our gross profit for 2014 was negatively impacted by (1) a challenging futures market during the second and fourth quarters of 2014, mainly backwardation in the forward product pricing curve in gasoline blendstocks, primarily ethanol, and (2) extreme cold and snow which impacted rail traffic, increased congestion and caused delays which reduced crude oil activities during the first quarter and early into the second quarter of 2014.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.7 billion and $7.1 billion for 2015 and 2014, respectively, a decrease of approximately $4.4 billion, or 62%, due to a decrease in volume sold and in gasoline prices. The decrease in volume sold was due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity. Our gasoline and gasoline blendstocks product margin was $66.0 million and $71.7 million for 2015 and 2014, respectively, a decrease of $5.7 million, or 8%, primarily due to favorable market conditions in gasoline blendstocks, primarily ethanol, during the first and third quarters of 2014 that were not present in 2015.  Our gasoline product margin for 2015 was positively impacted due to favorable market conditions in Wholesale gasoline in the first quarter of 2015.

Sales from wholesale gasoline and gasoline blendstocks were $7.1 billion and $8.1 billion for 2014 and 2013, respectively, a decrease of $1.0 billion, or 13%, due to decreases in volume sold and in gasoline prices during the second half of 2014. Our gasoline and gasoline blendstocks product margin was $71.7 million and $43.1 million for 2014 and 2013, respectively, an increase of $28.6 million, or 66%. The increase was attributed to (i) severe winter weather and the resulting rail congestion which contributed to very favorable market conditions in gasoline blendstocks, primarily ethanol, during the first quarter of 2014 as the availability of railcars for gasoline blendstocks was constrained and certain areas experienced shortages in that product, and (ii) a $19.3 million negative impact during 2013 from increases of $6.2 million in the liability related to RIN forward commitments and $13.1 million in the mark to market value of the RVO deficiency. In 2014, while we had decreases of $6.2 million in the liability related to RIN forward commitments and $12.8 million in the mark to market value of the RVO deficiency, the resulting favorable impact of $19.0 million was offset by the expense incurred to purchase RINs during the first quarter of 2014 to reduce these liabilities. Despite the overall increase, our product margin for 2014 was negatively impacted by a challenging futures market during the second and fourth quarters, mainly a backward forward product pricing curve in gasoline blendstocks, primarily ethanol.

Crude Oil.  Crude oil sales and logistics revenues were $1.2 billion and $2.4 billion for 2015 and 2014, respectively, a decrease of $1.2 billion, or 50%, due primarily to a decline in crude oil prices. Our product margin from crude oil was $74.2 million and $142.0 million for 2015 and 2014, respectively, a decrease of $67.8 million, or 48%, primarily due to the result of tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East and West Coasts competitive with imports. Also, we had a $5.0 million reserve related to a customer dispute in the first quarter of 2015. Additionally, logistics volume was lower due to declining contractual commitments with one particular customer. Our crude oil product margin was also negatively impacted by fixed costs which include contracted barges, pipeline commitments and railcar leases. The primary fixed cost in 2015 was our railcar lease expense of $49.0 million for the approximate 2,200 railcars allocated to crude oil, as compared to $35.0 million in 2014. About half of these cars were in storage as of December 31, 2015. The future lease expense for these railcars is estimated at $45.0 million, $45.0 million and $39.0 million in 2016, 2017 and 2018, respectively, with a significant reduction to approximately $20.0 million in 2019 after which the leases expire. These cars can be used either in crude oil or ethanol service.

Crude oil sales and logistics revenues were $2.4 billion and $3.6 billion for 2014 and 2013, respectively, a decrease of $1.2 billion, or 33%. The decrease was due primarily to a decrease in volume sold due to a shift, primarily by one customer, from crude oil supply sales to fee‑based crude oil delivery logistics and to rail congestion and delays due to severe winter weather conditions in the first quarter and early into the second quarter of 2014. Our product margin from crude oil for was $142.0 million and $92.8 million for 2014 and 2013, respectively, an increase of $49.2 million, or 53%, primarily due to (i) increased crude oil activities at our transloading facilities and improved margins during the third and fourth quarters of 2014, which more than offset the impact of extreme cold and snow during the first quarter and early into the second quarter of 2014 which impacted rail traffic, increased congestion and caused delays which reduced crude oil activity, and (ii) a full year of Basin Transload and Cascade Kelly.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $2.0 billion and $3.4 billion for 2015 and 2014, respectively, a decrease of $1.4 billion, or 41%, primarily due to a decline in prices and, to a lesser extent, a decrease in volume sold.  Our product margin from other oils and related products was $67.7 million and $79.4 million for 2015 and 2014, respectively, a decrease of $11.7 million, or 15%, primarily in distillates due to warmer weather during the fourth quarter of 2015 when temperatures were 24% warmer than normal and 17% warmer than the same period in 2014 and to a competitive distillates market during the last three quarters of 2015. The decrease in margin was partially offset by a  stronger demand for residual oil and a stronger performance in our propane business.

Sales from other oils and related products were $3.4 billion and $3.5 billion for 2014 and 2013, respectively, a decrease of $0.1 billion, or 3%, due to a decrease in prices. Our product margin from other oils and related products was $79.4 million and $66.9 million for 2014 and 2013, respectively, an increase of $12.5 million, or 19%, primarily in distillates due to colder weather, particularly during the first quarter of 2014 when temperatures were 9% colder than normal and 11% colder than the same period in 2013, and to favorable market conditions.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $3.3 billion and $3.2 billion for 2015 and 2014, respectively, an increase of $48.2 million, or 1.5%, due to an increase in volume sold largely offset by a decline in prices. During 2015, our sales volume benefitted primarily due to the Warren acquisition and, to a lesser extent, the Capitol acquisition. Our product margin from gasoline distribution was $276.8 million and $189.4 million for 2015 and 2014, respectively, an increase of $87.4 million, or 46%, due primarily to the Warren and Capitol acquisitions and to declining gasoline prices during the first quarter of 2015 which improved our product margin for 2015, partially offset by a strong fourth quarter in 2014 when gasoline prices declined sharply which positively impacted our product margin for 2014.

Sales from gasoline distribution were flat at $3.2 billion for 2014 and 2013. Our product margin from gasoline distribution was $189.4 million and $150.1 million for 2014 and 2013, respectively, an increase of $39.3 million, or 26%. The increase in our product margin from gasoline distribution for 2014 was due to declining gasoline prices during the third and fourth quarters and to the completion of certain raze and rebuilds and new‑to‑industry gasoline stations and convenience stores. Our product margin for 2014, however, was negatively impacted due to rising gasoline prices during the first six months of 2014.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $381.2 million and $165.8 million in 2015 and 2014, respectively. Our product margin from station operations was $178.5 million and $93.9 million for 2015 and 2014, respectively. The increases in sales of $215.4 million and product margin of $84.6 million were due primarily to the Warren acquisition and, to a lesser extent, additional rental income as a result of the Capitol acquisition.

Our station operations collectively generated revenues of $165.8 million and $146.5 million in 2014 and 2013, respectively. Our product margin from station operations was $93.9 million and $78.8 million for 2014 and 2013, respectively. The increases in sales of $19.3 million and product margin of $15.1 million were due primarily to the completion of certain raze and rebuilds and to the addition of 11 convenience store/commission agent and new‑to‑industry gasoline stations and convenience stores during 2014.

Results for Commercial Segment

Our commercial sales were $732.6 million, $966.4 million and $1.0 billion for 2015, 2014 and 2013, respectively. Our commercial product margin was $29.2 million, $29.7 million and $28.4 million for 2015, 2014 and 2013, respectively. The decrease in sales in 2015 compared to 2014 is primarily due to a decrease in prices.

Selling, General and Administrative Expenses

SG&A expenses were $177.0 million and $154.0 million for 2015 and 2014, respectively, an increase of $23.0 million, or 15%, primarily due to the Warren acquisition. The increase in SG&A expenses was due to increases of (i) $21.7 million in wages and benefits mostly due to an increase in headcount primarily related to Warren, (ii) $3.7 million of acquisition costs related to Warren ($5.4 million were recorded in 2015 and $l.7 million were recorded in 2014),  (iii) $3.5 million of acquisition costs related to Capitol, (iv) $2.3 million in a restructuring charge associated with the Warren acquisition, (v) $1.1 million in professional fees and (vi) $5.4 million of various other SG&A expenses, including increases in depreciation and insurance expenses, largely due to the Warren and Capitol acquisitions. The increase in SG&A expenses was offset by a decrease of $13.1 million in incentive compensation and $1.6 million in bank fees.

SG&A expenses were $154.0 million and $115.5 million for 2014 and 2013, respectively, an increase of $38.5 million, or 33%. The increase reflects additional costs to support our growing business as well as growth initiatives including our crude oil activities, retail gasoline stations and expansion opportunities. Wages and benefits increased by $10.4 million, primarily due to an increase in headcount, and discretionary incentive compensation, which was accrued for in line with our 2014 performance, and expenses related to our long‑term incentive plan increased by $14.6 million. The increase in SG&A expenses also includes (i) $6.3 million in professional fees, (ii) $3.8 million in depreciation expense, (iii) $1.7 million of costs incurred in connection with the Warren acquisition, and (iv) $6.2 million of other SG&A expenses, including higher rental and overhead expenses related to the office expansion and consolidation at our corporate headquarters. The increase in SG&A expenses was offset by decreases of $2.5 million in bad debt expense and $2.0 million in bank fees.

Operating Expenses

Operating expenses were $290.3 million and $204.1 million for 2015 and 2014, respectively, an increase of $86.2 million, or 42%, due to an increase of $89.0 million associated with our GDSO segment, primarily as a result of the Warren and Capitol acquisitions and, to a lesser extent, increases in direct labor, maintenance and repairs and property taxes in our GDSO segment. The increase in operating expenses was offset by decreases of $2.4 million associated with our transloading terminals in North Dakota and $0.4 million in various operating expenses associated with our terminal operations.

Operating expenses were $204.1 million and $185.7 million for 2014 and 2013, respectively, an increase of $18.4 million, or 10%. The increase was primarily due to increases of $13.2 million in costs related to the operations of our retail gasoline stations and new‑to‑industry gasoline stations and convenience stores, including, in part, additional rent, credit card and maintenance expenses associated with our new retail locations and recently renovated sites, $3.4 million in costs associated with our crude oil operations, including a full year of Basin Transload and Cascade Kelly, $2.9 million in operating costs associated with our terminals in Albany, New York and $0.8 million in other operating expenses. The increase in operating expenses was offset by a $1.9 million decrease in expenses at our East Providence, Rhode Island terminal as our lease expired in April 2013, and we elected not to renew.

Amortization Expense

Amortization expense related to our intangible assets was $13.5 million, $18.9 million and $19.2 million for 2015, 2014 and 2013, respectively. The decrease in in amortization expense in 2015 compared to 2014 was due to intangibles that became fully amortized during the second quarter of 2015, partially offset by the intangible assets acquired in the Warren acquisition.

Interest Expense

Interest expense was $73.3 million and $47.7 million for 2015 and 2014, respectively, an increase of $25.6 million, or 54%. The increase was due primarily to increased interest related to the 6.25% Notes and 7.00% Notes (see Note 8 to Notes to Consolidated Financial Statements) and to additional borrowings related to the acquisitions of Warren and, to a lesser extent, Capitol. In addition, our average balance under our working capital revolving credit facility increased to $234.1 million from $208.4 million in 2014, and our average balance under our revolving credit facility increased to $382.2 million in 2015 from $353.2 million in 2014. Interest expense also includes $5.6 million for 2015 associated with the financing obligation recognized in connection with the acquisition of Capitol (see Notes 3 and 8 of Notes to Consolidated Financial Statements).

Interest expense for 2014 and 2013 was $47.7 million and $43.5 million, respectively, an increase of $4.2 million, or 10%. The increase was primarily attributed to interest related to our former senior notes  and $1.6 million in expenses associated with the write‑off of certain financing fees in connection with the issuance of our 6.25% notes due 2022.

Income Tax Benefit (Expense)

Income tax benefit (expense) of $1.9 million, ($1.0 million) and ($0.8 million) for 2015, 2014 and 2013, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net (Loss) Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net (loss) income attributable to noncontrolling interest of ($0.3 million),  $2.3 million and ($1.6 million) for 2015, 2014 and 2013, respectively, represents Basin Transload’s 40% ownership of the net (loss) income reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness. Our primary sources of liquidity are cash generated from operations, amounts available under our working capital revolving credit facility and equity and debt offerings. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

Working capital was $272.3 million and $251.5 million at December 31, 2015 and 2014, respectively, an increase of $20.8 million, primarily due to (i) a $52.1 million increase in inventories as we elected to use our storage capacity to hold more inventory due to favorable market conditions; (ii) a $33.0 million decrease in trustee taxes and accrued expenses and other current liabilities largely due to timing and to a $13.1 million reduction in incentive compensation; and (iii) a reduction in accounts payable and accounts receivable of $152.8 million and $146.4 million, respectively, due to a decline in prices. The net increase more than offset a $98.1 million increase in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 8 of Notes to Consolidated Financial Statements). The increase in inventory contributed to the increase in our working capital revolving credit facility.

Cash Distributions

During 2015, we paid the following cash distributions to our common unitholders and our general partner:

Cash Distribution		Distribution Paid for the
Payment Date	Total Paid	Quarterly Period Ended
February 13, 2015	$22.4 million	Fourth quarter 2014
May 15, 2015	$23.3 million	First quarter 2015
August 14, 2015	$26.3 million	Second quarter 2015
November 13, 2015	$26.6 million	Third quarter 2015

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. The reduction in the distribution primarily reflected continuing weakness in the crude oil market.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2015 were as follows (in thousands):

	Payments due by period
					2020 and
Contractual Obligations	2016	2017	2018	2019	Thereafter	Total
Credit facility obligations (1)	$116,551	$219,467	$219,467	$—	$—	$555,485
Senior notes obligations (2)	44,438	44,438	44,438	44,438	807,092	984,844
Operating lease obligations (3)	166,834	136,730	110,216	65,019	164,158	642,957
Capital lease obligations	176	201	97	—	—	474
Other long-term liabilities (4)	26,548	26,344	24,659	32,597	98,444	208,592
Financing obligation (5)	9,465	9,688	9,917	10,151	107,811	147,032
Total	$364,012	$436,868	$408,794	$152,205	$1,177,505	$2,539,384

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2015 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

(2)	Includes principal and interest on the 6.25% Notes and the 7.00% Notes. No principal payments are required prior to maturity.

(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barges. See Note 13 of Notes to Consolidated Financial Statements for additional information.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements (see Note 13 of Notes to Consolidated Financial Statements for additional information on these agreements). Other long-term liabilities also includes pension and deferred compensation obligations.

(5)

Includes lease rental payments in connection with the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting and will be classified as interest expense on the financing obligation and the pay-down of the financing obligation. See Note 8 of Notes to Consolidated Financial Statement for additional information.

Please read Note 13 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $30.0 million, $34.1 million and $11.0 million in maintenance capital expenditures for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows and largely consisted of investments in our gasoline stations and in information technology and equipment upgrades at various terminals.  Specifically for 2015, approximately $20.8 million out of the $30.0 million was related to our investments in our gasoline stations. The increase in maintenance capital expenditures in 2014 compared to 2013 was primarily due to additional expenditures related to our gasoline stations, office expansion and consolidation costs and investments in information technology. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, new‑to‑industry gasoline stations and convenience stores, storage flexibility at various terminals and by adding terminals. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $496.1 million, $61.0 million and $146.2 million in expansion capital expenditures for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

In 2015, the $496.1 million in expansion capital expenditures included approximately $433.2 million in property and equipment associated with the acquisitions of Warren, the Revere Terminal and Capitol. In addition, we had $62.9 million in expansion capital expenditures which consists of (i) $36.8 million in rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, (ii) $15.0 million in costs associated with our crude oil activities, including, tank construction projects, dock and rail expansion and improvement costs and equipment upgrades and (iii) $11.1 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals.

In 2014, the $61.0 million in expansion capital expenditures included approximately $24.1 million in costs associated with our crude oil activities, $20.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, $5.2 million in costs associated with our propane storage and distribution facility in Albany, New York and $11.3 million in other expansion capital expenditures including, office consolidation costs, investments in information technology and computer upgrades at various terminals, and additional equipment costs related to our compressed natural gas operations. The $24.1 million in costs associated with our crude oil activities include, in part, tank construction projects, rail expansion and improvement costs and the purchase of land for future rail expansion.

In 2013, the $146.2 million in expansion capital expenditures included approximately $90.0 million in property and equipment associated with the acquisitions of Cascade Kelly and a 60% membership interest in Basin Transload. In addition, we had $56.1 million in expansion capital expenditures which consists of $23.6 million in costs associated with our crude oil activities, $22.6 million in new site development, expansion and improvements at certain retail gasoline stations, $4.5 million in costs associated with the building of a propane storage and distribution facility in Albany, New York and $5.4 million in other expansion capital expenditures including, in part, construction costs at our compressed natural gas loading station in Bangor, Maine and terminal equipment and computer upgrades at various terminals. The $23.6 million in costs associated with our crude oil activities include, in part, tank construction projects, a pipeline connection at one of our transloading facilities for the storage and handling of crude oil, a build‑out project to increase the rail receipt and throughput storage capacities of primarily crude oil and converting certain storage tanks for the handling of crude oil at our Albany, New York terminal and miscellaneous upgrades.

Certain of the $15.0 million, $24.1 million and $23.6 million for 2015, 2014 and 2013, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload. These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$62,506	$344,902	$255,147
Net cash used in investing activities	$(649,764)	$(91,093)	$(243,207)
Net cash provided by (used in) financing activities	$583,136	$(257,788)	$(8,700)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $62.5 million for 2015 compared to $344.9 million for 2014, for a year‑over‑year decrease in cash provided by operating activities of $282.4 million. Net cash provided by operating activities was $344.9 million for 2014 compared to $255.1 million for 2013, for a year‑over‑year increase in cash provided by operating activities of $89.8 million. The primary drivers of the changes for the years ended December 31 include the following (in thousands):

	2015	2014	Change	2014	2013	Change
Decrease (increase) in accounts receivable	$154,716	$226,962	$(72,246)	$226,962	$8,524	$218,438
(Increase) decrease in inventories	$(32,648)	$235,993	$(268,641)	$235,993	$61,992	$174,001
(Decrease) increase in accounts payable	$(172,318)	$(324,500)	$152,182	$(324,500)	$18,667	$(343,167)
(Increase) decrease in derivatives	$(8,869)	$(17,509)	$8,640	$(17,509)	5,778	$(23,287)

In 2015, the decreases in accounts payable and accounts receivable were primarily due to declining prices during the year. In addition, due to favorable market conditions, we elected to use our storage to carry increased levels of inventory. The decrease in net cash provided by operating activities was also due to the year‑over‑year decrease in net income of $73.7 million, of which $29.5 million relates to increased depreciation and amortization, primarily from the Warren and Capitol acquisitions.

In 2014, the decreases in accounts payable, inventories and accounts receivable were primarily due to declining prices. The increase in net cash provided by operating activities was largely due to the year‑over‑year increase in net income of $75.9 million. In addition, through the use of regulated exchanges and other over‑the‑counter derivatives, we maintain a position that is substantially hedged with respect to our inventories and forward commodity purchases and sales. In 2014, the contracts supporting our derivative hedge program required margin payments.

In 2013, the decrease in accounts receivable was due to a decrease in refined petroleum prices year over year and the decrease in inventories was due to carrying lower levels of inventory. The increase in accounts payable was due primarily to an increase in our crude oil activities. In addition, in 2013 the contracts supporting our derivative hedge program provided funds.

Net cash used in investing activities was $649.7 million for 2015 and included $381.8 million, $155.7 million and $23.7 million in cash used to fund the acquisitions of Warren, Capitol and the Revere Terminal, respectively, $62.9 million in expansion capital expenditures and $30.0 million in maintenance capital expenditures, offset by $4.3 million in proceeds from the sale of property and equipment.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2015, 2014 and 2013.

Net cash provided by financing activities was $583.1 million for 2015 and included $295.3 million in net proceeds from the issuance of our 7.00% Notes, $148.1 million in net borrowings from our working capital revolving credit facility, in part to fund an increase in stored inventory due to favorable market conditions, $135.2 million in net borrowings from our revolving credit facility to fund the acquisitions of Warren, the Revere Terminal and Capitol, $109.3 million in net proceeds from our June 2015 issuance of common units and $2.6 million in capital contributions from our noncontrolling interest at Basin Transload. Net cash provided by financing activities was offset by $97.5 million in cash distributions to our common unitholders and our general partner, $5.3 million in distributions to our noncontrolling interest at Basin Transload, $3.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $0.7 million in net payments on our line of credit related to Basin Transload.

Net cash used in financing activities was $257.8 million for 2014 and included $300.9 million in net payments on our working capital revolving credit facility, $227.0 million in net payments on our revolving credit facility in connection with the issuance of our 6.25% notes due 2022, $73.8 million in cash distributions to our common unitholders and our general partner, $40.2 million in payments related to the exchange of our former senior notes in connection with the issuance of our 6.25% notes due 2022, $9.2 million distributions to our noncontrolling interest at Basin Transload, $8.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $3.0 million in net payments on our line of credit related to Basin Transload. Net cash used in financing activities was offset by $258.9 million in net proceeds from the issuance of our 6.25% notes due 2022, $137.8 million in proceeds from our December 2014 public offering and $8.2 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash used in financing activities was $8.7 million for 2013 and included $97.5 million in net payments on our working capital revolving credit facility, $67.3 million in cash distributions to our common unitholders and our general partner, $4.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations, $2.9 million in distributions to our noncontrolling interest and $2.1 million in repurchased units held for tax obligations related to units distributed under an LTIP award granted in 2009, offset by $147.9 million in net proceeds from the issuances of our senior notes, $12.7 million in net payments on our revolving credit facility, $3.7 million in our line of credit related to Basin Transload and $1.4 million capital contributions from our noncontrolling interest.

Credit Agreement

As of December 31, 2015, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility. On February 24, 2016, we and certain of our subsidiaries entered into the fifth amendment to our credit agreement. This amendment reflects our voluntary election to reduce the maximum aggregate amount available under our credit agreement to $1.475 billion (see “—Amendment to Credit Agreement” below).

We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year. The long‑term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. The credit agreement will mature on April 30, 2018.

As of December 31, 2015, there were two facilities under the credit agreement:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $1.0 billion; and
•	a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then‑existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate. We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. Dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement). Swing line loans will bear interest at the

Base Rate (as defined in the credit agreement). The swing line is a sub‑portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.775 billion.

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

The average balance under our working capital revolving credit facility was $234.1 million and $208.4 million for the years ended December 31, 2015 and 2014, respectively, and the average balance under our revolving credit facility was $382.2 million and $353.2 million for the years ended December 31, 2015 and 2014, respectively.  The average interest rates for the credit agreement were 3.6%, 3.7% and 4.2% for the years ended December 31, 2015, 2014 and 2013, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of December 31, 2015, we had total borrowings outstanding under the credit agreement of $517.1 million, including $269.0 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $63.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at December 31, 2015 and 2014, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. We were in compliance with the foregoing covenants at December 31, 2015. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Amendment to Credit Agreement

On February 24, 2016, we and certain of our subsidiaries entered into the fifth amendment to our credit agreement (the “Fifth Amendment”). The Fifth Amendment includes certain modifications to our credit agreement to (i) amend the definition of “Total Combined Leverage Ratio” to permit for an increased maximum ratio of 5.50:1.00 through the first quarter of 2017 and 5.00:1.00 thereafter, (ii) amend the definition of “Applicable Revolver Rate” to align the pricing levels with the amended Total Combined Leverage Ratio maximum thresholds, (iii) increase the permitted level of asset Dispositions (as it is defined in the credit agreement) from $100.0 million to $150.0 million, and (iv) incorporate acknowledgement of and consent to the applicability of European Union Bank Recovery and Resolution Directive bail-in legislation.

Unrelated to the foregoing modifications, the Fifth Amendment also reflects our voluntary election to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million, for a total available commitment of $1.475 billion.

6.25% Senior Notes

On June 19, 2014, we and GLP Finance Corp. (“GLP Finance” and, together with us, the “Issuers”) entered into a Purchase Agreement (the “Purchase Agreement”) with the Initial Purchasers (as defined therein) (the “Initial Purchasers”) pursuant to which the Issuers agreed to sell $375.0 million aggregate principal amount of the Issuers’ 6.25% senior notes due 2022 (the “6.25% Notes”) to the Initial Purchasers in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The 6.25% Notes were resold by the Initial Purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the United States pursuant to Regulation S under the Securities Act.

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

The 6.25% Notes mature on July 15, 2022 with interest accruing at a rate of 6.25% per annum and payable semi‑annually in arrears on January 15 and July 15 of each year, commencing January 15, 2015. The 6.25% Notes are guaranteed on a joint and several senior unsecured basis by each of the Issuers and the subsidiary guarantors to the extent set forth in the Indenture. Upon a continuing event of default, the trustee or the holders of at least 25% in principal amount of the 6.25% Notes may declare the 6.25% Notes immediately due and payable, except that an event of default resulting from entry into a bankruptcy, insolvency or reorganization with respect to us, any restricted subsidiary of ours that is a significant subsidiary or any group of our restricted subsidiaries that, taken together, would constitute a significant subsidiary of ours, will automatically cause the 6.25% Notes to become due and payable.

The Issuers have the option to redeem up to 35% of the 6.25% Notes prior to July 15, 2017 at a redemption price (expressed as a percentage of principal amount) of 106.25% plus accrued and unpaid interest, if any. The Issuers have the option to redeem the 6.25% Notes, in whole or in part, at any time on or after July 15, 2017, at the redemption prices of 104.688% for the twelve‑month period beginning on July 15, 2017, 103.125% for the twelve‑month period beginning July 15, 2018, 101.563% for the twelve‑month period beginning July 15, 2019, and 100.0% beginning on July 15, 2020 and at any time thereafter, together with any accrued and unpaid interest to the date of redemption. In addition, before July 15, 2017, the Issuers may redeem all or any part of the 6.25% Notes at a redemption price equal to the sum of the principal amount thereof, plus a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. The holders of the notes may require the Issuers to repurchase the 6.25% Notes following certain asset sales or a Change of Control (as defined in the Indenture) at the prices and on the terms specified in the Indenture.

The Indenture contains covenants that will limit our ability to, among other things, incur additional indebtedness and issue preferred securities, make certain dividends and distributions, make certain investments and other restricted payments, restrict distributions by our subsidiaries, create liens, enter into sale‑leaseback transactions, sell assets or merge with other entities. Events of default under the Indenture include (i) a default in payment of principal of, or interest or premium, if any, on, the 6.25% Notes, (ii) breach of our covenants under the Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of ours or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $15.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $15.0 million.

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC‑registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014. The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes were exchanged for SEC-registered notes.

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

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes. Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015. The exchange offer was completed on October 22, 2015, and 100% of the 7.00% Notes were exchanged for SEC-registered notes.

Line of Credit

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis. The facility had an outstanding balance of $0 and $0.7 million at December 31, 2015 and 2014, respectively. The facility, which expired on February 9, 2016, was secured by substantially all of the assets of Basin Transload and was not guaranteed by us or any of our wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015 (see Note 3 of Notes to Consolidated Financial Statements), we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $5.6 million was recorded for the year ended December 31, 2015 and included in interest expense in the accompanying statement of operations. The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $5.4 million for the year ended December 31, 2015. The financing obligation balance outstanding at December 31, 2015 was $89.8 million.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements. These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements. We capitalized deferred financing fees of $19.0 million and $24.0 million at December 31, 2015 and 2014, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $11.2 million and $16.0 million at December 31, 2015 and 2014, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts,  and amounted to $7.8 million and $8.0 million at December 31, 2015 and 2014, respectively.  As of December 31, 2015, we adopted ASU 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” See Note 2 of Notes to Consolidation Financial Statements.

Amortization expense of approximately $5.9 million, $5.6 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of operations.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013.

Environmental Matters

Our business of supplying refined petroleum products, renewable fuels, crude oil and propane involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 9 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Inventory

We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchanged‑traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, is recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or market, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first‑in, first‑out basis, or market.

Convenience store inventory and RIN inventory are carried at the lower of historical cost or market.

In addition to our own inventory, we have exchange agreements for petroleum products and ethanol with unrelated third party suppliers, whereby we may draw inventory from these other suppliers and suppliers may draw inventory from us. Positive exchange balances are accounted for as accounts receivable. Negative exchange balances are accounted for as accounts payable. Exchange transactions are valued using current carrying costs.

Leases

We had a throughput agreement with GPC, one of our affiliates, with respect to its terminal in Revere, Massachusetts. This agreement was accounted for as an operating lease in 2014 and 2013. On January 14, 2015, we acquired the Revere Terminal from GPC. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Throughput Agreement with Global Petroleum Corp.” We also have lease agreements with the Port of St. Helens for land and for access rights to a rail spur and dock located at our Oregon facility. We also have terminal and throughput lease arrangements with various unrelated oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, we lease certain gasoline stations from third parties under long‑term arrangements with various expiration dates. We have a long‑term lease agreement with Getty Realty which enables us to supply and operate certain Getty Realty gasoline station sites.

We have future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. We also lease railcars and barges through various lease arrangements with various expiration dates. We have rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of our terminals. Additionally, we have capital leases for other computer equipment and leasehold improvements. Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil, natural gas and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. We may also provide for shipping costs at the time of sale, which are included in cost of sales. In addition, we generate revenue from our logistics activities when we engage in the storage, transloading and shipment of products owned by others. Revenue for logistics services is recognized as services are provided. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. We also recognize convenience store sales of gasoline, grocery and other merchandise and commissions on lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight‑line basis over the term of the lease.

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to our end markets. Any net differential for exchange agreements is to be recorded as a nonmonetary adjustment of inventory costs.

We collect trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remit such taxes directly to those taxing authorities. As such, it is our policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities.

Derivative Financial Instruments

We principally use derivative instruments, which include regulated exchange‑ traded futures and options contracts (collectively, “exchange‑traded derivatives”) and physical and financial forwards and over‑the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce our exposure to unfavorable changes in commodity market prices and interest rates. We use these exchange‑traded and OTC derivatives to hedge commodity price risk associated with our inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and use interest rate swap instruments to reduce our exposure to fluctuations in interest rates associated with our credit facilities. We account for derivative transactions in accordance with ASC 815, “Derivatives and Hedging,” and recognize derivatives instruments as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The changes in fair value of the derivative transactions are presented in earnings, unless specific hedge accounting criteria are met.

The fair value of exchange‑traded derivative transactions reflects amounts that would be received from or paid to our brokers upon liquidation of these contracts. The fair value of these exchange‑traded derivative transactions are presented on a net basis, offset by the cash balances on deposit with our brokers, presented as brokerage margin deposits in the consolidated balance sheets. The fair value of OTC derivative transactions reflects amounts that would be received from or paid to a third party upon liquidation of these contracts under current market conditions. The fair value of these OTC derivative transactions is presented on a gross basis as derivative assets or derivative liabilities in the consolidated balance sheets, unless a legal right of offset exists. The presentation of the change in fair value of our exchange‑ traded derivatives and OTC derivative transactions depends on the intended use of the derivative and the resulting designation.

Derivatives Accounted for as Hedges—We utilize fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

Fair Value Hedges

Derivatives designated as fair value hedges are used to hedge price risk in commodity inventories and principally include exchange‑traded futures contracts that are entered into in the ordinary course of business. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item of the risk being hedged. Gains and losses related to fair value hedges are recognized in the consolidated statement of operations through cost of sales. These futures contracts are settled on a daily basis by us through brokerage margin accounts.

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

Petroleum and Ethanol Commodity Contracts

We use exchange‑traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by us as fair value hedges. Additionally, we use exchange‑ traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity price exposure associated with our physical forward contracts which are not designated by us as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet. The related exchange‑ traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales. These exchange traded derivatives are settled on a daily basis by us through brokerage margin accounts.

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

Natural Gas Commodity Contracts

We use physical forward purchase contracts to hedge price risk associated with the marketing and selling of natural gas to third‑party users. These physical forward purchase commitments for natural gas are typically executed when we enter into physical forward sale commitments of product for physical delivery. These physical forward contracts, to the extent they meet the definition of a derivative, are reflected as derivative assets and derivative liabilities in the consolidated balance sheet. Changes in fair value of the forward purchase and sale commitments are recognized in the consolidated statement of operations through cost of sales.

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

Margin Deposits

All of our exchange‑traded derivative contracts (designated and not designated) are transacted through clearing brokers. We deposit initial margin with the clearing brokers, along with variation margin, which is paid or received on a daily basis, based upon the changes in fair value of open futures contracts and settlement of closed futures contracts. Cash balances on deposit with clearing brokers and open equity are presented on a net basis within brokerage margin deposits in the consolidated balance sheets.

Valuation of Intangibles and Other Long‑Lived Assets

Our long‑lived assets include property and equipment and intangible assets. We assess the carrying value of our long‑lived assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Accordingly, we evaluate for impairment whenever indicators of impairment are identified. Factors we consider important include, but are not limited to, significant underperformance relative to historical or projected future results, significant negative industry factors and significant changes in strategy or operations that negatively affect the utilization of our long‑lived assets. If indicators of impairment are present, we assess impairment by comparing the undiscounted projected future cash flows from the long‑lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long‑lived assets will be reduced to their fair value. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges.

No material impairment charges were required in 2015, 2014 and 2013. However, at December 31, 2015, we had a $39.4 million remaining net book value of long‑lived assets used at our crude oil transloading terminals in North Dakota. The long‑term recoverability of these assets might be adversely impacted by any prolonged decline in crude oil commodity prices or crude oil differentials. Over the long‑term, if these market conditions remain, this may become an indicator of the potential impairment of these North Dakota assets in the future. We will monitor the pricing environment and the related impact this may have on the North Dakota operating and cash flows and whether this would constitute an impairment indicator.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. A portion of our goodwill is allocated to the Wholesale reporting unit, and a portion of the goodwill is allocated to the GDSO reporting unit. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. The impairment test first includes a qualitative assessment in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value. If necessary, we will then complete a two-step quantitative assessment. In the quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired to its implied fair value with a charge to operations. We calculate the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

Key assumptions included in the development of the discounted cash flow value for each reporting unit include:

Future commodity volumes and margins.  The discounted cash flows are based on a five-year forecast with an estimate of terminal value. In general, our reporting units’ fair values are most sensitive to volume and gross margin assumptions. In particular, our Wholesale segment’s cash flows are impacted by the crude oil market, given our 2013 investment in transloading terminals in North Dakota and Oregon. The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 results. We expect low crude oil prices and tight differentials to continue for a period of time, which will negatively impact our 2016 performance with recovery expected in 2017. As a result of these market conditions, there is increased uncertainty and sensitivity relating to our future cash flow projections within our crude oil business on which the Wholesale reporting unit’s goodwill impairment analysis relies. If market conditions, and therefore our performance, are worse than our projections, we may record impairment charges in the future. Actual results may not be consistent with these judgments, assumptions and estimates, and goodwill impairment charges may be required in future periods. This could have an adverse impact on our financial position and results of operations.

Discount rate commensurate with the risks involved.  We apply a discount rate to our expected cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. A higher discount rate decreases the net present value of cash flows.

Future capital requirements.  Our estimates of future capital requirements are based upon a combination of authorized spending and internal forecasts.

On October 1, 2015, we completed our quantitative assessments for both the Wholesale and GDSO reporting units, and no impairment indicator was identified for either reporting unit. The declining crude oil prices, changes in certain market conditions, and decline in our stock price, collectively caused us to reassess our goodwill for impairment as of December 31, 2015. Based on the results of this assessment, we concluded that step-two of the quantitative assessment was not necessary and no impairment was required.

The fair values of our reporting units are based on underlying assumptions that represent our best estimates. Many of the factors used in assessing fair value are outside of the control of management. A further sustained decline in commodity prices may cause us to reassess our long-lived assets and goodwill for impairment, and could result in future non-cash impairment charges as a result of such impairment assessments. If we are required to perform step-two in the future for the Wholesale reporting unit, up to $121.7 million of goodwill assigned to this reporting unit could be written off in the period of such impairment assessment.

During 2014, we completed step-one quantitative assessments for both the Wholesale and GDSO reporting units and no impairment was identified for either reporting unit. Due to declining oil prices and other market indicators at December 31, 2014, we updated the assessment of the recovery of goodwill through December 31, 2014 and concluded there was no impairment. During 2013, we completed a qualitative assessment for the GDSO reporting unit and no impairment was required. During 2013, a quantitative assessment was completed for the Wholesale reporting unit, and no impairment was required.

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

We are subject to other contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Please read Item 3, “Legal Proceedings.”

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

As of December 31, 2015, we had total borrowings outstanding under our credit agreement of $517.0 million. Please read Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.2 million annually, assuming, however, that our indebtedness remained constant throughout the year.

In October 2009, we executed an interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one‑month LIBOR swap curve with respect to $100.0 million of one‑month LIBOR‑based borrowings on the credit facility at a fixed rate of 3.93%.

In April 2011, we executed an interest rate cap with a major financial institution. The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one‑month LIBOR rate above 5.5% with respect to $100.0 million of one‑month LIBOR‑based borrowings on the credit facility.

In September 2013, we executed a forward interest rate swap with a major financial institution. The swap, which became effective on October 2, 2013 and expires on October 2, 2018, is used to hedge the variability in cash flows in monthly interest payments due to changes in the one‑month LIBOR swap curve with respect to $100.0 million of one‑month LIBOR‑based borrowings on the credit facility at a fixed rate of 1.819%.

In the aggregate, these hedging instruments historically have hedged the variability in interest payments due to changes in the one‑month LIBOR swap curve or rate with respect to $300.0 million of one‑month LIBOR‑based borrowings on the credit facility.

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% Notes (see Note 8 of Notes to Consolidated Financial Statements included elsewhere in this report), we determined that maintaining an excess of $300.0 million in principal of outstanding floating‑rate debt was no longer probable. Therefore, we elected to de‑designate our interest rate cap and discontinued the related hedge accounting for this instrument. Accordingly, at December 31, 2015, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship. Accordingly, all changes in the fair value of this instrument are recorded in earnings.

See Notes 2 and 4 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

Commodity Risk

We hedge our exposure to price fluctuations with respect to refined petroleum products, renewable fuels, crude oil and gasoline blendstocks in storage and expected purchases and sales of these commodities. The derivative instruments utilized consist primarily of exchange‑traded futures contracts traded on the NYMEX, CME and ICE and over‑the‑counter transactions, including swap agreements entered into with established financial institutions and other credit‑approved energy companies. Our policy is generally to purchase only products for which we have a market and to structure our sales contracts so that price fluctuations do not materially affect our profit. While our policies are designed to minimize market risk, as well as inherent basis risk, exposure to fluctuations in market conditions remains. Except for the controlled trading program discussed below, we do not acquire and hold futures contracts or other derivative products for the purpose of speculating on price changes that might expose us to indeterminable losses.

While we seek to maintain a position that is substantially balanced within our commodity product purchase and sales activities, we may experience net unbalanced positions for short periods of time as a result of variances in daily purchases and sales and transportation and delivery schedules as well as other logistical issues inherent in the business, such as weather conditions. In connection with managing these positions, we are aided by maintaining a constant presence in the marketplace. We also engage in a controlled trading program for up to an aggregate of 250,000 barrels of commodity products at any one point in time. Changes in the fair value of these derivative instruments are recognized in the consolidated statements of operations through cost of sales. In addition, because a portion of our crude oil business may be conducted in Canadian dollars, we may use foreign currency derivatives to minimize the risks of unfavorable exchange rates. These instruments may include foreign currency exchange contracts and forwards. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short‑term in nature and not designated for hedge accounting.

We utilize exchange‑traded futures contracts and other derivative instruments to minimize or hedge the impact of commodity price changes on our inventories and forward fixed price commitments. Any hedge ineffectiveness is reflected in our results of operations. We utilize regulated exchanges, including the NYMEX, CME and ICE, which are exchanges for the respective commodities that each trades, thereby reducing potential delivery and supply risks. Generally, our practice is to close all exchange positions rather than to make or receive physical deliveries. With respect to other products such as ethanol, which may not have a correlated exchange contract, we enter into derivative agreements with counterparties that we believe have a strong credit profile, in order to hedge market fluctuations and/or lock‑in margins relative to our commitments.

At December 31, 2015, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at
	December 31,	Effect of 10%	Effect of 10%
	2015	Price Increase	Price Decrease
Exchange traded derivative contracts	$95,367	$(34,583)	$34,583
Forward derivative contracts	34,188	(2,403)	2,403
	$129,555	$(36,986)	$36,986

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2015. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price‑risk sensitivities were calculated by assuming an across‑the‑board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out‑month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $31.3 million at December 31, 2015.

We are exposed to credit loss in the event of nonperformance by counterparties to our exchange‑traded derivative contracts, physical forward contracts and swap agreements. We anticipate some nonperformance by some of these counterparties which, in the aggregate, we do not believe at this time will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders. Exchange‑ traded derivative contracts, the primary derivative instrument utilized by us, are traded on regulated exchanges, greatly reducing potential credit risks. We utilize primarily three clearing brokers, all major financial institutions, for all NYMEX, CME and ICE derivative transactions and the right of offset exists with these financial institutions. Accordingly, the fair value of our exchange‑traded derivative instruments is presented on a net basis in the consolidated balance sheet. Exposure on physical forward contracts and swap agreements is limited to the amount of the recorded fair value as of the balance sheet dates.

Item 8. Financial Statements and Supplementary Data.

The information required here is included in the report as set forth in the “Index to Financial Statements” on page F‑1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act). Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our internal review, steps to remediate the material weakness in our internal control over financial reporting (discussed below) and additional procedures pursued by management to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

Changes in Internal Control

Except for the remediation efforts described below, there has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Prior Year Material Weakness

For the year ended December 31, 2014, management concluded that a material weakness existed in our internal control over reporting (as defined in Rule 13a-15(f) under the Exchange Act). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, at December 31, 2014, management’s review of the valuation of forward commodity purchase and sales contracts was not sufficiently precise; however, the lack of precision during the performance of the control resulting in this material weakness did not have an impact on the December 31, 2014 financial statements. In 2015, we put in place timely controls and developed systems and designed controls to improve the process of the valuation protocol which enhanced the quality of management’s review of these valuations. As a result of these changes in internal controls over financial reporting and subsequent testing of such controls throughout 2015, we determined that these controls are operating effectively and the material weakness with respect to internal control over financial reporting at December 31, 2014 described above was successfully remediated in 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC

and Unitholders of Global Partners LP

We have audited Global Partners LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Global Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Global Partners LP has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Global Partners LP and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 29, 2016

Item 9B. Other Information.

On February 24, 2016, we and certain of our subsidiaries entered into the fifth amendment to our credit agreement (the “Fifth Amendment”). The Fifth Amendment includes certain modifications to our credit agreement to (i) amend the definition of “Total Combined Leverage Ratio” to permit for an increased maximum ratio of 5.50:1.00 through the first quarter of 2017 and 5.00:1.00 thereafter, (ii) amend the definition of “Applicable Revolver Rate” to align the pricing levels with the amended Total Combined Leverage Ratio maximum thresholds, (iii) increase the permitted level of asset Dispositions (as it is defined in the credit agreement) from $100.0 million to $150.0 million, and (iv) incorporate acknowledgement of and consent to the applicability of European Union Bank Recovery and Resolution Directive bail-in legislation.

Unrelated to the foregoing modifications, the Fifth Amendment also reflects our voluntary election to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million.

All other material terms of our credit agreement remain the same as disclosed in this report.

The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the Fifth Amendment, a copy of which is filed as Exhibit 10.47 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and is not subject to re‑election in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and the estate of Alfred A. Slifka directly and through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka and Andrew Slifka beneficially own interests in our general partner. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate is in probate and his beneficially owned interests in Global Partners LP and its affiliates have not yet been settled.

Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the New York Stock Exchange (“NYSE”) and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately‑designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McCool, McKown and Watchmaker, serve as the sole members of the conflicts, audit and compensation committees.

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

All of our executive officers devote substantially all of their time to managing our business and affairs, but from time to time perform services for certain of our affiliates. Please read Item 13, “Certain Relationships and Related Transactions, and Director Independence—Relationship of Management with Global Petroleum Corp. and AE Holdings Corp.” Our non‑management directors devote as much time as is necessary to prepare for and attend board of directors and committee meetings.

Set forth below are the names, ages (as of February 25, 2016) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	75	Chairman
Eric Slifka	50	President, Chief Executive Officer and Director
Andrew Slifka	47	Executive Vice President and Director
Mark A. Romaine	47	Chief Operating Officer
Daphne H. Foster	58	Chief Financial Officer
Edward J. Faneuil	63	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	68	Executive Vice President and Chief Accounting Officer
David K. McKown	78	Director
Robert J. McCool	77	Director
Kenneth I. Watchmaker	73	Director

Richard Slifka was elected Vice Chairman of the Board of our general partner in March 2005 and became Chairman in March 2014. He had been employed with Global Companies LLC or its predecessors since 1963. Mr. Slifka served as Treasurer and a director of Global Companies LLC since its formation in December1998. Mr. Slifka also is a shareholder, a director and the President of Global Petroleum Corp., a privately held affiliated company that had owned, operated and leased to us our petroleum products storage terminal located in Revere, Massachusetts until we acquired the terminal in January 2015. Mr. Slifka is a past director of the New England Fuel Institute and currently serves as president of the Independent Fuel Terminal Operators Association. He also currently serves on the board of directors of St. Francis House and the board of trustees of Boston Medical Center. He has been a director of the National Multiple Sclerosis Society since 1988. Mr. Slifka’s extensive knowledge of the oil industry in general and of our history, customers and suppliers make him uniquely qualified to serve as our Chairman of the Board. Richard Slifka is the brother of the late Alfred A. Slifka.

Eric Slifka was elected President, Chief Executive Officer and director of Global GP LLC, the general partner of Global Partners LP, in March 2005. He has been employed with Global Companies LLC or its predecessors since 1987. Mr. Slifka served as President and Chief Executive Officer and a director of Global Companies LLC since July 2004 and as Chief Operating Officer and a director of Global Companies LLC from its formation in December 1998 to July 2004. Prior to 1998, Mr. Slifka held various senior positions in the accounting, supply, distribution and marketing departments of the predecessors to Global Companies LLC. He is a member of the National Petroleum Council and serves on the board of directors of the Energy Policy Research Foundation, Inc., the Massachusetts Youth Committed to Winning and Massachusetts General Hospital President’s Council. Mr. Slifka is the son of the late Alfred A. Slifka and the nephew of Richard Slifka.

Andrew Slifka was elected to serve as a director of our general partner in April 2012 and has been serving as Executive Vice President of our general partner since March 2012 and President of Alliance Energy LLC and its predecessor Alliance Energy Corp. since November 2007. He has been employed with Alliance since 1999. Mr. Slifka served as Vice President and General Manager for the Northeast region (RI, MA, NH, and ME) of Alliance Energy Corp. from 1999 to 2003 and as Executive Vice President of Alliance Energy Corp. from 2003 to November 2007. From 1991 to 1999 Mr. Slifka held various positions in the supply, distribution, and marketing departments with the predecessor of Global Companies LLC, Global Petroleum Corp. He serves on the boards of directors of NECSEMA (New England Convenience Store & Energy Marketers Association), the National Multiple Sclerosis Society, the CF & MS Fund Foundation Inc. and is on the board of trustees of The Rivers School. Additionally, Mr. Slifka is a member of the ExxonMobil National Council. Mr. Slifka is the son of Richard Slifka and the nephew of the late Alfred A. Slifka.

Mark A. Romaine has been Chief Operating Officer of our general partner since July 2013. Mr. Romaine served as the Senior Vice President of Light Oil Supply and Distribution for our general partner from 2006 until June 2013. He joined Global Companies LLC, a predecessor to Global Partners LP, in 1998 as Premium Fuels Marketing Manager. His experience in the petroleum products industry includes operations and marketing positions with Plymouth, MA-based Volta Oil. Mr. Romaine received a bachelor’s degree from Providence College and an MBA from the University of Massachusetts.

Daphne H. Foster has been Chief Financial Officer of our general partner since July 2013. Ms. Foster served as Treasurer of our general partner from 2010 until June 2013. She joined Global Partners LP in 2007. Her experience in the petroleum products industry includes several years as a Vice President in the Energy and Utilities Division of Bank of Boston. She started her banking career in 1982 at Bank of Boston and later joined Citizens Financial Group, where she oversaw the Loan Officer Development Program. Ms. Foster received a bachelor’s degree and an MBA from Boston University.

Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He previously served as Executive Vice President and General Counsel of Alliance Energy LLC (now a wholly owned subsidiary of Global Partners LP). Mr. Faneuil received a bachelor’s degree from Trinity College and a J.D. from Suffolk University Law School.

Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner in March 2005 and was named Executive Vice President and Treasurer in February 2007. Mr. Rudinsky continues to serve as Executive Vice President, Chief Accounting Officer and Co-Director of Mergers & Acquisitions. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998. Mr. Rudinsky earned a bachelor’s degree from Boston College and an MBA from Babson College.

David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to the Bank Loan Fund of Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston’s energy lending group and the head of BankBoston’s real estate and corporate finance departments. He also was a managing director of BankBoston’s private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group, Newcastle Investment Co. and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown’s extensive financial expertise and longstanding work in BankBoston’s energy practice make him well qualified to serve as a director of our general partner.

Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. He had served as an Advisor to Tetco Inc., a privately held company in the energy industry, for 46 years and has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. acquisitions. Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil’s North and South America marketing and refining business. Mr. McCool’s extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner.

Kenneth I. Watchmaker was elected to serve as a director of our general partner, a member of the conflicts and compensation committees of the board of directors of our general partner, and chair of the audit committee of the board of directors of our general partner in October 2005. He subsequently became chair of our general partner's compensation committee as well. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 until March 2006. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at

Ernst & Young LLP., where he had various responsibilities including partner in charge of merger and acquisition services, regional partner in charge of bankruptcy and insolvency services, regional partner in charge of audit services and regional partner in charge of retail industry services. Mr. Watchmaker also serves as a director and the chair of the audit committee of American Biltrite Inc. Mr. Watchmaker’s broad audit and accounting experience, as well as his significant corporate and financial experience, make him a valuable member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2015, with the exception of two Form 4s for our general partner (with respect to the delivery of common units pursuant to our LTIP) and one Form 4 for Mr. Kenneth I. Watchmaker (with respect to an acquisition of common units).

Executive Sessions

The board of directors of our general partner holds executive sessions for the non‑management directors on a regular basis without management present. Since the non‑management directors include directors who are not independent directors, the independent directors also meet in separate executive sessions without the other directors or management at least once each year to discuss such matters as the independent directors consider appropriate. In addition, any director may call for an executive session of non‑management or independent directors at any board meeting. A majority of the independent directors selects a presiding director for any such executive session.

Communications with Unitholders, Employees and Others

Unitholders, employees and other interested persons who wish to communicate with the board of directors of our general partner, non‑management or independent directors as a group, a committee of the board or a specific director may do so by transmitting correspondence addressed to the Board of Directors, Name of Director, Group or Committee, c/o Corporate Secretary, Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454‑9161, Fax: 781‑398‑4165.

Letters addressed to the board of directors of our general partner in general will be reviewed by the corporate secretary and relayed to the chairman of the board or the chair of the appropriate committee. Letters addressed to the non‑management or independent directors in general will be relayed unopened to the chair of the audit committee. Letters addressed to a committee of the board of directors or a specific director will be relayed unopened to the chair of the committee or the specific director to whom they are addressed. All letters regarding accounting, accounting policies, internal accounting controls and procedures, auditing matters, financial reporting processes or disclosure controls and procedures are to be forwarded by the recipient director to the chair of the audit committee.

Code of Ethics

Our general partner has adopted a code of business conduct and ethics that applies to all officers, directors and employees of our general partner, including the principal executive officer, principal financial officer and principal accounting officer, and to our subsidiaries and their officers, directors and employees.

A copy of the code of business conduct and ethics is available on our website at www.globalp.com or may be obtained without charge upon written request to the General Counsel at: Global Partners LP, P.O. Box 9161, 800 South Street, Suite 500, Waltham, MA 02454‑9161.

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2015.

The certifications of our general partner’s Chief Executive Officer and Chief Financial Officer required by the Securities Exchange Act of 1934 are included as exhibits to this Annual Report on Form 10‑K.

Item 11. Executive Compensation.

All of our executive officers and substantially all of our employees are employed by our general partner, except for our gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), and certain union personnel. Our general partner does not receive any management fee or other compensation for its management of Global Partners LP. Our general partner and its affiliates are reimbursed for expenses incurred on our behalf. These expenses include the costs of employee, executive officer and director compensation and benefits properly allocable to Global Partners LP. Our partnership agreement provides that our general partner will determine the expenses that are allocable to Global Partners LP.

Compensation Discussion and Analysis

We are managed and operated by the executive officers of our general partner. Executive officers of our general partner receive compensation in the form of base salaries, short-term incentive awards (contractual and/or discretionary) and long-term incentive awards. They also are eligible to participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans that may be established by our general partner or its affiliates in the future. Our named executive officers (defined below) serve as executive officers of our general partner and each of our wholly-owned subsidiaries. The compensation described herein reflects their total compensation for services to us, our general partner and our subsidiaries.

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2015, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President and General Counsel, and Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer. Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster has an employment agreement with our general partner. Mr. Rudinsky is an employee at will and does not have an employment agreement with our general partner.

The compensation committee of the board of directors of our general partner (the “Compensation Committee”) has direct responsibility for the compensation of our CEO based upon (i) contractual obligations pursuant to the employment agreement between our CEO and our general partner, and (ii) compensation parameters established by the Compensation Committee with respect to salary adjustments, incentive plans and discretionary bonuses, if any. The Compensation Committee also has oversight and approval authority for the compensation of our named executive officers other than our CEO based upon our CEO's recommendations, including awards under any incentive plans in which the named executive officers participate, and our general partner's contractual obligations pursuant to employment agreements with five of our named executive officers.

Compensation Objectives

The objectives of our compensation program with respect to our named executive officers are to attract, engage and retain individuals with the requisite knowledge, experience and skill sets required for our future success. Our compensation program is intended to motivate and inspire employee behavior that fosters high performance, and to support our overall business objectives. To achieve these objectives, we aim to provide each named executive officer with a competitive total compensation program. We currently utilize the following compensation components:

•	Base salaries and benefits designed to attract and retain high caliber employees;
•	Short-term, performance-based incentives and discretionary bonus awards designed to focus employees on key business objectives for a particular year, and
•	Long-term, equity-based and/or performance-based cash incentive awards designed to support the achievement of our long-term business objectives and the retention of key personnel.

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2015.

Under our executive compensation structure, our goal is for our named executive officers’ total compensation to fall between the median (50th percentile) and 75th percentile of competitive total compensation levels, as identified by our compensation consultant's benchmarking results, following any adjustments made to marketplace pay levels in order to account for significant responsibilities that are assigned to our named executive officers and that exceed the scope of responsibilities generally associated with the external benchmark positions to which they are compared, specifically:

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

Overall Partnership performance and individual performance may cause the targeted compensation levels to be adjusted up or down accordingly.

BDO worked with the Compensation Committee in 2016 to update the performance targets and associated levels of payouts previously contained in our short-term incentive plan for our named executive officers (the “STIP”) for 2015. Plan modifications were made to incorporate the increased scope of our operations and to ensure that the plan is fully aligned and consistent with our efforts to achieve critical business objectives. A complete description of changes made to the STIP is included in the next section,—Elements of Compensation.

During 2015, BDO worked with the Compensation Committee to provide updated performance targets and related award levels for our general partner’s 2015 STIP to ensure that the plan is fully aligned with our critical business objectives; to research and prepare a competitive compensation assessment for our Chief Financial Officer position and a competitive assessment of methods and levels of compensation for independent board members; and to assist with compensation information related to this Form 10-K. During 2014, BDO provided competitive information and assistance related to the renewal of employment agreements for Messrs. Eric Slifka, Andrew Slifka and Edward Faneuil.

Analyses regarding competitive pay practices for our named executive officers and board members were based on information from several groups of companies with various characteristics comparable and relevant to our current size and scope of operations.

Highlights of Compensation Program Policies for Named Executive Officers

•

A significant portion of total direct compensation for our named executive officers is variable, dependent upon the Partnership's actual performance (e.g., short-term, performance-based incentives and long-term, equity-based incentives);

•	Prohibition on repricing of options and unit appreciation rights unless approved by unitholders;
•	The Compensation Committee engages the assistance of an independent compensation consultant; and

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

The elements of the 2015 executive officer compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). The base salaries for five of our named executive officers are set by the terms of their respective employment agreements; the base salary for the named executive officer without an employment agreement is set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. Base salaries for our named executive officers did not change in 2015. The base salaries in effect as of the end of 2015 for our named executive officers were as follows: $800,000 for Mr. Eric Slifka, $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $425,000 for Mr. Andrew Slifka; $400,000 for Ms. Foster; and $273,000 for Mr. Rudinsky.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2015 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2015 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2015 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2015 (the “DCF objective”). Under the STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”). DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under

“Results of Operations—Key Performance Indicators” in Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2015 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 100% (or $500,000) for Mr. Romaine; 100% (or $450,000) for Mr. Faneuil; 75% (or $300,000) for Ms. Foster; 62% (or $265,000) for Mr. Andrew Slifka; and 41% (or $112,500) for Mr. Rudinsky. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. In 2015 we failed to achieve the minimum threshold of DCF required to qualify for any incentive payout under the STIP Performance Component, and therefore no STIP Performance Component awards were made in 2015.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to supplement the performance metric by analyzing other factors that it may elect to use for determining the STIP Performance Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2015 included the recognition that they worked extremely hard and as a team, and that the Partnership’s performance in 2015 was not an indication that our named executive officers underperformed. Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2015, as well as the Compensation Committee’s review of the individual performance of our named executive officers in 2015, no awards were made under the STIP Discretionary Component for 2015.

In considering whether to grant the 2015 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance was significantly below that of the prior year due to tighter crude oil differentials and the negative impact of fixed costs associated primarily with our significantly underutilized leased railcar fleet, the less favorable conditions in the wholesale gasoline blendstocks and renewable fuels markets and the unusually warm weather conditions. Notwithstanding the foregoing, the following actions were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to expand our retail presence and terminal network and to restructure our financing, including:

•

On January 7, 2015, we completed the acquisition of 100% of the capital stock of Warren Equities, Inc. and its subsidiaries. This acquisition is the largest in our history and included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 330 dealers. As part of the subsequent integration of this acquisition, we realized, and continue to realize, economies of scale and synergies between our GDSO business and the newly acquired businesses.

•

On January 15, 2015, we acquired the storage and distribution terminal located in Boston Harbor in Revere, Massachusetts which has been operated on our behalf since the inception of the Partnership, and which has a storage capacity of 2.1 million barrels of refined petroleum products, including heating oil, gasoline, distillates, diesel, kerosene and blendstocks.

•	On June 1, 2015, we expanded our retail footprint into New York City and Prince George’s County, Maryland by acquiring 97 primarily Mobil and Exxon branded retail gas stations and seven dealer supply contracts, along with certain related supply, franchise agreements, third party leases and other assets associated with these operations;
•

On June 4, 2015, we completed a private placement of $300.0 million aggregate principal amount of 7.0000% senior notes due 2023, the proceeds of which were used to reduce our indebtedness, and on October 21, 2015, we completed an exchange of the aforementioned private notes for $300.0 million aggregate principal amount of registered 7.0000% senior notes due 2023.

•	On June 16, 2015, we completed a public offering of 3,000,000 common units representing limited partner interests in the Partnership, the proceeds of which were used to reduce our indebtedness.

2016 Short-Term Incentive Plan.—In 2016, the Compensation Committee, with the assistance of its compensation consultant, BDO, used our 2015 Short-Term Incentive Plan as a basis for creating the 2016 Short-Term Incentive Plan. The 2016 STIP establishes a target incentive percentage for each participant ranging from 41% to 100% of base salary representing the same target percentages used during 2015 for the named executive officers. Awards under the 2016 STIP may range from 0% to 200% of each participant's target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2016 STIP remain 50% and 50%, respectively, the same as in the 2015 STIP.

•

The 2016 Performance Component (50% of the incentive target value)—The Compensation Committee slightly decreased the DCF objective for 2016, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2016 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant's 2016 STIP Performance Component. A minimum of 80% of the 2016 DCF objective must be achieved before participants would earn any portion of the 2016 STIP Performance Component. Under the 2016 STIP, a participant's incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 128% of the 2016 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2016.

•

The 2016 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2016 STIP Discretionary Component for any participant under the 2016 STIP, within a range of 0% to 200% of the 2016 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2016 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

The Compensation Committee did not award any discretionary bonus payments in respect of our named executive officers’ service in 2015. The Compensation Committee awarded Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky special discretionary bonuses in the amounts of $600,000, $500,000, $400,000, $300,000, $200,000 and $100,000, respectively, for their service in 2014. The Compensation Committee did not award any discretionary bonus payments in respect of our named executive officers’ service in 2013.

Long-Term Incentive Plans

2015 Awards.—No equity grants were made under the Global Partners LP Long-Term Incentive Plan (“LTIP”) to any of our named executive officers in respect of their service in 2015.

2014 Awards.—No equity grants were made under the LTIP to any of our named executive officers in respect of their service in 2014.

2013 Awards.—On June 27, 2013, the Compensation Committee granted 127,259, 76,356, 57,012, 29,537, 21,889 and 5,091 phantom units (without Distribution Equivalent Rights (“DERs”)) under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine, Andrew Slifka, Ms. Foster and Mr. Rudinsky. On September 23, 2013, the Compensation Committee granted an additional 1,273 phantom units (without DERs) under the LTIP to Mr. Rudinsky. Grant levels were established by the Compensation Committee to achieve the overall objectives of the compensation program. Because no employee awards had been granted under the LTIP since 2009, the Compensation Committee used the 2013 awards to compensate recipients, based upon performance, for up to four years of service, two retrospective (2011 and 2012) and two prospective (2013 and 2014). Ms. Foster and Mr. Romaine received awards based upon the two prospective years only, because they began in their positions as CFO and COO, respectively, in 2013. Mr. Andrew Slifka received an award based upon three years of service (one retrospective and two prospective), because he began his employment with our general partner in 2012. Mr. Rudinsky’s grant is based upon two and one-half years of service. Messrs. Eric Slifka and Faneuil received awards based upon four years of service. All phantom units granted in 2013 vest and became payable on a one-for-one basis in common units (and/or cash in lieu thereof). The units granted to each recipient other than Mr. Rudinsky vest over a six-year period, with one-third of the units granted to vest on each of July 1, 2017, July 1, 2018 and July 1, 2019. The units granted to Mr. Rudinsky vest over a three and one-half year period, with one-third of the units granted to vest on each of December 31, 2014, December 31, 2015 and December 31, 2016. Each recipient of a 2013 LTIP award has entered into (or already is subject to) a non-compete agreement with our general partner, and each recipient is entitled to accelerated vesting of the award units upon a change of control. Mr. Rudinsky is party to an executive change of control agreement with our general partner which includes additional acceleration provisions. Please read “—Employment and Related Agreements” for additional information with respect to Mr. Rudinsky’s executive change of control agreement.

2012 CEO Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s 2012-2014 employment agreement with our general partner included provisions for a long-term performance-based cash incentive plan. The long-term performance-based cash incentive plan was based solely on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka’s 2012-2014 employment agreement. The award was calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2012 through December 31, 2014 (which were made during the period from May 2012 through February 2015), inclusive, and (ii) an annualized $2.00 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance was measured. Mr. Slifka earned $3,450,000 under this incentive plan.

2015 CEO Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s 2015-2017 employment agreement with our general partner includes provisions for a long-term performance-based cash incentive plan. This plan replaces the plan for the 2012-2014 period described above under “—2012 CEO Performance-Based Cash Incentive Plan” and is also based on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka's 2015-2017 employment agreement. This award will be calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2015 through December 31, 2017 (which are anticipated to be made during the period from April 1, 2015 through March 31, 2018), inclusive, and (ii) an annualized $2.66 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance will be measured.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2015, all employees were eligible to participate in the Global 401(k) Plan other than employees who (1) were not yet 21 years of age, (2) were covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan, (3) had not been employed by our predecessor, our general partner or one of our operating subsidiaries for at least six months or (4) were nonresident aliens. In 2016, the six month employment requirement described in clause (3) of the preceding sentence was eliminated, so that new employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. The exceptions to eligibility for participation in the Global 401(k) Plan set forth in clauses (1), (2) and (4) above remain the same. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are periodically adjusted for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

Pension Benefits

Each of our named executive officers is eligible to participate in our general partner's pension plan in accordance with our general partner's policies and on the same general basis as other employees of our general partner. Under our general partner's pension plan, an employee becomes fully vested in his or her pension benefits after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the pension plan. Our general partner's pension plan was frozen on December 31, 2009.

Prior to March 1, 2012, Mr. Andrew Slifka was employed by Alliance Energy LLC (“Alliance”) and participates in the Alliance Energy LLC Pension Plan in accordance with Alliance’s policies and on the same general basis as other employees of Alliance not excluded by the terms of the plan. On March 1, 2012, sponsorship of the Alliance Energy LLC Pension Plan was transferred to GMG and renamed as the GMG Pension Plan (as defined and described below under “Other Benefits—Pension Benefits”). An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the GMG Pension Plan. The GMG Pension Plan was frozen on May 15, 2012.

Other Benefits

Each of our named executive officers is eligible to participate in our general partner's health insurance plans and other employee benefit plans in accordance with our general partner’s policies and on the same general basis as other employees of our general partner.

Additional perquisites for our named executive officers may include payment of premiums for supplemental life and/or long-term disability insurance, automobile fringe benefits, club membership dues and payment of fees for professional financial planning, tax and/or legal advice.

Employment Agreements

Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster has an employment agreement with our general partner. We believe that the post-termination and change in control payments in the employment agreements allow our named executive officers to focus on making business decisions that maximize our interests and the interests of our unitholders without allowing personal considerations to influence the decision-making process. Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in each employment agreement relating to termination, change in control and related payment obligations.

Relationship of Compensation Elements to Compensation Objectives

We use base salaries to provide financial stability and to compensate our executive officers for fulfillment of their respective job duties.

We use a short-term incentive plan with performance-based and discretionary components to align a significant portion of our executive officers' compensation with annual business performance and success, and to provide rewards and recognition for key business outcomes such as achieving increased quarterly distributions in line with our financial results, expanding our distribution, marketing and sales of petroleum products, expanding our gasoline station and convenience store assets and the geographic markets that we serve, and diversifying our product mix to enhance profitability and effectively managing our business. Short-term performance-based incentives also allow flexibility to reward performance and individual success consistent with such criteria as may be established from time to time by our CEO and the Compensation Committee.

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

We offer a mix of traditional perquisites such as automobile fringe benefits and country/golf club memberships, and additional benefits, such as payment of professional financial planning and tax advice fees, that are tailored to address our executive officers’ individual needs, to facilitate the performance of their job duties and to be competitive with the total compensation packages available to executive officers generally.

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to the named executive officers.

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

Kenneth I. Watchmaker (Chairman)
Robert J. McCool
David McKown

February 26,  2016

Compensation Committee Interlocks and Insider Participation

Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2015, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred A. Slifka served as the Chairman of the board of directors of our general partner until his death on March 9, 2014 and until December 31, 2013 was an employee of Global Petroleum Corp., an entity which is owned by Mr. Richard Slifka and the estate of Mr. Alfred A. Slifka. Mr. Richard Slifka, who served as Vice-Chairman of our general partner’s board of directors since its inception, became Chairman effective March 12, 2014 and is an employee of Global Petroleum Corp.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2015, 2014 and 2013 of our named executive officers.

Summary Compensation Table

						Change in
						Pension Value
						and Deferred
				Non‑Equity		Nonqualified
				Incentive Plan	Unit	Compensation	All Other
Name and Principal		Salary	Bonus	Compensation	Awards	Earnings	Compensation	Total
Position	Year	($)(1)	($) (2)	($) (3)	($) (4)	($) (5)	($)(6)	($)
Eric Slifka	2015	800,000	—	—	—	—	87,850	887,850
President and CEO	2014	800,000	600,000	4,938,000	—	55,552	93,212	6,486,764
	2013	800,000	—	400,000	5,000,000	—	73,756	6,273,756
Mark A. Romaine	2015	500,000	—	—	—	—	36,016	536,016
Chief Operating Officer	2014	500,000	500,000	930,000	—	46,446	35,741	2,012,187
	2013	450,000	—	250,000	2,240,000	—	30,965	2,970,965
Edward J. Faneuil	2015	450,000	—	—	—	—	44,762	494,762
EVP, General Counsel	2014	376,000	400,000	651,000	—	165,524	40,340	1,632,864
and Secretary	2013	376,000	—	175,000	3,000,000	—	36,891	3,587,891
Daphne H. Foster	2015	400,000	—	—	—	—	25,869	425,869
Chief Financial Officer	2014	300,000	300,000	372,000	—	5,531	13,714	991,245
	2013	246,500	—	100,000	860,000	—	20,668	1,227,168
Andrew Slifka	2015	425,000	—	—	—	—	51,686	476,686
EVP and President of	2014	425,000	200,000	372,000	—	60,012	52,251	1,109,263
GDSO Division	2013	425,000	—	100,000	1,160,500	—	49,002	1,734,502
Charles A. Rudinsky	2015	273,000	—	—	—	—	34,298	307,298
EVP and Chief	2014	273,000	100,000	209,250	—	19,923	30,742	632,915
Accounting Officer	2013	273,000	—	66,000	245,064	—	28,633	612,697

(1)The above table reflects the $800,000 base salary paid to Mr. Eric Slifka in (i) 2013 and 2014 pursuant to his 2012-2015 employment agreement with our general partner, which became effective January 1, 2012, and (ii) 2015 pursuant to his new employment agreement with our general partner, which became effective January 1, 2015 and under which the amount of his base salary remained unchanged.

(2)In 2015, Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky were paid discretionary bonuses of $600,000, $500,000, $400,000, $300,000, $200,000 and $100,000, respectively, for services performed during 2014, which discretionary bonuses were in addition to the payments they received in 2015 for services performed during 2014 under the 2014 Short-Term Incentive Plan. No discretionary bonuses were paid for services performed during 2013.

(3)Amounts reported in this column reflect (a) the bonuses paid to each of the named executive officers for services performed during 2015, 2014 and 2013 which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans” and (b) for

Mr. Eric Slifka, $3,450,000, which was earned under the long-term performance-based cash incentive plan under his 2012-2014 employment agreement and is described above under “Elements of Compensation—Long-Term Incentive Plans”.

(4)All of our equity grant awards were made under the LTIP. Amounts disclosed in the table reflect the full grant date fair value of Partnership phantom units granted on June 27, 2013 or September 23, 2013, computed in accordance with ASC Topic 718, “Compensation – Stock Compensation,” rather than the amounts paid to or realized by the named individual. In accordance with ASC Topic 718, the grant date fair value of these awards was calculated based upon the closing price per Global Partners LP common unit on the date of grant. There can be no assurance that awards will vest (and, absent vesting, no value will be realized by the executive for the invested award), or that the value upon vesting will approximate the aggregate grant date fair value determined under ASC Topic 718.

(5)As a result of higher interest rates used to calculate pension benefits, the present value of Mr. Eric Slifka's pension decreased by (i) $41,884 in 2015, and the present values of the pensions of Messrs. Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky decreased in 2015 by $50,235, $321,081, $2,551, $73,459 and $75,919, respectively; and (ii) $53,379 in 2013, and the present values of the pensions of Messrs. Faneuil, Andrew Slifka and Rudinsky decreased in 2013 by $20,580, $31,277, and $57,755, respectively. Additionally, the present value of Mr. Faneuil’s pension in 2015 reflected a reduction equal to the net present value of his vested SERP, which is $159,355. These decreases are shown as a $0 positive change in actuarial value for those years under the column labeled “Change in Pension Value and Nonqualified Deferred Compensation Earnings”.

(6)The 2015 amounts in this column are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2015:

		Club Membership Dues,
	Employer	Legal Fees, and Professional
	Contributions to	Financial Planning and	Personal	Total All
	Global 401(k) Plan	Tax Advice Fees	Benefits (1)	Other Compensation
Name	($)	($)	($)	($)
Eric Slifka	8,000	41,742	38,109	87,851
Mark A. Romaine	8,000	—	28,016	36,016
Edward J. Faneuil	10,600	16,634	17,528	44,762
Daphne H. Foster	10,600	—	15,269	25,869
Andrew Slifka	10,600	18,200	22,886	51,686
Charles A. Rudinsky	10,600	—	23,698	34,298

(1)The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums paid by us; and life insurance and long-term disability premiums paid by us.

Grants of Plan-Based Awards

During 2016, the Compensation Committee determined that no grants of STIP awards had been earned in respect of our named executive officers’ service during the year ended December 31, 2015. During 2015, the Compensation Committee granted cash awards under our general partner’s 2014 STIP to our named executive officers in consideration of their respective services during the year ended December 31, 2014. Please read “Elements of Compensation—Short-Term Incentive Plan” for a discussion of the parameters on which the 2015 awards were determined.

No equity awards were made under the LTIP to any of our named executive officers in 2015.

The following table sets forth information concerning criteria for the grant of plan-based awards during the calendar year 2015 to our named executive officers from the STIP (including the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2015).

Grants of Plan‑Based Awards

	Estimated Possible Payouts Under
	Non—Equity Incentive Plan Awards
	Minimum
	Threshold		Maximum
Name	($)	Target ($)	($)
Eric Slifka	40,000	800,000	1,600,000
Mark A. Romaine	25,000	500,000	1,000,000
Edward J. Faneuil	22,500	450,000	900,000
Daphne H. Foster	15,000	300,000	600,000
Andrew Slifka	13,250	265,000	530,000
Charles A. Rudinsky	5,625	112,500	225,000

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2015, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
		Market or Payout
	Number of	Value of
	Unearned Shares,	Unearned Shares,
	Units or Other	Units or Other
	Rights That Have	Rights That Have
	Not Vested (#) (1)	Not Vested ($) (2)
Eric Slifka	127,259	2,235,941
Mark A. Romaine	57,012	1,001,701
Edward J. Faneuil	76,356	1,341,575
Daphne H. Foster	21,889	384,590
Andrew Slifka	29,537	518,965
Charles A. Rudinsky	2,122	37,284

(1)The units granted to each named executive officer other than Mr. Rudinsky vest over a six-year period, with one-third of the units granted scheduled to vest on each of July 1, 2017, July 1, 2018 and July 1, 2019. The units granted to Mr. Rudinsky vest over a three and one-half year period, with one-third of the units granted having vested on December 31, 2014, one-third having vested on December 31, 2015 and one-third scheduled to vest on December 31, 2016.

(2)The market values of the equity awards shown in the table above were calculated based on the closing price of $17.57 per common unit on December 31, 2015.

Please read “Elements of Compensation—Long-Term Incentive Plans” for a discussion of these phantom unit awards.

Units Vested in the 2015 Fiscal Year

The following table presents phantom units awarded to the named executive officers on June 27, 2013 and September 23, 2013 that vested during the year ended December 31, 2015.

	Equity Incentive Plan Awards
	Number of
	Vested	Market Value of Vested
	Phantom Units	Phantom Units (#) ($) (1)
Charles A. Rudinsky	2,121	37,266

(1)These units vested on December 31, 2015. The market values of the equity awards shown in the table above were calculated based on the closing price of $17.57 per common unit on December 31, 2015, when the units vested.

Nonqualified Deferred Compensation

Mr. Romaine previously agreed to receive his 2010, 2011 and 2012 bonus payments in installments over three years for each bonus. The table below shows the aggregate installment payments for prior years’ bonus payments received by Mr. Romaine in 2015 and the aggregate sum of installment payments to be paid to Mr. Romaine after 2015 in respect of his prior bonuses.

Nonqualified Deferred Compensation

	Aggregate Withdrawals /	Aggregate Balance at Last FY
Name	Distributions (1)	End (2)
Mark A. Romaine	$337,500	$—

(1)	The amount reported in this column reflects the deferred installment payments of the bonuses earned by Mr. Romaine in 2010, 2011 and 2012 that were paid to Mr. Romaine in 2015.
(2)	The amount reported in this column reflects that there are no deferred installment payments to be paid to Mr. Romaine after 2015 in respect of his prior years’ awarded bonuses.

Deferred Compensation Agreements

On December 31, 2008, our general partner and Edward J. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be subject to terms and conditions relating to confidential information, non-solicitation and non-competition, as provided therein (the “Global Deferred Compensation Agreement”). Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in Mr. Faneuil's deferred compensation agreement relating to termination, change of control and related payment obligations.

On September 23, 2009, Alliance and Mr. Faneuil entered into a deferred compensation agreement pursuant to which Mr. Faneuil will be subject to terms and conditions relating to confidential information, non-solicitation and non-competition, as provided therein (the “Alliance Deferred Compensation Agreement”). Please read “Potential Payments upon Termination or Change of Control” for a discussion of the provisions in Mr. Faneuil’s deferred compensation agreement relating to termination, change of control and related payment obligations.

Supplemental Executive Retirement Agreement

On December 31, 2009, our general partner entered into a SERP agreement with Edward J. Faneuil. Mr. Faneuil's SERP benefit became fully vested on December 31, 2014. The value of the SERP benefit to be provided under the agreement, expressed as a single lump sum payment, is $159,355 for Mr. Faneuil.

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2015 termination date. This table does not take into account discretionary decisions regarding compensation made by the Compensation Committee and the board of directors of our general partner made after December 31, 2015. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $17.57 per unit on December 31, 2015.

LTIP Awards. On June 27, 2013, the Compensation Committee made grants of 127,259, 76,356, 57,012, 29,537, 21,889 and 5,091 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka, Ms. Foster and Mr. Rudinsky. On September 23, 2013, the Compensation Committee made an additional grant of 1,273 phantom units under the LTIP to Mr. Rudinsky. Upon a change of control event, all outstanding phantom units that were granted in 2013 to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka, Ms. Foster and Mr. Rudinsky and that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below. Please read “Elements of Compensation—Long-Term Incentive Plan” for information regarding performance restrictions and additional vesting terms.

Eric Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Eric Slifka
Severance Amount	—	—	—	—	—	—
Long Term Cash Incentive Plan	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
LTIP awards	2,235,941	—	—	—	2,235,941	—
Fringe benefits	—	39,672	39,672	39,672	39,672	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,235,941	3,739,672	3,239,672	3,239,672	7,075,613	800,000

If Mr. Slifka’s employment is terminated for any reason, he shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus, (iii) all reimbursements of expenses appropriately and timely submitted, and (iv) any and all other amounts, including vacation pay, that may be due to him as of the date of termination (the “Eric Slifka Accrued Obligations”).

If Mr. Slifka’s employment is terminated by death or “Disability” (as defined in the employment agreement), he (or his estate) will be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200%, plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200%, plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under the Long-Term Performance-Based Cash Incentive Plan and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in the Long-Term Equity-Based Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall be paid (i) the Eric Slifka Accrued Obligations, plus (ii) a lump sum payment equal to his then base salary multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement), plus (iii) an amount equal to the target incentive amount under the then applicable short-term incentive plan multiplied by 200% (provided, however, that this multiplier shall be 300% if Mr. Slifka terminates his employment for reasons constituting Constructive Termination and such termination occurs within 12 months following a Change in Control), plus (iv) his interests in the long-term incentive plans, including (a) the pro-rated cash incentive amount, if any, earned under the Long-Term Performance-Based Cash Incentive Plan and (b) the amounts of cash and/or securities due as a result of the automatic vesting of Mr. Slifka’s interests in the Long-Term Equity-Based Incentive Plan, plus (v) group health and similar insurance premiums on behalf of his spouse and dependents for 24 months following the date of termination.  If Mr. Slifka terminates his employment for reasons of Constructive Termination but such termination does not occur within 12 months following a Change in Control and Mr. Slifka secures employment within 12 months of the date of termination, he shall repay to our general partner one-half of the cash received from our general partner pursuant to (ii) and (iii) above.

If Mr. Slifka’s employment is terminated by our general partner for Cause, Mr. Slifka will be paid the Eric Slifka Accrued Obligations. If Mr. Slifka’s employment agreement is not renewed by our general partner and he does not continue to serve as our general partner’s President and Chief Executive Officer following the expiration of his employment agreement, he shall be paid the Eric Slifka Accrued Obligations plus a lump sum payment equal to 100% of his then base salary.

Mark A. Romaine

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Mark A. Romaine
Severance Amount	—	—	—	1,000,000	2,000,000	—
LTIP awards	1,001,701	—	—	—	1,001,701	—
Fringe benefits	—	36,016	—	60,655	60,655	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,001,701	536,016	—	1,060,655	3,062,356	—

The employment agreement with Mr. Romaine may be terminated at any time by either party with proper notice. If Mr. Romaine’s employment is terminated for any reason, Mr. Romaine will receive payment through the date of termination of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due in accordance with the established plans and policies of our general partner or applicable law (the “Romaine Accrued Obligations”).

If Mr. Romaine’s employment is terminated by our general partner without “Cause” or by Mr. Romaine for “Constructive Termination” (each quoted term as defined in the employment agreement), Mr. Romaine shall be entitled to receive the Romaine Accrued Obligations plus a severance payment in an amount equal to the sum of (i) twice his then base salary, plus (ii) if such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement), an amount equal to twice the target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs. In addition, our general partner shall provide health care continuation coverage benefits to Mr. Romaine and would continue to pay the applicable percentage of the medical insurance premiums that it pays for active employees during the applicable coverage period (not to exceed 18 months).

Further, if Mr. Romaine’s employment is terminated by our general partner without Cause or by Mr. Romaine for Constructive Termination at any time within three months before a Change in Control and 12 months following a Change in Control, then Mr. Romaine will receive the Romaine Accrued Obligations plus 100% accelerated vesting on any and all outstanding options, restricted units, phantom units, unit appreciation rights, and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination.

If Mr. Romaine’s employment is terminated by our general partner for “Cause,” by Mr. Romaine voluntarily (for reasons other than Constructive Termination) or by reason of death, Mr. Romaine shall receive the Romaine Accrued Obligations.

Edward J. Faneuil

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Edward J. Faneuil
Severance Amount	—	—	—	900,000	1,800,000	—
Deferred Compensation	1,638,898	1,638,898	1,638,898	1,638,898	1,638,898	—
LTIP awards	1,341,575	—	—	—	1,341,575	—
Fringe benefits	—	—	—	44,762	44,762	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,980,473	2,138,898	1,638,898	2,583,660	4,825,235	—

The employment agreement with Mr. Faneuil may be terminated at any time by either party with proper notice. If Mr. Faneuil’s employment is terminated for any reason, Mr. Faneuil will receive payment through the date of termination of his employment of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due Mr. Faneuil in accordance with the established plans and policies of our general partner or applicable law (the “Faneuil Accrued Obligations”).

If Mr. Faneuil’s employment is terminated by our general partner without “Cause” or by Mr. Faneuil for “Constructive Termination,” each as defined in the employment agreement, he shall be entitled to receive the Faneuil Accrued Obligations plus a severance payment in an amount equal to the sum of (i) twice his then base salary, plus (ii) if such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement), an additional amount equal to twice his target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs. In addition, our general partner would provide health care continuation coverage benefits to Mr. Faneuil and would continue to pay the applicable percentage of the medical insurance premiums that it pays for active employees during the applicable coverage period (not to exceed 18 months).

If Mr. Faneuil’s employment is terminated by our general partner without Cause or by Mr. Faneuil for Constructive Termination at any time within three months before a Change in Control and 12 months following a Change in Control, then Mr. Faneuil will receive the Faneuil Accrued Obligations plus 100% accelerated vesting on any and all outstanding options, restricted units, phantom units, unit appreciation rights, and other similar rights (under the LTIP or otherwise) held by him as in effect on the date of termination.

If Mr. Faneuil’s employment is terminated by our general partner for “Cause,” by Mr. Faneuil voluntarily (for reasons other than Constructive Termination) or by reason of death, Mr. Faneuil shall receive the Faneuil Accrued Obligations.

Our general partner and Mr. Faneuil also entered into the Global Deferred Compensation Plan, pursuant to which Mr. Faneuil will be paid the sum of $70,000 per year (the “Global Deferred Compensation”) in equal monthly installments of $5,833.33 on the first business day of each month for 15 years (180 months) commencing on the earlier of: (i) August 1, 2014, and (ii) the first business day of the month following Mr. Faneuil's “separation from service” (as defined in the Code) with our general partner for reasons other than “Cause” (as defined in the deferred compensation agreement), subject to earlier termination as provided in the agreement. In the event of an unforeseeable emergency as referenced in the deferred compensation agreement, our general partner will pay Mr. Faneuil within 15 days of the occurrence of the unforeseeable emergency the maximum amount allowable in a lump sum promptly following the occurrence of such unforeseeable emergency. The Global Deferred Compensation will be forfeited in its entirety in the event that Mr. Faneuil terminates his employment for any reason other than death, disability or a Change in Control (as defined below). On and after the date on which Global Deferred Compensation payments commence, our general partner may terminate its obligations under the deferred compensation agreement for Cause or if our general partner subsequently determines within 18 months of Mr. Faneuil’s termination that circumstances which would give rise to a for Cause termination of Mr. Faneuil otherwise existed at the time of his earlier termination. In the event of Mr. Faneuil’s death prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay Mr. Faneuil’s beneficiary within 60 days of the date of his death a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to Mr. Faneuil. If there is a Change in Control or Mr. Faneuil is determined to have become disabled prior to his receiving any or all of the aggregate amount of the Global Deferred Compensation, our general partner will pay to Mr. Faneuil within 60 days of the effective date of the Change in Control or the determination that Mr. Faneuil became disabled a single lump sum payment in an amount equal to the present value of the remaining payments that would have been paid to him had the Change in Control not occurred or had Mr. Faneuil not become disabled. For purposes of the Global Deferred Compensation Agreement, “Cause”, as defined in the deferred compensation agreement, means (a) any uncured material breach by Mr. Faneuil of his obligations under the Global Deferred Compensation Agreement, (b) any breach by Mr. Faneuil of his confidentiality, non-competition and non-solicitation obligations set forth on Exhibit “A” to the Global Deferred Compensation Agreement or included in his employment agreement with our general partner, (c) engagement in gross negligence or willful misconduct in the performance of his duties, (d) a conviction or plea of no contest to a crime involving fraud, dishonesty or moral turpitude or any felony, or (e) the commission of an act of embezzlement or willful breach of a fiduciary duty to our general partner, the Partnership or any of its Affiliates.

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

Our general partner is obligated to reimburse Mr. Faneuil for any and all federal excise taxes and penalties (other than penalties imposed as a result of Mr. Faneuil’s actions), and any taxes imposed upon such reimbursement amounts, including, but not limited to, any federal, state and local income taxes, employment taxes, and other taxes, if any, which may become due pursuant to the application of Sections 4999 and/or 409A of the Code on any payments to Mr. Faneuil in connection the employment agreement. Mr. Faneuil and our general partner have agreed to reform any provision of the deferred compensation agreement, as amended, between them in a manner mutually agreeable to avoid imposition of any additional tax under the provisions of Section 409A of the Code and related regulations and Treasury pronouncements.

Daphne H. Foster

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Daphne H. Foster
Severance Amount	—	—	—	800,000	1,400,000	—
LTIP awards	384,590	—	—	—	384,590	—
Fringe benefits	—	25,869	—	27,219	27,219	—
Life insurance benefits	—	500,000	—	—	—	—
Total	384,590	525,869	—	827,219	1,811,809	—

The employment agreement with Ms. Foster may be terminated at any time by either party with proper notice. If Ms. Foster’s employment is terminated for any reason, Ms. Foster will receive payment through the date of termination of (i) any earned, but unpaid, base salary as then in effect, (ii) all earned, but unpaid, bonuses, and (iii) all accrued vacation, expense reimbursements and other benefits (other than severance benefits, except as provided below) due in accordance with the established plans and policies of our general partner or applicable law (the “Foster Accrued Obligations”).

If Ms. Foster’s employment is terminated by our general partner without “Cause” or by Ms. Foster for “Constructive Termination” (each quoted term as defined in the employment agreement), Ms. Foster shall be entitled to receive the Foster Accrued Obligations plus a severance payment in an amount equal to the sum of (i) twice her then base salary, plus (ii) if such termination occurs within 12 months following a “Change in Control” (as defined in the employment agreement), an amount equal to twice the target incentive amount under the then applicable short-term incentive plan for the fiscal year in which the termination occurs. In addition, our general partner shall provide health care continuation coverage benefits to Ms. Foster and would continue to pay the applicable percentage of the medical insurance premiums that it pays for active employees during the applicable coverage period (not to exceed 18 months).

Further, if Ms. Foster’s employment is terminated by our general partner without Cause or by Ms. Foster for Constructive Termination at any time within three months before a Change in Control and 12 months following a Change in Control, then Ms. Foster will receive the Foster Accrued Obligations plus100% accelerated vesting on any and all outstanding options, restricted units, phantom units, unit appreciation rights, and other similar rights (under the LTIP or otherwise) held by her as in effect on the date of termination.

If Ms. Foster’s employment is terminated by our general partner for “Cause,” by Ms. Foster voluntarily (for reasons other than Constructive Termination) or by reason of death, Ms. Foster shall receive the Foster Accrued Obligations.

Andrew Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Andrew Slifka
Severance Amount	—	850,000	1,383,250	1,383,250	1,383,250	612,698
LTIP awards	518,965	—	—	—	518,965	—
Fringe benefits	—	103,372	103,372	103,372	103,372	—
Life insurance benefits	—	500,000	—	—	—	—
Total	518,965	1,453,372	1,486,622	1,486,622	2,005,587	612,698

If Mr. Slifka’s employment is terminated for any reason, he shall be paid (i) all amounts of his base salary due and owing up through the date of termination, (ii) any earned but unpaid bonus and short-term cash incentive plan amounts, (iii) all reimbursements of expenses appropriately and timely submitted and (iv) any and all other amounts that may be due to him as of the date of termination (the “Andrew Slifka Accrued Obligations”).

If Mr. Slifka’s employment is terminated due to death or “Disability” (as defined in the employment agreement), he (or his estate) shall be paid the Andrew Slifka Accrued Obligations, and continued payment of Mr. Slifka’s base salary as well as all fringe benefits through the end of the applicable term. Furthermore, if Mr. Slifka’s employment is terminated due to his Disability, he shall receive (a) payment of all monthly amounts due for all health and welfare insurance premiums on behalf of Mr. Slifka, his spouse and dependents, if any, for 24 months following the date of termination and (b) payment, payable in 24 equal monthly installments commencing on the last day of the month following the last day of the Term (as defined in the employment agreement), of an amount equal to the product of 75% and the sum of (i) Mr. Slifka’s then base salary and (ii) the average of the aggregate discretionary bonuses and short-term cash incentive plan amounts awarded to Mr. Slifka pursuant to the employment agreement, if any, for the two calendar years immediately preceding the termination of the employment agreement.

If Mr. Slifka’s employment is terminated by our general partner without “Cause” or by Mr. Slifka for reasons constituting “Constructive Termination,” each as defined in the employment agreement, he shall receive (1) the Andrew

Slifka Accrued Obligations, (2) continuation of all compensation and benefits until the last day of the Term and (3) payment, payable in 24 equal monthly installments commencing on the first day of the month following the month in which the date of termination occurs, of an amount equal to the product of 75% and the sum of (a) Mr. Slifka’s then base salary and (b) the average of the aggregate discretionary bonuses and short-term cash incentive plan amounts awarded to Mr. Slifka pursuant to the employment agreement, if any, for the two calendar years immediately preceding the termination of the employment agreement.

If Mr. Slifka’s employment is terminated by our general partner for “Cause,” Mr. Slifka will be paid the Andrew Slifka Accrued Obligations.

If Mr. Slifka’s employment agreement is not renewed by our general partner at the end of the applicable term and Mr. Slifka does not continue to serve as Executive Vice President of the Company or President of the Partnership’s Gasoline Distribution and Station Operations Division following the expiration of the employment agreement, Mr. Slifka shall be entitled to receive an amount, payable in 12 equal monthly installments, equal to the greater of: (1) the product of 75% and the sum of (a) Mr. Slifka’s then base salary and (b) the average of the aggregate discretionary bonuses and short-term cash incentive plan amounts awarded to Mr. Slifka pursuant to the employment agreement, if any, for the two calendar years immediately preceding the termination of the employment agreement and (2) 100% of Mr. Slifka’s then base salary. Mr. Slifka also shall be entitled to receive an additional amount equal to the sum of (x) 16.67% of his then base salary, and (y) 16.67% of his fringe benefits, to reflect the two months by which the term of his previous employment agreement was shortened.

Charles A. Rudinsky

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Charles A. Rudinsky
LTIP awards	74,550	—	—	—	74,550	—
Fringe benefits	—	—	—	34,298	34,298	—
Life insurance benefits	—	350,000	—	—	—	—
Total	74,550	350,000	—	34,298	108,848	—

In the event of a “Change of Control” (defined below), the agreements governing the terms of the grants by the Compensation Committee on June 27, 2013 and September 23, 2013 to Mr. Rudinsky of 5,091 and 1,273 phantom units, respectively, provide for accelerated vesting on any and all outstanding phantom units held by him as in effect on the date of termination. Pursuant to such agreements, a “Change of Control” is deemed to occur on the date that any one person, entity or group (other than Richard Slifka or Eric Slifka, or their respective family members or entities they control, individually or in the aggregate, directly or indirectly) acquires ownership of the membership interests of our general partner that, together with the membership interests of our general partner already held by such person, entity or group, constitutes more than 50% of the total voting power of the membership interests of our general partner.

The change of control agreement between our general partner and Mr. Rudinsky (the “Change of Control Agreement”) provides that, upon termination of his employment (i) by our general partner “Without Cause” (defined below), (ii) by Mr. Rudinsky for “Good Reason” (defined below), or (iii) in the case of a termination occurring during the three (3) month period ending on the Change of Control, Mr. Rudinsky will receive payment of (a) any earned, but unpaid, base salary as then in effect, (b) all earned, but unpaid, bonuses, (c) all accrued vacation, expense reimbursements and other benefits (other than severance), and (d) any and all other amounts that as of the date of termination may be due Mr. Rudinsky in accordance with the established plans and policies of our general partner or applicable law. “Cause” is defined in the Change of Control Agreement as having (i) engaged in gross negligence or willful misconduct in the performance of duties, (ii) committed an act of fraud, embezzlement or willful breach of fiduciary duty to our general partner or any of its subsidiaries (including the unauthorized disclosure of any material secret, confidential and/or proprietary information, knowledge or data of our general partner or any of its subsidiaries);

(iii) been convicted of (or pleaded no contest to) a crime involving fraud, dishonesty or moral turpitude or any felony or (iv) any uncured breach of any material provision of the non-competition agreement between Mr. Rudinsky and our general partner, and “Good Reason” is defined as the occurrence of any material diminution, without Mr. Rudinsky’s written consent, in Mr. Rudinsky working conditions consisting of (a) a material reduction in his duties and responsibilities, (b) a material change in his title, or (c) a relocation of his place of work further than forty (40) miles from Waltham, Massachusetts.

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2015 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2015

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	26	433,666	—
Mark A. Romaine	(1)	13	145,840	—
Edward J. Faneuil	(1)	22	589,113	—
Edward J. Faneuil	(2)	n/a	897,750	—
Edward J. Faneuil	(3)	n/a	897,750	—
Daphne H. Foster	(1)	5	33,086	—
Andrew P. Slifka	(1)	9	19,305	—
Andrew P. Slifka	(4)	14	160,585	—
Charles A. Rudinsky (5)	(1)	29	850,172	77,486

(1)Global Partners LP Pension Plan

(2) Global Deferred Compensation Agreement

(3)Alliance Deferred Compensation Agreement

(4) Global Montello Group Corp. Pension Plan

(5)From 1984 through 1988, Mr. Rudinsky was employed by National Petroleum Corporation, Inc. In 1988, a predecessor of ours acquired all of the outstanding capital stock of National Petroleum Corporation, Inc. and Mr. Rudinsky became an employee of said predecessor. In connection with this acquisition, and for purposes of the Global Partners LP Pension Plan, Mr. Rudinsky was credited with four additional years of service for the period from 1984 through 1988.

Global Partners LP Pension Plan

Effective December 31, 2009, the Global Partners LP Pension Plan (the “Global Pension Plan”) was amended to freeze participation in and benefit accruals under the Global Pension Plan. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, and (3) had been employed by our predecessor, our general partner or one of our operating subsidiaries for one year prior to enrollment in the Global Pension Plan were eligible to participate in the Global Pension Plan. An employee is fully vested in benefits under the Global Pension Plan after completing five years of service or upon termination due to death or disability. Certain employees are entitled to a supplemental benefit that vested over five years with 20% vesting on each December 31 beginning in 2010 and lasting through 2014. When an employee retires at age 65 or, if later, upon reaching five years' service, the employee can elect to receive a monthly annuity or an equivalent lump sum payment. An employee's benefit payable at retirement is equal to (1) 23% of the employee's average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay (“Average

Compensation”) plus (2) 19.5% of the employee’s Average Compensation in excess of his monthly “covered compensation” for Social Security purposes, as provided in the Global Pension Plan. However, if an employee has completed less than 30 years of service on his termination at or after reaching age 65, the monthly benefit will be reduced by 1/30th for each year less than 30 years completed by the employee. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

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

GMG Pension Plan

As a result of the Alliance Acquisition, effective as of March 1, 2012, sponsorship of Alliance Energy LLC Pension Plan was transferred to GMG, which is a part of our controlled group, and the name of the plan was changed to the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”). Effective May 15, 2012, the GMG Pension Plan was amended to freeze participation in and benefit accruals. Prior to the freeze, all employees who (1) were 21 years of age or older, (2) were not covered by a collective bargaining agreement providing for union pension benefits, (3) had been employed by GMG or a predecessor employer for one year prior to enrollment in the Pension Plan, (4) were not nonresident aliens, (5) had not become employees as a result of Code Section 410(b)(6)(C) transaction during the current or next preceding year and (6) were not non-exempt gas station/c-store employees hired on or after January 1, 2007 or employees hired after September 30, 2009 were eligible to participate in the GMG Pension Plan. An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. When an employee retires at age 65 with 5 years of service, the employee can elect to receive a monthly annuity or an equivalent lump sum payment. The employee's benefit payable at retirement is equal to (1) 23% of the employee’s average monthly compensation for the five consecutive calendar years during which the employee received the highest amount of pay (“Average Compensation”) plus (2) 19.5% of the employee's Average Compensation in excess of his monthly “covered compensation” for Social Security purposes, as provided in the GMG Pension Plan. When an employee retires at an age other than 65, the employee retirement benefit will be the actuarial equivalent of the benefit he or she would have received if he or she had retired at age 65. An employee who terminates employment after completing at least five years of service will be eligible for an early retirement benefit determined as described in the preceding sentence at any time after attaining age 60.

Benefits under the GMG Pension Plan formula are based upon the employee’s highest consecutive five-year average compensation and are not subject to offset for social security benefits. Compensation for such purposes means compensation including overtime, but excluding bonuses, 50% of commissions, deferred compensation, employee benefits, moving expenses, transportation allowance, salary continuation and non-cash remuneration.

Supplemental Executive Retirement Agreement

For a description of the benefits provided to Mr. Faneuil pursuant to his SERP Agreement, please read “Employment and Related Agreements—Supplemental Executive Retirement Agreement.”

Global and Alliance Deferred Compensation Agreements

For a description of the deferred compensation arrangements provided to Mr. Faneuil pursuant to the Global Deferred Compensation Plan and the Alliance Deferred Compensation Plan, please read “Employment and Related Agreements—Deferred Compensation Agreements” and “Potential Payments upon a Change of Control or Termination.”

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2015, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

		Equity Incentive
		Plan Awards
	Fees Earned	Grant Date Fair	All
	or Paid in	Value of Unit	Other	Total
Name	Cash ($)	Awards ($) (2)	Compensation	($)
Richard Slifka	70,000	—	—	70,000
Eric Slifka (1)	—	—	—	—
Andrew Slifka (1)	—	—	—	—
Kenneth I. Watchmaker	94,500	455,951	—	550,451
Robert J. McCool	87,000	444,797	—	531,797
David McKown	87,000	349,082	40,000	476,082

(1)Messrs. Eric Slifka and Andrew Slifka, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

(2)As of December 31, 2015, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Watchmaker (13,374), Mr. McCool (13,374) and Mr. McKown (13,374).

Employees of our general partner who also serve as directors do not receive additional compensation. In 2015, directors who are not employees of our general partner (1) received: (a) $60,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2015, the chair of the audit committee received an additional $7,500.

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

On December 31, 2015, the second tranche of the June 27, 2013 awards vested and on January 12, 2016, Messrs. Watchmaker, McCool and McKown each received 2,715 common units of Global Partners LP.

On January 15, 2015, in respect of their excellent service during 2014, Messrs. Watchmaker and McCool received outright grants, respectively, of 1,504 and 1,204 common of Global Partners LP, and Mr. McKown received a cash award of $40,000.

On April 20, 2015, Messrs. Watchmaker and McCool each received an award of 3,553 phantom units and on September 18, 2015, Mr. McKown received an award of 3,553 phantom units. These phantom units vested on January 2, 2016. Messrs. Watchmaker and McCool each received these common units on January 12, 2016; Mr. McKown’s award was settled in cash on January 19, 2016.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of February 25, 2016 the beneficial ownership of common units representing limited partner interests in Global Partners LP held by certain beneficial owners of more than five percent (5%) of our common units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP and by all directors and executive officers of our general partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Richard Slifka (2)(3)(4)(5)(6)(7)(9)	5,579,582	16.4%
Estate of Alfred A. Slifka (2)(3)(4)(5)(6)(7)(8)	4,734,095	13.9%
OppenheimerFunds Inc. (10)	3,263,947	9.6%
Montello Oil Corporation (2)	2,348,078	6.9%
Oppenheimer Steelpath MLP Income Fund (10)	1,955,665	5.8%
Global Petroleum Corp. (3)	1,725,463	5.1%
Eric Slifka (11)(12)	1,161,741	3.4%
Larea Holdings LLC (11)	564,984	1.7%
Global GP LLC (5)	481,613	1.4%
Andrew Slifka (9)	496,372	1.5%
Edward J. Faneuil	50,157	*
Charles A. Rudinsky	23,963	*
Mark Romaine	18,115	*
Daphne H. Foster	2,400	*
Robert J. McCool	21,414	*
Kenneth I. Watchmaker	23,064	*
David K. McKown	7,857	*
Larea Holdings II LLC (9)	282,492	*
Chelsea Terminal Limited Partnership (4)	120,356	*
Sandwich Terminal, L.L.C. (6)	8,475	*
All directors and executive officers as a group (10 persons)	7,384,665	21.7%

*Less than 1%

(1)

The address for each person or entity listed other than (i) OppenheimerFunds, Inc. and (ii) Oppenheimer Steelpath MLP Income Fund, is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454‑9161.

(2)	Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.
(3)	Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.
(4)

Richard Slifka and the estate of Alfred A. Slifka share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(5)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Richard Slifka and the estate of Alfred A. Slifka control Global GP LLC, and thus may be deemed to beneficially own the units owned by Global GP LLC.

(6)

Richard Slifka and the estate of Alfred A. Slifka are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(7)

Beneficially owned unit amounts for each of Richard Slifka and the estate of Alfred A. Slifka include the units owned by Montello Oil Corporation, Global Petroleum Corp., Chelsea Terminal Limited Partnership, Global GP LLC and Sandwich Terminal, L.L.C. Beneficially owned unit amounts for Richard Slifka also include the units owned by Larea Holdings II LLC. Beneficially owned unit amounts for the estate of Alfred A. Slifka also include 50,110 units that are held by the estate of Alfred A. Slifka. Richard Slifka and the late Alfred A. Slifka are brothers.

(8)	Alfred A. Slifka passed away on March 9, 2014. His estate is in probate and his beneficially owned interests set forth on the above table have not yet been settled.
(9)

Richard Slifka is the trustee of a voting trust with sole voting and investment power with respect to units owned by Larea Holdings II LLC. Richard Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings II LLC. Richard Slifka’s son, Andrew Slifka, is a one-third owner of Larea Holdings II LLC. Because Andrew Slifka does not share voting and investment power with respect to the units owned by Larea Holdings II LLC, he is not deemed to beneficially own such units.

(10)

According to a Schedule 13G/A filed on February 4, 2016, OppenheimerFunds, Inc. beneficially owned 3,263,947 common units, representing 9.6% of the common units then outstanding and Oppenheimer Steelpath MLP Income Fund beneficially owned 1,955,665 common units, representing 5.75% of the common units then outstanding. The address for OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY10281 and the address for Oppenheimer Steelpath MLP Income Fund is 6803 S. Tucson Way, Centennial, CO 80112-3924.

(11)

Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of the late Alfred A. Slifka.

(12)	Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2015:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	584,942	—	3,680,093
Equity compensation plans not approved by security holders	—	—	—
Total	584,942	—	3,680,093

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 25, 2016, affiliates of our general partner, including directors and executive officers of our general partner, owned 7,434,775 common units representing 21.9% of the limited partner interests in us. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate is in probate and his beneficially owned interests in Global Partners LP and its affiliates have not yet been settled.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of Global Partners LP pursuant to our partnership agreement. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s‑length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 7,434,775 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates, including directors and executive officers of our general partner, would receive an annual distribution of approximately $13.8 million on their common units and $0.4 million on the 0.67% general partner interest.

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

Omnibus Agreement and Business Opportunity Agreement

We are a party to an omnibus agreement with Mr. Richard Slifka and our general partner that addresses the agreement of Mr. Richard Slifka not to compete with us and to cause his affiliates not to compete with us under certain circumstances. The omnibus agreement also addressed certain environmental indemnity obligations of Global Petroleum Corp. and certain of its affiliates, which indemnity obligations have expired. In connection with our acquisition of Alliance, Richard Slifka, Chairman of our general partner, entered into a business opportunity agreement with our general partner containing noncompetition provisions which are broader than those contained in the omnibus agreement in order to encompass our expanded lines of business since 2005.

Noncompetition

Pursuant to the omnibus agreement and the business opportunity agreement, Richard Slifka agreed, and pursuant to his employment agreement with our general partner each of Eric Slifka and Andrew Slifka agreed, for themselves and their respective affiliates, not to engage in, acquire or invest in any of the following businesses: (1) the wholesale and/or retail marketing, sale, distribution and transportation of refined petroleum products, crude oil, renewable fuels (including ethanol and bio‑fuels), natural gas liquids (including ethane, butane, propane and condensates), natural gas, compressed natural gas and liquefied natural gas; (2) the storage of refined petroleum products and/or any of the other products identified in (1) in connection with any of the activities described in (1); (3) the sale of convenience store items and sundries and related food service; and (4) bunkering, unless the Chief Executive Officer and the board of directors approve such activity. Pursuant to the omnibus agreement, Richard Slifka’s noncompetition obligations survive for so long as Richard Slifka, Eric Slifka and/or any of their respective affiliates, individually or as part of a group, control our general partner. Pursuant to each of Eric Slifka’s and Andrew Slifka’s employment agreements with our general partner, their noncompetition obligations survive for one year following the termination of each of their employment.

In addition, Eric Slifka’s and Andrew Slifka’s employment agreements include, and Eric Slifka and Andrew Slifka both agreed to, a confidentiality provision and a nonsolicitation provision, which generally will continue for two years following Eric Slifka’s and Andrew Slifka’s termination of employment.

Shared Services Agreements

We are party to a shared services agreement with Global Petroleum Corp. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide Global Petroleum Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. pays or paid us an amount based upon the cost associated with the provision of such services. In addition, until February 1, 2015 (in connection with our acquisition of our petroleum products storage terminal located in Revere, Massachusetts from Global Petroleum Corp. and others), Global Petroleum Corp. provided us with certain terminal, environmental and operational support services, for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. With respect to the shared services agreement, we paid to Global Petroleum Corp. a total of $8,000, $96,000 and $96,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The agreement with Global Petroleum Corp. was amended and restated on March 11, 2015 to remove the terminal, environmental and operational support services that had been provided to us. Under the amended and restated agreement, we will continue to provide Global Petroleum Corp. with certain tax, accounting, treasury and legal services at an agreed assessment of the cost associated with the provision of such services for an indefinite term, and any party may terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice. As of December 31, 2015, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

We were party to a shared services agreement with AE Holdings until AE Holdings’ voluntary dissolution on July 10, 2015. We believe the terms of the AE Holdings agreement were at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provided AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings paid us an aggregate of $15,000 per year, and either party had the ability to terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice.

Revere Terminal Acquisition from Global Petroleum Corp.

On January 14, 2015, we acquired the Revere terminal from Global Petroleum Corp. for a purchase price of approximately $23.7 million. Global Petroleum Corp. is owned by the Estate of Alfred A. Slifka and Richard Slifka. Pursuant to the purchase agreement entered into by both parties, we assumed all liabilities and obligations of Global Petroleum Corp. related to the terminal and the underlying real property, except for certain liabilities as set forth in the purchase agreement. We released Global Petroleum Corp. from and agreed to indemnify Global Petroleum Corp. from all known and unknown environmental liabilities relating to the terminal and underlying real property, provided that we will be responsible for the first remediation expenses arising from unknown conditions up to $1.5 million, in the aggregate, and then Global Petroleum Corp. will reimburse us for any remediation expenses in excess of $1.5 million up to $2.3 million, provided further that (i) Global Petroleum Corp. will have no obligation to reimburse us for expenses in excess of $750,000 in the aggregate, and (ii) Global Petroleum Corp.’s reimbursement obligations will survive for a period of three years following the closing of the acquisition. Any and all remediation expenses in excess of $2.3 million or incurred after the expiration of the three‑year survival period will be our responsibility.

In the event that we sell, within eight years of the closing of the acquisition, all or substantially all of the real property underlying the Revere terminal to a third party not affiliated with Global Petroleum Corp. or us and such third party does not intend to use the real property for petroleum‑related purposes, then we will pay Global Petroleum Corp. an amount equal to fifty percent of the net proceeds (as defined in the purchase agreement) received by us in connection with such sale.

Global Petroleum Corp. continued to provide terminalling services to us, and we continued to pay all amounts owed to Global Petroleum Corp., pursuant to the terms of the existing terminal storage rental and throughput agreement between Global Petroleum Corp. and us, until February 1, 2015

Throughput Agreement with Global Petroleum Corp.

We had an exclusive terminal storage rental and throughput agreement with Global Petroleum Corp. with respect to the Revere terminal in Revere, Massachusetts. The terminal storage rental and throughput agreement terminated on February 1, 2015 in connection with our acquisition of the Revere terminal from Global Petroleum Corp. We believe the terms of this agreement were at least as favorable as could have been obtained from unaffiliated third parties. We retained the title to all our products stored at this terminal. We paid a monthly fee to Global Petroleum Corp., which was adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $0, $9.2 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Relationship of Management with Global Petroleum Corp. and AE Holdings Corp.

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

AE Holdings was 100% owned by members of the Slifka family until it was voluntarily dissolved effective July 10, 2015. Under a shared services agreement, Messrs. Eric Slifka, Faneuil and Rudinsky spent a portion of their time in 2015 providing services to AE Holdings until it was voluntarily dissolved. Please read “—Shared Services Agreements.”

Policies Relating to Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates, on the one hand, and us and our unaffiliated limited partners, on the other hand. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its owners. At the same time, our general partner has a fiduciary duty to manage us in a manner beneficial to our unitholders and us. Our partnership agreement modifies and limits our general partner’s fiduciary duties to unitholders. Our partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Revised Uniform Limited Partnership Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership.

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

Director Independence

Please read Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2015 and 2014 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit‑related, tax and all other fees categories below were approved by the audit committee.

Pre‑approved fees to Ernst & Young LLP for the fiscal year ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Audit Fees (1)	$4,182	$4,245
Audit—Related Fees	883	597
Tax Fees (2)	2,066	1,175
Total	$7,131	$6,017

(1)

Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2015 and 2014.  Fees for 2015 included an audit performed as part of our public offering and fees associated with our 2015 acquisitions. Fees for 2014 included an audit performed as part of our public offering.

(2)	Tax fees included tax planning and tax return preparation.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included with the filing of this report:
1.	Financial statements

See “Index to Financial Statements” on page F‑1.

2.	Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

Exhibits required to be filed by Item 601 of Registration S-K are set forth in the Exhibit Index accompanying this Annual Report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: February 29, 2016		By:	/s/ Eric Slifka

Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer and Director
Eric Slifka	(Principal Executive Officer)

/s/ Daphne H. Foster	Chief Financial Officer
Daphne H. Foster	(Principal Financial Officer)

/s/ Charles A. Rudinsky	Executive Vice President and Chief Accounting Officer
Charles A. Rudinsky	(Principal Accounting Officer)

/s/ Andrew Slifka	Executive Vice President,
Andrew Slifka	President, Alliance Gasoline Division and Director

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ David K. McKown	Director
David K. McKown

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Kenneth I. Watchmaker	Director
Kenneth I. Watchmaker

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC

and Unitholders of Global Partners LP

We have audited the accompanying consolidated balance sheets of Global Partners LP (“the Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 29, 2016

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,116	$5,238
Accounts receivable, net (less allowance of $5,942 and $4,818 as of December 31, 2015 and 2014, respectively)	311,354	457,730
Accounts receivable—affiliates	2,578	3,903
Inventories	388,952	336,813
Brokerage margin deposits	31,327	17,198
Derivative assets	66,099	83,826
Prepaid expenses and other current assets	65,609	54,315
Total current assets	867,035	959,023
Property and equipment, net	1,242,683	825,051
Intangible assets, net	75,694	48,902
Goodwill	435,369	154,078
Other assets	42,894	43,763
Total assets	$2,663,675	$2,030,817
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$303,781	$456,619
Working capital revolving credit facility—current portion	98,100	—
Line of credit	—	700
Environmental liabilities—current portion	5,350	3,101
Trustee taxes payable	95,264	105,744
Accrued expenses and other current liabilities	60,328	82,820
Derivative liabilities	31,911	58,507
Total current liabilities	594,734	707,491
Working capital revolving credit facility—less current portion	150,000	100,000
Revolving credit facility	269,000	133,800
Senior notes	656,564	360,096
Environmental liabilities—less current portion	67,883	34,462
Financing obligation	89,790	—
Deferred tax liabilities	84,836	12,958
Other long-term liabilities	56,884	45,854
Total liabilities	1,969,691	1,394,661
Commitments and contingencies (see Note 13)	—	—
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,506,844 outstanding at December 31, 2015 and 30,995,563 units issued and 30,604,961 outstanding at December 31, 2014)	657,071	599,406
General partner interest (0.67% and 0.74% interest with 230,303 equivalent units outstanding at December 31, 2015 and 2014, respectively)	(1,188)	788
Accumulated other comprehensive loss	(8,094)	(13,252)
Total Global Partners LP equity	647,789	586,942
Noncontrolling interest	46,195	49,214
Total partners’ equity	693,984	636,156
Total liabilities and partners’ equity	$2,663,675	$2,030,817

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Sales	$10,314,852	$17,269,954	$19,589,608
Cost of sales	9,717,183	16,725,167	19,185,052
Gross profit	597,669	544,787	404,556
Costs and operating expenses:
Selling, general and administrative expenses	177,043	153,961	115,491
Operating expenses	290,307	204,070	185,713
Amortization expense	13,499	18,867	19,216
Loss (gain) on sale and disposition of assets	2,097	2,182	(1,273)
Total costs and operating expenses	482,946	379,080	319,147
Operating income	114,723	165,707	85,409
Interest expense	(73,332)	(47,764)	(43,537)
Income before income tax benefit (expense)	41,391	117,943	41,872
Income tax benefit (expense)	1,873	(963)	(819)
Net income	43,264	116,980	41,053
Net loss (income) attributable to noncontrolling interest	299	(2,271)	1,562
Net income attributable to Global Partners LP	43,563	114,709	42,615
Less: General partner’s interest in net income, including incentive distribution rights	7,667	5,981	3,521
Limited partners’ interest in net income	$35,896	$108,728	$39,094
Basic net income per limited partner unit	$1.12	$3.97	$1.43
Diluted net income per limited partner unit	$1.11	$3.95	$1.42
Basic weighted average limited partner units outstanding	32,178	27,420	27,329
Diluted weighted average limited partner units outstanding	32,323	27,502	27,560
Distributions per limited partner unit	$2.74	$2.53	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$43,264	$116,980	$41,053
Other comprehensive income (loss):
Change in fair value of cash flow hedges	4,047	3,151	3,930
Change in pension liability	1,111	(5,093)	4,430
Total other comprehensive income (loss)	5,158	(1,942)	8,360
Comprehensive income	48,422	115,038	49,413
Comprehensive loss (income) attributable to noncontrolling interest	299	(2,271)	1,562
Comprehensive income attributable to Global Partners LP	$48,721	$112,767	$50,975

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$43,264	$116,980	$41,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,851	86,364	77,134
Amortization of deferred financing fees	5,899	5,627	6,897
Amortization of leasehold interests	794	—	—
Amortization of senior notes discount	1,089	559	368
Bad debt expense	1,172	1,700	4,145
Unit—based compensation expense	4,208	3,485	1,806
Write—off of financing fees	—	1,626	—
Loss (gain) on sale and disposition of assets	2,097	2,182	(1,273)
Deferred income taxes	(3,624)	(11)	336
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	154,716	226,962	8,524
Accounts receivable—affiliate	1,325	(2,499)	(97)
Inventories	(32,648)	235,993	61,992
Broker margin deposits	(14,129)	4,594	32,934
Prepaid expenses, all other current assets and other assets	12,526	(49,020)	11,226
Accounts payable	(172,318)	(324,500)	18,667
Trustee taxes payable	(15,648)	25,528	(11,278)
Change in derivatives	(8,869)	(17,509)	5,778
Accrued expenses, all other current liabilities and other long—term liabilities	(33,199)	26,841	(3,065)
Net cash provided by operating activities	62,506	344,902	255,147
Cash flows from investing activities
Acquisitions	(561,170)	—	(185,262)
Capital expenditures	(92,925)	(95,114)	(67,132)
Proceeds from sale of property and equipment	4,331	4,021	9,187
Net cash used in investing activities	(649,764)	(91,093)	(243,207)
Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	137,844	—
Borrowings from (payments on) working capital revolving credit facility	148,100	(227,000)	(97,500)
Borrowings from (payments on) revolving credit facility	135,200	(300,900)	12,700
Proceeds from senior notes, net of discount	295,338	258,903	147,900
Repayment of senior notes	—	(40,244)	—
Proceeds from issuance of term loan	—	—	115,000
Repayment of term loan	—	—	(115,000)
(Payments on) borrowings from line of credit	(700)	(3,000)	3,700
Repurchase of common units	(3,892)	(8,632)	(4,590)
Repurchased units withheld for tax obligations	—	—	(2,086)
Noncontrolling interest capital contribution	2,560	8,200	1,425
Distribution to noncontrolling interest	(5,280)	(9,200)	(2,920)
Distributions to partners	(97,495)	(73,759)	(67,329)
Net cash provided by (used in) financing activities	583,136	(257,788)	(8,700)
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(4,122)	(3,979)	3,240
Cash and cash equivalents at beginning of year	5,238	9,217	5,977
Cash and cash equivalents at end of year	$1,116	$5,238	$9,217
Supplemental information
Cash paid during the period for interest	$59,764	$31,554	$34,179
Cash paid during the period for income taxes	$2,772	$757	$273
Non-cash exchange of 6.25% senior notes due 2022	$—	$110,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2012	$456,538	$(407)	$(19,670)	$—	$436,461
Net income (loss)	39,094	3,521	—	(1,562)	41,053
Acquisition of noncontrolling interest, at fair value	—	—	—	51,000	51,000
Noncontrolling interest capital contribution	—	—	—	1,425	1,425
Distribution to noncontrolling interest	—	—	—	(2,920)	(2,920)
Other comprehensive income	—	—	8,360	—	8,360
Unit-based compensation	1,806	—	—	—	1,806
Distributions to partners	(64,190)	(3,352)	—	—	(67,542)
Repurchase of common units	(4,590)	—	—	—	(4,590)
Dividends on repurchased units	213	—	—	—	213
Repurchased units withheld for tax obligation	(2,086)	—	—	—	(2,086)
Balance at December 31, 2013	426,785	(238)	(11,310)	47,943	463,180
Issuance of common units	137,844	—	—	—	137,844
Net income	108,728	5,981	—	2,271	116,980
Noncontrolling interest capital contribution	—	—	—	8,200	8,200
Distribution to noncontrolling interest	—	—	—	(9,200)	(9,200)
Other comprehensive loss	—	—	(1,942)	—	(1,942)
Unit-based compensation	3,485	—	—	—	3,485
Distributions to partners	(69,333)	(4,955)	—	—	(74,288)
Repurchase of common units	(8,632)	—	—	—	(8,632)
Dividends on repurchased units	529	—	—	—	529
Balance at December 31, 2014	599,406	788	(13,252)	49,214	636,156
Issuance of common units	109,305	—	—	—	109,305
Net income (loss)	35,896	7,667	—	(299)	43,264
Noncontrolling interest capital contribution	—	—	—	2,560	2,560
Distribution to noncontrolling interest	—	—	—	(5,280)	(5,280)
Other comprehensive loss	—	—	5,158	—	5,158
Unit-based compensation	4,208	—	—	—	4,208
Distributions to partners	(88,944)	(9,643)	—	—	(98,587)
Repurchase of common units	(3,892)	—	—	—	(3,892)
Dividends on repurchased units	1,092	—	—	—	1,092
Balance at December 31, 2015	$657,071	$(1,188)	$(8,094)	$46,195	$693,984

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. The Partnership also receives revenue from convenience store sales and gasoline station rental income. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts. The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. As of December 31, 2015, the Partnership had a portfolio of 1,509 owned, leased and/or supplied gasoline stations, including 281 directly operated convenience stores, in the Northeast, Maryland and Virginia.

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation. On January 14, 2015, the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities. On June 1, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”). See Note 3.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees and certain union personnel who are employed by GMG.

The General Partner, which holds a 0.67% general partner interest in the Partnership (reduced from 0.74% following the Partnership’s public offering of common units discussed in Note 15), is owned by affiliates of the Slifka family. As of December 31, 2015, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,434,775 common units, representing a 21.9% limited partner interest.

Ownership by affiliates of the General Partner decreased by approximately 4,305,522 common units (from 37.9% at December 31, 2014 to 21.9% at December 31, 2015), primarily as a result of the liquidation of AE Holdings Corp. (“AE Holdings”) in March 2015 and a subsequent intrafamily sale by the Estate of Alfred A. Slifka to a Slifka family member. Immediately prior to such liquidation, the directors and executive officers of the General Partner were deemed to beneficially own all 5,850,000 common units that were then owned by AE Holdings. Upon the liquidation of AE Holdings, the 5,850,000 common units were distributed to the stockholders of AE Holdings. An aggregate 1,956,234 common units were sold by certain of the stockholders of AE Holdings in a public offering in March 2015. As of December 31, 2015, approximately 2,306,960 common units of the 5,850,000 common units were held by certain of the directors and executive officers of the General Partner, and the remaining 1,586,806 common units were held by unaffiliated members of the Slifka family.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

On January 7, 2015, the Partnership acquired 100% of the equity interests in Warren, on January 14, 2015, the Partnership acquired the Revere Terminal and on June 1, 2015, the Partnership acquired Capitol. The financial results of Warren and the Revere Terminal for the year ended December 31, 2015 and of Capitol for the seven months ended December 31, 2015 are included in the accompanying statement of operations for the year ended December 31, 2015.

On February 1, 2013, the Partnership acquired a 60% membership interest in Basin Transload, LLC (“Basin Transload”) and on February 15, 2013, the Partnership acquired 100% of the membership interests in Cascade Kelly Holdings LLC (“Cascade Kelly”). The financial results of Basin Transload for the eleven months ended December 31, 2013 and of Cascade Kelly for the ten and one‑half months ended December 31, 2013 are included in the accompanying statement of operations for the year ended December 31, 2013.

See Note 3, “Business Combinations,” for additional information on the Partnership’s acquisitions. The accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The Partnership acquired a 60% interest in Basin Transload on February 1, 2013. After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statements of operations of Basin Transload based on an evaluation of the outstanding voting interests. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheets and statements of operations.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) Level 3

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuations for crude oil and propane forward purchase and sales contracts, and (vi) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment and environmental and asset retirement obligations provisions and cost of sales accrual. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents, including broker margin accounts, approximates fair value.

Accounts Receivable

The Partnership’s accounts receivable primarily results from sales of refined petroleum products, renewable fuels, crude oil, natural gas and propane to its customers. The majority of the Partnership’s accounts receivable relates to its petroleum marketing and crude oil activities that can generally be described as high volume and low margin activities. The Partnership makes a determination of the amount, if any, of a line of credit it may extend to a customer based on the form and amount of financial performance assurances the Partnership requires. Such financial assurances are commonly provided to the Partnership in the form of standby letters of credit, personal guarantees or corporate guarantees.

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2015 and 2014, substantially all of the Partnership’s accounts receivable classified as current assets were within payment terms.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following at December 31 (in thousands):

	2015	2014
Distillates: home heating oil, diesel and kerosene	$156,411	$163,679
Gasoline	62,467	82,080
Gasoline blendstocks	32,542	33,760
Crude oil	102,253	20,769
Residual oil	12,895	20,602
Propane and other	1,469	5,123
Renewable identification numbers (RINs)	803	2,057
Convenience store inventory	20,112	8,743
Total	$388,952	$336,813

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third‑party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $3.4 million and $3.9 million at December 31, 2015 and 2014, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $12.1 million and $16.5 million at December 31, 2015 and 2014, respectively. Exchange transactions are valued using current carrying costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized. Depreciation related to the Partnership’s terminal assets and gasoline stations is charged to cost of sales and all other depreciation is charged to selling, general and administrative expenses. Depreciation is charged over the estimated useful lives of the applicable assets using straight‑line methods, and accelerated methods are used for income tax purposes. When applicable, the Partnership capitalizes interest on qualified long‑term projects and depreciates it over the life of the related asset.

The estimated useful lives are as follows:

Gasoline station buildings, improvements and storage tanks	15-25	years
Buildings, docks, terminal facilities and improvements	5-25	years
Gasoline station equipment	7	years
Fixtures, equipment and capitalized internal use software	3-7	years

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

Impairment Long‑Lived Assets

The Partnership’s long‑lived assets include property and equipment and intangible assets. Accounting and reporting guidance for long‑lived assets requires that a long‑lived asset (group) be reviewed for impairment only when

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates for impairment whenever indicators of impairment are identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long‑lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long‑lived assets will be reduced to their fair value.

No material impairment charges were required in 2015, 2014 and 2013. However, at December 31, 2015, the Partnership had a $39.4 million remaining net book value of long‑lived assets used at its crude oil transloading terminals in North Dakota. The long‑term recoverability of these assets might be adversely impacted by any prolonged decline in crude oil commodity prices or crude oil differentials. Over the long‑term, if these market conditions remain, this may become an indicator of the potential impairment of these North Dakota assets in the future. The Partnership will monitor the pricing environment and the related impact this may have on the North Dakota operating and cash flows and whether this would constitute an impairment indicator.

The Partnership evaluates its assets for impairment on a quarterly basis.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. At December 31, 2015, goodwill recorded in the accompanying consolidated balance sheet aggregated $435.4 million, of which $121.7 million relates to the Wholesale segment and $313.7 million relates to the GDSO segment.

Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. The impairment test first includes a qualitative assessment in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value. Factors considered in the qualitative analysis include changes in the business and industry, as well as macro-economic conditions, that would influence the fair value of the reporting unit as well as changes in the carrying values of the reporting unit. If necessary, the Partnership will then complete a two-step quantitative assessment. In the quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired to its implied fair value with a charge to operations. The Partnership calculates the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

Key assumptions included in the development of the discounted cash flow value for each reporting unit include:

Future commodity volumes and margins.  The discounted cash flows are based on a five-year forecast with an estimate of terminal value. In general, the reporting units’ fair values are most sensitive to volume and gross margin assumptions. In particular, the Wholesale segment’s cash flows are impacted by the crude oil market, given the Partnership’s 2013 investment in transloading terminals in North Dakota and Oregon. The significant decline in the price of crude oil and tight crude oil differentials negatively impacted the Partnership’s fiscal 2015 results. The Partnership expects low crude oil prices and tight differentials to continue for a period of time, which will negatively impact the Partnership’s 2016 performance with recovery expected in 2017. As a result of these market conditions, there is increased uncertainty and sensitivity relating to the Partnership’s future cash flow projections within its crude oil business on which the Wholesale reporting unit’s goodwill impairment analysis relies. If market conditions, and therefore the Partnership’s performance, are worse than its projections, the Partnership may record impairment charges in the future. Actual results may not be consistent with these

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgments, assumptions and estimates, and goodwill impairment charges may be required in future periods. This could have an adverse impact on the Partnership’s financial position and results of operations.

Discount rate commensurate with the risks involved.  The Partnership applies a discount rate to its expected cash flows based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. A higher discount rate decreases the net present value of cash flows.

Future capital requirements.  The Partnership’s estimates of future capital requirements are based upon a combination of authorized spending and internal forecasts.

On October 1, 2015, the Partnership completed its quantitative assessments for both the Wholesale and GDSO reporting units, and no impairment indicator was identified for either reporting unit. The declining crude oil prices, changes in certain market conditions, and decline in the Partnership’s common unit price, collectively caused the Partnership to reassess its goodwill for impairment as of December 31, 2015 for the Wholesale reporting unit. Based on the results of this assessment, the Partnership concluded that step-two of the quantitative assessment was not necessary and no impairment was required.

The fair values of the Partnership’s reporting units are based on underlying assumptions that represent the Partnership’s best estimates. Many of the factors used in assessing fair value are outside of the control of management. A further sustained decline in commodity prices may cause the Partnership to reassess its long-lived assets and goodwill for impairment, and could result in future non-cash impairment charges as a result of such impairment assessments. If the Partnership is required to perform step-two in the future for the Wholesale reporting unit, up to $121.7 million of goodwill assigned to this reporting unit could be written off in the period of such impairment assessment.

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

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 9 and 20.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long‑lived assets that result from the acquisition, construction, development or operation of long‑lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $7.8 million and $3.8 million in total asset retirement obligations at December 31, 2015 and 2014, respectively, which are included in other long‑term liabilities in the accompanying balance sheets. Approximately $1.8 million and $0.9 million of these obligations at December 31, 2015 were assumed in the 2015 acquisitions of Warren and Capitol, respectively.

Leases

The Partnership had a throughput agreement with GPC with respect to its terminal in Revere, Massachusetts. This agreement was accounted for as an operating lease in 2014 and 2013. On January 14, 2015, the Partnership acquired the Revere terminal from GPC (see Note 3). The Partnership also has lease agreements with the Port of St. Helens for land and for access rights to a rail spur and dock located at its Oregon facility. The Partnership also has terminal and throughput lease arrangements with various unrelated oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, the Partnership leases certain gasoline stations from third parties under long‑term arrangements with various expiration dates. The Partnership’s has  a long‑term lease agreement with Getty Realty which enables the Partnership to supply and operate certain Getty Realty gasoline station sites.

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The Partnership also leases railcars and barges through various lease arrangements with various expiration dates. The Partnership has rental income from gasoline stations and cobranding arrangements and lease income from space leased to several unrelated third parties at several of our terminals. Additionally, the Partnership has capital leases for other computer equipment and leasehold improvements.

Accounting and reporting guidance for leases requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. The lease term used for lease evaluation includes option periods only in instances in which the exercise of the option period can be reasonably assured and failure to exercise such options would result in an economic penalty. Lease rental expense and income is recognized on a straight‑line basis over the term of the lease.

Revenue Recognition

Sales relate primarily to the sale of refined petroleum products, renewable fuels, crude oil, natural gas and propane and are recognized along with the related receivable upon delivery, net of applicable provisions for discounts and allowances. The Partnership may also provide for shipping costs at the time of sale, which are included in cost of sales. In addition, the Partnership generates revenue from its logistics activities when it engages in the storage, transloading and shipment of products owned by others. Revenue for logistics services is recognized as services are provided. The amounts recorded for bad debts are generally based upon a specific analysis of aged accounts while also factoring in any new business conditions that might impact the historical analysis, such as market conditions and bankruptcies of particular customers. Bad debt provisions are included in selling, general and administrative expenses. The Partnership also recognizes convenience store sales of gasoline, grocery and other merchandise and commissions on

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lottery at the time of the sale to the customer. Gasoline station rental income is recognized on a straight‑ line basis over the term of the lease.

Product revenue is not recognized on exchange agreements, which are entered into primarily to acquire various refined petroleum products, renewable fuels and crude oil of a desired quality or to reduce transportation costs by taking delivery of products closer to the Partnership’s end markets. The Partnership recognizes net exchange differentials due from exchange partners in sales upon delivery of product to an exchange partner.

The Partnership collects trustee taxes, which consist of various pass through taxes collected on behalf of taxing authorities, and remits such taxes directly to those taxing authorities. As such, it is the Partnership’s policy to exclude trustee taxes from revenues and cost of sales and account for them as current liabilities.

Income Taxes

Section 7704 of the Internal Revenue Code provides that publicly‑traded partnerships are, as a general rule, taxed as corporations. However, an exception, referred to as the “Qualifying Income Exception,” exists under Section 7704(c) with respect to publicly‑traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income.” Qualifying income includes income and gains derived from the transportation, storage and marketing of refined petroleum products, crude oil and ethanol to resellers and refiners. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income.

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG. The after‑tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 5.

On July 1, 2015 the Partnership commenced business in Canada through its wholly owned Canadian subsidiary, Global Partners Energy Canada, ULC (“GPEC”). GPEC predominantly consists of sourcing crude oil and other petroleum based products for sale to the Partnership and customers in Canada. GPEC is a taxable entity for Canadian

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate income and branch taxes. In its first year of operations, GPEC realized a pre-tax loss generating a net operating loss that might be used to offset future taxable income when GPEC operates at a profit. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” recognition criteria in accordance with the accounting guidance regarding income taxes. Based upon projections of future taxable income, limited capital assets and market conditions, the Partnership has provided a full valuation allowance against the GPEC deferred tax asset. See Note 5.

Foreign Currency Transactions

Gains/(losses) realized from transactions denominated in foreign currencies are included in cost of sales in the consolidated statements of operations and totaled ($714,000),  ($25,000) and $162,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash in investment‑grade securities. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 4 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, renewable fuels, crude oil, natural gas and propane are primarily located in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are located in the Northeast, Maryland and Virginia.

Due to the nature of the Partnership’s business and its reliance, in part, on consumer travel and spending patterns, the Partnership may experience more demand for gasoline during the late spring and summer months than during the fall and winter. Travel and recreational activities are typically higher in these months in the geographic areas in which the Partnership operates, increasing the demand for gasoline that the Partnership distributes. Therefore, the Partnership’s volumes in gasoline are typically higher in the second and third quarters of the calendar year. As demand for some of the Partnership’s refined petroleum products, specifically home heating oil and residual oil for space heating purposes, is generally greater during the winter months, heating oil and residual oil volumes are generally higher during the first and fourth quarters of the calendar year. These factors may result in fluctuations in the Partnership’s quarterly operating results.

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2015	2014	2013
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	59%	60%	58%
Crude oil sales and crude oil logistics revenue	12%	14%	18%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	25%	25%	23%
Convenience store sales, rental income and sundry sales	4%	1%	1%
Total	100%	100%	100%

The Partnership is dependent on a number of suppliers of fuel‑related products, both domestically and internationally. The Partnership is dependent on the suppliers being able to source product on a timely basis and at

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Partnership, at least in the near term. The Partnership believes that its relationships with its suppliers are satisfactory and that the loss of any principal supplier could be replaced by new or existing suppliers.

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

Derivatives Accounted for as Hedges – The Partnership utilizes fair value hedges and cash flow hedges to hedge commodity price risk and interest rate risk.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Accounted for as Hedges – The Partnership utilizes petroleum and ethanol commodity contracts, natural gas commodity contracts and foreign currency derivatives to hedge price and currency risk in certain commodity inventories and physical forward contracts.

Petroleum and Ethanol Commodity Contracts

The Partnership uses exchange-traded derivative contracts to hedge price risk in certain commodity inventories which do not qualify for fair value hedge accounting or are not designated by the Partnership as fair value hedges. Additionally, the Partnership uses exchange-traded derivative contracts, and occasionally financial forward and OTC swap agreements, to hedge commodity price exposure associated with its physical forward contracts which are not designated by the Partnership as cash flow hedges. These physical forward contracts, to the extent they meet the definition of a derivative, are considered OTC physical forwards and are reflected as derivative assets or derivative liabilities in the consolidated balance sheet. The related exchange-traded derivative contracts (and financial forward and OTC swaps, if applicable) are also reflected as brokerage margin deposits (and derivative assets or derivative liabilities, if applicable) in the consolidated balance sheet, thereby creating an economic hedge. Changes in fair value of these derivative instruments are recognized in the consolidated statement of operations through cost of sales. These exchange-traded derivatives are settled on a daily basis by the Partnership through brokerage margin accounts.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Please See Note 4 “Derivative Financial Instruments,” for additional information.

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

Level 2—Quoted prices in active markets are not available; however, pricing inputs are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Level 2 primarily consists of non-exchange-traded derivatives such as OTC derivatives.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 includes certain OTC forward derivative instruments related to crude oil and propane.

Please see Note 18, “Fair Value Measurements,” for additional information.

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2015 and 2014 excluded  403,922 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12). These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2015
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (1)	$43,563	$35,896	$7,667	$—
Declared distribution	$92,059	$84,055	$582	$7,422
Assumed allocation of undistributed net income	(48,496)	(48,159)	(337)	—
Assumed allocation of net income	$43,563	$35,896	$245	$7,422

Denominator:
Basic weighted average limited partner units outstanding		32,178
Dilutive effect of phantom units		145
Diluted weighted average limited partner units outstanding		32,323
Basic net income per limited partner unit		$1.12
Diluted net income per limited partner unit		$1.11

	Year Ended December 31, 2014
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (2)	$114,709	$108,728	$5,981	$—
Declared distribution	$78,771	$73,143	$593	$5,035
Assumed allocation of undistributed net income	35,938	35,585	353	—
Assumed allocation of net income	$114,709	$108,728	$946	$5,035
Denominator:
Basic weighted average limited partner units outstanding		27,420
Dilutive effect of phantom units		82
Diluted weighted average limited partner units outstanding		27,502
Basic net income per limited partner unit		$3.97
Diluted net income per limited partner unit		$3.95

(1)

As a result of the June 2015 issuance of 3,000,000 common units (see Note 15), the general partner interest was reduced to 0.67% from 0.74% and was, based on a weighted average, approximately 0.70% for the year ended December 31, 2015.

(2)

As a result of the December 2014 issuance of 3,565,000 common units (see Note 15), the general partner interest was reduced to 0.74% from 0.83%. The issuance of these common units did not have a material impact on the Partnership’s basic or diluted net income per limited partner unit for the year ended December 31, 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP	$42,615	$39,094	$3,521	$—
Declared distribution	$69,070	$65,356	$547	$3,167
Assumed allocation of undistributed net income	(26,455)	(26,262)	(193)	—
Assumed allocation of net income	$42,615	$39,094	$354	$3,167
Denominator:
Basic weighted average limited partner units outstanding		27,329
Dilutive effect of phantom units		231
Diluted weighted average limited partner units outstanding		27,560
Basic net income per limited partner unit		$1.43
Diluted net income per limited partner unit		$1.42

The board of directors of the General Partner declared the following quarterly cash distributions for the four quarters ended December 31, 2015:

	Per Unit Cash		Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared		Quarterly Period Ended
April 22, 2015	$0.6800	(1)	March 31, 2015
July 22, 2015	$0.6925	(1)	June 30, 2015
October 21, 2015	$0.6975	(1)	September 30, 2015
January 28, 2016	$0.4625		December 31, 2015

(1)

This declared cash distribution resulted in an incentive distribution to the General Partner, as the holder of the IDRs, and enable the Partnership to exceed its third target level distribution with respect to such IDRs.

See Note 14, “Partners’ Equity, Allocations and Cash Distributions” for further information.

Accounting Standards or Updates Recently Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” This standard simplifies the presentation of deferred income taxes and provides presentation requirements to classify deferred tax assets and liabilities as non-current in a classified statement of financial position. The standard is effective for fiscal years beginning after December 5, 2016, including interim periods within those fiscal years. The Partnership early adopted this standard as of December 31, 2015 and applied the guidance retrospectively. As a result, as of December 31, 2014, current deferred taxes included in prepaid expenses and other current assets decreased by $1.1 million and long-term deferred income taxes increased by $1.1 million. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements. See Note 5.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Partnership adopted this standard as of December 31, 2015 and, as a result, reclassed unamortized debt issuance costs of approximately $6.9 million from other assets and $1.1 million from prepaid expenses and other current assets, a total of $8.0 million, to a reduction of senior notes in the accompanying balance

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet as of December 31, 2014. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements. See Note 8.

Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This standard is effective beginning in the first quarter of 2019. Early adoption of this standard is permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities”.  This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This standard also requires the change in fair value of many equity investments to be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts. The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date. Alternatively, an acquirer may present those amounts separately on the face of the income statement. This new standard is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of the standard to fiscal periods beginning after December 15, 2017. The Partnership is evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. Business Combinations

2015 Acquisitions

Warren Equities, Inc.—On January 7, 2015, the Partnership acquired, through GMG, 100% of the equity interests in Warren, one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation. The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commission agent locations and fuel supply rights for approximately 330 dealers. The acquired properties are located in the Northeast, Maryland and Virginia. The purchase price, inclusive of post-closing adjustments, was approximately $381.8 million, including working capital. The acquisition was funded with borrowings under the Partnership’s credit facility and with proceeds from its December 2014 public offering of 3,565,000 common units.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations. The Partnership’s financial statements include the results of operations of Warren subsequent to the acquisition date.

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Accounts receivable	$9,511
Inventory	19,144
Prepaid expenses and other current assets	11,038
Property and equipment	255,148
Intangibles	38,360
Other non-current assets	16,595
Total identifiable assets purchased	349,796
Liabilities assumed:
Accounts payable	(23,067)
Environmental liabilities	(36,467)
Taxes payable	(5,168)
Accrued expenses	(4,462)
Long-term deferred taxes	(75,501)
Other non-current liabilities	(9,739)
Total liabilities assumed	(154,404)
Net identifiable assets acquired	195,392
Goodwill	186,437
Net assets acquired	$381,829

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

The liability for environmental matters has been estimated by the Partnership with the assistance from third-party environmental engineers (see Note 9). Based on an analysis, the estimated provision for environmental matters related to Warren is $36.5 million.

The long-term deferred tax liabilities of $75.5 million is primarily related to temporary differences associated

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the fair value allocations of property and equipment and intangible assets, which are not deductible for tax purposes, net of acquired environmental liabilities and other deductible accrued liabilities.

The Partnership engaged a third-party valuation firm to assist in the valuation of Warren’s property and equipment, intangible assets consisting of supply contracts and favorable leasehold interests, and unfavorable leasehold interests. The Partnership’s third-party valuation firm considered the income, market, and cost approaches in estimating the fair value of the property and equipment, supply contracts and leasehold interests. The income, market, and cost approaches were used to value the property and equipment based on the underlying asset class components of the property and equipment. The excess earnings method under the income approach was used to value the supply contracts. The income approach was used to value the favorable and unfavorable leasehold interests.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from the Partnership’s third‑party valuation firm. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the Gasoline Distribution and Station Operations (“GDSO”) reporting unit. The goodwill recognized is attributable primarily to expected synergies and growth opportunities for the Partnership. For federal income tax purposes, the acquisition of Warren was deemed to be a stock purchase and, therefore, any recorded goodwill is not expected to be tax deductible. In accordance with the stock purchase agreement between the Partnership and Warren, the Partnership is ultimately not responsible for federal income tax obligations for the interim period, June 1, 2014 to January 6, 2015 (Warren’s fiscal year end was May 31). Any tax obligations will be funded by the selling shareholders. Any tax refund will be remitted to the selling shareholders. Included in accounts receivable and accounts payable at December 31, 2015 is an estimated refund of $8.3 million to be paid to the selling shareholder of Warren. In addition, reflected in accounts payable is a $1.8 million payable representing planned utilization of net operating losses, the benefit of which was an assumed liability of the Partnership.

The fair values of the remaining Warren assets and liabilities noted above approximate their carrying values at January 7, 2015.

As part of the purchase price allocation, identifiable intangible assets include $37.6 million of supply contracts and $0.8 million of favorable leasehold interests that are being amortized over seven to ten years and five years, respectively. The weighted average life over which these acquired intangibles are being amortized is approximately ten and five years, respectively. The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition. The Partnership determines the renewal assumptions used based on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions. The supply contracts had a weighted average term of approximately five years prior to their next renewal. Amortization expense related to the supply contracts amounted to $3.9 million for the year ended December 31, 2015.

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2016	$3,899
2017	3,899
2018	3,899
2019	3,899
2020	3,899
Thereafter	13,931
Total	$33,426

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization related to the favorable leasehold interests was immaterial for the year ended December 31, 2015. The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the four succeeding years is as follows (in thousands):

2016	$152
2017	152
2018	152
2019	152
Total	$608

In connection with the acquisition of Warren, the Partnership incurred acquisition costs of $5.4 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015. This charge, which was principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation. The $2.3 million restructuring charge was paid during the year ended December 31, 2015.

The acquisition of Warren complements the Partnership’s existing retail presence in the Northeast and expands its footprint into the adjacent Mid-Atlantic region. The Warren operations have been integrated into the Partnership’s GDSO reporting segment.

Revere Terminal—On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies, the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of the Partnership, and related entities for a purchase price of $23.7 million. The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property during the next eight years. The contingent consideration was estimated to be $0 as of the acquisition date and as of December 31, 2015 as the Partnership concluded that the treatment of the contingent consideration as a non-fair value measure is appropriate and that, as of December 31, 2015, the sale of the terminal for non-petroleum use within the next eight years is not probable. The Partnership financed the transaction with borrowings under its revolving credit facility. In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC was terminated.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations. As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Property and equipment	$28,481
Total identifiable assets purchased	28,481
Liabilities assumed:
Environmental liabilities	(3,074)
Other non-current liabilities	(1,757)
Total liabilities assumed	(4,831)
Net assets acquired	$23,650

The liability for environmental matters has been estimated by the Partnership with the assistance from third-party environmental engineers (see Note 9). Based on an analysis, the estimated provision for environmental matters related to the Revere Terminal is $3.1 million.

The Partnership engaged a third-party valuation firm to assist in the valuation of the Revere Terminal’s property and equipment. The Partnership’s third-party valuation firm considered the income, market and cost approaches in estimating the fair value of the property and equipment. The market and cost approaches were principally used to value the property and equipment based on the underlying asset class components of the property and equipment. The fair values of the remaining Revere Terminal liabilities noted above approximate their carrying values at January 14, 2015.

Capitol Petroleum Group—On June 1, 2015, the Partnership acquired 97 primarily Mobil and Exxon branded owned or leased retail gasoline stations and seven dealer supply contracts in New York City and Prince George’s County, Maryland, along with certain related supply and franchise agreements and third-party leases and other assets associated with the operations from Liberty Petroleum Realty, LLC, East River Petroleum Realty, LLC, Big Apple Petroleum Realty, LLC, White Oak Petroleum, LLC, Anacostia Realty, LLC, Mount Vernon Petroleum Realty, LLC and DAG Realty, LLC (collectively, “Capitol Petroleum Group”). The purchase price was approximately $155.7 million. The acquisition was financed with borrowings under the Partnership’s revolving credit facility.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations. The Partnership’s financial statements include the results of operations of Capitol subsequent to the acquisition date.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets purchased:
Inventory	$346
Property and equipment	149,583
Intangibles	3,000
Other non-current assets	57
Total identifiable assets purchased	152,986
Liabilities assumed:
Financing obligation	(89,613)
Environmental liabilities	(300)
Other non-current liabilities	(2,236)
Total liabilities assumed	(92,149)
Net identifiable assets acquired	60,837
Goodwill	94,854
Net assets acquired	$155,691

The liability for environmental matters was developed by management based on their estimates, assumptions and acquisition history (see Note 9). Based on an analysis, the estimated provision for environmental matters related to Capitol is $0.3 million.

The Partnership engaged a third-party valuation firm to assist in the valuation of Capitol’s property and equipment, intangible assets consisting of supply contracts and favorable leasehold interests and unfavorable leasehold interests. The Partnership’s third-party valuation firm considered the income, market and cost approaches in estimating the fair value of the property and equipment, supply contracts and leasehold interests. The market and cost approaches were used to value the property and equipment based on the underlying asset class components of the property and equipment. The excess earnings method under the income approach was used to value the supply contracts. The income approach was used to value the favorable and unfavorable leasehold interests.

The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Partnership then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, based upon a valuation from the Partnership’s third‑party valuation firm. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill and assigned to the GDSO reporting unit. The goodwill recognized is attributable primarily to the expansion of the Partnership’s presence in active markets in the East Coast in which the Partnership can leverage its existing operations and dealer relationships without significant incremental expense to grow the business. The transaction also positions the Partnership to expand through tuck-in acquisitions as well as new-to-industry sites. The goodwill is tax deductible. The operations of Capitol have been integrated into the Partnership’s GDSO reporting segment.

The estimated fair value of property and equipment of $149.6 million includes $60.0 million of owned property and equipment and $89.6 million of certain properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting. As a result of not meeting the criteria for sale accounting, the property and equipment sold and leased back by Capitol has not been derecognized and, in purchase accounting, the estimated fair value of property and equipment associated with these sites has been recognized within property and equipment. Depreciation expense associated with these sale-leaseback properties amounted to $2.1 million for the year ended December 31, 2015.

The financing obligation of $89.6 million recognized is attributable to the two sale-leaseback transactions discussed above that did not meet the criteria for sale accounting and, as a result, were accounted for as financing

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements. These lease agreements mature in May 2028 and September 2029, and the fair value assigned to the financing obligation was estimated by management based on the remaining payments attributable to the lease agreements over their terms and is equal to the estimated fair value of property and equipment associated with these sites. Over the course of the lease agreements, the lease rental payments will be classified as interest expense on the financing obligation and the pay-down of the financing obligation as opposed to operating expense. Interest expense and lease rental payments associated with the financing obligation for these sale-leaseback properties amounted to $5.6 million and $5.4 million for the year ended December 31, 2015, respectively. The financing obligation balance outstanding at December 31, 2015 was $89.8 million.

The fair values of the remaining Capitol assets and liabilities noted above approximate their carrying values at June 1, 2015.

As part of the purchase price allocation, identifiable intangible assets include $0.8 million of supply contracts and $2.2 million of favorable leasehold interests that are being amortized over seven and two years, respectively. The weighted average life over which these acquired intangibles are being amortized is approximately seven and two years, respectively. The supply contracts are subject to renewals, and assumptions related to the renewals have been included in the determination of the value of the supply contracts at the date of acquisition. The Partnership determines the renewal assumptions used based on management’s assumptions of future events, including customer demand, customer attrition rates, contract renewal length and market overall conditions. The supply contracts had a weighted average term of approximately one year prior to their next renewal. Amortization expense related to the supply contracts was immaterial for the year ended December 31, 2015.

The estimated remaining amortization expense for the supply contracts acquired in connection with the acquisition for each of the five succeeding years and thereafter is as follows (in thousands):

2016	$114
2017	114
2018	114
2019	114
2020	114
Thereafter	163
Total	$733

Amortization of favorable leasehold interests was $0.6 million for the year ended December 31, 2015. The estimated remaining amortization for favorable leasehold interests acquired in connection with the acquisition for each of the two succeeding years is as follows (in thousands):

2016	$1,100
2017	458
Total	$1,558

In connection with the acquisition of Capitol, the Partnership incurred acquisition costs of approximately $3.5 million which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial. Accordingly, the supplemental pro forma information for the year ended December 31, 2015 is consistent with the amounts reported in the accompanying consolidated statement of operations for the year ended December 31,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015. As the acquisition transitioned the Revere Terminal from a formerly leased facility to an owned facility, the transaction did not have a material impact on the Partnership’s consolidated financial statements.

The following unaudited pro forma information for 2014 presents the consolidated results of operations of the Partnership as if the acquisition of Warren occurred at the beginning of 2014, with pro forma adjustments to give effect to intercompany sales and certain other adjustments. The following unaudited pro forma information for 2015 and 2014 presents the consolidated results of operations of the Partnership as if the acquisition of Capitol occurred at the beginning of each period presented, with pro forma adjustments to give effect to certain adjustments (in thousands, except per unit data):

	Year Ended December 31,
	2015	2014
Sales	$10,540,275	$19,303,900
Net income attributable to Global Partners LP	$47,555	$85,058
Net income per limited partner unit, basic	$1.24	$2.89
Net income per limited partner unit, diluted	$1.23	$2.88

Pro forma information for Warren for the year ended December 31, 2014 was based on unaudited revenues and net income. Pro forma information for Capitol for the period from January 1, 2015 through May 31, 2015 and for the year ended December 31, 2014 was estimated based on unaudited annual revenues and net income.

Warren’s revenues and net income included in the Partnership’s consolidated operating results from January 7, 2015, the acquisition date, through the year ended December 31, 2015 were $1.1 billion and $23.0 million, respectively. Capitol’s revenues and net income included in the Partnership’s consolidated operating results from June 1, 2015, the acquisition date, through the year ended December 31, 2015 were $0.2 billion and $6.2 million, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2015:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	37,785	Thousands of barrels
Short	(44,135)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	7,840	Thousands of barrels
Short	(8,073)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	9,919	Thousands of decatherms
Short	(9,939)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$0.7	Millions of Canadian dollars
	$0.5	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)	All‑in forward rate Canadian dollars $1.3828 to USD $1.00.

Fair Value Hedges

The Partnership’s fair value hedges include exchange-traded futures contracts and OTC derivative contracts that are hedges against inventory with specific futures contracts matched to specific barrels. The change in fair value of these futures contracts and the change in fair value of the underlying inventory generally provide an offset to each other in the consolidated statement of operations.

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on	December 31,
	Derivatives	2015	2014	2013
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$151,344	$139,473	$(18,231)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(158,987)	$(141,699)	$17,949

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The Partnership’s cash flow hedges currently include interest rate swaps and an interest rate cap that are hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

•

In October 2009, the Partnership executed an interest rate swap with a major financial institution. The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one month LIBOR based borrowings on the credit facility at a fixed rate of 3.93%.

•

In April 2011, the Partnership executed an interest rate cap with a major financial institution. The rate cap, which became effective on April 13, 2011 and expires on April 13, 2016, is used to hedge the variability in interest payments due to changes in the one month LIBOR rate above 5.5% with respect to $100.0 million of one month LIBOR based borrowings on the credit facility.

•

In September 2013, the Partnership executed an interest rate swap with a major financial institution. The swap, which became effective on October 2, 2013 and expires on October 2, 2018, is used to hedge the variability in cash flows in monthly interest payments due to changes in the one month LIBOR swap curve with respect to $100.0 million of one month LIBOR based borrowings on the credit facility at a fixed rate of 1.819%.

In the aggregate, these hedging instruments have historically been effective in hedging the variability in interest payments due to changes in the one month LIBOR swap curve or rate with respect to $300.0 million of one month LIBOR based borrowings on the credit facility.

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 8), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable. Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument. Accordingly, at December 31, 2015, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges. The interest rate cap is not currently in a hedging relationship. Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation are recorded in the consolidated statement of operations through interest expense.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the years ended December 31 (in thousands):

				Location of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from	Amount of Gain (Loss)
	Recognized in			Accumulated Other	Reclassified from Other
	Other Comprehensive			Comprehensive Income into	Comprehensive Income into
Derivatives Designated in	Income on Derivatives (Effective Portion)			Income (Effective Portion)	Income (Effective Portion)
Cash Flow Hedging Relationship	2015	2014	2013		2015	2014	2013
Interest rate collar	$—	$—	$1,868	Interest expense	$—	$—	$—
Interest rate swaps	3,353	2,766	2,071	Interest expense	—	—	—
Interest rate cap (1)	(17)	(8)	(9)	Interest expense	—	—	—
Total	$3,336	$2,758	$3,930		$—	$—	$—

(1)

The interest rate cap was de-designated as a cash flow hedge in June 2014. Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and are being amortized to income through the tenor of the interest rate cap instrument. The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the years ended December 31, 2015 and 2014. As of December 31, 2015, the remaining unamortized prepaid interest rate caplets were $0.3 million and will be amortized over the remaining life for the interest rate cap which expires in April 2016.

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the years ended December 31, 2015, 2014 and 2013.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in	December 31,
hedging instruments	Income on Derivatives	2015	2014	2013
Commodity contracts	Cost of sales	$5,930	$18,894	$11,819
Forward foreign currency contracts	Cost of sales	191	25	(162)
Total		$6,121	$18,919	$11,657

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2015 and 2014 (in thousands):

		December 31, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$83,645	$11,722	$95,367
Forward derivative contracts (1)	Derivative assets	—	66,099	66,099
Forward foreign currency contracts	Other assets	—	10	10
Interest rate cap contract	Other assets	—	—	—
Total asset derivatives		$83,645	$77,831	$161,476

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$31,911	$31,911
Interest rate swap contracts	Other long-term liabilities	—	3,343	3,343
Total liability derivatives		$—	$35,254	$35,254

		December 31, 2014
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$30,600	$90,890	$121,490
Forward derivative contracts (1)	Derivative assets	—	83,826	83,826
Forward foreign currency contracts	Other assets	—	9	9
Interest rate cap contract	Other assets	—	17	17
Total asset derivatives		$30,600	$174,742	$205,342

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$58,507	$58,507
Interest rate swap contracts	Other long-term liabilities	—	6,696	6,696
Total liability derivatives		$—	$65,203	$65,203

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exposure on OTC derivatives is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 5. Income Taxes

GMG, a wholly owned subsidiary of the Partnership, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG, and the after‑tax earnings of GMG are included in the consolidated earnings of the Partnership.

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2015	2014	2013
Federal statutory income tax rate	35.0%	34.0%	34.0%
State income tax rate, net of federal tax benefit	0.7%	0.7%	0.9%
Foreign income tax	0.6%	0.1%	—%
Partnership income not subject to tax	(40.8)%	(34.0)%	(32.9)%
Effective income tax rate	(4.5)%	0.8%	2.0%

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2015	2014	2013
Current:
Federal	$110	$(91)	$(59)
State	1,388	877	542
Foreign	253	188	—
Total current	1,751	974	483
Deferred:
Federal	(1,298)	948	442
State	(2,326)	(959)	(106)
Total deferred	(3,624)	(11)	336
Total	$(1,873)	$963	$819

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of long‑term deferred taxes were as follows at December 31 (in thousands):

	2015	2014
Deferred Income Tax Assets
Accounts receivable allowances	$2,097	$413
Environmental liability	17,814	4,211
Asset retirement obligation	3,132	1,490
Intangible assets	—	114
Deferred rent	40	—
UNICAP	747	663
Other	4,477	44
Federal net operating loss carryforwards	13,930	14,203
State net operating loss carryforwards	2,684	1,537
Federal tax credit carryforward	761	13
Total deferred tax assets, gross	45,682	22,688
Valuation allowance	(975)	—
Total deferred tax assets, net	$44,707	$22,688
Deferred Income Tax Liabilities
Property and equipment	$(104,798)	$(30,041)
Land	(11,527)	(5,605)
Intangible assets	(13,218)	—
Total deferred tax liabilities	$(129,543)	$(35,646)
Net deferred tax assets (liabilities)	$(84,836)	$(12,958)

The increase in net deferred tax assets and liabilities during 2015 is primarily due to the January 2015 acquisition of Warren which, for federal income tax purposes, was deemed to be a stock purchase and, therefore, the historical tax basis is the assets acquired and liabilities assumed carried over to the Partnership upon acquisition. New deferred tax assets and liabilities were created based on the comparison of the historical tax basis to the fair value book basis.

At December 31, 2015, GMG had federal and state net operating loss carryforwards of approximately $38.5 million and $54.6 million, respectively, which will begin to expire in 2030 and 2016, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

At December 31, 2015, the Partnership had $73.3 million of net deferred tax liabilities (consisting of the $84.8 million total net deferred tax liability less the $11.5 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $1.0 million as of December 31, 2015, primarily due to state net operating loss carryforwards.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, the Partnership also had an $11.5 million, deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2015	2014	2013
Income before income tax expense	$41,391	$117,943	$41,872
Non—taxable income	(48,861)	(117,465)	(41,640)
Income subject to income tax expense	$(7,470)	$478	$232

The Partnership made approximately $2.8 million, $0.7 million and $0.3 million in income tax payments during 2015, 2014 and 2013, respectively.

GMG files income tax returns in the United States and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2012.

At December 31, 2015 and 2014, the Partnership had gross-tax effected unrecognized tax benefits of $0.1 million and $0, respectively, of which none would favorably impact the effective tax rate if recognized. The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2015 (tax years ended December 31, 2015, 2014 and 2013). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes, and the amount of interest and penalties recorded in the accompanying balance sheets as of December 31, 2015 and 2014 and in the accompanying statements of operations for the years ended December 31, 2015, 2014 and 2013 were immaterial. The Partnership does not expect any material changes in the amount of unrecognized tax benefits over the next twelve months.

Note 6. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Buildings and improvements	$992,917	$667,172
Land	450,045	288,929
Fixtures and equipment	40,946	26,577
Construction in process	67,080	66,119
Capitalized internal use software	18,852	7,530
Total property and equipment	1,569,840	1,056,327
Less accumulated depreciation	327,157	231,276
Total	$1,242,683	$825,051

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase of approximately $417.6 million in total property and equipment at December 31, 2015 was primarily due to the Partnership’s 2015 acquisitions of Warren, Capitol and the Revere Terminal, which contributed to $433.2 million of acquired property and equipment (see Note 3).

At December 31, 2015 and 2014, construction in process included $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly in 2013. The Partnership has begun to take steps to utilize this location. This measure is substantially related to cleaning of tanks and associated infrastructure and is expected to be completed in the third quarter of 2016. Therefore, as of December 31, 2015 and 2014, the recorded value of the ethanol plant is included in construction in process. After the plant has been placed into service, depreciation will commence. Construction in process in 2015 also included $23.1 million in costs associated with the Partnership’s terminals,  which primarily included dock expansion, tank construction projects, rail expansion and improvements, various upgrades at certain terminals and investments in information technology, and $13.5 million in costs related to the Partnership’s gasoline stations. At December 31, 2014, construction also included $30.8 million in costs associated with the Partnership’s crude oil activities, primarily tank construction projects, rail expansion and improvements, various upgrades at certain terminals and investments in information technology, and $4.8 million in costs related to the Partnership’s gasoline stations.

As part of continuing operations, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets at disposition, is recorded in (loss)  gain on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to ($2.1 million),  ($2.2 million) and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, in conjunction with the periodic divestiture of gasoline stations, the Partnership may classify certain gasoline station assets as held-for-sale. The Partnership classified $7.4 million and $3.3 million at December 31, 2015 and 2014, respectively, as assets held-for-sale which are included in property and equipment in the accompanying balance sheets.

Depreciation

Depreciation expense allocated to cost of sales was approximately $94.8 million, $61.4 million and $55.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 compared to 2014 and 2013 was due primarily to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Depreciation expense allocated to selling, general and administrative expenses was approximately $7.5 million, $6.1 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 compared to 2014 and 2013 was due primarily to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol. The increase in 2014 compared to 2013 was due primarily to a full year of depreciation related to the Partnership’s February 2013 acquisitions of Basin Transload and Cascade Kelly.

There were no fully depreciated assets written off for the years ended December 31, 2015 and 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Goodwill and Intangible Assets

There were no changes to the Partnership’s goodwill during the year ended December 31, 2014. The following table presents changes in goodwill by segment during the year ended December 31, 2015 (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2014	$121,752	$32,326	$154,078
Acquisition of Warren	—	186,437	186,437
Acquisition of Capitol	—	94,854	94,854
Balance at December 31, 2015	$121,752	$313,617	$435,369

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2015
Intangible assets subject to amortization:
Terminalling services	$26,365	$(11,087)	$15,278	20 years
Customer relationships	43,986	(39,691)	4,295	2-15 years
Supply contracts	77,771	(24,412)	53,359	5-15 years
Favorable leasehold interests	2,960	(794)	2,166	2-5 years
Brand incentive program	1,445	(1,117)	328	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(942)	—	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	779	(511)	268	20 years
Total intangible assets	$155,694	$(80,000)	$75,694
At December 31, 2014
Intangible assets subject to amortization:
Terminalling services	$26,365	$(9,752)	$16,613	20 years
Customer relationships	43,986	(35,996)	7,990	2-15 years
Supply contracts	39,646	(16,345)	23,301	5-15 years
Brand incentive program	1,445	(879)	566	5 years
Software	1,139	(1,139)	—	5 years
Covenants not to compete	942	(942)	—	3-5 years
Customer contracts	307	(307)	—	2 years
Other intangible assets	779	(347)	432	20 years
Total intangible assets	$114,609	$(65,707)	$48,902

The increase in total intangible assets in 2015 compared to 2014 was due primarily to the January 2015 acquisition of Warren and, to a lesser extent, the June 2015 acquisition of Capitol. The aggregate amortization expense was approximately $13.5 million, $18.9 million and $19.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in amortization expense in 2015 compared to 2014 and 2013 was due to intangible assets that became fully amortized during 2015.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2016	$11,011
2017	10,025
2018	9,477
2019	9,477
2020	9,176
Thereafter	26,528
Total intangible assets	$75,694

Note 8. Debt

Credit Agreement

As of December 31, 2015, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.775 billion senior secured credit facility (the “Credit Agreement”). On February 24, 2016, the Partnership and certain of its subsidiaries entered into the fifth amendment to the Credit Agreement. This amendment reflects the Partnership’s voluntary election to reduce the maximum aggregate amount available under the Credit Agreement to $1.475 billion (see “—Amendment to Credit Agreement” below). The Credit Agreement will mature on April 30, 2018.

As of December 31, 2015, there were two facilities under the Credit Agreement:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.0 billion; and

•	a $775.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then‑existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. Dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement). Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement). The swing line is a sub‑portion of the working capital revolving credit facility and is not an addition to the total available commitments.

Pursuant to the Credit Agreement, and in connection with any agreement by and between a Loan Party and a Lender (as such terms are defined in the Credit Agreement) or affiliate thereof (an “AR Buyer”), a Loan Party may sell certain of its accounts receivables to an AR Buyer. The Loan Parties are permitted to sell or transfer any account receivable to an AR Buyer only pursuant to the provisions provided in the Credit Agreement. To date, the level of receivables sold has not been significant, and the Partnership has accounted for such transfers as sales pursuant to ASC 860, “Transfers and Servicing.” Due to the short term nature of the receivables sold to date, no servicing obligation has been recorded because it would have been de minimis.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The average balance under the working capital revolving credit facility was $234.1 million and $208.4 million for the years ended December 31, 2015 and 2014, respectively, and the average balance under the revolving credit facility was $382.2 million and $353.2 million for the years ended December 31, 2015 and 2014, respectively.  The average interest rates for the Credit Agreement were 3.6%, 3.7% and 4.2% for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 2 and Note 4 for additional information on these cash flow hedges. Additionally, the Partnership has an interest rate cap that is hedging variable interest. The cap is not designated for accounting purposes.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2015, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $98.1 million as the current portion at December 31, 2015, representing the amount the Partnership expects to pay down over the next twelve months. The long-term portion of the working capital revolving credit facility was $150.0 million and $100.0 million at December 31, 2015 and 2014, respectively, and the current portion was $98.1 million and $0, at December 31, 2015 and 2014, respectively. The increase in total borrowings under the working capital revolving credit facility of $148.1 million from December 31, 2014 was primarily due to cash used in operating assets and liabilities during the year. Inventory increased due to higher volume stored, and accounts payable and receivables decreased as a result of declining prices during the year.

As of December 31, 2015, the Partnership had total borrowings outstanding under the Credit Agreement of $517.1 million, including $269.0 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $63.7 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $1.2 billion and $1.4 billion at December 31, 2015 and 2014, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2015. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Amendment to Credit Agreement

On February 24, 2016, the Partnership and certain of its subsidiaries entered into the fifth amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment includes certain modifications to the Credit Agreement to (i) amend the definition of “Total Combined Leverage Ratio” to permit for an increased maximum ratio of 5.50:1.00 through the first quarter of 2017 and 5.00:1.00 thereafter, (ii) amend the definition of “Applicable Revolver Rate” to align the pricing levels with the amended Total Combined Leverage Ratio maximum thresholds, (iii) increase the permitted level of asset Dispositions (as it is defined in the Credit Agreement) from $100.0 million to $150.0 million, and (iv) incorporate acknowledgement of and consent to the applicability of European Union Bank Recovery and Resolution Directive bail-in legislation.

Unrelated to the foregoing modifications, the Fifth Amendment also reflects the Partnership’s voluntary election to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million, for a total available commitment of $1.475 billion.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Registration Rights Agreement

On June 24, 2014, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchasers in connection with the Issuers’ private placement of the 6.25% Notes. Under the Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 6.25% Notes for an issue of SEC-registered notes with terms identical to the 6.25% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 360th day after June 24, 2014. The exchange offer was completed on April 21, 2015, and 100% of the 6.25% Notes were exchanged for SEC-registered notes.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants under the 7.00% Notes Indenture, (iii) certain events of bankruptcy and insolvency, (iv) any payment default or acceleration of indebtedness of the Partnership or certain subsidiaries if the total amount of such indebtedness unpaid or accelerated exceeds $50.0 million and (v) failure to pay within 60 days uninsured final judgments exceeding $50.0 million.

Registration Rights Agreement

On June 4, 2015, the Issuers and the subsidiary guarantors entered into a registration rights agreement (the “7.00% Notes Registration Rights Agreement”) with the 7.00% Notes Initial Purchasers in connection with the Issuers’ private placement of the 7.00% Notes. Under the 7.00% Notes Registration Rights Agreement, the Issuers and the subsidiary guarantors agreed to file and use commercially reasonable efforts to cause to become effective a registration statement relating to an offer to exchange the 7.00% Notes for an issue of SEC-registered notes with terms identical to the 7.00% Notes (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate for failure to comply with the 7.00% Notes Registration Rights Agreement) that are registered under the Securities Act so as to permit the exchange offer to be consummated by the 420th day after June 4, 2015. The exchange offer was completed on October 22, 2015, and 100% of the 7.00% Notes were exchanged for SEC-registered notes.

Line of Credit.

On December 9, 2013, Basin Transload entered into a line of credit facility which allows for borrowings by Basin Transload of up to $10.0 million on a revolving basis. The facility had an outstanding balance of $0 and $0.7 million at December 31, 2015 and 2014, respectively. The facility, which expired on February 9, 2016, was secured by substantially all of the assets of Basin Transload and was not guaranteed by the Partnership or any of its wholly owned subsidiaries.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, (see Note 3) the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $5.6 million was recorded for the year ended December 31, 2015 and included in interest expense in the accompanying statement of operations. The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $5.4 million for the year ended December 31, 2015. The financing obligation balance outstanding at December 31, 2015 was $89.8 million.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements. The Partnership capitalized deferred financing fees of $19.0 million and $24.0 million at December 31, 2015 and 2014, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $11.2 million and $16.0 million at December 31, 2015 and 2014, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amounted to $7.8 million and $8.0 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the Partnership adopted ASU 2015-03, “Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” See Note 2.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of approximately $5.9 million, $5.6 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in interest expense in the accompanying consolidated statements of operations.

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

In connection with the June 2015 acquisition of retail gasoline stations from Capitol (see Note 3), the Partnership assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol. Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil Corporation (“ExxonMobil”) in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere Terminal (see Note 3), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

In connection with the January 2015 acquisition of Warren (see Note 3), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned by Warren and future remediation activities required by applicable federal, state or local law or regulation. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

In connection with the December 2012 acquisition of six New England retail gasoline stations from Mutual Oil Company, the Partnership assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.6 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities at December 31, 2015 (in thousands):

	Balance at				Other	Balance at
	December 31,	Additions	Payments in	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2014	2015	2015	2015	2015	2015
Retail gasoline stations	$35,792	$36,767	$(3,535)	$(75)	$(498)	$68,451
Terminals	1,771	3,074	(63)	—	—	4,782
Total environmental liabilities	$37,563	$39,841	$(3,598)	$(75)	$(498)	$73,233
Current portion	$3,101					$5,350
Long-term portion	34,462					67,883
Total environmental liabilities	$37,563					$73,233

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use, and trading as required by the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.4 million and $0.3 million at December 31, 2015 and 2014, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses at December 31, 2015 and 2014 from firm non-cancellable commitments were immaterial.

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2015	2014
Barging transportation, product storage and other ancillary cost accruals	$13,385	$19,843
Employee compensation	16,098	26,827
Accrued interest	12,524	12,839
Customer Advance	—	12,000
RIN and RVO deficiency	367	253
Other	17,954	11,058
Total	$60,328	$82,820

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

In addition, the Partnership had trustee taxes payable of $95.3 million at December 31, 2015, which consisted of $55.4 million related to an ethanol credit and $39.9 million in various pass‑through taxes collected on behalf of taxing authorities. Trustee taxes payable at December 31, 2014 of $105.7 million consisted of $55.4 million related to an ethanol credit and $50.3 million in various pass‑through taxes collected on behalf of taxing authorities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Employee Benefit Plans with Related Party

The Partnership sponsors and maintains the Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”), a qualified defined contribution plan. Eligible employees may elect to contribute up to 100% of their eligible compensation to the Global 401(k) Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. The General Partner makes safe harbor matching contributions to the Global Partners 401(k) Plan equal to 100% of the participant’s elective contributions that do not exceed 3% of the participant’s eligible compensation and 50% of the participant’s elective contributions that exceed 3% but do not exceed 5% of the participant’s eligible compensation. The General Partner also makes discretionary non‑matching contributions for certain groups of employees in amounts up to 2% of eligible compensation. Profit‑sharing contributions may also be made at the sole discretion of the General Partner’s board of directors.

GMG sponsors and maintains the Global Montello Group Corp. 401(k) Savings and Profit Sharing Plan (the “GMG 401(k) Plan”), a qualified defined contribution plan. Eligible employees may elect to contribute up to 100% of their eligible compensation to the GMG 401(k) Savings and Profit Sharing Plan for each payroll period, subject to annual dollar limitations which are periodically adjusted by the IRS. GMG makes safe harbor matching contributions to the 401(k) Savings and Profit Sharing Plan equal to 100% of the participant’s elective contributions that do not exceed 3% of the participant’s eligible compensation and 50% of the participant’s elective contributions that exceed 3% but do not exceed 5% of the participant’s eligible compensation. Profit‑sharing contributions may also be made at the sole discretion of GMG’s board of directors.

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $2.4 million, $2.0 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in selling, general and administrative expenses in the accompanying statements of operations.

In addition, the General Partner sponsors and maintains the Global Partners LP Pension Plan (the “Global Pension Plan),” a qualified defined benefit pension plan. Effective December 31, 2009, the Global Pension Plan was amended to freeze participation and benefit accruals. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements received increased benefits, including under the Global 401(k) Plan, effective December 31, 2009.

GMG sponsors and maintains the Global Montello Group Corp. Pension Plan (the “GMG Pension Plan”), a qualified defined benefit pension plan. On March 15, 2012, the GMG Pension Plan was amended to freeze participation and benefit accruals. In order to reduce the adverse effects of the pension freeze on employees with substantial service who may not have time to replace future pension accruals with retirement savings before reaching the normal retirement age of 65, employees meeting certain age and service requirements received increased benefits, including under the Global 401(k) Plan and the GMG 401(k) Plan, effective in 2012.

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2015
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,338	$4,593	$20,931
Fair value of plan assets	13,481	3,405	16,886
Net unfunded pension liability	$2,857	$1,188	$4,045

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$18,333	$5,282	$23,615
Fair value of plan assets	14,545	3,478	18,023
Net unfunded pension liability	$3,788	$1,804	$5,592

Total actual return on plan assets was ($0.2 million) and $1.2 million in 2015 and 2014, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2015	2014	2013
Benefit obligation at beginning of year	$23,615	$19,245	$23,073
Interest cost	801	804	730
Actuarial (gain) loss	(1,925)	5,151	(2,419)
Benefits paid	(1,559)	(1,585)	(2,139)
Benefit obligation at end of year	$20,932	$23,615	$19,245

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2015	2014	2013	2015	2014	2013
Discount rate	4.0%	3.6%	4.4%	4.3%	3.6%	4.4%
Expected return on plan assets	7.0%	7.5%	7.5%	7.0%	7.0%	7.0%

The discount rates were selected by performing a cash flow/bond matching analysis based on the Citigroup Above‑Median Pension Discount Curve. The expected long-term rate of return on plan assets is determined by using each plan’s respective target allocation and historical returns for each asset class.

The fundamental investment objective of each of the Pension Plans is to provide a rate of return sufficient to fund the retirement benefits under the applicable Pension Plan at a reasonable cost to the applicable plan sponsor. At a minimum, the rate of return should equal or exceed the discount rate assumed by the Pension Plan’s actuaries in projecting the funding cost of the Pension Plan under the applicable Employee Retirement Income Security Act (“ERISA”) standards. To do so, the General Partner’s Pension Committee (the “Committee”) may appoint one or more investment managers to invest all or portions of the assets of the Pension Plans in accordance with specific investment guidelines, objectives, standards and benchmarks.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the Pension Plans’ benefits as of December 31, 2015 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2016	$2,001
2017	2,436
2018	833
2019	808
2020	1,334
2021—2025	4,933
Total	$12,345

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were $0.6 million, $0.2 million and $0.5 million in 2015, 2014 and 2013, respectively.

Note 12. Long-Term Incentive Plan

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

In 2014, a total of 44,902 phantom units were granted to certain employees.

In 2015, a total of 76,893 phantom units were granted to certain employees and the non-employee directors.

The phantom units for these awards vest pursuant to the terms of the grant agreements. The Partnership

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently intends and reasonably expects to issue and deliver the common units upon vesting.

Accounting guidance for share‑based compensation requires that a non‑vested equity share unit awarded to an employee is to be measured at its fair value as if it were vested and issued on the grant date. The fair value of the above awards at their respective grant dates approximated the fair value of the Partnership’s common unit at that date.

Compensation cost for an award of share-based employee compensation classified as equity, as is the case of the Partnership’s awards, is recognized over the requisite service period. The requisite service period for the Partnership is from the grant date through the vesting dates described in the grant agreement. The Partnership recognizes as compensation expense for the awards granted to employees and non-employee directors the value of the portion of the award that is ultimately expected to vest over the requisite service period on a straight-line basis. In accordance with the guidance issued for share-based compensation, the Partnership estimated forfeitures at the time of grant. Such estimates, which were based on the Partnership’s service history, will be revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

The Partnership recorded total compensation expense related to the above awards of $4.3 million, $3.5 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The total compensation cost related to the non-vested awards not yet recognized at December 31, 2015 was approximately $14.4 million and is expected to be recognized ratably over the remaining requisite service periods.

Status of Non‑Vested Units

The following table presents a summary of the status of the non‑vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value
Outstanding non—vested units at December 31, 2013	498,112	$39.29
Granted	44,902	39.34
Vested	(10,266)	39.29
Forfeited	—	—
Outstanding non—vested units at December 31, 2014	532,748	39.29
Granted	76,893	35.72
Vested	(13,921)	38.39
Forfeited	—	—
Outstanding non—vested units at December 31, 2015	595,720	$38.85

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Partner has repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, of which approximately $3.9 million was purchased during 2015.

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2015 and 2014 excluded 403,922 and 390,602 common units, respectively, held on behalf of the Partnership pursuant to its Repurchase Program and for future satisfaction of the General Partner’s Obligations.

Note 13. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

Leases of Office Space and Computer Equipment

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non‑cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$2,816
2017	2,743
2018	2,644
2019	2,650
2020	2,297
Thereafter	13,840
Total	$26,990

Total rent expense under the operating lease arrangements amounted to approximately $2.5 million, $2.7 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership also received lease income from office space leased at one of its owned terminals for $0.2 million per year through May 2013. Effective June 1, 2013, the terms of this lease were amended to, in part, reduce the lease amount to approximately $0.1 million per year through January 2019.

Terminal and Throughput Leases

The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$14,984
2017	8,353
2018	723
2019	132
Total	$24,192

Total rent expense reflected in cost of sales related to these operating leases were approximately $22.5 million, $31.5 million and $35.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Gasoline Stations

The Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$29,432
2017	26,102
2018	23,365
2019	20,712
2020	18,236
Thereafter	98,193
Total	$216,040

Total expenses under these operating lease arrangements amounted to approximately $29.4 million, $19.7 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in total expenses in 2015 compared to 2014 and 2013 was primarily due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Dealer Leases of Gasoline Stations

The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at December 31, 2015 was $368.4 million, net of accumulated depreciation of approximately $48.7 million. The following provides future minimum rental income under non‑cancellable operating leases associated with these properties at December 31, 2015 (in thousands):

2016	$45,125
2017	23,781
2018	7,797
2019	1,212
2020	1,079
Thereafter	17,001
Total	$95,995

Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $61.1 million, $42.5 million and $41.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in rental income in 2015 compared to 2014 and 2013 was primarily due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Railcars

The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$59,625
2017	52,186
2018	45,968
2019	28,532
2020	2,257
Thereafter	608
Total	$189,176

The minimum lease commitments for 2016 and 2017 are net of $10.8 million and $2.7 million, respectively, related to a contractual sub-lease arrangement that expires in 2017.

Total expenses under these operating lease arrangements amounted to approximately $57.7 million, $56.9 million and $28.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Leases of Barges

The Partnership leases barges through various time charter lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$58,256
2017	45,854
2018	36,440
2019	12,223
2020	1,983
Total	$154,756

Total expenses under these operating lease arrangements amounted to approximately $87.3 million, $60.6 million and $37.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in expenses was due to the Partnership leasing more barges under time charters compared to previous periods.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2015, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2015 (in thousands of gallons):

2016	397,600
2017	331,900
2018	330,100
2019	327,700
2020	312,700
Thereafter	828,300
Total	2,528,300

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate retail gasoline stations under the Mobil‑branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non‑cancellable terms of one year or more at December 31, 2015 (in thousands):

2016	$9,000
2017	9,000
2018	9,000
2019	9,000
2020	9,000
Thereafter	40,500
Total	$85,500

Total expenses reflected in cost of sales related this agreement were approximately $9.0 million for each of the years ended December 31, 2015, 2014 and 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Port of St. Helens Agreements—Land and Equipment

The Partnership leases mobile equipment under non‑cancellable operating lease arrangements and has a continuing operating lease with the Port of St. Helens. The following provides total future minimum payments under these operating leases with initial terms one year or more at December 31, 2015 (in thousands):

2016	$223
2017	223
2018	223
2019	223
2020	223
Thereafter	10,128
Total	$11,243

Total rental expense was approximately $223,000, $222,000 and $180,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven–year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2015, the remaining commitment on the take-or-pay commitment was approximately $55.0 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven–year period beginning after the commissioning of the pipeline, which occurred in January of 2015. At December 31, 2015, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.3 million, was approximately $31.2 million.

In April 2014, the Partnership entered into a pipeline connection agreement with Tesoro whereby Tesoro would build, own and operate a four‑mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership’s Beulah Rail Facility near Beulah, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $8.7 million over a five‑year period beginning after the commissioning of the pipeline, which occurred in November 2014. At December 31, 2015, the remaining commitment on the take-or-pay commitment was approximately $8.1 million.

In March 2013, the Partnership entered into a pipeline connection agreement with Tesoro Logistics (“Tesoro”) whereby Tesoro would build, own and operate a seven‑mile pipeline lateral from its Lignite, North Dakota crude oil station to the Partnership’s 100,000 barrel crude oil storage tank at the Basin Transload facility in Columbus, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take‑or‑pay throughput commitment of approximately $13.0 million over a five–year period beginning after the commissioning of the pipeline, which occurred in August of 2013. At December 31, 2015, the remaining commitment on the take‑or‑pay commitment was $0.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2015,  the remaining commitment on the transportation and reservation agreements was approximately $14.3 million.

Environmental Liabilities

Please see Note 9 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 20 for a discussion of the Partnership’s legal proceedings.

Note 14. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Partners’ equity at December 31, 2015 consisted of 33,995,563 common units issued, including 7,434,775 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.

The following table presents the changes in the Partnership’s outstanding units:

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at December 31, 2013	27,430,563	230,303	27,660,866
Public offering of common units (see Note 15)	3,565,000	—	3,565,000
Balance at December 31, 2014	30,995,563	230,303	31,225,866
Public offering of common units (see Note 15)	3,000,000	—	3,000,000
Balance at December 31, 2015	33,995,563	230,303	34,225,866

Partners’ equity at December 31, 2015 and 2014 excluded common units outstanding of 403,922 and 390,602, respectively, held pursuant to the Repurchase Program and for future satisfaction of the General Partner’s Obligations (defined herein). See Note 12, “Long‑Term Incentive Plan—Repurchase Program.”

Common Units

The common units have limited voting rights as set forth in the Partnership’s partnership agreement.

General Partner Units

The Partnership’s general partner interest is represented by general partner units. The General Partner is entitled to a percentage (equal to the general partner interest) of all cash distributions of available cash on all common units. The Partnership’s partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders, holders of the incentive distribution rights and the General Partner will receive.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership’s general partner interest has the management rights as set forth in the Partnership’s partnership agreement.

Incentive Distribution Rights

Incentive distribution rights represent the right to receive an increasing percentage of quarterly distributions of available cash from distributable cash flow after the target distribution levels have been achieved, as defined in the Partnership’s partnership agreement. The General Partner holds all of the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the Partnership’s partnership agreement.

Allocations of Net Income

Net income is allocated between the General Partner and the common unitholders in accordance with the provisions of the Partnership’s partnership agreement. Net income is generally allocated first to the General Partner and the common unitholders in an amount equal to the net losses allocated to the General Partner and the common unitholders in the current and prior tax years under the Partnership’s partnership agreement. The remaining net income is allocated to the General Partner and the common unitholders in accordance with their respective percentage interests of the general partner units and common units.

Cash Distributions

The Partnership intends to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors. The Credit Agreement prohibits the Partnership from making cash distributions if any potential default or Event of Default, as defined in the Credit Agreement, occurs or would result from the cash distribution. The indentures governing the Partnership’s outstanding senior notes also limit the Partnership’s ability to make distributions to its unitholders in certain circumstances.

Within 45 days after the end of each quarter, the Partnership will distribute all of its Available Cash (as defined in its partnership agreement) to unitholders of record on the applicable record date. The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter; less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments or other agreements or to provide funds for distributions to unitholders and the General Partner for any one or more of the next four quarters.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2015, 2014 and 2013 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2013
02/14/13 (1)(2)	12/31/12	$0.5700	$15,636	$131	$579	$16,346
05/15/13 (1)(2)	03/31/13	0.5825	15,979	134	683	16,796
08/14/13 (1)(2)	06/30/13	0.5875	16,116	135	724	16,975
11/14/13 (1)(2)	09/30/13	0.6000	16,459	138	828	17,425
2014
02/14/14 (1)(2)	12/31/13	$0.6125	$16,802	$140	$932	$17,874
05/15/14 (1)(2)	03/31/14	0.6250	17,145	143	1,035	18,323
08/14/14 (1)(2)	06/30/14	0.6375	17,487	146	1,139	18,772
11/14/14 (1)(2)	09/30/14	0.6525	17,899	150	1,270	19,319
2015
02/13/15 (3)(4)	12/31/14	$0.6650	$20,612	$154	$1,591	$22,357
05/15/15 (3)(4)	03/31/15	0.6800	21,076	157	2,027	23,260
08/14/15 (4)	06/30/15	0.6925	23,543	159	2,618	26,320
11/13/15 (4)	09/30/15	0.6975	23,713	160	2,777	26,650

(1)	Prior to the Partnership’s public offering in December 2014 (see Note 15), the limited partner interest was 99.17% and the general partner interest was 0.83%.
(2)

This distribution resulted in the Partnership exceeding its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(3)	Prior to the Partnership’s public offering in June 2015 (see Note 15), the limited partner interest was 99.26% and the general partner interest was 0.74%.
(4)

This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 28, 2016, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2015 through December 31, 2015 to the Partnership’s unitholders of record as of the close of business February 10, 2016. On February 16, 2016, the Partnership paid the total cash distribution of approximately $15.8 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Unitholders’ Equity

Equity Offerings

On June 11, 2015, the Partnership entered into an Underwriting Agreement (the “2015 Underwriting Agreement”) relating to the public offering of 3,000,000 common units at a price to the public of $38.12 per common unit. On June 16, 2015, the Partnership completed the offering, and the net proceeds of approximately $109.3 million (after deducting underwriting discounts and estimated expenses) were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

On December 5, 2014, the Partnership entered into an Underwriting Agreement (the “2014 Underwriting Agreement”) relating to the public offering of 3,565,000 common units at a price to the public of $40.24 per common unit. On December 10, 2014, the Partnership completed the offering, and the net proceeds of approximately $137.8 million (after deducting underwriting discounts and estimated expenses) were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

At-the-Market Offering Program

On May 19, 2015, the Partnership entered into an equity distribution agreement pursuant to which the Partnership may sell from time to time through its sales agents, the Partnership’s common units having an aggregate offering price of up to $50.0 million. Sales of the common units, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering, including ordinary brokers’ transactions through the facilities of the New York Stock Exchange, to or through a market maker, or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed upon by the Partnership and one or more of its sales agents.

The Partnership may also sell common units to one or more of its sales agents as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a sales agent as principal would be pursuant to the terms of a separate agreement between the Partnership and such sales agent.

The Partnership intends to use the net proceeds from any sales pursuant to the at-the-market offering program, after deducting the sales agents’ commissions and the Partnership’s offering expenses, for general partnership purposes, which may include, among other things, repayment of indebtedness, acquisitions and capital expenditures.

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

As of December 31, 2015, no common units were sold by the Partnership pursuant to the at-the-market offering program.

Note 16. Related‑Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts. On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Terminal Storage Rental and Throughput Agreement was terminated (see Note 3). Prior to the acquisition, the agreement was accounted for as an operating lease. The expenses under this agreement totaled $0.8 million, $9.2 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses include annual consumer price index adjustments of approximately $0, $1.9 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $8,000, $96,000 and $96,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

On March 11, 2015, the Partnership entered into the following amendments and restatements to its shared services agreements: (i) Global Companies entered into an Amended and Restated Services Agreement with AE Holdings Corp. (the “AE Holdings Amended and Restated Services Agreement”), and (ii) certain of the Partnership’s subsidiaries entered into a Second Amended and Restated Services Agreement with GPC (the “GPC Second Amended and Restated Services Agreement”).

Under the AE Holdings Amended and Restated Services Agreement, the Partnership provided AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings paid the Partnership an aggregate of $15,000 per year in equal monthly installments until it was voluntarily dissolved effective on July 10, 2015. Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The GPC Second Amended and Restated Services Agreement  is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2015, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees and certain union personnel, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including payroll, payroll taxes and bonus accruals, were $109.0 million, $95.5 million and $79.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan (see Note 11) and the General Partner’s qualified and non‑qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner at December 31 (in thousands):

	2015	2014
Receivables from GPC	$—	$108
Receivables from the General Partner (1)	2,578	3,795
Total	$2,578	$3,903

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17. Segment Reporting

The Partnership engages in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. The Partnership also receives revenue from convenience store sales and gasoline station rental income. The Partnership’s operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) and include Wholesale, GDSO and Commercial. Each of these operating segments generates revenues and incurs expenses and is evaluated for operating performance on a regular basis.

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long‑term financial performance of each segment. For the years ended December 31, 2015, 2014 and 2013, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts.  The Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by train and ships it by barge to refiners on the East and West Coasts. The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements. Additionally, ethanol is shipped primarily by rail and by barge.

In the GDSO reporting segment, gasoline distribution includes sales of branded and unbranded gasoline to gasoline station operators and sub jobbers. Station operations include (i) convenience stores, (ii) rental income from gasoline stations leased to dealers, from commissioned agents and from cobranding arrangements and (iii) sundries (such as car wash sales, lottery and ATM commissions). The results of Warren, acquired in January 2015, and Capitol, acquired in June 2015 (see Note 3), are included in the GDSO segment.

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

The Partnership evaluates segment performance based on product margins before allocations of corporate and indirect operating costs, depreciation, amortization (including non‑cash charges) and interest. Based on the way the CODM manages the business, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses among the reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,714,057	$7,076,105	$8,085,225
Crude oil (1)	1,190,560	2,384,018	3,561,428
Other oils and related products (2)	2,006,668	3,436,006	3,559,001
Total	$5,911,285	$12,896,129	$15,205,654
Product margin
Gasoline and gasoline blendstocks	$66,031	$71,713	$43,147
Crude oil (1)	74,182	141,965	92,807
Other oils and related products (2)	67,709	79,376	66,916
Total	$207,922	$293,054	$202,870
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$3,289,742	$3,241,620	$3,231,925
Station operations (4)	381,194	165,756	146,503
Total	$3,670,936	$3,407,376	$3,378,428
Product margin
Gasoline	$276,848	$189,439	$150,147
Station operations (4)(5)	178,487	93,939	78,833
Total	$455,335	$283,378	$228,980
Commercial Segment:
Sales	$732,631	$966,449	$1,005,526
Product margin	$29,201	$29,716	$28,359
Combined sales and Product margin:
Sales	$10,314,852	$17,269,954	$19,589,608
Product margin (6)	$692,458	$606,148	$460,209
Depreciation allocated to cost of sales	(94,789)	(61,361)	(55,653)
Combined gross profit	$597,669	$544,787	$404,556

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)

The GDSO segment for 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 3). As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior periods.

(4)	Station operations primarily consist of convenience store sales and rental income.
(5)

For the years ended December 31, 2014 and 2013, station operations includes the reclass of loss (gain) on sale and disposition of assets from product margin to operating expenses to conform to the Partnership’s current presentation.

(6)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 450 million gallons, 450 million gallons and 500 million gallons of the GDSO segment’s sales were supplied from petroleum products and renewable fuels sourced by the Wholesale segment for the years ended December 31, 2015, 2014 and 2013, respectively. Except for natural gas, predominantly all of the Commercial segment’s sales are sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the Partnership’s customers accounted for greater than 10% of total sales for year ended December 31, 2015. In the Wholesale segment, the Partnership had one customer, ExxonMobil, whose revenues were approximately $2.9 billion (17%) of the Partnership’s total revenues for the year ended December 31, 2014 and two significant customers, ExxonMobil and Phillips 66, whose revenues were approximately $2.9 billion (15%) and $2.4 billion (12%), respectively, of the Partnership’s total revenues for the year ended December 31, 2013.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2015	2014	2013
Combined gross profit	$597,669	$544,787	$404,556
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	177,043	153,961	115,491
Operating expenses	290,307	204,070	185,713
Amortization expense	13,499	18,867	19,216
Loss (gain) on sale and disposition of assets	2,097	2,182	(1,273)
Total operating costs and expenses	482,946	379,080	319,147
Operating income	114,723	165,707	85,409
Interest expense	(73,332)	(47,764)	(43,537)
Income tax benefit (expense)	1,873	(963)	(819)
Net income	43,264	116,980	41,053
Net loss (income) attributable to noncontrolling interest	299	(2,271)	1,562
Net income attributable to Global Partners LP	$43,563	$114,709	$42,615

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2015 and 2014. In 2013, the Partnership’s foreign assets were immaterial and there were no foreign sales.

Segment Assets

The Partnership acquired retail gasoline stations from Capitol in June 2015 and Warren in January 2015 which were allocated to the GDSO segment. The Partnership acquired the Revere Terminal in January 2015 which was allocated to the Wholesale segment.

Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2015	$774,352	$3,224	$1,392,397	$493,702	$2,663,675
December 31, 2014	$807,708	$3,827	$622,860	$596,422	$2,030,817

The increase in total assets allocated to GDSO at December 31, 2015 compared to December 31, 2014 is due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 3).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	Fair Value at December 31, 2015
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$62,382	$3,717	$—	$66,099
Foreign currency derivatives	—	10	—	—	10
Interest rate cap	—	—	—	—	—
Exchange-traded/cleared derivative instruments (2)	95,367	—	—	(64,040)	31,327
Pension plan	16,886	—	—	—	16,886
Total assets	$112,253	$62,392	$3,717	$(64,040)	$114,322

Liabilities:
Forward derivative contracts (1)	$—	$(27,602)	$(3,653)	$—	$(31,255)
Swap agreements and options	—	(656)	—	—	(656)
Interest rate swaps	—	(3,343)	—	—	(3,343)
Total liabilities	$—	$(31,601)	$(3,653)	$—	$(35,254)

	Fair Value at December 31, 2014
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$81,421	$2,405	$—	$83,826
Foreign currency derivatives	—	9	—	—	9
Interest rate cap	—	17	—	—	17
Exchange-traded/cleared derivative instruments (2)	121,490	—	—	(104,292)	17,198
Pension plan	18,023	—	—	—	18,023
Total assets	$139,513	$81,447	$2,405	$(104,292)	$119,073

Liabilities:
Forward derivative contracts (1)	$—	$(28,500)	$(27,928)	$—	$(56,428)
Swap agreements and options	—	(2,079)	—	—	(2,079)
Interest rate swaps	—	(6,696)	—	—	(6,696)
Total liabilities	$—	$(37,275)	$(27,928)	$—	$(65,203)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

The carrying value of the inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item. The fair values of the derivatives used by the Partnership are disclosed in Note 4.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Partnership’s nonperformance risks on its liabilities.

The values of the Level 1 exchange-traded/cleared derivative instruments and pension plan assets were determined using quoted prices in active markets for identical assets. Specifically, the fair values of the Level 1 exchange-traded/cleared derivative instruments were based on quoted process obtained from the NYMEX, CME and ICE. The fair values of the Partnership’s Level 1 pension plan assets were based on quoted prices for identical assets which primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models. The fair value of the Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2015 and 2014.

The carrying values and fair values of the Partnership’s 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.25% Notes	$375,000	$307,500	$375,000	$358,594
7.00% Notes	$300,000	$249,000	$—	$—

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs for crude oil were  $4.00 to $13.55 per barrel and $11.00 to $18.00 per barrel for the years ended December 31, 2015 and 2014, respectively. The estimates for these inputs for propane were $2.10 to $9.66per barrel for the year ended December 31, 2015. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 4.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2014	$(25,523)
Transfers into Level 3 (1)(2)	516
Realized and unrealized gains (losses) recorded in cost of sales	25,071
Fair value at December 31, 2015	$64

(1)

Transfers from Level 2 to Level 3 were due to certain market inputs associated with propane that were previously considered observable that became unobservable during the year ended December 31, 2015, given increased volatility in the market for this product.

(2)	The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 3 for acquired assets and liabilities measured on a non-recurring basis during the year ended December 31, 2015.

Note 19. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2013	$(454)	$(10,856)	$(11,310)
Other comprehensive (loss) income before reclassifications of gain (loss)	(4,660)	3,151	(1,509)
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	(433)	—	(433)
Total comprehensive (loss) income	(5,093)	3,151	(1,942)
Balance at December 31, 2014	(5,547)	(7,705)	(13,252)
Other comprehensive income before reclassifications of gain (loss)	1,192	4,047	5,239
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	(81)	—	(81)
Total comprehensive income	1,111	4,047	5,158
Balance at December 31, 2015	$(4,436)	$(3,658)	$(8,094)

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

Other

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding the Albany Terminal in order to assess its compliance with the Clean Air Act (the “CAA”). The information requested generally relates to crude oil received by, stored at and shipped from the Partnership’s petroleum product

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. The Partnership intends to cooperate fully with the agency and believes the responsive information will demonstrate that the Partnership’s operations at the Albany Terminal are in compliance with all pertinent requirements.

By letter dated October 5, 2015, the Partnership received a notice of intent to sue (the “October NOI”), which supersedes and replaces a prior notice of intent to sue that the Partnership received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA at the Albany Terminal, particularly with respect to crude oil operations at the Albany Terminal. The October NOI revises the superseded and replaced September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that the Partnership’s operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what they contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA. The Partnership believes that it has meritorious defenses against all allegations and will vigorously contest this lawsuit.

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

On July 2, 2014, a lawsuit was filed by the Northwest Environmental Defense Center and other environmental

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-government organizations (the “Plaintiffs”) against the Partnership and Cascade Kelly alleging violations of the CAA. The suit, filed in the United States District Court for the district of Oregon, alleged that Cascade Kelly was operating without the proper permit under the applicable rules. The lawsuit sought penalties, injunctive relief and reimbursement of attorneys’ fees. A trial was held during the fourth quarter of 2015. On December 30, 2015, the Court issued a judgment in the Partnership’s favor and dismissed the case with prejudice. The time for requesting an appeal has passed and the Plaintiffs did not appeal. Accordingly, the case is closed.

On May 16, 2014, the Partnership received a subpoena from the SEC requesting information for relevant time periods primarily relating to the Partnership’s accounting for RINs and the restatements of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013. The Partnership intends to continue to cooperate fully with, and has produced responsive materials to, the SEC.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a Notice of Violation (“NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, and negotiations are continuing in the first quarter of 2016. The Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV. The Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 21. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2015
Sales	$2,979,116	$2,680,088	$2,486,203	$2,169,445	$10,314,852
Gross profit (1)	$168,558	$144,188	$152,299	$132,624	$597,669
Net income (loss) (1)(2)(3)	$30,409	$7,614	$8,146	$(2,905)	$43,264
Net income (loss) attributable to Global Partners LP	$30,415	$7,218	$8,212	$(2,282)	$43,563
Limited partners’ interest in net income (loss)	$28,236	$4,547	$5,380	$(2,267)	$35,896
Basic net income (loss) per limited partner unit	$0.92	$0.15	$0.16	$(0.70)	$1.12
Diluted net income (loss) per limited partner unit	$0.92	$0.15	$0.16	$(0.70)	$1.11
Cash distributions per limited partner unit (5)	$0.6650	$0.6800	$0.6925	$0.6975	$2.74

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total
Year ended December 31, 2014
Sales	$5,116,928	$4,569,620	$4,050,458	$3,532,948	$17,269,954
Gross profit (4)	$159,024	$87,685	$155,435	$142,643	$544,787
Net income (loss) (2)(4)	$57,154	$(12,278)	$43,622	$28,482	$116,980
Net income (loss) attributable to Global Partners LP	$57,010	$(12,719)	$42,508	$27,910	$114,709
Limited partners’ interest in net (loss) income	$55,502	$(13,752)	$40,885	$26,093	$108,728
Basic net income (loss) per limited partner unit	$2.04	$(0.50)	$1.50	$0.93	$3.97
Diluted net income (loss) per limited partner unit	$2.03	$(0.50)	$1.50	$0.93	$3.95
Cash distributions per limited partner unit (5)	$0.6125	$0.6250	$0.6375	$0.6525	$2.53

(1)	Includes a $5.0 million charge related to a customer dispute in the first quarter of 2015.
(2)

Includes the following charges in connection with the acquisition of Warren: (i) acquisition costs of $4.4 million and $1.0 million in the first and second quarters of 2015, respectively, and $1.7 million in the fourth quarter of 2014; and (ii) a restructuring charge of $2.3 million in the first quarter of 2015.

(3)	Includes acquisition costs in connection with the acquisition of Capitol of $3.1 million and $0.1 million in the second and third quarters of 2015, respectively.
(4)

Includes the reclass of loss on sale and disposition of assets within GDSO’s station operations product margin to operating expenses of $0.7 million, $0.4 million and $1.1 million in the first, second and fourth quarters of 2014, respectively, to conform to the Partnership’s current presentation.

(5)	Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

Note 22. Subsequent Events

The Partnership has identified certain non-strategic owned or leasehold assets of the GDSO segment which could result in the sale of more than 100 sites. As the Partnership is still in the preliminary stages of evaluating its portfolio of assets, any assets identified for disposition have not met the criteria to be presented as held for sale as of December 31, 2015.

On February 16, 2016, the Partnership paid a cash distribution of approximately $15.8 million to its unitholders of record as of the close of business on February 10, 2016.

Note 23. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance. As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2015 and 2014, the Condensed Consolidating Statements of Operations for the years ended December 31, 2015, 2014 and 2013 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2015

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,690	$(3,574)	$1,116
Accounts receivable, net	311,079	275	—	311,354
Accounts receivable - affiliates	2,745	746	(913)	2,578
Inventories	388,952	—	—	388,952
Brokerage margin deposits	31,327	—	—	31,327
Derivative assets	66,099	—	—	66,099
Prepaid expenses and other current assets	65,376	233	—	65,609
Total current assets	865,578	5,944	(4,487)	867,035
Property and equipment, net	1,203,251	39,432	—	1,242,683
Intangible assets, net	75,694	—	—	75,694
Goodwill	349,306	86,063	—	435,369
Other assets	42,894	—	—	42,894
Total assets	$2,536,723	$131,439	$(4,487)	$2,663,675

Liabilities and partners' equity
Current liabilities:
Cash overdraft	$3,574	$—	$(3,574)	$—
Accounts payable	303,242	539	—	303,781
Accounts payable - affiliates	746	167	(913)	—
Working capital revolving credit facility - current portion	98,100	—	—	98,100
Environmental liabilities - current portion	5,350	—	—	5,350
Trustee taxes payable	95,264	—	—	95,264
Accrued expenses and other current liabilities	59,742	586	—	60,328
Derivative liabilities	31,911	—	—	31,911
Total current liabilities	597,929	1,292	(4,487)	594,734
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	269,000	—	—	269,000
Senior notes	656,564	—	—	656,564
Environmental liabilities - less current portion	67,883	—	—	67,883
Financing obligation	89,790	—	—	89,790
Deferred tax liabilities	84,836	—	—	84,836
Other long-term liabilities	56,884	—	—	56,884
Total liabilities	1,972,886	1,292	(4,487)	1,969,691

Partners' equity
Global Partners LP equity	563,837	83,952	—	647,789
Noncontrolling interest	—	46,195	—	46,195
Total partners' equity	563,837	130,147	—	693,984
Total liabilities and partners' equity	$2,536,723	$131,439	$(4,487)	$2,663,675

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,560	$2,678	$—	$5,238
Accounts receivable, net	456,423	1,307	—	457,730
Accounts receivable - affiliates	4,584	820	(1,501)	3,903
Inventories	336,813	—	—	336,813
Brokerage margin deposits	17,198	—	—	17,198
Derivative assets	83,826	—	—	83,826
Prepaid expenses and other current assets	53,681	634	—	54,315
Total current assets	955,085	5,439	(1,501)	959,023
Property and equipment, net	778,385	46,666	—	825,051
Intangible assets, net	45,870	3,032	—	48,902
Goodwill	68,015	86,063	—	154,078
Other assets	43,763	—	—	43,763
Total assets	$1,891,118	$141,200	$(1,501)	$2,030,817

Liabilities and partners' equity
Current liabilities:
Accounts payable	$455,629	$990	$—	$456,619
Accounts payable - affiliates	820	681	(1,501)	—
Line of credit	—	700	—	700
Environmental liabilities - current portion	3,101	—	—	3,101
Trustee taxes payable	105,744	—	—	105,744
Accrued expenses and other current liabilities	81,686	1,134	—	82,820
Derivative liabilities	58,507	—	—	58,507
Total current liabilities	705,487	3,505	(1,501)	707,491
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	133,800	—	—	133,800
Senior notes	360,096	—	—	360,096
Environmental liabilities - less current portion	34,462	—	—	34,462
Deferred tax liabilities	12,958	—	—	12,958
Other long-term liabilities	45,854	—	—	45,854
Total liabilities	1,392,657	3,505	(1,501)	1,394,661

Partners' equity
Global Partners LP equity	498,461	88,481	—	586,942
Noncontrolling interest	—	49,214	—	49,214
Total partners' equity	498,461	137,695	—	636,156
Total liabilities and partners' equity	$1,891,118	$141,200	$(1,501)	$2,030,817

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2015

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$10,306,493	$23,549	$(15,190)	$10,314,852
Cost of sales	9,722,340	10,033	(15,190)	9,717,183
Gross profit	584,153	13,516	—	597,669

Costs and operating expenses:
Selling, general and administrative expenses	174,925	2,118	—	177,043
Operating expenses	281,201	9,106	—	290,307
Amortization expense	10,467	3,032	—	13,499
Loss on sale and disposition of assets	2,097	—	—	2,097
Total costs and operating expenses	468,690	14,256	—	482,946

Operating income (loss)	115,463	(740)	—	114,723

Interest expense	(73,324)	(8)	—	(73,332)

Income (loss) before income tax expense	42,139	(748)	—	41,391

Income tax expense	1,873	—	—	1,873

Net income (loss)	44,012	(748)	—	43,264

Net loss attributable to noncontrolling interest	—	299	—	299

Net income (loss) attributable to Global Partners LP	44,012	(449)	—	43,563

Less: General partner's interest in net income, including incentive distribution rights	7,667	—	—	7,667

Limited partners' interest in net income (loss)	$36,345	$(449)	$—	$35,896

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2014

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$17,256,583	$39,347	$(25,976)	$17,269,954
Cost of sales	16,743,163	7,980	(25,976)	16,725,167
Gross profit	513,420	31,367	—	544,787

Costs and operating expenses:
Selling, general and administrative expenses	150,964	2,997	—	153,961
Operating expenses	192,512	11,558	—	204,070
Amortization expense	7,846	11,021	—	18,867
Loss on sale and disposition of assets	2,182	—	—	2,182
Total costs and operating expenses	353,504	25,576	—	379,080

Operating income (loss)	159,916	5,791	—	165,707

Interest expense	(47,651)	(113)	—	(47,764)

Income (loss) before income tax expense	112,265	5,678	—	117,943

Income tax expense	(963)	—	—	(963)

Net income	111,302	5,678	—	116,980

Net (income) loss attributable to noncontrolling interest	—	(2,271)	—	(2,271)

Net income attributable to Global Partners LP	111,302	3,407	—	114,709

Less: General partner's interest in net income, including incentive distribution rights	5,981	—	—	5,981

Limited partners' interest in net income	$105,321	$3,407	$—	$108,728

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2013

(In thousands)

		Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$19,575,042	$28,948	$(14,382)	$19,589,608
Cost of sales	19,194,385	5,049	(14,382)	19,185,052
Gross profit	380,657	23,899	—	404,556

Costs and operating expenses:
Selling, general and administrative expenses	110,228	5,263	—	115,491
Operating expenses	175,284	10,429	—	185,713
Amortization expense	7,106	12,110	—	19,216
Gain on sale and disposition of assets	(1,273)	—	—	(1,273)
Total costs and operating expenses	291,345	27,802	—	319,147

Operating income (loss)	89,312	(3,903)	—	85,409

Interest expense	(43,536)	(1)	—	(43,537)

Income (loss) before income tax expense	45,776	(3,904)	—	41,872

Income tax expense	(819)	—	—	(819)

Net income (loss)	44,957	(3,904)	—	41,053

Net loss attributable to noncontrolling interest	—	1,562	—	1,562

Net income (loss) attributable to Global Partners LP	44,957	(2,342)	—	42,615

Less: General partner's interest in net income, including incentive distribution rights	3,521	—	—	3,521

Limited partners' interest in net income	$41,436	$(2,342)	$—	$39,094

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$50,309	$12,197	$62,506

Cash flows from investing activities
Acquisitions	(561,170)	—	(561,170)
Capital expenditures	(90,240)	(2,685)	(92,925)
Proceeds from sale of property and equipment	4,331	—	4,331
Net cash used in investing activities	(647,079)	(2,685)	(649,764)

Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—	109,305
Borrowings from working capital revolving credit facility	148,100	—	148,100
Borrowings from revolving credit facility	135,200	—	135,200
Proceeds from senior notes, net of discount	295,338	—	295,338
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(3,892)	—	(3,892)
Noncontrolling interest capital contribution	9,360	(6,800)	2,560
Distribution to noncontrolling interest	(5,280)	—	(5,280)
Distributions to partners	(97,495)	—	(97,495)
Net cash provided by (used in) financing activities	590,636	(7,500)	583,136

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(6,134)	2,012	(4,122)
Cash and cash equivalents at beginning of year	2,560	2,678	5,238
Cash and cash equivalents at end of year	$(3,574)	$4,690	$1,116

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$321,319	$23,583	$344,902

Cash flows from investing activities
Capital expenditures	(78,863)	(16,251)	(95,114)
Proceeds from sale of property and equipment	4,021	—	4,021
Net cash used in investing activities	(74,842)	(16,251)	(91,093)

Cash flows from financing activities
Proceeds from public offering, net	137,844	—	137,844
Payments on working capital revolving credit facility	(227,000)	—	(227,000)
Payments on revolving credit facility	(300,900)	—	(300,900)
Payments on line of credit	—	(3,000)	(3,000)
Proceeds from senior notes, net of discount	258,903	—	258,903
Repayment of senior notes	(40,244)	—	(40,244)
Repurchase of common units	(8,632)	—	(8,632)
Noncontrolling interest capital contribution	10,700	(2,500)	8,200
Distribution to noncontrolling interest	(9,200)	—	(9,200)
Distributions to partners	(73,759)	—	(73,759)
Net cash used in financing activities	(252,288)	(5,500)	(257,788)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(5,811)	1,832	(3,979)
Cash and cash equivalents at beginning of year	8,371	846	9,217
Cash and cash equivalents at end of year	$2,560	$2,678	$5,238

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$240,699	$14,448	$255,147

Cash flows from investing activities
Acquisitions	(94,179)	(91,083)	(185,262)
Capital expenditures	(53,484)	(13,648)	(67,132)
Proceeds from sale of property and equipment	9,179	8	9,187
Net cash used in investing activities	(138,484)	(104,723)	(243,207)

Cash flows from financing activities
Payments on working capital revolving credit facility	(97,500)	—	(97,500)
Borrowings from revolving credit facility	12,700	—	12,700
Proceeds from issuance of term loan	115,000	—	115,000
Repayment of term loan	(115,000)	—	(115,000)
Borrowings from line of credit	—	3,700	3,700
Proceeds from senior notes, net of discount	147,900	—	147,900
Repurchase of common units	(4,590)	—	(4,590)
Repurchased units withheld for tax obligations	(2,086)	—	(2,086)
Noncontrolling interest capital contribution	(85,996)	87,421	1,425
Distribution to noncontrolling interest	(2,920)	—	(2,920)
Distributions to partners	(67,329)	—	(67,329)
Net cash used in (provided by) financing activities	(99,821)	91,121	(8,700)

Cash and cash equivalents
Increase in cash and cash equivalents	2,394	846	3,240
Cash and cash equivalents at beginning of year	5,977	—	5,977
Cash and cash equivalents at end of year	$8,371	$846	$9,217

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Recoveries	Write Offs	Adjustment	of Period
Year ended December 31, 2015
Allowance for doubtful accounts—accounts receivable	$4,818	$1,303	$42	$(1,297)	$1,076	$5,942
Year ended December 31, 2014
Allowance for doubtful accounts—accounts receivable	$7,513	$1,700	$277	$(4,672)	$—	$4,818
Year ended December 31, 2013
Allowance for doubtful accounts—accounts receivable	$5,131	$4,145	$9	$(1,772)	$—	$7,513

INDEX TO EXHIBITS

Exhibit Number		Description
2.1**	—

Stock Purchase Agreement, dated as of October 3, 2014, by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Solely with Respect to Section 10.20 and the Other Provisions in Article 10 Related Thereto, Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on October 9, 2014 (File No. 001‑32593)).

2.2	—

First Amendment to Stock Purchase Agreement dated as of December 12, 2014 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8‑K filed on January 13, 2015 (File No. 001‑32593)).

2.3	—

Second Amendment to Stock Purchase Agreement dated as of January 7, 2015 by and among Warren Equities, Inc., as the Company, The Warren Alpert Foundation, as the Seller, and Global Montello Group Corp., as Buyer, and Global Partners LP, as Buyer Guarantor (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8‑K filed on January 13, 2015 (File No. 001‑32593)).

2.4**	—

Agreement of Purchase and Sale dated as of January 14, 2015 between Global Revco Dock, L.L.C, Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed on January 21, 2015 (File No. 001‑32593)).

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

Third Amended and Restated Agreement of Limited Partnership of Global Partners LP dated as of December 9, 2009 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8‑K filed on December 15, 2009).

4.1	—

Registration Rights Agreement, dated May 9, 2007, by and between Global Partners LP and the purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on May 10, 2007).

4.2	—

Registration Rights Agreement, dated March 1, 2012, by and among Global Partners LP and AE Holdings Corp. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on March 7, 2012).

4.3	—

Indenture, dated as of February 14, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on February 21, 2013).

4.4	—

Indenture, dated as of December 23, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non‑Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P., as Purchasers (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on December 26, 2013).

4.5	—

Second Supplemental Indenture, dated as of December 20, 2013, by and among Global Partners LP, GLP Finance Corp., as Issuers, the Guarantors party thereto and FS Energy and Power Fund, as Purchaser (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8‑K filed on December 26, 2013).

4.6	—

Supplemental Indenture—Subsidiary Guarantee, dated as of March 5, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers and the Guarantors party thereto (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10‑Q filed on May 9, 2014).

4.7	—

Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on June 25, 2014).

4.8	—

Registration Rights Agreement, dated June 24, 2014, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8‑K filed on June 25, 2014).

4.9	—

Indenture, dated as of June 4, 2015, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2015).

4.10	—

Registration Rights Agreement, dated June 4, 2015, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 4, 2015).

10.1	—

Omnibus Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Montello Oil Corporation, Global Revco Dock, L.L.C., Global Revco Terminal, L.L.C., Global South Terminal, L.L.C., Sandwich Terminal, L.L.C., Chelsea Terminal Limited Partnership, Global GP LLC, Global Partners LP, Global Operating LLC, Alfred A. Slifka, Richard Slifka and Eric Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 11, 2005).

10.2	—

Amended and Restated Services Agreement, dated October 4, 2005, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group LLC, and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K filed on October 11, 2005).

10.3	—

Terminals Sale and Purchase Agreement, dated March 16, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on August 9, 2007).

10.4	—

Terminals Sale and Purchase Agreement, dated July 9, 2007 by and between Global Partners LP and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.21 to the Annual Report on Form 10‑K filed on March 14, 2008).

10.5^	—

Supplemental Executive Retirement Plan dated December 31, 2009, between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 7, 2010).

10.6	—

Sale and Purchase Agreement, dated May 24, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed on August 6, 2010).

10.7	—

First Amendment to Sale and Purchase Agreement, effective August 12, 2010 among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on August 31, 2010).

10.8	—

Second Amendment to Sale and Purchase Agreement, dated September 7, 2010, among ExxonMobil Oil Corporation and Exxon Mobil Corporation, as sellers, and Global Companies LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on September 9, 2010).

10.9††	—

Brand Fee Agreement, dated September 3, 2010, between ExxonMobil Oil Corporation and Global Companies LLC (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10‑Q/A filed on January 20, 2011).

10.10	—

Assignment of Branded Wholesaler PMPA Franchise Agreements, effective March 1, 2011 between Global Companies LLC, Alliance Energy LLC and ExxonMobil Oil Corporation (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 11, 2011).

10.11	—

Business Opportunity Agreement dated March 1, 2012, by and among Alfred A. Slifka, Richard Slifka and Global Partners LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on March 7, 2012).

10.12^	—

Deferred Compensation Agreement dated September 23, 2009, by and between Alliance Energy LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.53 to the Annual Report on Form 10‑K filed on March 12, 2012).

10.13	—

First Amendment to Amended and Restated Services Agreement, dated as of July 24, 2006, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp. and Chelsea Sandwich LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on March 15, 2012).

10.14	—

Second Amendment to Amended and Restated Services Agreement, dated March 9, 2012, by and among Global Petroleum Corp., Global Companies LLC, Global Montello Group Corp., Chelsea Sandwich LLC and Alliance Energy LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on March 15, 2012).

10.15^	—

Global Partners LP Long‑Term Incentive Plan (As Amended and Restated Effective June 22, 2012) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 25, 2012).

10.16^	—

Retirement, Consulting and Noncompete Agreement, dated April 23, 2013, by and between Global GP LLC and Thomas Hollister (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on April 26, 2013).

10.17^	—

Form of Phantom Unit Award Agreement for Employees under Global Partners LP Long‑Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on July 3, 2013).

10.18^	—

Form of Phantom Unit Award Agreement for Directors under Global Partners LP Long‑Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on July 3, 2013).

10.19^	—

Executive Change of Control Agreement, effective July 1, 2013, by and between Global GP LLC and Charles A. Rudinsky (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8‑K filed on July 3, 2013).

10.20^	—

Form of Confidentiality, Non‑Solicitation, and Non‑Competition Agreement for Phantom Unit Award Recipients (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8‑K filed on July 3, 2013).

10.21^	—

Confidentiality, Non‑Solicitation, and Non‑Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8‑K filed on July 3, 2013).

10.22^	—

Confidentiality, Non‑Solicitation, and Non‑Competition Agreement, effective July 1, 2013, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8‑K filed on July 3, 2013).

10.23^	—	Memorandum to Thomas J. Hollister, Follow‑up Understandings, dated July 9, 2013 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10‑Q filed on November 7, 2013).
10.24	—

Note Purchase Agreement, dated as of December 23, 2013, by and among Global Partners LP and GLP Finance Corp., as Issuers, and FS Energy and Power Fund, KARBO, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Anderson Non‑ Traditional Investments, L.P., KANTI (QP), L.P. and Kayne Energy Credit Opportunities, L.P., as Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on December 26, 2013).

10.25††	—

Second Amended and Restated Credit Agreement, dated as of December 16, 2013, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global Energy Marketing II LLC, Global CNG LLC, Alliance Energy LLC and Cascade Kelly Holdings LLC as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co‑Syndication Agents, RBS Citizens NA, Societe Generale and Standard Chartered Bank as Co‑Documentation Agents, and Banc of America Merrill Lynch, JP Morgan Securities Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (incorporated herein by reference to Exhibit 10.52 to the Annual Report on Form 10‑K filed on April 1, 2014).

10.26	—

Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 25, 2014).

10.27	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on June 25, 2014).

10.28	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP. GLP Finance Corp., FS Energy and Power Fund, Kayne Anderson Non‑Traditional Investments, L.P., Kanti (QP), L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., Kayne Anderson Infrastructure Income Fund, L.P., Kayne Energy Credit Opportunities, L.P. and Karbo L.P. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K filed on June 25, 2014).

10.29	—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 9, 2014).
10.30	—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 24, 2014).
10.31^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 7, 2015).

10.32^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on January 7, 2015).

10.33^	—

Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015 (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.34^	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10‑K filed on March 13, 2015).
10.35^	—	Form of Canadian Grant Agreement (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10‑K filed on March 13, 2015).
10.36	—

Amended and Restated Services Agreement, dated as of March 11, 2015, by and between AE Holdings Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.48 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.37	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.38	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on April 30, 2015).

10.39	—

Purchase Agreement, dated June 1, 2015 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 4, 2015).

10.40^	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.41^	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.42^	—	Form of Canadian Grant Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.43^	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 6, 2015).
10.44^	—

Employment Agreement dated November 1, 2015, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on November 10, 2015).

10.45^	—

Employment Agreement dated November 1, 2015, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on November 10, 2015).

10.46*	—	Fourth Amendment to Second Amended and Restated Credit Agreement dated December 18, 2015.
10.47*	—	Fifth Amendment to Second Amended and Restated Credit Agreement dated February 24, 2016.
21.1*	—	List of Subsidiaries of Global Partners LP.
23.1*	—	Consent of Ernst & Young LLP.
31.1*	—	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.
31.2*	—	Rule 13a‑14(a)/15d‑14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.
32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.
32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

^Management contract or compensatory plan or arrangement.

**Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. The Partnership undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

†Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.

††Portions of this exhibit have been omitted pursuant to an order granting confidential treatment, dated May 9, 2014 (SEC File No. 001-32593).