Form 10-Q
period 2016-03-31
GLOBAL PARTNERS LP
filed 2016-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 33,995,563 common units outstanding as of May 5, 2016.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,069	$1,116
Accounts receivable, net	308,359	311,354
Accounts receivable—affiliates	3,482	2,578
Inventories	402,872	388,952
Brokerage margin deposits	38,855	31,327
Derivative assets	43,397	66,099
Prepaid expenses and other current assets	73,467	65,609
Total current assets	887,501	867,035
Property and equipment, net	1,217,659	1,242,683
Intangible assets, net	72,871	75,694
Goodwill	435,369	435,369
Other assets	42,038	42,894
Total assets	$2,655,438	$2,663,675
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$255,798	$303,781
Working capital revolving credit facility—current portion	185,200	98,100
Environmental liabilities—current portion	5,345	5,350
Trustee taxes payable	88,005	95,264
Accrued expenses and other current liabilities	44,584	60,328
Derivative liabilities	25,923	31,911
Total current liabilities	604,855	594,734
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	275,100	269,000
Senior notes	657,213	656,564
Environmental liabilities—less current portion	66,795	67,883
Financing obligation	89,845	89,790
Deferred tax liabilities	83,280	84,836
Other long-term liabilities	56,665	56,884
Total liabilities	1,983,753	1,969,691
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,517,503 outstanding at March 31, 2016 and 33,995,563 units issued and 33,506,844 outstanding at December 31, 2015)	635,645	657,071
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2016 and December 31, 2015)	(1,341)	(1,188)
Accumulated other comprehensive loss	(7,765)	(8,094)
Total Global Partners LP equity	626,539	647,789
Noncontrolling interest	45,146	46,195
Total partners’ equity	671,685	693,984
Total liabilities and partners’ equity	$2,655,438	$2,663,675

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Sales	$1,750,812	$2,979,116
Cost of sales	1,620,753	2,810,558
Gross profit	130,059	168,558
Costs and operating expenses:
Selling, general and administrative expenses	34,984	48,786
Operating expenses	72,236	68,656
Amortization expense	2,509	5,341
Loss on sale and disposition of assets and impairment charges	6,105	437
Total costs and operating expenses	115,834	123,220
Operating income	14,225	45,338
Interest expense	(22,980)	(13,963)
(Loss) income before income tax benefit (expense)	(8,755)	31,375
Income tax benefit (expense)	920	(966)
Net (loss) income	(7,835)	30,409
Net loss attributable to noncontrolling interest	811	6
Net (loss) income attributable to Global Partners LP	(7,024)	30,415
Less: General partner’s interest in net (loss) income, including incentive distribution rights	(47)	2,179
Limited partners’ interest in net (loss) income	$(6,977)	$28,236
Basic net (loss) income per limited partner unit	$(0.21)	$0.92
Diluted net (loss) income per limited partner unit	$(0.21)	$0.92
Basic weighted average limited partner units outstanding	33,517	30,599
Diluted weighted average limited partner units outstanding	33,517	30,712

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income	$(7,835)	$30,409
Other comprehensive income:
Change in fair value of cash flow hedges	261	183
Change in pension liability	68	91
Total other comprehensive income	329	274
Comprehensive (loss) income	(7,506)	30,683
Comprehensive loss attributable to noncontrolling interest	811	6
Comprehensive (loss) income attributable to Global Partners LP	$(6,695)	$30,689

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(7,835)	$30,409
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	28,669	28,472
Amortization of deferred financing fees	1,429	1,459
Amortization of leasehold interests	313	—
Amortization of senior notes discount	343	179
Bad debt expense	50	35
Unit-based compensation expense	1,075	945
Write-off of financing fees	1,828	—
Loss on sale and disposition of assets and impairment charges	6,105	437
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	2,945	52,186
Accounts receivable-affiliate	(904)	58
Inventories	(13,920)	(15,614)
Broker margin deposits	(7,528)	(16,539)
Prepaid expenses, all other current assets and other assets	(9,952)	10,157
Accounts payable	(47,982)	(170,646)
Trustee taxes payable	(7,259)	(21,099)
Change in derivatives	16,714	16,121
Accrued expenses, all other current liabilities and other long-term liabilities	(17,607)	(30,475)
Net cash used in operating activities	(53,516)	(113,915)
Cash flows from investing activities
Acquisitions	—	(405,478)
Capital expenditures	(16,451)	(14,045)
Proceeds from sale of property and equipment	8,588	1,044
Net cash used in investing activities	(7,863)	(418,479)
Cash flows from financing activities
Net borrowings from working capital revolving credit facility	87,100	175,400
Net borrowings from revolving credit facility	6,100	383,600
Payments on line of credit	—	(700)
Repurchase of common units	—	(2,442)
Noncontrolling interest capital contribution	357	1,880
Distribution to noncontrolling interest	(595)	(1,880)
Distributions to partners	(15,630)	(22,357)
Net cash provided by financing activities	77,332	533,501
Cash and cash equivalents
Increase in cash and cash equivalents	15,953	1,107
Cash and cash equivalents at beginning of period	1,116	5,238
Cash and cash equivalents at end of period	$17,069	$6,345
Supplemental information
Cash paid during the period for interest	$17,232	$18,860

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2015	$657,071	$(1,188)	$(8,094)	$46,195	$693,984
Net (loss) income	(6,977)	(47)	—	(811)	(7,835)
Noncontrolling interest capital contribution	—	—	—	357	357
Distribution to noncontrolling interest	—	—	—	(595)	(595)
Other comprehensive income	—	—	329	—	329
Unit-based compensation	1,075	—	—	—	1,075
Distributions to partners	(15,723)	(106)	—	—	(15,829)
Dividends on repurchased units	199	—	—	—	199
Balance at March 31, 2016	$635,645	$(1,341)	$(7,765)	$45,146	$671,685

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of March 31, 2016, the Partnership had a portfolio of 1,498 owned, leased and/or supplied gasoline stations, including 274 directly operated convenience stores, in the Northeast, Maryland and Virginia.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by GMG.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2016, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,434,775 common units, representing a 21.9% limited partner interest.

Basis of Presentation

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren Equities, Inc. (“Warren”) from The Warren Alpert Foundation.  On January 14, 2015, the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  See Note 2.

The financial results of Warren and the Revere Terminal for the three months ended March 31, 2015 are included in the accompanying statement of operations for the three months ended March 31, 2015.  The accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2016.  The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Concentration of Risk

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	57%	50%
Crude oil sales and crude oil logistics revenue	8%	9%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	30%	38%
Convenience store sales, rental income and sundry sales	5%	3%
Total	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2016	2015
Wholesale segment	25%	42%
GDSO segment	70%	52%
Commercial segment	5%	6%
Total	100%	100%

See Note 10, “Segment Reporting” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2016 and 2015.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.  The Partnership has concluded that its operating segments are also its reporting units.  At March 31, 2016 and December 31, 2015, goodwill recorded in the accompanying consolidated balance sheets aggregated $435.4 million, of which $121.7 million relates to the Wholesale segment and $313.7 million relates to the Gasoline Distribution and Station Operations (“GDSO”) segment.

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

(Unaudited)

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

As of March 31, 2016, the Partnership considered whether there were any change of circumstances or events during the first quarter which would more likely than not reduce the fair value of the Wholesale segment’s reporting unit below its carrying amount.  The Partnership concluded that such events and circumstances have not occurred.

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

Note 2.    Business Combinations

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

In connection with the acquisition of Warren, the Partnership recorded acquisition costs of approximately $4.4 million for the three months ended March 31, 2015 which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.  Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended March 31, 2015.  Approximately $0.5 million of the restructuring charge was paid during the three months ended March 31, 2015, and the remaining balance of $1.8 million was paid during the year ended December 31, 2015.

Revere Terminal—On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies LLC, the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of the Partnership, and related entities for a purchase price of $23.7 million.  The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property during the eight years following the acquisition.  The contingent consideration was estimated to be $0 as of the acquisition date as the Partnership concluded that the sale of the terminal for non-petroleum use within the eight years following the acquisition is not probable.  The Partnership financed the transaction with borrowings under its revolving credit facility.  In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC was terminated.

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

No acquisition costs were recorded in connection with the acquisition of Capitol for the three months ended March 31, 2015.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the three months ended March 31, 2015 is consistent with the amounts reported in the accompanying consolidated statement of operations for the three months ended March 31, 2015.

The following unaudited pro forma information presents the consolidated results of operations of the Partnership as if the acquisition of Capitol occurred on January 1, 2015 (in thousands, except per unit data):

Three Months Ended
March 31,
2015
Sales	$3,114,370
Net income attributable to Global Partners LP	$32,810
Net income per limited partner unit, basic and diluted	$1.00

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3.    Net (Loss) Income Per Limited Partner Unit

Under the Partnership’s partnership agreement, for any quarterly period, the incentive distribution rights (“IDRs”) participate in net income only to the extent of the amount of cash distributions actually declared, thereby excluding the IDRs from participating in the Partnership’s undistributed net income or losses.  Accordingly, the Partnership’s undistributed net income or losses is assumed to be allocated to the common unitholders, or limited partners’ interest, and to the General Partner’s general partner interest.

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2016 and December 31, 2015 excluded 478,060 and 488,719 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit for the three months ended March 31, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net (loss) income attributable to Global Partners LP (1)	$(7,024)	$(6,977)	$(47)	$—	$30,415	$28,236	$2,179	$—
Declared distribution	$15,829	$15,723	$106	$—	$23,260	$21,076	$157	$2,027
Assumed allocation of undistributed net (loss) income	(22,853)	(22,700)	(153)	—	7,155	7,160	(5)	—
Assumed allocation of net (loss) income	$(7,024)	$(6,977)	$(47)	$—	$30,415	$28,236	$152	$2,027

Denominator:
Basic weighted average limited partner units outstanding		33,517				30,599
Dilutive effect of phantom units		—				113
Diluted weighted average limited partner units outstanding		33,517				30,712
Basic net (loss) income per limited partner unit		$(0.21)				$0.92
Diluted net (loss) income per limited partner unit (2)		$(0.21)				$0.92

(1)

As a result of the June 2015 issuance of 3,000,000 common units, the general partner interest was reduced to 0.67% for three months ended March 31, 2016 from 0.74% for the three months ended March 31, 2015.

(2)

Basic units were used to calculate diluted net income per limited partner unit for the three months ended March 31, 2016, as using the effects of phantom units would have an anti-dilutive effect on net income per limited partner unit.

During 2016, the board of directors of the General Partner declared the following quarterly cash distribution:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2016	$0.4625	March 31, 2016

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or market.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Distillates: home heating oil, diesel and kerosene	$143,206	$156,411
Gasoline	63,468	62,467
Gasoline blendstocks	41,897	32,542
Crude oil	116,366	102,253
Residual oil	17,236	12,895
Propane and other	1,639	1,469
Renewable identification numbers (RINs)	664	803
Convenience store inventory	18,396	20,112
Total	$402,872	$388,952

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $9.3 million and $3.4 million at March 31, 2016 and December 31, 2015, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $4.1 million and $12.1 million at March 31, 2016 and December 31, 2015, respectively.  Exchange transactions are valued using current carrying costs.

Note 5.    Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the-counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices and interest rates.  The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and uses interest rate swap instruments to reduce its exposure to fluctuations in interest rates associated with the Partnership’s credit facilities.  The Partnership accounts for derivative transactions in accordance with ASC 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance sheet and measures those instruments at fair value.  The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2016:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	56,203	Thousands of barrels
Short	(63,591)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	8,006	Thousands of barrels
Short	(6,149)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	11,677	Thousands of decatherms
Short	(11,530)	Thousands of decatherms

Interest Rate Swaps	$200.0	Millions of U.S. dollars
Interest Rate Cap	$100.0	Millions of U.S. dollars

Foreign Currency Derivatives
Open Forward Exchange Contracts (2)	$1.1	Millions of Canadian dollars
	$0.8	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

(2)	All-in forward rate Canadian dollars $1.2973 to USD $1.00.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2016	2015
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$27,839	$26,176

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(24,175)	$(23,621)

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

•

In April 2011, the Partnership executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expired on April 13, 2016, was used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the aggregate, these hedging instruments have historically been effective in hedging the variability in interest payments due to changes in the one month LIBOR swap curve or rate with respect to $300.0 million of one month LIBOR based borrowings on the credit facility.

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at March 31, 2016, the Partnership had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap, which expired on April 13, 2016, was not in a hedging relationship for the three months ended March 31, 2016 and 2015.  Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation were recorded in the consolidated statement of operations through interest expense.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the three months ended March 31, 2016 and 2015 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Three Months Ended			Three Months Ended
Derivatives Designated in	March 31,			March 31,
Cash Flow Hedging Relationship	2016	2015		2016	2015
Interest rate swaps	$28	$47	Interest expense	$—	$—

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three months ended March 31, 2016 and 2015.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2016	2015
Commodity contracts	Cost of sales	$(415)	$3,651
Forward foreign currency contracts	Cost of sales	39	18
Total		$(376)	$3,669

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Partnership does not take the normal purchase and sale exemption available under ASC 815 for its physical forward contracts.

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2016 and December 31, 2015 (in thousands):

		March 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$2,305	$40,153	$42,458
Forward derivative contracts (1)	Derivative assets	—	43,397	43,397
Total asset derivatives		$2,305	$83,550	$85,855

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$22,276	$19,259	$41,535
Forward derivative contracts (1)	Derivative liabilities		25,923	25,923
Forward foreign currency contracts	Accrued expenses and other current liabilities	—	13	13
Interest rate swap contracts	Other long-term liabilities	—	3,315	3,315
Total liability derivatives		$22,276	$48,510	$70,786

		December 31, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$83,645	$11,722	$95,367
Forward derivative contracts (1)	Derivative assets	—	66,099	66,099
Forward foreign currency contracts	Other assets	—	10	10
Total asset derivatives		$83,645	$77,831	$161,476

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$31,911	$31,911
Interest rate swap contracts	Other long-term liabilities	—	3,343	3,343
Total liability derivatives		$—	$35,254	$35,254

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

Credit Risk

The Partnership’s derivative financial instruments do not contain credit risk related to other contingent features that could cause accelerated payments when these financial instruments are in net liability positions.

The Partnership is exposed to credit loss in the event of nonperformance by counterparties to the Partnership’s exchange-traded and OTC derivative contracts, but the Partnership has no current reason to expect any material nonperformance by any of these counterparties.  Exchange-traded derivative contracts, the primary derivative instrument utilized by the Partnership, are traded on regulated exchanges, greatly reducing potential credit risks.  The Partnership utilizes primarily three clearing brokers, all major financial institutions, for all New York Mercantile Exchange (“NYMEX”), Chicago Mercantile Exchange (“CME”) and Intercontinental Exchange (“ICE”) derivative transactions and the right of offset exists with these financial institutions under master netting agreements.  Accordingly, the fair

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value of the Partnership’s exchange-traded derivative instruments is presented on a net basis in the consolidated balance sheets.  Exposure on OTC derivatives is limited to the amount of the recorded fair value as of the balance sheet dates.

Note 6.    Debt

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a senior secured credit facility (the “Credit Agreement”).  On February 24, 2016, the Partnership entered into the fifth amendment to the Credit Agreement (the “Fifth Amendment”) which reflects, among other things, the Partnership’s voluntary election to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million, for a total available commitment of $1.475 billion.  The Credit Agreement will mature on April 30, 2018.

As of March 31, 2016, the two facilities under the Credit Agreement included:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900.0 million; and

•	a $575.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then-existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.775 billion.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.475 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. Dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.475 billion.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Credit Agreement).  Pursuant to the Fifth Amendment, borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.25% to 3.50%, (2) the cost of funds rate plus 2.25% to 3.50%, or (3) the base rate plus 1.25% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 3.8% and 3.4% for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Partnership had two interest rate swaps, both of which were used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information on these cash flow hedges.  Additionally, the Partnership had an interest rate cap that was hedging variable interest.  The cap was not designated for accounting purposes.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at March 31, 2016, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $185.2 million as the current portion at March 31, 2016, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million and $150.0 million at March 31, 2016 and December 31, 2015, respectively, and the current portion was $185.2 million and $98.1 million, at March 31, 2016 and December 31, 2015, respectively.  The increase in total borrowings under the working capital revolving credit facility of $87.1 million from December 31, 2015 was primarily due to cash used in operating assets and liabilities during the year.  Inventory increased due to higher prices, and accounts payable decreased as the Partnership exited the heating season.  Lower crude oil volume also contributed to the decline in accounts payable.

As of March 31, 2016, the Partnership had total borrowings outstanding under the Credit Agreement of $610.3 million, including $275.1 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $57.9 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $806.8 million and $1.2 billion at March 31, 2016 and December 31, 2015, respectively.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets or make capital expenditures in excess of specified levels.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Fifth Amendment amended the definition of “Total Combined Leverage Ratio” to permit for an increased maximum ratio of 5.50:1.00 through the first quarter of 2017 and 5.00:1.00 thereafter.  The Partnership was in compliance with the foregoing covenants at March 31, 2016.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized deferred financing fees of $17.8 million and $19.0 million at March 31, 2016 and December 31, 2015, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $10.3 million and $11.2 million at March 31, 2016 and December 31, 2015, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $7.5 million and $7.8 million at March 31, 2016 and December 31, 2015, respectively.

On February 24, 2016, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion at December 31, 2015 to $900.0 million at March 31, 2016 and its revolving credit facility from $775.0 million at December 31, 2015 to $575.0 million at March 31, 2016.  As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-off of a portion of its deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the three months ended March 31, 2016.

Amortization expense of approximately $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015 (see Note 2), the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for the three months ended March 31, 2016 and is included in interest expense in the accompanying statement of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.3 million for the three months ended March 31, 2016.  The financing obligation balance outstanding at March 31, 2016 was $89.8 million.

Note 7.    Related Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts.  On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement was terminated.  Prior to the acquisition, the agreement was accounted for as an operating lease.  The expenses under this agreement totaled $0 and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $0 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.  These charges were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Under the AE Holdings Amended and Restated Services Agreement, the Partnership provided AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings paid the Partnership an aggregate of $15,000 per year in equal monthly installments until it was voluntarily dissolved effective on July 10, 2015.  Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The GPC Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of March 31, 2016, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $25.6 million and $29.4 million for the three months ended March 31, 2016 and 2015, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan and the General Partner’s qualified and non-qualified pension plans.

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	March 31,	December 31,
	2016	2015
Receivables from GPC	$7	$—
Receivables from the General Partner (1)	3,475	2,578
Total	$3,482	$2,578

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 8.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at March 31, 2016 consisted of 33,995,563 common units issued, including 7,434,775 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership. There have been no changes to partners’ equity during the three months ended March 31, 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Within 45 days after the end of each quarter, the Partnership will distribute all of its Available Cash (as defined in its partnership agreement) to unitholders of record on the applicable record date.  The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter, less the amount of cash reserves established by the General Partner to provide for the proper conduct of the Partnership’s business, to comply with applicable law, any of the Partnership’s debt instruments, or other agreements or to provide funds for distributions to unitholders and the General Partner for any one or more of the next four quarters.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution during 2016 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/16/2016	12/31/15	$0.4625	$15,723	$106	$—	$15,829

In addition, on April 26, 2016, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2016 through March 31, 2016 to the Partnership’s unitholders of record as of the close of business on May 6, 2015.

Note 9.    Unitholders’ Equity

At-the-Market Offering Program

On May 19, 2015, the Partnership entered into an equity distribution agreement pursuant to which the Partnership may sell from time to time through its sales agents, following a standard due diligence effort, the Partnership’s common

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

units having an aggregate offering price of up to $50.0 million.  Sales of the common units, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering, including ordinary brokers’ transactions through the facilities of the New York Stock Exchange, to or through a market maker, or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed upon by the Partnership and one or more of its sales agents.

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

As of March 31, 2016, no common units were sold by the Partnership pursuant to the at-the-market offering program.

Note 10.    Segment Reporting

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three months ended March 31, 2016 and 2015, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are meaningful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$342,729	$776,143
Crude oil (1)	148,502	252,110
Other oils and related products (2)	419,009	943,693
Total	$910,240	$1,971,946
Product margin
Gasoline and gasoline blendstocks	$16,362	$29,829
Crude oil (1)	(2,373)	15,257
Other oils and related products (2)	25,249	35,007
Total	$39,238	$80,093
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$616,103	$697,334
Station operations (3)	85,185	83,075
Total	$701,288	$780,409
Product margin
Gasoline	$65,387	$61,699
Station operations (3)	42,925	36,723
Total	$108,312	$98,422
Commercial Segment:
Sales	$139,284	$226,761
Product margin	$6,910	$11,558
Combined sales and Product margin:
Sales	$1,750,812	$2,979,116
Product margin (4)	$154,460	$190,073
Depreciation allocated to cost of sales	(24,401)	(21,515)
Combined gross profit	$130,059	$168,558

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations primarily consist of convenience store sales and rental income.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 111 million gallons and 110 million gallons of the GDSO segment’s sales for the three months ended March 31, 2016 and 2015, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Except for natural gas, predominantly all of the Commercial segment’s sales are sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Combined gross profit	$130,059	$168,558
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	34,984	48,786
Operating expenses	72,236	68,656
Amortization expense	2,509	5,341
Loss on sale and disposition of assets and impairment charges	6,105	437
Total operating costs and expenses	115,834	123,220
Operating income	14,225	45,338
Interest expense	(22,980)	(13,963)
Income tax benefit (expense)	920	(966)
Net (loss) income	(7,835)	30,409
Net loss attributable to noncontrolling interest	811	6
Net income attributable to Global Partners LP	$(7,024)	$30,415

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2016 and 2015.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its acquired retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2016 and December 31, 2015 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2016	$791,417	$3,059	$1,361,094	$499,868	$2,655,438
December 31, 2015	$774,352	$3,224	$1,392,397	$493,702	$2,663,675

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Buildings and improvements	$995,143	$992,917
Land	441,799	450,045
Fixtures and equipment	41,213	40,946
Construction in process	69,403	67,080
Capitalized internal use software	18,852	18,852
Total property and equipment	1,566,410	1,569,840
Less accumulated depreciation	348,751	327,157
Total	$1,217,659	$1,242,683

At March 31, 2016 and December 31, 2015, construction in process included $30.5 million related to the Partnership’s ethanol plant acquired from Cascade Kelly Holdings LLC (“Cascade Kelly”) in 2013.  The Partnership has begun to take steps to utilize this location by shifting the terminalling facility to ethanol transloading.  This measure is substantially related to cleaning of tanks and modifications to associated infrastructure, which commenced during the quarter ended March 31, 2016 and is expected to be completed in the third quarter of 2016.  Therefore, as of March 31, 2016 and December 31, 2015, the recorded value of the ethanol plant was included in construction in process.  After the plant has been successfully placed into service, depreciation will commence.

As part of continuing operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The loss on the sale, representing cash proceeds less net book value of assets at disposition, is recorded in loss on sale and disposition of assets and impairment charges in the accompanying consolidated statements of operations and amounted to $0.6 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Additionally, in conjunction with the periodic divestiture of gasoline stations, as well as the non-strategic owned or leasehold assets of the GDSO segment identified by the Partnership (see Note 19), the Partnership may classify certain gasoline station assets as held-for-sale.  Accordingly, the Partnership has classified 28 sites and 15 sites as held-for-sale at March 31, 2016 and December 31, 2015, respectively.  Assets held-for-sale of $12.8 million and $7.4 million at March 31, 2016 and December 31, 2015, respectively, are included in property and equipment in the accompanying balance sheets.  The Partnership recorded impairment charges related to its assets held-for-sale in the amount of $5.5 million and $0 for the three months ended March 31, 2016 and 2015, respectively, which are included in loss on sale and disposition of assets and impairment charges in the accompanying consolidated statements of operations.  Assets held-for-sale are expected to be sold within the next 12 months.

The Partnership evaluates its assets for impairment on a quarterly basis.  No other impairment charges were required for the three months ended March 31, 2016 and 2015.  However, at March 31, 2016, the Partnership had a $36.6 million remaining net book value of long‑lived assets used at its crude oil transloading terminals in North Dakota.  The long‑term recoverability of these assets might be adversely impacted by a prolonged decline in crude oil prices or crude oil differentials.  Over the long‑term, if these market conditions remain, this may become an indicator of the potential impairment of these North Dakota assets in the future.  The Partnership will monitor the pricing environment and the related impact this may have on the North Dakota operating and cash flows and whether this would constitute an impairment indicator.

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

In connection with the June 2015 acquisition of retail gasoline stations from Capitol, the Partnership assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol.  Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil Corporation (“ExxonMobil”) in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere Terminal, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

In connection with the January 2015 acquisition of Warren, the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned or leased by Warren and future remediation activities required by applicable federal, state or local law or regulation.  As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In addition to the above-mentioned environmental liabilities related to the Partnership's retail gasoline stations, the Partnership retains some of the environmental obligations associated with certain gasoline stations that the Partnership has sold.

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2016 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments in	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2015	2016	2016	2016	2016
Retail gasoline stations	$68,451	$(922)	$(525)	$360	$67,364
Terminals	4,782	(6)	—	—	4,776
Total environmental liabilities	$73,233	$(928)	$(525)	$360	$72,140
Current portion	$5,350				$5,345
Long-term portion	67,883				66,795
Total environmental liabilities	$73,233				$72,140

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

The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $7.9 million and $7.8 million in total asset retirement obligations at March 31, 2016 and December 31, 2015, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use and trading as required by the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007.  To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline that the Partnership may choose to import and a small amount of blending operations at certain facilities.  As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO.  While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results are sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was $0.1 million and $0.4 million at March 31, 2016 and December 31, 2015, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at March 31, 2016 and December 31, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Phantom Unit Awards

In 2013, the Committee granted a total of 498,112 phantom units under the LTIP to certain employees and non-employee directors of the General Partner.  In 2014, a total of 44,902 phantom units were granted to certain employees.  In 2015, a total of 76,893 phantom units were granted to certain employees and the non-employee directors.  No awards were granted during the three months ended March 31, 2016.

The phantom units for these awards vest pursuant to the terms of the grant agreements.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The Partnership recorded total compensation expense related to the above awards of $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at March 31, 2016 was approximately $13.3 million and is expected to be recognized ratably over the remaining requisite service periods.

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value
Outstanding non—vested units at December 31, 2015	595,720	38.85
Vested	(10,659)	35.94
Outstanding non—vested units at March 31, 2016	585,061	$38.91

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner has repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million. No units were purchased during the quarter ended March 31, 2016.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value at March 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$42,208	$1,189	$—	$43,397
Exchange-traded/cleared derivative instruments (2)	923	—	—	37,932	38,855
Pension plan	16,612	—	—	—	16,612
Total assets	$17,535	$42,208	$1,189	$37,932	$98,864

Liabilities:
Forward derivative contracts (1)	$—	$(24,689)	$(1,234)	$—	$(25,923)
Foreign currency derivatives	—	(13)	—	—	(13)
Interest rate swaps	—	(3,315)	—	—	(3,315)
Total liabilities	$—	$(28,017)	$(1,234)	$—	$(29,251)

	Fair Value at December 31, 2015
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$62,382	$3,717	$—	$66,099
Foreign currency derivatives	—	10	—	—	10
Exchange-traded/cleared derivative instruments (2)	95,367	—	—	(64,040)	31,327
Pension plan	16,886	—	—	—	16,886
Total assets	$112,253	$62,392	$3,717	$(64,040)	$114,322

Liabilities:
Forward derivative contracts (1)	$—	$(27,602)	$(3,653)	$—	$(31,255)
Swap agreements and options	—	(656)	—	—	(656)
Interest rate swaps	—	(3,343)	—	—	(3,343)
Total liabilities	$—	$(31,601)	$(3,653)	$—	$(35,254)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.  The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.  The carrying value of the credit facility approximates fair value due to the variable rate nature of these financial instruments.

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

The values of the Level 1 exchange-traded/cleared derivative instruments and pension plan assets were determined using quoted prices in active markets for identical assets.  Specifically, the fair values of the Level 1 exchange-traded/cleared derivative instruments were based on quoted process obtained from the NYMEX, CME and ICE.  The fair values of the Level 1 pension plan assets were based on quoted prices for identical assets which primarily consisted of fixed income securities, equity securities and cash and cash equivalents.

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data.  Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches.  The fair value of the Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models.  The fair value of the Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar.  The Partnership has not changed its valuation techniques or Level 2 inputs during the three months ended March 31, 2016.

The carrying values and fair values of the 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% Notes	$375,000	$277,500	$375,000	$307,500
7.00% Notes	$300,000	$222,000	$300,000	$249,000

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were $1.35 to $13.25 per barrel and $7.45 to $10.75 per barrel for the three months ended March 31, 2016 and 2015, respectively.  The estimates for these inputs for propane were $0.84 to $8.40 per barrel for the three months ended March 31, 2016.  For the three months ended March 31, 2015, propane was included in Level 2.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2016 (in thousands):

Fair value at December 31, 2015	$64
Realized and unrealized gains (losses) recorded in cost of sales	(109)
Fair value at March 31, 2016	$(45)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities or losses related to firm non-cancellable purchase commitments.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 11 for a discussion of the Partnership’s assets held-for-sale.

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

On July 1, 2015 the Partnership commenced business in Canada through its wholly owned Canadian subsidiary, Global Partners Energy Canada ULC (“GPEC”).  GPEC predominantly consists of sourcing crude oil and other petroleum based products for sale to the Partnership and customers in Canada.  GPEC is a taxable entity for Canadian corporate income and branch taxes.  In its first year of operations, GPEC realized a pre-tax loss generating a net operating loss that might be used to offset future taxable income when GPEC operates at a profit.  The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” recognition criteria in accordance with the accounting guidance regarding income taxes.  Based upon projections of future taxable income, limited capital assets and market conditions, the Partnership has provided a full valuation allowance against the GPEC deferred tax asset.

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

Other

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally relates to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

request for information.  The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  The Partnership has cooperated fully with the agency and believes responsive information will demonstrate that the Partnership’s operations at the Albany Terminal are in compliance with all pertinent requirements.

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

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA.  In summary, this lawsuit alleges that the Partnership’s operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what they contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA.  The Partnership believes that it has meritorious defenses against all allegations.  On February 26, 2016, the Partnership filed a motion to dismiss the CAA action and a decision from the Court is expected during the summer of 2016.  At this time, all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

On May 29, 2015 and in connection with a commercial dispute with Tethys Trading Company LLC (“Tethys”), the Partnership received a notice from Tethys alleging a default under, and purporting to terminate, the Partnership’s contract with Tethys for crude oil services at the Partnership’s Oregon facility.  However, the Partnership does not believe Tethys had the right to terminate the contract, and the Partnership will continue to investigate and determine the appropriate action to take to enforce its rights under the agreement.  The Partnership had expected to receive fees from this contract of approximately $13.2 million for the period July 1, 2015 through December 31, 2015 and approximately $105.2 million in the aggregate for the remaining four years of the contract.

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

The Partnership has a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to the Partnership in connection with certain agreements for the purchase and sale of ethanol.  The parties had agreed to arbitrate under the rules of the American Arbitration Association.  The Partnership filed for arbitration on March 24, 2015 and the hearing was conducted in March 2016.  A decision is anticipated either in the latter part of the second quarter or during the third quarter of this calendar year.  Each party has reserved the right to appeal the decision pursuant to the rules of the American Arbitration Association.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 16, 2014, the Partnership received a subpoena from the SEC requesting information for relevant time periods primarily relating to the Partnership’s accounting for RINs and the restatements of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  The Partnership has cooperated fully with the SEC and believes it has provided the SEC with all requested materials.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (“NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015.  The Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV.  The Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 (in thousands):

	Pension
Three Months Ended March 31, 2016	Plan	Derivatives	Total
Balance at December 31, 2015	$(4,436)	$(3,658)	$(8,094)
Other comprehensive income before reclassifications of gain (loss)	77	261	338
Amount of gain (loss) reclassified from accumulated other comprehensive income	(9)	—	(9)
Total comprehensive income	68	261	329
Balance at March 31, 2016	$(4,368)	$(3,397)	$(7,765)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 18.    New Accounting Standards

Accounting Standards or Updates Recently Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.”  This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The acquirer still must disclose the amounts and reasons for adjustments to the provisional amounts.  The acquirer also must disclose, by line item, the amount of the adjustment reflected in the current-period income statement that would have been recognized in previous periods if the adjustment to provisional amounts had been recognized as of the acquisition date.  Alternatively, an

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

acquirer may present those amounts separately on the face of the income statement.  The Partnership adopted this standard on January 1, 2016.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

Accounting Standards or Updates Not Yet Effective

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation:  Improvements to Employee Share-Based Payment Accounting.”  This standard simplifies several aspects of the accounting for share-based payment award transactions, including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging:  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”  This standard clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, “Leases.”  This standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  This standard is effective beginning in the first quarter of 2019.  Early adoption of this standard is permitted.  The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value.  This standard also requires the change in fair value of many equity investments to be recognized in net income.  This standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This standard also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and assets recognized from the costs to obtain or fulfill a contract.  In July 2015, the FASB approved a one-year deferral of the effective date of the standard to fiscal periods beginning after December 15, 2017.  The Partnership is evaluating the guidance to determine the impact it will have on its consolidated financial statements.

Note 19.    Subsequent Events

The Partnership has identified certain non-strategic owned or leasehold assets of the GDSO segment which could result in the sale of more than 100 sites.  These assets did not meet the criteria to be presented as held for sale as of March 31, 2016.  In April of 2016, the Partnership retained a real estate firm to coordinate the sale of 86 of these sites.

On April 26, 2016, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from January 1, 2016 through March 31, 2016.  On May 16, 2016, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 6, 2016.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, the Condensed Consolidating Statements of Operations for the three months ended March 31, 2016 and 2015 and the Condensed Consolidating Statements of Cash Flows for three months ended March 31, 2016 and 2015 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2016

(In thousands)

	Issuer	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,149	$3,920	$—	$17,069
Accounts receivable, net	308,190	169	—	308,359
Accounts receivable - affiliates	3,713	1,039	(1,270)	3,482
Inventories	402,872	—	—	402,872
Brokerage margin deposits	38,855	—	—	38,855
Derivative assets	43,397	—	—	43,397
Prepaid expenses and other current assets	72,986	481	—	73,467
Total current assets	883,162	5,609	(1,270)	887,501
Property and equipment, net	1,217,659	—	—	1,217,659
Intangible assets, net	36,273	36,598	—	72,871
Goodwill	349,306	86,063	—	435,369
Other assets	42,038	—	—	42,038
Total assets	$2,528,438	$128,270	$(1,270)	$2,655,438

Liabilities and partners' equity
Current liabilities:
Accounts payable	$255,451	$347	$—	$255,798
Accounts payable - affiliates	1,039	231	(1,270)	—
Working capital revolving credit facility - current portion	185,200	—	—	185,200
Environmental liabilities - current portion	5,345	—	—	5,345
Trustee taxes payable	88,005	—	—	88,005
Accrued expenses and other current liabilities	44,418	166	—	44,584
Derivative liabilities	25,923	—	—	25,923
Total current liabilities	605,381	744	(1,270)	604,855
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	275,100	—	—	275,100
Senior notes	657,213	—	—	657,213
Environmental liabilities - less current portion	66,795	—	—	66,795
Financing obligation	89,845	—	—	89,845
Deferred tax liabilities	83,280	—	—	83,280
Other long-term liabilities	56,665	—	—	56,665
Total liabilities	1,984,279	744	(1,270)	1,983,753

Partners' equity
Global Partners LP equity	544,159	82,380	—	626,539
Noncontrolling interest	—	45,146	—	45,146
Total partners' equity	544,159	127,526	—	671,685
Total liabilities and partners' equity	$2,528,438	$128,270	$(1,270)	$2,655,438

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$1,750,281	$2,633	$(2,102)	$1,750,812
Cost of sales	1,620,015	2,840	(2,102)	1,620,753
Gross profit	130,266	(207)	—	130,059

Costs and operating expenses:
Selling, general and administrative expenses	34,751	233	—	34,984
Operating expenses	70,649	1,587	—	72,236
Amortization expense	2,509	—	—	2,509
Loss on sale and disposition of assets and impairment charges	6,105	—	—	6,105
Total costs and operating expenses	114,014	1,820	—	115,834

Operating income (loss)	16,252	(2,027)	—	14,225

Interest expense	(22,980)	—	—	(22,980)

Loss before income tax benefit	(6,728)	(2,027)	—	(8,755)

Income tax benefit	920	—	—	920

Net loss	(5,808)	(2,027)	—	(7,835)

Net loss attributable to noncontrolling interest	—	811	—	811

Net loss attributable to Global Partners LP	(5,808)	(1,216)	—	(7,024)

Less: General partner's interest in net loss, including incentive distribution rights	(47)	—	—	(47)

Limited partners' interest in net loss	$(5,761)	$(1,216)	$—	$(6,977)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,975,185	$8,050	$(4,119)	$2,979,116
Cost of sales	2,812,472	2,205	(4,119)	2,810,558
Gross profit	162,713	5,845	—	168,558

Costs and operating expenses:
Selling, general and administrative expenses	48,026	760	—	48,786
Operating expenses	66,317	2,339	—	68,656
Amortization expense	2,586	2,755	—	5,341
Loss on sale and disposition of assets and impairment charges	437	—	—	437
Total costs and operating expenses	117,366	5,854	—	123,220

Operating income (loss)	45,347	(9)	—	45,338

Interest expense	(13,958)	(5)	—	(13,963)

Income (loss) before income tax expense	31,389	(14)	—	31,375

Income tax expense	(966)	—	—	(966)

Net income (loss)	30,423	(14)	—	30,409

Net loss attributable to noncontrolling interest	—	6	—	6

Net income (loss) attributable to Global Partners LP	30,423	(8)	—	30,415

Less: General partner's interest in net income, including incentive distribution rights	2,179	—	—	2,179

Limited partners' interest (loss) in net income	$28,244	$(8)	$—	$28,236

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in operating activities	$(53,341)	$(175)	$(53,516)

Cash flows from investing activities
Capital expenditures	(16,451)	—	(16,451)
Proceeds from sale of property and equipment	8,588	—	8,588
Net cash used in investing activities	(7,863)	—	(7,863)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	87,100	—	87,100
Net borrowings from revolving credit facility	6,100	—	6,100
Noncontrolling interest capital contribution	952	(595)	357
Distribution to noncontrolling interest	(595)	—	(595)
Distributions to partners	(15,630)	—	(15,630)
Net cash provided by (used in) financing activities	77,927	(595)	77,332

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	16,723	(770)	15,953
Cash and cash equivalents at beginning of period	(3,574)	4,690	1,116
Cash and cash equivalents at end of period	$13,149	$3,920	$17,069

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(117,146)	$3,231	$(113,915)

Cash flows from investing activities
Acquisitions	(405,478)	—	(405,478)
Capital expenditures	(12,712)	(1,333)	(14,045)
Proceeds from sale of property and equipment	1,044	—	1,044
Net cash used in investing activities	(417,146)	(1,333)	(418,479)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	175,400	—	175,400
Net borrowings from revolving credit facility	383,600	—	383,600
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(2,442)	—	(2,442)
Noncontrolling interest capital contribution	1,880	—	1,880
Distribution to noncontrolling interest	(1,880)	—	(1,880)
Distributions to partners	(22,357)	—	(22,357)
Net cash provided by (used in) financing activities	534,201	(700)	533,501

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(91)	1,198	1,107
Cash and cash equivalents at beginning of period	2,560	2,678	5,238
Cash and cash equivalents at end of period	$2,469	$3,876	$6,345

Placeholder-please do not delete

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.  A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015 and to date 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  We also receive revenue from convenience store sales and gasoline station rental income.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of March 31, 2016, we had a portfolio of 1,498 owned, leased and/or supplied gasoline stations, including 274 directly operated convenience stores, in the Northeast, Maryland and Virginia.

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

Collectively, we sold approximately $1.7 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three months ended March 31, 2016.  In addition, we had other revenues of approximately $85.2 million for the three months ended March 31, 2016, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations and from cobranding arrangements.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the New York Mercantile Exchange (“NYMEX”), Chicago Mercantile Exchange (“CME”), Intercontinental Exchange (“ICE”) or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane.  We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts.  We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners on the East and West Coasts.  We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

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

As of March 31, 2016, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	274
Commissioned agents	283
Lessee dealers	274
Contract dealers	667
Total	1,498

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall forward market for refined petroleum products, renewable fuels, crude oil, natural gas and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil, natural gas and propane, price volatility and the market for such products.  Prices in the overall forward market for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil could adversely affect the economics of domestic crude oil production which, in turn, could have an adverse effect on our crude oil logistics activities and sales.  A significant decrease in differentials could also have an adverse effect on our crude oil logistics activities and sales.  In addition, a prolonged decline in crude oil prices and differentials may become an indicator of the potential impairment of our long-lived assets used at our crude oil transloading terminals in North Dakota and/or goodwill within our crude oil business in our Wholesale reporting unit.

•

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015.  The reduction in the distribution primarily reflected the continuing weakness in the crude oil market.  The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 and first quarter 2016 results.  On April 26, 2016, we announced that we would maintain the quarterly distribution of $0.4625 per unit for the first quarter of 2016.

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.  For example, during 2015 and to date 2016, we experienced adverse market conditions in crude oil caused by an over-supplied and crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance.  These measurements include:  (1) product margin, (2) gross profit, (3) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, (4) distributable cash flow, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses, and (7) degree day.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures used as supplemental financial measures by management and may be used by external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

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

Adjusted EBITDA is EBITDA further adjusted for the gain or loss on the sale and disposition of assets and impairment charges.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations used in our business.  Lease payments and storage expenses, maintenance and repair, utilities, credit card fees, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  The majority of these expenses remains relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands, except per unit amounts and cents per gallon):

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income attributable to Global Partners LP	$(7,024)	$30,415
Adjusted EBITDA (1)	$48,677	$72,278
Distributable cash flow (2)(3)	$16,381	$53,710
Wholesale Segment:
Volume (gallons)	814,985	1,152,955
Sales
Gasoline and gasoline blendstocks	$342,729	$776,143
Crude oil (4)	148,502	252,110
Other oils and related products (5)	419,009	943,693
Total	$910,240	$1,971,946
Product margin
Gasoline and gasoline blendstocks	$16,362	$29,829
Crude oil (4)	(2,373)	15,257
Other oils and related products (5)	25,249	35,007
Total	$39,238	$80,093
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	363,847	341,458
Sales
Gasoline	$616,103	$697,334
Station operations (6)	85,185	83,075
Total	$701,288	$780,409
Product margin
Gasoline	$65,387	$61,699
Station operations (6)	42,925	36,723
Total	$108,312	$98,422
Commercial Segment:
Volume (gallons)	127,725	126,382
Sales	$139,284	$226,761
Product margin	$6,910	$11,558
Combined sales and product margin:
Sales	$1,750,812	$2,979,116
Product margin (7)	$154,460	$190,073
Depreciation allocated to cost of sales	(24,401)	(21,515)
Combined gross profit	$130,059	$168,558

GDSO portfolio as of March 31, 2016 and 2015:	2016	2015
Company operated	274	287
Commissioned agents	283	269
Lessee dealers	274	211
Contract dealers	667	680
Total GDSO portfolio	1,498	1,447

	Three Months Ended
	March 31,
	2016	2015
Weather conditions:
Normal heating degree days	2,901	2,870
Actual heating degree days	2,560	3,456
Variance from normal heating degree days	(12)%	20%
Variance from prior period actual heating degree days	(26)%	10%

(1)

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

(3)

Distributable cash flow includes a loss on sale and disposition of assets and impairment charges of $6.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  Excluding the loss on sale and disposition of assets and impairment charges, distributable cash flow would have been $22.5  million and $54.1 million for the three months ended March 31, 2016 and 2015, respectively

(4)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(5)	Other oils and related products primarily consist of distillates, residual oil and propane.
(6)	Station operations primarily consist of convenience stores sales and rental income.
(7)

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	March 31,
	2016	2015
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(7,835)	$30,409
Net loss attributable to noncontrolling interest	811	6
Net (loss) income attributable to Global Partners LP	(7,024)	30,415
Depreciation and amortization, excluding the impact of noncontrolling interest	27,536	26,499
Interest expense, excluding the impact of noncontrolling interest	22,980	13,961
Income tax (benefit) expense	(920)	966
EBITDA	42,572	71,841
Loss on sale and disposition of assets and impairment charges	6,105	437
Adjusted EBITDA	$48,677	$72,278

Reconciliation of net cash used in operating activities to EBITDA and Adjusted EBITDA:
Net cash used in operating activities	$(53,516)	$(113,915)
Net changes in operating assets and liabilities and certain non-cash items	74,350	172,796
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(322)	(1,967)
Interest expense, excluding the impact of noncontrolling interest	22,980	13,961
Income tax (benefit) expense	(920)	966
EBITDA	42,572	71,841
Loss on sale and disposition of assets and impairment charges	6,105	437
Adjusted EBITDA	$48,677	$72,278

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	March 31,
	2016	2015
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(7,835)	$30,409
Net loss attributable to noncontrolling interest	811	6
Net (loss) income attributable to Global Partners LP	(7,024)	30,415
Depreciation and amortization, excluding the impact of noncontrolling interest	27,536	26,499
Amortization of deferred financing fees and senior notes discount	1,772	1,638
Amortization of routine bank refinancing fees	(1,077)	(1,121)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(4,826)	(3,721)
Distributable cash flow (1)	$16,381	$53,710

Reconciliation of net cash used in operating activities to distributable cash flow:
Net cash used in operating activities	$(53,516)	$(113,915)
Net changes in operating assets and liabilities and certain non-cash items	74,350	172,796
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(322)	(1,967)
Amortization of deferred financing fees and senior notes discount	1,772	1,638
Amortization of routine bank refinancing fees	(1,077)	(1,121)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(4,826)	(3,721)
Distributable cash flow (1)	$16,381	$53,710

(1)

Includes a loss on sale and disposition of assets and impairment charges of $6.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  Excluding the loss on sale and disposition of assets and impairment charges, distributable cash flow would have been $22.5  million and $54.1 million for the three months ended March 31, 2016 and 2015, respectively.

Consolidated Sales

Our total sales were $1.8 billion and $3.0 billion for the three months ended March 31, 2016 and 2015, respectively, a decrease of $1.2 billion, or 41%, primarily due to a decrease in prices and to a decline in volume sold.  Our aggregate volume of product sold was 1.3 billion gallons and 1.6 billion gallons for the three months ended March 31, 2016 and 2015, respectively, a decrease of approximately 315 million gallons, or 19%.  The decrease in volume sold includes a decrease of 338 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks and in distillates.  The decrease in the Wholesale segment volume sold was partially offset by increases of 22 million gallons in our GDSO segment, primarily due to the Capitol acquisition in June of 2015, and 1 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $130.1 million and $168.6 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $38.5 million, or 23%, primarily due to tighter margins in crude oil, favorable market conditions in Wholesale gasoline during the first quarter of 2015 that were not present in the first quarter of 2016 and warmer weather quarter over quarter.  The decrease in gross profit in our Wholesale segment was partially offset by an increase in our GDSO segment, due primarily to the Capitol acquisition.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $342.7 million and $776.1 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease of approximately $433.4 million, or 56%, was primarily due to a decrease in volume sold.  The decrease in volume sold was due, in part, to an elective change in supply logistics for a particular gasoline customer in early 2015, which did not have a material impact on our product margin.  Our gasoline and gasoline blendstocks product margin was $16.4 million and $29.8 million for the three months ended March 31, 2016 and 2015, a decrease of $13.4 million, or 45%, primarily due to favorable market conditions in wholesale gasoline in the first quarter of 2015 that were not present in the first quarter of 2016.

Crude Oil.  Crude oil sales and logistics revenues were $148.5 million and $252.1 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $103.6 million, or 41%, due primarily to a decline in crude oil prices.  We had a negative product margin from crude oil of $2.4 million for the first quarter of 2016 compared to a product margin of $15.3 million for the first quarter of 2015, a decrease of $17.7 million, or 116%, primarily due to the result of tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East and West Coasts competitive with imports.  Additionally, logistics volume was lower due to declining volumes with one particular contract customer.  Our crude oil product margin for the first quarters of 2016 and 2015 was negatively impacted by fixed costs which included contracted barges, pipeline commitments and railcar leases.  The primary fixed cost in the first quarter of 2016 was our railcar lease expense of $11.7 million that was allocated to crude oil, as compared to $11.6 million in the first quarter of 2015.  Approximately two-thirds of these cars were in storage as of March 31, 2016.  The future lease expense for these railcars is estimated at $33.6 million for the remainder of 2016, and $45.0 million and $39.0 million in 2017 and 2018, respectively, with a significant reduction to approximately $20.0 million in 2019 after which the leases expire.  These cars can be used either in crude oil or ethanol service.  For the first quarter of 2015, our crude oil product margin was also negatively impacted by a $5.0 million reserve related to a customer dispute.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $419.0 million and $943.7 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $524.7 million, or 56%, due to a decrease in volume sold and a decline in prices.  Our product margin from other oils and related products was $25.2 million and $35.0 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $9.8 million, or 28%, primarily due to warmer weather.  Temperatures were 12% warmer than normal during the first quarter of 2016 and 26% warmer than the first quarter of 2015.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $616.1 million and $697.3 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $81.2 million, or 12%, due to a decrease in prices, offset by an increase in volume sold due to the acquisition of Capitol.  Our product margin from gasoline distribution was $65.4 million and $61.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.7 million, or 6%, largely due to the Capitol acquisition.  However, our product margin in gasoline distribution for the first quarter of 2016 was negatively impacted by rising gasoline prices during February and March.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $85.2 million and $83.1 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.1 million. Our product margin from station operations was $42.9 million and $36.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $6.2 million.  The increases in sales and product margin for the three months ended March 31, 2016 were largely due to the Capitol acquisition.

Results for Commercial Segment

Our commercial sales were $139.3 million and $226.8 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $87.5 million, or 39%, due to a decrease in prices.  Our commercial product margin was $6.9 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $4.7 million, or 40%, primarily due to warmer weather during the first quarter of 2016 compared to the same period in 2015 which negatively impacted our weather-sensitive products.

Selling, General and Administrative Expenses

SG&A expenses were $35.0 million and $48.8 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of approximately $13.8 million, or 28%, including decreases of $5.1 million in accrued incentive compensation, $1.8 million in research and development expenses and professional fees and $1.5 million in various other SG&A expenses.  The decrease in SG&A expenses also reflects $4.4 million in acquisition costs and $2.3 million in restructuring charges in connection with the Warren acquisition in the first quarter of 2015.  The decrease in SG&A expenses was offset by $1.3 million in severance charges incurred related to the January 2016 reduction in our workforce.

Operating Expenses

Operating expenses were $72.2 million and $68.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $3.5 million, or 5%, due to an increase of $3.9 million associated with our GDSO segment, primarily due to the Capitol acquisition, largely in rent expense, maintenance and repairs and property taxes, and $0.1 million in severance charges incurred related to the January 2016 reduction in our workforce.  In addition, in the first quarter of 2016, we initiated steps to utilize our Oregon facility for ethanol transloading for which we incurred approximately $1.6 million in costs associated with the cleaning of tanks.  The increase in operating expenses was offset by decreases of $0.8 million in operating costs at our Basin Transload facilities in North Dakota, $0.5 million decrease in operating expenses associated with our Oregon facility and $0.8 million decrease in various operating expenses associated with our terminal operations.

Amortization Expense

Amortization expense related to our intangible assets was $2.5 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $2.8 million.  The decrease was due to intangibles that became fully amortized during the second quarter of 2015, partially offset by the intangible assets acquired in the Warren and Capitol acquisitions.

Loss on Sale and Disposition of Assets and Impairment Charges

Loss on sale and disposition of assets and impairment charges were $6.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, we recorded impairment charges of $5.5 million related to our assets classified as held-for-sale and recognized a $0.6 million loss on the sale of gasoline stations.  We did not record any impairment charges for three months ended March 31, 2015.  See Note 11 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $23.0 million and $14.0 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $9.0 million, or 64%.  The increase was due primarily to (i) increased interest related to the 7.00% Notes (ii) additional borrowings related to the Capitol acquisition; (iii) $2.4 million for the first quarter of 2016 associated with the financing obligation recognized in connection with the acquisition of Capitol; and (iv) $1.8 million associated with the write-off of a portion of our deferred financing fees associated with the elected reduction in our working capital revolving credit facility and our  revolving credit facility.  Please see Note 6 of Notes to Consolidated Financial Statements for additional information on the 7.00% Notes, the financing obligation and the write-off of deferred financing fees.

Income Tax Benefit (Expense)

Income tax benefit of $0.9 million and income tax expense of ($0.9 million) for the three months ended March 31, 2016 and 2015, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest of $811,000 and $6,000 for the three months ended March 31, 2016 and 2015, respectively, represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $282.6 million and $272.3 million at March 31, 2016  and December 31, 2015, respectively, an increase of $10.3 million, primarily due to (i) a $15.9 million increase in cash; (ii) a $13.9 million increase in inventories due to higher prices; iii) a $15.7 million decrease accrued expenses and other current liabilities, in part due to an $8.3 million reduction in incentive compensation; iv) a $7.3 million decrease in trustee taxes; and (v) a $48.0 million reduction in accounts payable as we exited the heating season and also because of lower crude oil volume.  The net increases more than offset an $87.1 million increase in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements).

Cash Distributions

During 2016, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 16, 2016 (1)	$15.8 million	Fourth quarter 2015

(1)

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

On April 26, 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from January 1, 2016 through March 31, 2016 to our unitholders of record as of the close of business on May 6, 2016.  We expect to pay the cash distribution of approximately $15.8 million on May 16, 2016.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2016 were as follows (in thousands):

	Payments due by period
	Remainder of				2020 and
Contractual Obligations	2016	2017	2018	2019	Thereafter	Total
Credit facility obligations (1)	$194,822	$78,828	$78,828	$—	$—	$352,478
Senior notes obligations (2)	38,883	44,438	44,438	44,438	807,094	979,291
Operating lease obligations (3)	126,066	137,435	110,850	65,292	157,310	596,953
Capital lease obligations	132	201	97	—	—	430
Other long-term liabilities (4)	20,411	26,344	24,659	32,652	98,445	202,511
Financing obligation (5)	7,117	9,688	9,917	10,150	107,811	144,683
Total	$387,431	$296,934	$268,789	$152,532	$1,170,660	$2,276,346

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31,2016 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)	Includes principal and interest on the 6.25% Notes and the 7.00% Notes. No principal payments are required prior to maturity.
(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barges.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements. Other long-term liabilities includes pension and deferred compensation obligations.

(5)

Includes lease rental payments in connection with the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions that did not meet the criteria for sale accounting and will be classified as interest expense on the financing obligation and the pay-down of the financing obligation.  See Note 6 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to expand, upgrade and enhance existing operations and to meet environmental and operations regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $4.8 million and $3.7 million in maintenance capital expenditures for three months ended March 31, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows and largely consisted of investments in our gasoline stations.  Specifically, approximately $3.9 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, new-to-industry gasoline stations and convenience stores, storage flexibility at various terminals and by adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $11.6 million and $369.9 million in expansion capital expenditures for the three months ended March 31, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the three months ended March 31, 2016, the $11.6 million in expansion capital expenditures consisted of (i) $5.5 million in costs associated with our terminal assets, including dock expansion at our Oregon facility and tank construction projects, (ii) $5.3 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and (iii) $0.8 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment.

For the three months ended March 31, 2015, the $369.9 million in expansion capital expenditures consisted of $359.6 million in property and equipment associated with the acquisitions of Warren and the Revere Terminal.  In addition, we had $10.3 million in expansion capital expenditures which consists of (i) $6.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, (ii) $2.6 million in costs associated with our crude oil activities, including, in part, tank construction projects, rail expansion and improvement costs and equipment upgrades and (iii) $1.3 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals. Certain of the $2.6 million for the three months ended March 31, 2015 in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(53,516)	$(113,915)
Net cash used in investing activities	$(7,863)	$(418,479)
Net cash provided by financing activities	$77,332	$533,501

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was $53.5 million and $113.9 million for the three months ended March 31, 2016 and 2015, respectively, for a period-over-period decrease in cash used in operating activities of $60.4 million.  The primary drivers of the change include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2016	2015	Change
Decrease in accounts receivable	$2,945	$52,186	$(49,241)
Increase in inventories	$(13,920)	$(15,614)	$1,694
Decrease in accounts payable	$(47,982)	$(170,646)	$122,664

During the three months ended March 31, 2016, the decrease in accounts payable was primarily due to the change in activity as we exited the heating season and because of lower crude oil volume sold.  In addition, due to favorable market conditions, we elected to use our storage capacity to carry increased levels of inventory.  The decrease in net cash used in operating activities also reflects the period-over-period decrease in net income of $38.2 million.

During the three months ended March 31, 2015, the decreases in accounts receivable and accounts payable were primarily due to the change in activity as we exited the heating season.  In addition, due to favorable market conditions, we elected to use our storage capacity to carry increased levels of inventory.

Net cash used in investing activities was $7.9 million for the three months ended March 31, 2016 included $11.6 million in expansion capital expenditures and $4.8 million in maintenance capital expenditures, offset by $8.5 million in proceeds from the sale of property and equipment.

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

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2016 and 2015.

Net cash provided by financing activities was $77.3 million for the three months ended March 31, 2016 and included $87.1 million in net borrowings from our working capital revolving credit facility, $6.1 million in net borrowings from our revolving credit facility and $0.3 million in capital contributions from our noncontrolling interest at Basin Transload.  Net cash provided by financing activities was offset by $15.6 million in cash distributions to our common unitholders and our general partner and $0.6 million in distributions to our noncontrolling interest at Basin Transload.

Net cash provided by financing activities was $533.5 million for the three months ended March 31, 2015 and included $383.6 million in net borrowings on our revolving credit facility to fund the acquisitions of Warren and the Revere Terminal, $175.4 million in net borrowings on our working credit facility and $1.9 million in capital contributions from our noncontrolling interest at Basin Transload.  Net cash provided by financing activities was offset by $22.4 million in cash distributions to our common unitholders and our general partner, $2.4 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our general partner’s obligations, $1.9 million distributions to our noncontrolling interest at Basin Transload and $0.7 million in net payments on our line of credit related to Basin Transload.

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a senior secured credit facility.  On February 24, 2016, we entered into the fifth amendment to the credit agreement (the “Fifth Amendment”) which reflects, among other things, our voluntary election to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million, for a total available commitment of $1.475 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of March 31, 2016, the two facilities under the credit agreement included:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $900.0 million; and
•	a $575.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions of our then-existing credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.775 billion.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.475 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. Dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement).  Swing line loans will bear interest at the Base Rate (as defined in the credit agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.475 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement).  Pursuant to the Fifth Amendment, borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.25% to 3.50%, (2) the cost of funds rate plus 2.25% to 3.50%, or (3) the base rate plus 1.25% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).

The average interest rates for the credit agreement were 3.8% and 3.4% for the three months ended March 31, 2016 and 2015, respectively.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of March 31, 2016, we had total borrowings outstanding under the credit agreement of $610.3 million, including $275.1 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $57.9 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $806.8 million and $1.2 billion at March 31, 2016 and December 31, 2015, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Fifth Amendment amended the definition of “Total Combined Leverage Ratio” to permit for an increased maximum ratio of 5.50:1.00 through the first quarter of 2017 and 5.00:1.00 thereafter.  We were in compliance with the foregoing covenants at March 31, 2016.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are amortized over the life of the credit agreement or other financing arrangements.  We capitalized deferred financing fees of $17.8 million and $19.0 million at March 31, 2016 and December 31, 2015, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $10.3 million and $11.2 million at March 31, 2016 and December 31, 2015, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $7.5 million and $7.8 million at March 31, 2016 and December 31, 2015, respectively.

On February 24, 2016, we voluntarily elected to reduce our working capital revolving credit facility from $1.0 billion at December 31, 2015 to $900.0 million at March 31, 2016 and our revolving credit facility from $775.0 million at December 31, 2015 to $575.0 million at March 31, 2016.  As a result, we incurred expenses of approximately $1.8 million associated with the write-off of a portion of its deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the three months ended March 31, 2016.

Amortization expense of approximately $1.4 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, are included in interest expense in the accompanying consolidated statements of operations.

Financing Obligation

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for the three months ended March 31, 2016 and is included in interest expense in the accompanying statement of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.3 million for the three months ended March 31, 2016.  The financing obligation balance outstanding at March 31, 2016 was $89.8 million.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments, valuation of intangibles and other long-lived assets, goodwill (discussed below), environmental and other liabilities and related party transactions.

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

As of March 31, 2016, we considered whether there were any change of circumstances or events during the first quarter which would more likely than not reduce the fair value of the Wholesale segment’s reporting unit below its carrying amount.  We concluded that such events and circumstances have not occurred.

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

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

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

As of March 31, 2016, we had total borrowings outstanding under our credit agreement of $610.3 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $6.1 million annually, assuming, however, that our indebtedness remained constant throughout the year.

In October 2009, we executed an interest rate swap with a major financial institution.  The swap, which became effective on May 16, 2011 and expires on May 16, 2016, is used to hedge the variability in interest payments due to changes in the one-month LIBOR swap curve with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility at a fixed rate of 3.93%.

In April 2011, we executed an interest rate cap with a major financial institution.  The rate cap, which became effective on April 13, 2011 and expired on April 13, 2016, was used to hedge the variability in interest payments due to changes in the one-month LIBOR rate above 5.5% with respect to $100.0 million of one-month LIBOR-based borrowings on the credit facility.

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

In the aggregate as of March 31, 2016, these hedging instruments historically have hedged the variability in interest payments due to changes in the one-month LIBOR swap curve or rate with respect to $300.0 million of one-month LIBOR-based borrowings on the credit facility.

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% Notes (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  Accordingly, at March 31, 2016, we had in place two interest rate swap agreements which are hedging $200.0 million of variable rate debt, both of which continue to be accounted for as cash flow hedges.  The interest rate cap, which expired on April 13, 2016, was not in a hedging relationship for the three months ended March 31, 2016 and 2015.  Accordingly, all changes in fair value of this instrument were recorded in the consolidated statements of operations through interest expense.

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

At March 31, 2016, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at
	March 31,	Effect of 10%	Effect of 10%
	2016	Price Increase	Price Decrease
Exchange traded derivative contracts	$923	$(45,012)	$45,012
Forward derivative contracts	17,474	2,050	(2,050)
	$18,397	$(42,962)	$42,962

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at March 31, 2016.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $38.9 million at March 31, 2016.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is

recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the Clean Air Act (“CAA”).  The information requested generally relates to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including, but not limited to, gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  We have cooperated fully with the agency and believe responsive information will demonstrate that our operations at the Albany Terminal are in compliance with all pertinent requirements.

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

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA.   In summary, this lawsuit alleges that our operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel us both to apply for what they contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA.  We believe that we have meritorious defenses against all allegations.  On February 26, 2016, we filed a motion to dismiss the CAA action and a decision from the Court is expected during the summer of 2016.  At this time, all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

On May 29, 2015 and in connection with a commercial dispute with Tethys Trading Company LLC (“Tethys”), we received a notice from Tethys alleging a default under, and purporting to terminate, our contract with Tethys for crude oil services at our Oregon facility.  However, we do not believe Tethys had the right to terminate the contract, and we will continue to investigate and determine the appropriate action to take to enforce our rights under the agreement.  We had expected to receive fees from this contract of approximately $13.2 million for the period July 1, 2015 through December 31, 2015 and approximately $105.2 million in the aggregate for the remaining four years of the contract.

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

We have a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involves Lansing’s failure to transfer Renewable Fuel Identification Numbers to us in connection with certain agreements for the purchase and sale of ethanol.  The parties had agreed to arbitrate under the rules of the American Arbitration Association.  We filed for arbitration on March 24, 2015 and the hearing was conducted in March, 2016.  A decision is anticipated either in the latter part of the second quarter or during the third quarter of this calendar year.  Each party has reserved the right to appeal the decision pursuant to the rules of the American Arbitration Association.

On May 16, 2014, we received a subpoena from the SEC requesting information for relevant time periods primarily relating to our accounting for Renewable Identification Numbers and the restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  We have cooperated fully with the SEC and believe we have provided the SEC with all requested materials.

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a Notice of Violation (the “NOV”) was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  We have responded to the Supplemental NOV and engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

Item 6.Exhibits

Exhibits required to be filed by Item 601 of Registration S-K are set forth in the Exhibit Index accompanying this Quarterly Report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2016		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016		By:	/s/ Daphne H. Foster
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

4.3	—

Indenture, dated as of June 4, 2015, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 4, 2015).

4.4	—

Registration Rights Agreement, dated June 4, 2015, among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 4, 2015).

10.1	—

Fifth Amendment to Second Amended and Restated Credit Agreement dated February 24, 2016 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on February 19, 2016).

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