Form 10-Q
period 2016-09-30
GLOBAL PARTNERS LP
filed 2016-11-07
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The issuer had 33,995,563 common units outstanding as of November 3, 2016.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,943	$1,116
Accounts receivable, net	281,008	311,354
Accounts receivable—affiliates	2,335	2,578
Inventories	438,254	388,952
Brokerage margin deposits	18,681	31,327
Derivative assets	24,563	66,099
Prepaid expenses and other current assets	73,665	65,609
Total current assets	853,449	867,035
Property and equipment, net	1,128,765	1,242,683
Intangible assets, net	67,586	75,694
Goodwill	299,057	435,369
Other assets	35,663	42,894
Total assets	$2,384,520	$2,663,675
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$231,241	$303,781
Working capital revolving credit facility—current portion	168,000	98,100
Environmental liabilities—current portion	5,329	5,350
Trustee taxes payable	83,883	95,264
Accrued expenses and other current liabilities	63,107	60,328
Derivative liabilities	24,491	31,911
Total current liabilities	576,051	594,734
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	180,800	269,000
Senior notes	658,497	656,564
Environmental liabilities—less current portion	60,552	67,883
Financing obligations	152,378	89,790
Deferred tax liabilities	72,907	84,836
Other long-term liabilities	55,850	56,884
Total liabilities	1,907,035	1,969,691
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,533,402 outstanding at September 30, 2016 and 33,995,563 units issued and 33,506,844 outstanding at December 31, 2015)	480,605	657,071
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2016 and December 31, 2015)	(2,403)	(1,188)
Accumulated other comprehensive loss	(6,038)	(8,094)
Total Global Partners LP equity	472,164	647,789
Noncontrolling interest	5,321	46,195
Total partners’ equity	477,485	693,984
Total liabilities and partners’ equity	$2,384,520	$2,663,675

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$2,030,198	$2,486,203	$5,927,209	$8,145,407
Cost of sales	1,897,587	2,333,904	5,535,197	7,680,362
Gross profit	132,611	152,299	392,012	465,045
Costs and operating expenses:
Selling, general and administrative expenses	36,705	42,480	108,329	136,657
Operating expenses	70,591	77,309	218,718	218,133
Amortization expense	2,260	2,319	7,128	10,730
Net loss on sale and disposition of assets	7,486	680	13,966	1,330
Goodwill and long-lived asset impairment	147,817	—	149,972	—
Total costs and operating expenses	264,859	122,788	498,113	366,850
Operating (loss) income	(132,248)	29,511	(106,101)	98,195
Interest expense	(21,197)	(20,643)	(65,192)	(51,057)
(Loss) income before income tax benefit (expense)	(153,445)	8,868	(171,293)	47,138
Income tax expense	(3,138)	(722)	(1,668)	(969)
Net (loss) income	(156,583)	8,146	(172,961)	46,169
Net loss (income) attributable to noncontrolling interest	37,032	66	39,076	(324)
Net (loss) income attributable to Global Partners LP	(119,551)	8,212	(133,885)	45,845
Less: General partner’s interest in net (loss) income, including incentive distribution rights	(801)	2,832	(897)	7,682
Limited partners’ interest in net (loss) income	$(118,750)	$5,380	$(132,988)	$38,163
Basic net (loss) income per limited partner unit	$(3.54)	$0.16	$(3.97)	$1.20
Diluted net (loss) income per limited partner unit	$(3.54)	$0.16	$(3.97)	$1.20
Basic weighted average limited partner units outstanding	33,531	33,531	33,522	31,733
Diluted weighted average limited partner units outstanding	33,531	33,653	33,522	31,909

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	$(156,583)	$8,146	$(172,961)	$46,169
Other comprehensive income (loss):
Change in fair value of cash flow hedges	660	366	1,513	1,844
Change in pension liability	169	(1,161)	543	(1,339)
Total other comprehensive income (loss)	829	(795)	2,056	505
Comprehensive (loss) income	(155,754)	7,351	(170,905)	46,674
Comprehensive loss (income) attributable to noncontrolling interest	37,032	66	39,076	(324)
Comprehensive (loss) income attributable to Global Partners LP	$(118,722)	$7,417	$(131,829)	$46,350

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net (loss) income	$(172,961)	$46,169
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	86,474	86,049
Amortization of deferred financing fees	4,467	4,413
Amortization of leasehold interests	939	481
Amortization of senior notes discount	1,039	749
Bad debt expense	50	697
Unit-based compensation expense	3,094	3,135
Write-off of financing fees	1,828	—
Net loss on sale and disposition of assets	13,966	1,330
Goodwill and long-lived asset impairment	149,972	—
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	30,296	89,726
Accounts receivable-affiliate	243	(1,322)
Inventories	(51,773)	(27,574)
Broker margin deposits	12,646	(8,464)
Prepaid expenses, all other current assets and other assets	(6,226)	18,155
Accounts payable	(71,611)	(163,387)
Trustee taxes payable	(11,381)	(30,263)
Change in derivatives	34,116	526
Accrued expenses, all other current liabilities and other long-term liabilities	(11,018)	(25,812)
Net cash provided by (used in) operating activities	14,160	(5,392)
Cash flows from investing activities
Acquisitions	—	(561,170)
Capital expenditures	(54,738)	(56,519)
Proceeds from sale of property and equipment	58,917	2,548
Net cash provided by (used in) investing activities	4,179	(615,141)
Cash flows from financing activities
Proceeds from issuance of common units, net	—	109,305
Net borrowings from working capital revolving credit facility	69,900	154,900
Net (payments on) borrowings from revolving credit facility	(88,200)	134,200
Proceeds from sale-leaseback, net	62,476	—
Proceeds from senior notes, net of discount	—	295,125
Payments on line of credit	—	(700)
Repurchase of common units	—	(3,892)
Noncontrolling interest capital contribution	—	2,560
Distribution to noncontrolling interest	(1,798)	(4,280)
Distributions to partners	(46,890)	(71,158)
Net cash (used in) provided by financing activities	(4,512)	616,060
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	13,827	(4,473)
Cash and cash equivalents at beginning of period	1,116	5,238
Cash and cash equivalents at end of period	$14,943	$765
Supplemental information
Cash paid during the period for interest	$49,548	$42,055

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2015	$657,071	$(1,188)	$(8,094)	$46,195	$693,984
Net (loss) income	(132,988)	(897)	—	(39,076)	(172,961)
Distribution to noncontrolling interest	—	—	—	(1,798)	(1,798)
Other comprehensive income	—	—	2,056	—	2,056
Unit-based compensation	3,094	—	—	—	3,094
Distributions to partners	(47,169)	(318)	—	—	(47,487)
Dividends on repurchased units	597	—	—	—	597
Balance at September 30, 2016	$480,605	$(2,403)	$(6,038)	$5,321	$477,485

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of September 30, 2016, the Partnership had a portfolio of 1,472 owned, leased and/or supplied gasoline stations, including 257 directly operated convenience stores, in the Northeast, Maryland and Virginia.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”).

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2016, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,433,829 common units, representing a 21.9% limited partner interest.

Recent Transaction

Sale of Gasoline Stations—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of the Partnership, sold to Mirabito Holdings, Inc. (“Mirabito”) 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million (the “Mirabito Disposition”).  The Drake Sites are a portion of the sites that were acquired by the Partnership in connection with the acquisition of Warren Equities, Inc. (“Warren”) in January 7, 2015 (see Note 2).  In connection with closing, the parties entered into long-term supply contracts for branded and unbranded gasoline and other petroleum products.  See Note 15.

Basis of Presentation

On January 7, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, GMG, 100% of the equity interests in Warren from The Warren Alpert Foundation.  On January 14, 2015, the Partnership acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.  On June 1, 2015, the Partnership acquired, through one of its wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  See Note 2.

The financial results of Capitol for the four months ended September 30, 2015 are included in the accompanying statement of operations for the nine months ended September 30, 2015.  The financial results of Warren and the Revere Terminal for the nine months ended September 30, 2015 are included in the accompanying statement of operations for

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the nine months ended September 30, 2015.  The accompanying consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2016.  The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Noncontrolling Interest

These financial statements reflect the application of Accounting Standards Codification (“ASC”) Topic 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Risk

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	71%	67%	66%	59%
Crude oil sales and crude oil logistics revenue	6%	13%	7%	11%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	18%	16%	22%	26%
Convenience store sales, rental income and sundry sales	5%	4%	5%	4%
Total	100%	100%	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Wholesale segment	10%	20%	19%	33%
GDSO segment	87%	77%	77%	62%
Commercial segment	3%	3%	4%	5%
Total	100%	100%	100%	100%

See Note 10, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2016 and 2015.

Goodwill and Long-Lived Asset Impairment

The following table presents goodwill and long-lived asset impairment charges recognized during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Goodwill impairment	$121,752	$—	$121,752	$—
Long-lived asset impairment	26,065	—	28,220	—
Total	$147,817	$—	$149,972	$—

Goodwill

As disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in the Partnership’s common unit price, collectively caused the Partnership to reassess its goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015.  The Partnership’s results in 2015 were impacted by tighter differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports.  Certain of the key

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit, included the expectation of a recovery from tight differentials and low crude oil prices within 2017.  Based on the results of this assessment, the Partnership concluded that step two of the quantitative assessment was not necessary and no impairment was required at that time.

During the first quarter ended March 31, 2016 and second quarter ended June 30, 2016, the Partnership considered whether there were any change of circumstances or events which would more likely than not reduce the fair value of the Wholesale segment’s reporting unit below its carrying amount.  While the Partnership had then concluded that such events and circumstances had not occurred, the Partnership disclosed the possibility that a continuation of low crude oil prices and tight differentials might cause the Partnership to conclude that the timing of a market recovery might be more extended than estimated within the Partnership’s five-year forecast and estimate of terminal values.

The Partnership further disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015 and in its Quarterly Reports on Forms 10-Q as of March 31, 2016 and June 30, 2016, that a further sustained decline in commodity prices may cause the Partnership to reassess its long-lived assets and goodwill for impairment, and could result in future non-cash impairment charges as a result of such impairment assessments.  If the Partnership is required to perform step two in the future for the Wholesale reporting unit, up to $121.7 million of goodwill assigned to this reporting unit could be written off in the period of such impairment assessment.

During the third quarter ended September 30, 2016, the Partnership continued to monitor the extent and timing of future demand.  Crude oil prices have remained at lower levels but, more importantly, tight differentials have continued such that the Partnership may no longer reasonably include an assumption that the market for crude oil by rail to the coasts might recover sometime within 2017 as previously expected.  Factors contributing to the Partnership’s assumption include:

•	Lack of logistics nominations by one particular customer and the expectations for limited, if any, nominations for the balance of 2016 by that customer;
•	A decline in spot crude oil volume indicating weakening demand for the Partnership’s services/assets;
•	Increased pipeline capacity out of the Bakken region; and
•	The lifting of the export ban, which provides another clearing mechanism for crude oil.

These current market conditions, in addition to declines noted during fiscal year 2015 as well as the first and second quarters of 2016, negatively affected the Partnership’s current period results and future projections sufficiently to constitute triggering events for the Wholesale reporting unit.  Based on its consideration of the factors above, the Partnership concluded it was necessary to perform an interim goodwill impairment test for the Wholesale reporting unit pursuant to the guidelines of ASC Topic 350, “Intangibles–Goodwill and Other” (“ASC 350”).  The Partnership did not extend the interim test for recoverability to the Gasoline Distribution and Station Operations (“GDSO”) reporting unit, as the indicators described above are specific to the Wholesale reporting unit.

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  The impairment test includes either a qualitative assessment or a two-step quantitative assessment.  The impairment test’s qualitative assessment is used in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value.  Factors considered in the qualitative analysis include changes in the business and industry, as well as macro-economic conditions, that would influence the fair value of the reporting unit as well as changes in the carrying values of the reporting unit.  In the impairment test’s two step quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit as determined under step one.  If the fair value of the reporting unit is less than the book value, including goodwill, then step two is performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of that goodwill, an impairment loss is recognized for that excess with a charge to operations.  The Partnership calculates the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

Key assumptions included in the development of the discounted cash flow value for each reporting unit include:

Future commodity volumes and margins.  The discounted cash flows are based on a five-year forecast with an estimate of terminal values.  In general, the reporting units’ fair values are most sensitive to volume and gross margin assumptions.  The Wholesale reporting unit’s cash flows are significantly influenced by the crude oil market, given the Partnership’s 2013 investment in transloading terminals in North Dakota and Oregon.

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

As of September 30, 2016, as a result of the impairment indicators discussed above, the Partnership completed a preliminary assessment of the impairment of the Wholesale reporting unit’s goodwill.  As a result of the step one assessment, the Partnership concluded that the fair value of the Wholesale reporting unit no longer exceeded its carrying value and as a result, performed a step two assessment to measure the impairment.  In step two of the quantitative assessment, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess.  Upon applying step two of the impairment test, the Partnership preliminarily determined that the implied fair value of the Wholesale reporting unit goodwill was $0, and accordingly the Partnership recorded an impairment charge of $121.7 million as of September 30, 2016, or all of the goodwill previously allocated to this reporting unit.

Due to the complexity of the analysis required to complete the step one and step two impairment tests and the timing of the Partnership’s determination of the goodwill impairment, the Partnership has not yet finalized its step one and step two impairment tests.  The Partnership has completed a preliminary assessment of the expected impact of the step one and step two impairment tests using reasonable estimates of discounted cash flows and for the theoretical purchase price allocation and has recorded a preliminary estimate of the goodwill impairment losses for the three and nine months ended September 30, 2016 of approximately $121.7 million.  The preliminary estimates of goodwill impairment losses will be finalized prior to the issuance of the Partnership’s Annual Report on Form 10-K for the year ending December 31, 2016 as part of its annual evaluation as of October 1.  The Partnership believes that the preliminary estimates of goodwill impairment losses are reasonable and represent the Partnership’s best estimate of the goodwill impairment losses to be incurred.

The following procedures are, among others, the more significant analyses that the Partnership needs to complete to finalize its year end step one and step two impairment tests:

•	Final appraisals to determine the estimated fair value of Wholesale, Commercial and GDSO reporting units, including final calculation of discount rates;
•

Final appraisals, certain of which are being determined by third-party valuation specialists, to determine the estimated fair value of intangible assets, leases, and property and equipment within the Wholesale reporting unit; and

•	Final analysis for the Wholesale reporting unit to determine the estimated fair value adjustments required to certain other assets and liabilities of the reporting unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the preliminary step two impairment test, the Partnership made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for a step two impairment test.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the Partnership’s reporting units and are consistent with what management believes would be utilized by the primary market participant.  The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in our financial statements.

The following table presents changes in goodwill by segment during the nine months ended September 30, 2016 (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2015	$121,752	$313,617	$435,369
Impairment	(121,752)	—	(121,752)
Disposals	—	(13,631)	(13,631)
Other activity (1)	—	(929)	(929)
Balance at September 30, 2016	$—	$299,057	$299,057

(1)	Other activity represents changes to goodwill as a result of finalizing the acquisition accounting related to the acquisition of Warren Equities, Inc. (See Note 2).

Goodwill associated with the Partnership’s disposition activities of GDSO sites will be included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805.  As of September 30, 2016, GDSO goodwill of $13.6 million has been derecognized related to the disposition of a portfolio of sites for the three and nine months ended September 30, 2016 (see Note 15).

Evaluation of Long-Lived Asset Impairment

The Partnership evaluates its assets for impairment on a quarterly basis.  The Partnership recognized an impairment charge of $23.2 million for the three and nine months ended September 30, 2016 relating to long-lived assets used at its crude oil transloading terminals in North Dakota.  Additionally, the Partnership recognized an impairment charge of approximately $2.9 million for the three and nine months ended September 30, 2016 associated with certain long-lived assets at its Albany, New York terminal and development work in Port Arthur, Texas associated with the initial investments related to expanding the Partnership’s ability to handle crude oil at those locations.  The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials.  The method used for determining fair value of these assets predominately relied on a combination of the cost and market approaches.  These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Partnership recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil.  The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil.  As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impairment indicator, resulting in the impairment of the CNG long-lived assets during the nine months ended September 30, 2016.  The method used for determining fair value of the CNG assets predominately relied on the market approach.  The CNG assets are allocated to the Commercial segment, and the impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the nine months ended September 30, 2016.

Additionally, the Partnership recognized an impairment charge of $0.3 million for the nine months ended September 30, 2016 associated with the long-lived assets of one discrete GDSO site.  The method used for determining fair value of this GDSO site predominately relied on the market approach.  The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the nine months ended September 30, 2016.

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

In connection with the acquisition of Warren, the Partnership recorded acquisition costs of $0 and approximately $5.4 million for the three and nine months ended September 30, 2015, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015.

Revere Terminal—On January 14, 2015, through the Partnership’s wholly owned subsidiary, Global Companies LLC (“Global Companies”), the Partnership acquired the Revere Terminal located in Boston Harbor in Revere, Massachusetts from GPC, a privately held affiliate of the Partnership, and related entities for a purchase price of $23.7 million.  The acquisition includes contingent consideration which would be payable under specific circumstances involving a subsequent sale of the property during the eight years following the acquisition.  The contingent consideration was estimated to be $0 as of the acquisition date as the Partnership concluded that the sale of the terminal for non-petroleum use within the eight years following the acquisition is not probable.  There have been no changes to this assessment since the acquisition date.  The Partnership financed the transaction with borrowings under its revolving credit facility.  In connection with the Revere Terminal transaction, the pre-existing terminal storage rental and throughput agreement between the Partnership and GPC was terminated.

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

In connection with the acquisition of Capitol, the Partnership incurred acquisition costs of approximately $0.1 million and $3.2 million which were recorded for the three and nine months ended September 30, 2015, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial.  Accordingly, the supplemental pro forma information for the nine months ended September 30, 2015 is consistent with the amounts reported in the accompanying consolidated statement of operations for the nine months ended September 30, 2015 as it relates to Warren.

The following unaudited pro forma information presents the consolidated results of operations of the Partnership for the nine months ended September 30, 2015 as if the acquisition of Capitol occurred on January 1, 2015 (in thousands, except per unit data):

Sales	$8,370,830
Net income attributable to Global Partners LP	$49,837
Net income per limited partner unit, basic	$1.26
Net income per limited partner unit, diluted	$1.25

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2016 and December 31, 2015 excluded 462,161 and 488,719 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 13).  These units are not deemed outstanding for purposes of calculating net (loss) income per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per unit data):

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net (loss) income attributable to Global Partners LP (1)	$(119,551)	$(118,750)	$(801)	$—	$8,212	$5,380	$2,832	$—
Declared distribution	$15,829	$15,723	$106	$—	$26,650	$23,713	$160	$2,777
Assumed allocation of undistributed net (loss) income	(135,380)	(134,473)	(907)	—	(18,438)	(18,333)	(105)	—
Assumed allocation of net (loss) income	$(119,551)	$(118,750)	$(801)	$—	$8,212	$5,380	$55	$2,777

Denominator:
Basic weighted average limited partner units outstanding		33,531				33,531
Dilutive effect of phantom units		—				122
Diluted weighted average limited partner units outstanding		33,531				33,653
Basic net (loss) income per limited partner unit		$(3.54)				$0.16
Diluted net (loss) income per limited partner unit (2)		$(3.54)				$0.16

(1)	The general partner interest was 0.67% for each of the three months ended September 30, 2016 and 2015.
(2)

Basic units were used to calculate diluted net loss per limited partner unit for the three months ended September 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net (loss) income attributable to Global Partners LP (1)	$(133,885)	$(132,988)	$(897)	$—	$45,845	$38,163	$7,682	$—
Declared distribution	$47,487	$47,169	$318	$—	$76,230	$68,332	$476	$7,422
Assumed allocation of undistributed net (loss) income	(181,372)	(180,157)	(1,215)	—	(30,385)	(30,169)	(216)	—
Assumed allocation of net (loss) income	$(133,885)	$(132,988)	$(897)	$—	$45,845	$38,163	$260	$7,422

Denominator:
Basic weighted average limited partner units outstanding		33,522				31,733
Dilutive effect of phantom units		—				176
Diluted weighted average limited partner units outstanding		33,522				31,909
Basic net (loss) income per limited partner unit		$(3.97)				$1.20
Diluted net (loss) income per limited partner unit (2)		$(3.97)				$1.20

(1)

The general partner interest was 0.67% for the nine months ended September 30, 2016.  As a result of the June 2015 issuance of 3,000,000 common units, the general partner interest was, based on a weighted average, 0.73% for the nine months ended September 30, 2015.

(2)

Basic units were used to calculate diluted net loss per limited partner unit for the nine months ended September 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

During 2016, the board of directors of the General Partner declared the following quarterly cash distributions:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2016	$0.4625	March 31, 2016
July 27, 2016	$0.4625	June 30, 2016
October 26, 2016	$0.4625	September 30, 2016

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or market.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Distillates: home heating oil, diesel and kerosene	$168,055	$156,411
Gasoline	72,157	62,467
Gasoline blendstocks	38,303	32,542
Crude oil	119,942	102,253
Residual oil	21,988	12,895
Propane and other	715	1,469
Renewable identification numbers (RINs)	489	803
Convenience store inventory	16,605	20,112
Total	$438,254	$388,952

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $5.8 million and $3.4 million at September 30, 2016 and December 31, 2015, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $19.2 million and $12.1 million at September 30, 2016 and December 31, 2015, respectively.  Exchange transactions are valued using current carrying costs.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2016:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	90,523	Thousands of barrels
Short	(95,484)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	6,260	Thousands of barrels
Short	(4,820)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	13,081	Thousands of decatherms
Short	(12,672)	Thousands of decatherms

Interest Rate Swaps	$100.0	Millions of U.S. dollars

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2016	2015	2016	2015
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$16,506	$62,500	$(1,546)	$72,067

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(19,336)	$(65,387)	$9,152	$(71,718)

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

The Partnership’s cash flow hedges for the three and nine months ended September 30, 2016 and 2015 included interest rate swaps and an interest rate cap that were hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

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

In the aggregate, these hedging instruments have historically been effective in hedging the variability in interest payments due to changes in the one month LIBOR swap curve or rate with respect to $300.0 million of one month LIBOR based borrowings on the credit facility.  In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument.  The interest rate cap, which expired on April 13, 2016, was not in a hedging relationship for the three and nine months ended September 30, 2016 and 2015.  Accordingly, all changes in fair value of this instrument

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

subsequent to the date of de-designation were recorded in the consolidated statement of operations through interest expense.

At September 30, 2016, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Three Months Ended			Three Months Ended
Derivatives Designated in	September 30,			September 30,
Cash Flow Hedging Relationship	2016	2015		2016	2015
Interest rate swaps	$660	$186	Interest expense	$—	$—
Interest rate cap	—	(11)	Interest expense	—	—
Total	$660	$175		$—	$—

	Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in		Reclassified from	Reclassified from
	Other Comprehensive		Accumulated Other	Other Comprehensive
	Income on Derivatives		Comprehensive Income into	Income into Income
	(Effective Portion)		Income (Effective Portion)	(Effective Portion)
	Nine Months Ended			Nine Months Ended
Derivatives Designated in	September 30,			September 30,
Cash Flow Hedging Relationship	2016	2015		2016	2015
Interest rate swaps	$1,199	$1,365	Interest expense	$—	$—
Interest rate cap	—	(16)	Interest expense	—	—
Total	$1,199	$1,349		$—	$—

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three and nine months ended September 30, 2016 and 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2016	2015	2016	2015
Commodity contracts	Cost of sales	$1,883	$(1,013)	$1,794	$3,500
Forward foreign currency contracts	Cost of sales	(32)	3	71	35
Total		$1,851	$(1,010)	$1,865	$3,535

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$37,145	$37,145
Forward derivative contracts (1)	Derivative assets	—	24,563	24,563
Total asset derivatives		$—	$61,708	$61,708

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$22,478	$50,505	$72,983
Forward derivative contracts (1)	Derivative liabilities	—	24,491	24,491
Interest rate swap contracts	Other long-term liabilities	—	2,144	2,144
Total liability derivatives		$22,478	$77,140	$99,618

		December 31, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$83,645	$11,722	$95,367
Forward derivative contracts (1)	Derivative assets	—	66,099	66,099
Forward foreign currency contracts	Other assets	—	10	10
Total asset derivatives		$83,645	$77,831	$161,476

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$31,911	$31,911
Interest rate swap contracts	Other long-term liabilities	—	3,343	3,343
Total liability derivatives		$—	$35,254	$35,254

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 6.    Debt and Financing Obligations

Credit Agreement

Certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, have a $1.475 billion senior secured credit facility (the “Credit Agreement”).  The Credit Agreement will mature on April 30, 2018.

As of September 30, 2016, the two facilities under the Credit Agreement included:

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

The average interest rates for the Credit Agreement were 3.4% and 3.8% for the three months ended September 30, 2016 and 2015, respectively, and 3.6% and 3.5% for the nine months ended September 30, 2016 and 2015, respectively.  The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

As of September 30, 2016, the Partnership had one interest rate swap which was used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates.  See Note 5 for additional information.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at September 30, 2016, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next 12 months and, therefore, classified $168.0 million as the current portion at September 30, 2016, representing the amount the Partnership expects to pay down over the next 12 months.  The long-term portion of the working capital revolving credit facility was $150.0 million and $150.0 million at September 30, 2016 and December 31, 2015, respectively, and the current portion was $168.0 million and $98.1 million at September 30, 2016 and December 31, 2015, respectively.  The increase in total borrowings under the working capital revolving credit facility of $69.9 million from December 31, 2015 was primarily due to cash used in operating assets and liabilities during the year.  Inventory increased due to higher prices, accounts payable decreased due to seasonality relating to the heating season and to lower crude oil volume and accounts receivable decreased due, in part, due to lower crude oil and logistics activity.

As of September 30, 2016, the Partnership had total borrowings outstanding under the Credit Agreement of $498.8 million, including $180.8 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $51.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $924.4 million and $1.2 billion at September 30, 2016 and December 31, 2015, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2016.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015 (see Note 2), the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million and $2.4 million was recorded for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $3.2 million was recorded for the nine months ended September 30, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.4 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The financing obligation balance outstanding at September 30, 2016 was $89.9 million associated with the Capitol acquisition.

Sale Leaseback Transaction

On June 29, 2016, the Partnership, through its wholly owned subsidiaries, Global Companies, GMG and Alliance, and Alliance’s wholly owned subsidiary, Bursaw Oil LLC, sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, the Partnership entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale Leaseback Sites (such Master Lease Agreement, together with the Sale Leaseback Sites, the “Sale Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  The Partnership has one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  The Partnership does not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale Leaseback Transaction were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

The sale did not meet the criteria for sale accounting as of September 30, 2016 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three and nine months ended September 30, 2016.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and will continue to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership will incur interest expense associated with the financing obligation.  Lease rental payments will be recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.  The financing obligation balance outstanding at September 30, 2016 was $62.5 million associated with the Sale Leaseback Transaction.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following provides future minimum lease payments, which are subject to annual adjustments based on a consumer price index based calculation, for the non-cancelable operating lease for each of the next five years ending December 31:

2016 (10/1/16 - 12/31/16)	$1,102
2017	4,411
2018	4,411
2019	4,411
2020	4,411
Thereafter	46,286
Total	$65,032

The following provides future minimum sublease rentals from third-party tenants of the sold Sale Leaseback Sites for each of the next five years ending December 31:

2016 (10/1/16 - 12/31/16)	$507
2017	1,527
2018	905
2019	434
2020	169
Total	$3,542

Total rental income from third-party tenants of the sold Sale Leaseback Sites was $0.6 million for the three and nine months ended September 30, 2016.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership capitalized additional financing fees of $1.0 million for the nine months ended September 30, 2016, including recording, deed transfer, survey and legal fees associated with the financing obligation recognized as part of the Sale Leaseback Transaction and $2.0 million associated with the February 2016 amendment to the Credit Agreement.  The Partnership had unamortized deferred financing fees of $15.7 million and $19.0 million at September 30, 2016 and December 31, 2015, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $7.8 million and $11.2 million at September 30, 2016 and December 31, 2015, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.9 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $1.0 million at September 30, 2016.

On February 24, 2016, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million.  As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-off of a portion of its deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the nine months ended September 30, 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization expense of approximately $1.5 million for each of the three months ended September 30, 2016 and 2015, and $4.5 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 7.    Related Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts.  On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement was terminated.  Prior to the acquisition, the agreement was accounted for as an operating lease.  The expenses under this agreement totaled $0.8 million for the nine months ended September 30, 2015.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership.  The expenses from these services totaled approximately $8,000 for the nine months ended September 30, 2015.

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

Under the AE Holdings Amended and Restated Services Agreement, the Partnership provided AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings paid the Partnership an aggregate of $15,000 per year in equal monthly installments until it was voluntarily dissolved effective on July 10, 2015.  Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The GPC Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice.  As of September 30, 2016, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $21.4 million and $27.0 million for the three months ended September 30, 2016 and 2015, respectively, and $70.6 million and $83.2 million for the nine months ended September 30, 2016 and 2015, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner (in thousands):

	September 30,	December 31,
	2016	2015
Receivables from GPC	$6	$—
Receivables from the General Partner (1)	2,329	2,578
Total	$2,335	$2,578

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 8.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at September 30, 2016 consisted of 33,995,563 common units issued, including 7,433,829 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the nine months ended September 30, 2016.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2016 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/16/2016	12/31/15	$0.4625	$15,723	$106	$—	$15,829
5/16/2016	03/31/16	0.4625	15,723	106	—	15,829
8/12/2016	06/30/16	0.4625	15,723	106	—	15,829

In addition, on October 26, 2016, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2016 through September 30, 2016 to the Partnership’s unitholders of record as of the close of business on November 14, 2016.

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

As of September 30, 2016, no common units were sold by the Partnership pursuant to the at-the-market offering program.

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

These operating segments are also the Partnership’s reporting segments based on the way the CODM manages the business and on the similarity of customers and expected long-term financial performance of each segment.  For the three and nine months ended September 30, 2016 and 2015, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand-alone basis as defined in accounting guidance related to segment reporting.  However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the user of the Partnership’s financial information.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$558,845	$708,198	$1,495,985	$2,203,312
Crude oil (1)	129,293	311,381	438,390	927,371
Other oils and related products (2)	259,587	273,310	996,719	1,618,086
Total	$947,725	$1,292,889	$2,931,094	$4,748,769
Product margin
Gasoline and gasoline blendstocks	$21,529	$7,157	$64,503	$54,694
Crude oil (1)	(16,818)	15,719	(28,839)	67,804
Other oils and related products (2)	11,435	12,389	52,488	53,801
Total	$16,146	$35,265	$88,152	$176,299
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$818,403	$927,154	$2,250,140	$2,530,999
Station operations (3)	101,943	104,699	288,186	286,191
Total	$920,346	$1,031,853	$2,538,326	$2,817,190
Product margin
Gasoline	$88,111	$88,297	$220,497	$203,205
Station operations (3)	48,729	49,047	140,921	130,836
Total	$136,840	$137,344	$361,418	$334,041
Commercial Segment:
Sales	$162,127	$161,461	$457,789	$579,448
Product margin	$4,176	$6,088	$16,566	$24,669
Combined sales and Product margin:
Sales	$2,030,198	$2,486,203	$5,927,209	$8,145,407
Product margin (4)	$157,162	$178,697	$466,136	$535,009
Depreciation allocated to cost of sales	(24,551)	(26,398)	(74,124)	(69,964)
Combined gross profit	$132,611	$152,299	$392,012	$465,045

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations primarily consist of convenience store sales and rental income.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 130 million gallons and 121 million gallons of the GDSO segment’s sales for the three months ended September 30, 2016 and 2015, respectively, and 362 million gallons and 347 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2016 and 2015, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Except for natural gas, predominantly all of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial segment’s sales are sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Combined gross profit	$132,611	$152,299	$392,012	$465,045
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	36,705	42,480	108,329	136,657
Operating expenses	70,591	77,309	218,718	218,133
Amortization expense	2,260	2,319	7,128	10,730
Net loss on sale and disposition of assets	7,486	680	13,966	1,330
Goodwill and long-lived asset impairment	147,817	—	149,972	—
Total operating costs and expenses	264,859	122,788	498,113	366,850
Operating (loss) income	(132,248)	29,511	(106,101)	98,195
Interest expense	(21,197)	(20,643)	(65,192)	(51,057)
Income tax expense	(3,138)	(722)	(1,668)	(969)
Net (loss) income	(156,583)	8,146	(172,961)	46,169
Net loss (income) attributable to noncontrolling interest	37,032	66	39,076	(324)
Net (loss) income attributable to Global Partners LP	$(119,551)	$8,212	$(133,885)	$45,845

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2016 and 2015.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its acquired retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2016 and December 31, 2015 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2016	$644,571	$980	$1,307,202	$431,767	$2,384,520
December 31, 2015	$774,352	$3,224	$1,392,397	$493,702	$2,663,675

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Buildings and improvements	$924,053	$992,917
Land	429,475	450,045
Fixtures and equipment	39,719	40,946
Construction in process	74,410	67,080
Capitalized internal use software	20,098	18,852
Total property and equipment	1,487,755	1,569,840
Less accumulated depreciation	358,990	327,157
Total	$1,128,765	$1,242,683

Property and equipment includes assets held for sale of $27.2 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively (see Note 15).

At September 30, 2016, the Partnership had a $64.4 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  The Partnership has completed the measures necessary to shift the ethanol plant from crude oil to ethanol transloading.  The Partnership has begun transloading ethanol but will, however, need to take certain measures to prepare the facility for ethanol production to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in construction in process at September 30, 2016 and December 31, 2015.  If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility.  The Partnership will monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Note 12.    Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers

Environmental Liabilities

The Partnership owns or leases properties where refined petroleum products, renewable fuels and crude oil are being or may have been handled.  These properties and the refined petroleum products, renewable fuels and crude oil handled thereon may be subject to federal and state environmental laws and regulations.  Under such laws and regulations, the Partnership could be required to remove or remediate containerized hazardous liquids or associated generated wastes (including wastes disposed of or abandoned by prior owners or operators), to clean up contaminated property arising from the release of liquids, pollutants or wastes into the environment, including contaminated groundwater, or to implement best management practices to prevent future contamination.

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

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2016 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments in	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2015	2016	2016	2016	2016
Retail gasoline stations	$68,451	$(3,045)	$(3,680)	$(482)	$61,244
Terminals	4,782	(145)	—	—	4,637
Total environmental liabilities	$73,233	$(3,190)	$(3,680)	$(482)	$65,881
Current portion	$5,350				$5,329
Long-term portion	67,883				60,552
Total environmental liabilities	$73,233				$65,881

The Partnership’s estimates used in these environmental liabilities are based on all known facts at the time and its assessment of the ultimate remedial action outcomes.  Among the many uncertainties that impact the Partnership’s estimates are the necessary regulatory approvals for, and potential modification of, its remediation plans, the amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, relief of obligations through divestitures of sites and the possibility of existing legal claims giving rise to additional claims.  Dispositions generally represent relief of legal obligations through the sale of the related property with no retained obligation.  Other adjustments generally represent changes in estimates for existing obligations or obligations associated with new sites.  Therefore, although the Partnership believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Partnership’s financial condition, results of operations or cash flows.

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

The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $8.0 million and $7.8 million in total asset retirement obligations at September 30, 2016 and December 31, 2015, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at September 30, 2016 and $0.4 million at and December 31, 2015, respectively.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments were immaterial at September 30, 2016 and December 31, 2015.

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

Phantom Unit Awards

In 2013, the Committee granted a total of 498,112 phantom units under the LTIP to certain employees and non-employee directors of the General Partner.  In 2014, a total of 44,902 phantom units were granted to certain employees.  In 2015, a total of 76,893 phantom units were granted to certain employees and the non-employee directors.  No awards were granted during the three and nine months ended September 30, 2016.

The phantom units for these awards vest pursuant to the terms of the grant agreements.  The Partnership currently intends and reasonably expects to issue and deliver the common units upon vesting.

The Partnership recorded total compensation expense related to the above awards of $0.9 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $3.2 million for the nine

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended September 30, 2016 and 2015, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  The total compensation cost related to the non-vested awards not yet recognized at September 30, 2016 was approximately $10.8 million and is expected to be recognized ratably over the remaining requisite service periods.

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2015	595,720	38.85
Vested	(11,605)	35.76
Forfeited	(14,953)	32.82
Outstanding non—vested units at September 30, 2016	569,162	39.08

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner has repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million.   No units were purchased during the three and nine months ended September 30, 2016.

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

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Fair Value at September 30, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$21,831	$2,293	$—	$24,124
Swap agreements and options	—	439	—	—	439
Exchange-traded/cleared derivative instruments (2)	(35,838)	—	—	54,519	18,681
Pension plan	16,544	—	—	—	16,544
Total assets	$(19,294)	$22,270	$2,293	$54,519	$59,788

Liabilities:
Forward derivative contracts (1)	$—	$(23,209)	$(1,039)	$—	$(24,248)
Swap agreements and options	—	(243)	—	—	(243)
Interest rate swaps	—	(2,144)	—	—	(2,144)
Total liabilities	$—	$(25,596)	$(1,039)	$—	$(26,635)

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data.  Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches.  The fair value of the Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models.  The fair value of the Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar.  The Partnership has not changed its valuation techniques or Level 2 inputs during the nine months ended September 30, 2016.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of the 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% Notes	$375,000	$345,000	$375,000	$307,500
7.00% Notes	$300,000	$276,000	$300,000	$249,000

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were $3.25 to $5.25 per barrel and $4.00 to $13.55 per barrel as of September 30, 2016 and December 31, 2015, respectively.  The estimates for these inputs for propane were $0.84 to $7.98 per barrel and $2.10 to $9.66 per barrel as of September 30, 2016 and December 31, 2015, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 5.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2016 (in thousands):

2016
Fair value at December 31, 2015	$64
Transfers into Level 3	—
Derivatives entered into during the period	1,492
Derivatives sold during the period	(329)
Realized gains (losses) recorded in cost of sales	153
Unrealized gains (losses) recorded in cost of sales	(126)
Fair value at September 30, 2016	$1,254

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.  The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 11 for a discussion of the Partnership’s losses on impairment of assets and Note 15 for assets held for sale.

Note 15.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Periodic divestiture of gasoline stations	$(139)	$183	$518	$393
Strategic asset divestiture program - Mirabito Disposition	3,850	—	3,850	—
Strategic asset divestiture program - Real estate firm coordinated sale	(201)		(201)
Loss on assets held for sale	4,000	—	9,644	—
Other	(24)	497	155	937
Total	$7,486	$680	$13,966	$1,330

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a  $0.1 million gain and a  $0.2 million loss for the three months ended September 30, 2016 and 2015, respectively, and losses of $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

Mirabito Disposition—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of the Partnership, completed its sale to Mirabito Holdings, Inc. (“Mirabito”) of 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million (the “Mirabito Disposition”).  The Drake Sites are a portion of the sites that were acquired by the Partnership in connection with the acquisition of Warren on January 7, 2015 (see Note 2).

The gain or loss on the sale, representing cash proceeds less net book value of assets at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a $3.9 million loss for the three and nine months ended September 30, 2016, including the derecognition of $12.8 million of GDSO goodwill.

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm that is coordinating the sale of 84 non-strategic GDSO sites.  As of September 30, 2016, the Partnership completed the sale of 5 of these sites.  The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

gain or loss on the sale, representing cash proceeds less net book value of assets at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a $0.2 million gain for the three and nine months ended September 30, 2016, including the derecognition of $0.8 million of GDSO goodwill.  As of September 30, 2016, the criteria to be presented as held for sale was met for 36 of the remaining 79 sites. In October 2016, such criteria was met for eight additional sites (see Note 20).

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 21 sites and 15 sites as held for sale at September 30, 2016 and December 31, 2015, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $0 for the nine months ended September 30, 2016 and 2015, respectively, which are included in net loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 36 sites associated with the real estate firm coordinated sale discussed above as held for sale at September 30, 2016.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $4.0 million for the three and nine months ended September 30, 2016, which are included in net loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Assets held for sale of $27.2 million and $7.4 million at September 30, 2016 and December 31, 2015, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

For the nine months ended September 30, 2016, the Partnership excluded the impairment and derecognition of goodwill from ordinary income for purposes of estimating the annual effective rate, given its significantly unusual and infrequent nature.  The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” recognition criteria in accordance with the accounting guidance regarding income taxes.  Based upon projections of future taxable income, the Partnership believes that the recorded deferred tax assets will be realized.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  As of September 30, 2016, the Partnership had $1.6 million of unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized.  As of December 31, 2015, the Partnership had $0.1 million of unrecognized tax benefits, of which none would favorably impact the effective tax rate if recognized.  The Partnership’s unrecognized tax benefits were increased by $0.8 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, due to establishing a reserve for a potential tax assessment related to an ongoing state income tax audit and an uncertain tax position identified as part of the Warren acquisition.

As of September 30, 2016, unrecognized tax benefits for uncertain tax positions could change up to $0.7 million in the next 12 months as a result of settlements with the state taxing authorities.  The Partnership’s policy is to recognized interest and penalties related to uncertain tax positions as a component of its provision for income taxes.  Approximately $0.2 million of gross interest and penalties were accrued as of September 30, 2016.  There was a tax expense associated with accrued interest and penalties of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016.

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

Other

The Partnership determined that gasoline loaded from certain loading bays at one of its terminals did not contain the necessary additives as a result of an IT-related configuration error.  The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives.  Based upon current information, the Partnership believes approximately 14 million gallons of gasoline were impacted.  The Partnership has notified the EPA.  As a result of this error, the Partnership could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally related to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September, 2016.  The Partnership has met with EPA and provided additional information at the agency’s request.  To-date, the EPA has taken no further action with respect to the NOV.

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

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA.  In summary, this lawsuit alleges that the Partnership’s operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA.  The Partnership believes that it has meritorious defenses against all allegations.  On February 26, 2016, the Partnership filed a motion to dismiss the CAA action.  No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

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

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere Terminal, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires the Partnership to submit a plan to remedy the reported violations of the NPDES Permit.  The Partnership has responded to the NON with a plan and has implemented modifications to the storm water management system at the Revere Terminal.  The Partnership has requested that the DEP acknowledge completion of the required modifications to the storm water management system in satisfaction of the NON.  The Partnership has determined that compliance with the NON and implementation of the plan will have no material impact on its operations.

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

On May 16, 2014, the Partnership received a subpoena from the SEC requesting information for relevant time periods primarily relating to the Partnership’s accounting for RINs and the restatements of its consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  The Partnership has cooperated fully with the SEC and believes it has provided the SEC with all requested materials.  On October 26, 2016, the Partnership was informed that the SEC has concluded its investigation and does not intend to recommend that an enforcement action by the SEC be taken against the Partnership.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 18.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2016 (in thousands):

	Pension
Three Months Ended September 30, 2016	Plan	Derivatives	Total
Balance at June 30, 2016	$(4,062)	$(2,805)	$(6,867)
Other comprehensive income before reclassifications of gain (loss)	178	660	838
Amount of (loss) gain reclassified from accumulated other comprehensive income	(9)	—	(9)
Total comprehensive income	169	660	829
Balance at September 30, 2016	$(3,893)	$(2,145)	$(6,038)

	Pension
Nine Months Ended September 30, 2016	Plan	Derivatives	Total
Balance at December 31, 2015	$(4,436)	$(3,658)	$(8,094)
Other comprehensive income before reclassifications of gain (loss)	571	1,513	2,084
Amount of (loss) gain reclassified from accumulated other comprehensive income	(28)	—	(28)
Total comprehensive income	543	1,513	2,056
Balance at September 30, 2016	$(3,893)	$(2,145)	$(6,038)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Accounting Standards or Updates Not Yet Effective

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows:  Classification of Certain Cash Receipts and Cash Payments.”  This standard reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues.  This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods, with early adoption permitted.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 20.    Subsequent Events

Distribution—On October 26, 2016, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from July 1, 2016 through September 30, 2016.  On November 14, 2016, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on November 8, 2016.

Sale of Gasoline Stations—Beginning in April 2016, the Partnership retained a real estate firm to coordinate the sale of non-strategic GDSO sites which are part of the Divestiture Program.  At September 30, 2016, the coordinated sale included 84 sites,  5 of which the Partnership completed the sale of and 36 of which met the criteria to be presented as held for sale (see Note 15).  In October 2016, the criteria to be presented as held for sale was met for 8 sites.  The net book value of the assets at these 8 sites that will be sold or considered as held for sale in the fourth quarter of 2016 was $6.3 million at September 30, 2016.  Assets held for sale are expected to be sold within the next 12 months.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d).

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2016 and 2015 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,408	$535	$—	$14,943
Accounts receivable, net	280,857	151	—	281,008
Accounts receivable - affiliates	2,423	332	(420)	2,335
Inventories	438,254	—	—	438,254
Brokerage margin deposits	18,681	—	—	18,681
Derivative assets	24,563	—	—	24,563
Prepaid expenses and other current assets	73,412	253	—	73,665
Total current assets	852,598	1,271	(420)	853,449
Property and equipment, net	1,115,951	12,814	—	1,128,765
Intangible assets, net	67,586	—	—	67,586
Goodwill	299,057	—	—	299,057
Other assets	35,663	—	—	35,663
Total assets	$2,370,855	$14,085	$(420)	$2,384,520

Liabilities and partners' equity
Current liabilities:
Accounts payable	$230,846	$395	$—	$231,241
Accounts payable - affiliates	332	88	(420)	—
Working capital revolving credit facility - current portion	168,000	—	—	168,000
Environmental liabilities - current portion	5,329	—	—	5,329
Trustee taxes payable	83,883	—	—	83,883
Accrued expenses and other current liabilities	62,884	223	—	63,107
Derivative liabilities	24,491	—	—	24,491
Total current liabilities	575,765	706	(420)	576,051
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	180,800	—	—	180,800
Senior notes	658,497	—	—	658,497
Environmental liabilities - less current portion	60,552	—	—	60,552
Financing obligations	152,378	—	—	152,378
Deferred tax liabilities	72,907	—	—	72,907
Other long-term liabilities	55,850	—	—	55,850
Total liabilities	1,906,749	706	(420)	1,907,035

Partners' equity
Global Partners LP equity	464,106	8,058	—	472,164
Noncontrolling interest	—	5,321	—	5,321
Total partners' equity	464,106	13,379	—	477,485
Total liabilities and partners' equity	$2,370,855	$14,085	$(420)	$2,384,520

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,029,574	$948	$(324)	$2,030,198
Cost of sales	1,895,069	2,842	(324)	1,897,587
Gross profit	134,505	(1,894)	—	132,611
Costs and operating expenses:
Selling, general and administrative expenses	36,504	201	—	36,705
Operating expenses	69,692	899	—	70,591
Amortization expense	2,260	—	—	2,260
Net loss on sale and disposition of assets	7,486	—	—	7,486
Goodwill and long-lived asset impairment	43,648	104,169	—	147,817
Total costs and operating expenses	159,590	105,269	—	264,859
Operating loss	(25,085)	(107,163)	—	(132,248)
Interest expense	(21,197)	—	—	(21,197)
Loss before income tax expense	(46,282)	(107,163)	—	(153,445)
Income tax expense	(3,138)	—	—	(3,138)
Net loss	(49,420)	(107,163)	—	(156,583)
Net loss attributable to noncontrolling interest	—	37,032	—	37,032
Net loss attributable to Global Partners LP	(49,420)	(70,131)	—	(119,551)
Less: General partners' interest in net loss, including incentive distribution rights	(801)	—	—	(801)
Limited partners' interest in net loss	$(48,619)	$(70,131)	$—	$(118,750)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,485,369	$4,759	$(3,925)	$2,486,203
Cost of sales	2,335,169	2,660	(3,925)	2,333,904
Gross profit	150,200	2,099	—	152,299
Costs and operating expenses:
Selling, general and administrative expenses	42,204	276	—	42,480
Operating expenses	75,320	1,989	—	77,309
Amortization expense	2,319	—	—	2,319
Net loss on sale and disposition of assets	680	—	—	680
Total costs and operating expenses	120,523	2,265	—	122,788
Operating loss	29,677	(166)	—	29,511
Interest expense	(20,643)	—	—	(20,643)
Income (loss) before income tax expense	9,034	(166)	—	8,868
Income tax expense	(722)	—	—	(722)
Net income (loss)	8,312	(166)	—	8,146
Net income attributable to noncontrolling interest	—	66	—	66
Net income attributable to Global Partners LP	8,312	(100)	—	8,212
Less: General partners' interest in net income, including incentive distribution rights	2,832	—	—	2,832
Limited partners' interest in net income	$5,480	$(100)	$—	$5,380

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$5,925,280	$4,649	$(2,720)	$5,927,209
Cost of sales	5,529,366	8,551	(2,720)	5,535,197
Gross profit	395,914	(3,902)	—	392,012
Costs and operating expenses:
Selling, general and administrative expenses	107,648	681	—	108,329
Operating expenses	215,198	3,520	—	218,718
Amortization expense	7,128	—	—	7,128
Net loss on sale and disposition of assets	13,966	—	—	13,966
Goodwill and long-lived asset impairment	45,803	104,169	—	149,972
Total costs and operating expenses	389,743	108,370	—	498,113
Operating income (loss)	6,171	(112,272)	—	(106,101)
Interest expense	(65,192)	—	—	(65,192)
Loss before income tax expense	(59,021)	(112,272)	—	(171,293)
Income tax expense	(1,668)	—	—	(1,668)
Net loss	(60,689)	(112,272)	—	(172,961)
Net loss attributable to noncontrolling interest	—	39,076	—	39,076
Net loss attributable to Global Partners LP	(60,689)	(73,196)	—	(133,885)
Less: General partners' interest in net loss, including incentive distribution rights	(897)	—	—	(897)
Limited partners' interest in net loss	$(59,792)	$(73,196)	$—	$(132,988)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$8,137,767	$19,539	$(11,899)	$8,145,407
Cost of sales	7,685,077	7,184	(11,899)	7,680,362
Gross profit	452,690	12,355	—	465,045
Costs and operating expenses:
Selling, general and administrative expenses	134,991	1,666	—	136,657
Operating expenses	211,291	6,842	—	218,133
Amortization expense	7,698	3,032	—	10,730
Net loss on sale and disposition of assets	1,330	—	—	1,330
Total costs and operating expenses	355,310	11,540	—	366,850
Operating income	97,380	815	—	98,195
Interest expense	(51,052)	(5)	—	(51,057)
Income before income tax expense	46,328	810	—	47,138
Income tax expense	(969)	—	—	(969)
Net income	45,359	810	—	46,169
Net income attributable to noncontrolling interest	—	(324)	—	(324)
Net income attributable to Global Partners LP	45,359	486	—	45,845
Less: General partners' interest in net income, including incentive distribution rights	7,682	—	—	7,682
Limited partners' interest in net income	$37,677	$486	$—	$38,163

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$13,829	$331	$14,160

Cash flows from investing activities
Capital expenditures	(54,738)	—	(54,738)
Proceeds from sale of property and equipment	58,908	9	58,917
Net cash provided by investing activities	4,170	9	4,179

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	69,900	—	69,900
Net payments on revolving credit facility	(88,200)	—	(88,200)
Proceeds from sale-leaseback, net	62,476	—	62,476
Distribution to noncontrolling interest	2,697	(4,495)	(1,798)
Distributions to partners	(46,890)	—	(46,890)
Net cash used in financing activities	(17)	(4,495)	(4,512)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	17,982	(4,155)	13,827
Cash and cash equivalents at beginning of period	(3,574)	4,690	1,116
Cash and cash equivalents at end of period	$14,408	$535	$14,943

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(16,160)	$10,768	$(5,392)

Cash flows from investing activities
Acquisitions	(561,170)	—	(561,170)
Capital expenditures	(54,028)	(2,491)	(56,519)
Proceeds from sale of property and equipment	2,548	—	2,548
Net cash used in investing activities	(612,650)	(2,491)	(615,141)

Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—	109,305
Net borrowings from working capital revolving credit facility	154,900	—	154,900
Net borrowings from revolving credit facility	134,200	—	134,200
Proceeds from senior notes, net of discount	295,125	—	295,125
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(3,892)	—	(3,892)
Noncontrolling interest capital contribution	2,560	—	2,560
Distribution to noncontrolling interest	20	(4,300)	(4,280)
Distributions to partners	(71,158)	—	(71,158)
Net cash provided by (used in) financing activities	621,060	(5,000)	616,060

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(7,750)	3,277	(4,473)
Cash and cash equivalents at beginning of period	2,560	2,678	5,238
Cash and cash equivalents at end of period	$(5,190)	$5,955	$765

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

•

Our crude oil sales and logistics activities have been and could continue to be adversely affected by, among other things, changes in the crude oil market structure, grade differentials and volatility (or lack thereof), implementation of regulations that adversely impact the market for transporting crude oil or other products by rail, changes in refiner demand, severe weather conditions, significant changes in prices and interruptions in rail transportation services and other necessary services and equipment, such as railcars, trucks, loading equipment and qualified drivers.

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell.  Implementation of regulations and directives that adversely impact the market for transporting these products by rail or otherwise could adversely affect that business.  In addition, a disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.  A decline in demand for (i) the products we sell, including crude oil and ethanol or (ii) our logistics activities could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015 and to date in 2016, we have experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we have experienced a reduction in our railcar movements but have remained obligated to pay the applicable fixed charges for railcar leases.

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

•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in safety regulations, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, refined products and renewable fuels.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane.  We also receive revenue from convenience store sales and gasoline station rental income.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  We own transload and storage terminals in North Dakota and Oregon that extend our origin-to-destination capabilities from the mid-continent region of the United States and Canada to the East and West Coasts.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  As of September 30, 2016, we had a portfolio of 1,472 owned, leased and/or supplied gasoline stations, including 257 directly operated convenience stores, in the Northeast, Maryland and Virginia.

Collectively, we sold approximately $1.9 billion and $5.6 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three and nine months ended September 30, 2016, respectively.  In addition, we had other revenues of approximately $0.1 billion and $0.3 billion for the three and nine months ended September 30, 2016, respectively, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commission agent leased gasoline stations and from cobranding arrangements.

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

Recent Events

2016

Goodwill and Long-Lived Asset Impairment—We recognized a goodwill impairment charge of $121.7 million for the three and nine months ended September 30, 2016 related to the Wholesale reporting unit and a long-lived asset impairment charge of $26.1 million and $28.2 million for the three and nine months ended September 30, 2016 and 2015, respectively, substantially all of which is due to crude oil related activities.  See Note 1 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the third quarter ended September 30, 2016.

Sale of Gasoline Stations—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of ours, sold to Mirabito Holdings, Inc. 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million.  See Note 15 of Notes to Consolidated Financial Statements.  In connection with closing, the parties entered into long-term supply contracts for branded and unbranded gasoline and other petroleum products.  The Drake Sites are a portion of the sites that were acquired by us in connection with the acquisition of Warren Equities, Inc. (“Warren”) in January 7, 2015.  We used approximately $28.3 million of the proceeds from the sale of the Drake Sites to reduce indebtedness outstanding under our revolving credit facility, and the balance of the proceeds as of September 30, 2016 remained available to pursue like-kind exchange transactions.  In October 2016, we elected not to execute a like-kind exchange.

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

Sale of Compressed Natural Gas Assets—On November 1, 2016, we, through our wholly owned subsidiary, Global CNG LLC (“Global CNG”), completed the sale of our delivered compressed natural gas (“CNG”) assets to NG Advantage LLC (“NGA”) for approximately $1.5 million in cash and other consideration. The sale consisted of an assignment to NGA of all of Global CNG’s customer contracts, trailers and offloading equipment.  Excluded from the sale were Global CNG’s lease of a CNG loading facility in Bangor, Maine and its take-or-pay supply agreement with Bangor Gas Company, LLC.  As part of the consideration for the sale, we have agreed not to compete with NGA for a period of three years by utilizing Global CNG’s loading facility in Bangor, Maine to deliver CNG to customers within Maine, New Hampshire and Massachusetts.

Ceased Development Plans with Kansas City Southern—In our Annual Report on Form 10-K for the year ended December 31, 2014, we announced plans with Kansas City Southern (“KCS”) for the development of a unit train terminal in Port Arthur, Texas on an approximately 200-acre parcel leased by Global Companies from KCS.  On August 24, 2016, Global Companies elected to cease pursuing any permits necessary for the construction and operation of the proposed terminal and terminated its lease with KCS.

2015

On January 7, 2015, we acquired, through one of our wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren from The Warren Alpert Foundation.

On January 14, 2015, through our wholly owned subsidiary, Global Companies, we acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.

On June 1, 2015, through one of our wholly owned subsidiaries, Alliance Energy LLC (“Alliance”), we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).

See Note 2 of Notes to Consolidated Financial Statements, “Business Combinations,” for additional information.

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

As of September 30, 2016, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	257
Commissioned agents	285
Lessee dealers	260
Contract dealers	670
Total	1,472

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station.  At commission agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commission agent a fee related to the gallons sold.  We receive rental income from commission agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commission agent.  At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station.  We also receive rental income from dealer‑leased gasoline stations and from cobranding arrangements.  We also supply gasoline to independent contract dealers under agreements with the operators at these locations.  Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil, natural gas and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil, natural gas and propane, price volatility and the market for such products.  Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil has adversely affected the economics of domestic crude oil production which, in turn, had an adverse effect on our crude oil logistics activities and sales.  A significant decrease in differentials also had an adverse effect on our crude oil logistics activities and sales.  In addition, the prolonged decline in crude oil prices and differentials has indicated an impairment of our long-lived assets used at our terminals in North Dakota.  As a result of these events, we recognized a goodwill and long-lived asset impairment of $147.8 million for three months ended September 30, 2016.

•

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015.  The reduction in the distribution primarily reflected the continuing weakness in the crude oil market.  The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 and to date 2016 results.  On April 26, 2016, July 27, 2016 and October 26, 2016, we announced a quarterly distribution of $0.4625 per unit for the first, second and third quarters of 2016, respectively.

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities could result in a decrease in the utilization of these transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.  For example, during 2015 and to date in 2016, we have experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we have experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

•

We may not be able to fully implement or capitalize upon planned growth projects. We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate.  Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties that will be beyond our control.  As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects.  Moreover, revenues associated with these organic growth projects will not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost.  We may pursue projects in anticipation of market demand that dissipates or market growth that never materializes.  As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

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

Adjusted EBITDA is EBITDA further adjusted for the gain or loss on the sale and disposition of assets and the goodwill and long-lived asset impairment.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

Distributable cash flow is an important non-GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment.  Distributable cash flow as defined by our partnership agreement is net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase distributable cash flow.

Distributable cash flow as used in our partnership agreement determines our ability to make cash distributions on our incentive distribution rights.  The investment community also uses a distributable cash flow metric similar to the metric used in our partnership agreement with respect to publicly traded partnerships to indicate whether or not such partnerships have generated sufficient earnings on a current or historic level that can sustain or support an increase in quarterly cash distribution.  Our partnership agreement does not permit adjustments for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income attributable to Global Partners LP	$(119,551)	$8,212	$(133,885)	$45,845
EBITDA (1)	$(67,825)	$59,321	$16,048	$179,872
Adjusted EBITDA (1)	$51,644	$60,001	$144,152	$181,202
Distributable cash flow (2)(3)	$(100,202)	$29,637	$(69,573)	$109,519
Wholesale Segment:
Volume (gallons)	687,503	852,151	2,260,667	2,830,579
Sales
Gasoline and gasoline blendstocks	$558,845	$708,198	$1,495,985	$2,203,312
Crude oil (4)	129,293	311,381	438,390	927,371
Other oils and related products (5)	259,587	273,310	996,719	1,618,086
Total	$947,725	$1,292,889	$2,931,094	$4,748,769
Product margin
Gasoline and gasoline blendstocks	$21,529	$7,157	$64,503	$54,694
Crude oil (4)	(16,818)	15,719	(28,839)	67,804
Other oils and related products (5)	11,435	12,389	52,488	53,801
Total	$16,146	$35,265	$88,152	$176,299
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	415,152	405,911	1,182,572	1,124,235
Sales
Gasoline	$818,403	$927,154	$2,250,140	$2,530,999
Station operations (6)	101,943	104,699	288,186	286,191
Total	$920,346	$1,031,853	$2,538,326	$2,817,190
Product margin
Gasoline	$88,111	$88,297	$220,497	$203,205
Station operations (6)	48,729	49,047	140,921	130,836
Total	$136,840	$137,344	$361,418	$334,041
Commercial Segment:
Volume (gallons)	121,881	103,308	364,881	336,686
Sales	$162,127	$161,461	$457,789	$579,448
Product margin	$4,176	$6,088	$16,566	$24,669
Combined sales and product margin:
Sales	$2,030,198	$2,486,203	$5,927,209	$8,145,407
Product margin (7)	$157,162	$178,697	$466,136	$535,009
Depreciation allocated to cost of sales	(24,551)	(26,398)	(74,124)	(69,964)
Combined gross profit	$132,611	$152,299	$392,012	$465,045

GDSO portfolio as of September 30, 2016 and 2015:	2016	2015
Company operated	257	285
Commissioned agents	285	280
Lessee dealers	260	286
Contract dealers	670	679
Total GDSO portfolio	1,472	1,530

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weather conditions:
Normal heating degree days	96	96	3,781	3,750
Actual heating degree days	53	34	3,399	4,227
Variance from normal heating degree days	(45)%	(65)%	(10)%	13%
Variance from prior period actual heating degree days	56%	(55)%	(20)%	7%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for the loss on sale and disposition of assets and goodwill and long-lived asset impairment.  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(3)

Distributable cash flow includes a net loss on sale and disposition of assets of $7.5 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $14.0 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Distributable cash flow also includes a net goodwill and long-lived asset impairment of $112.0 million ($147.8 million attributed to us offset by $35.8 million attributed to the noncontrolling interest) and $0 for the three months ended September 30, 2016 and 2015, respectively, and $114.1 million ($150.0 million attributed to us offset by $35.8 million attributed to the noncontrolling interest) and $0 for the nine months ended September 30, 2016 and 2015, respectively.  Excluding the net loss on sale and disposition of assets and the net goodwill and long-lived asset impairment, distributable cash flow would have been $19.3 million and $30.3 million for the three months ended September 30, 2016 and 2015, respectively, and $58.5 million and $110.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(156,583)	$8,146	$(172,961)	$46,169
Net loss (income) attributable to noncontrolling interest	37,032	66	39,076	(324)
Net (loss) income attributable to Global Partners LP	(119,551)	8,212	(133,885)	45,845
Depreciation and amortization, excluding the impact of noncontrolling interest	27,391	29,744	83,073	82,003
Interest expense, excluding the impact of noncontrolling interest	21,197	20,643	65,192	51,055
Income tax expense	3,138	722	1,668	969
EBITDA	(67,825)	59,321	16,048	179,872
Net loss on sale and disposition of assets	7,486	680	13,966	1,330
Goodwill and long-lived asset impairment	147,817	—	149,972	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	(35,834)	—	(35,834)	—
Adjusted EBITDA	$51,644	$60,001	$144,152	$181,202

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$74,143	$51,840	$14,160	$(5,392)
Net changes in operating assets and liabilities and certain non-cash items	(202,201)	(12,885)	(100,647)	137,610
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	35,898	(999)	35,675	(4,370)
Interest expense, excluding the impact of noncontrolling interest	21,197	20,643	65,192	51,055
Income tax expense	3,138	722	1,668	969
EBITDA	(67,825)	59,321	16,048	179,872
Net loss on sale and disposition of assets	7,486	680	13,966	1,330
Goodwill and long-lived asset impairment	147,817	—	149,972	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	(35,834)	—	(35,834)	—
Adjusted EBITDA	$51,644	$60,001	$144,152	$181,202

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(156,583)	$8,146	$(172,961)	$46,169
Net loss (income) attributable to noncontrolling interest	37,032	66	39,076	(324)
Net (loss) income attributable to Global Partners LP	(119,551)	8,212	(133,885)	45,845
Depreciation and amortization, excluding the impact of noncontrolling interest	27,391	29,744	83,073	82,003
Amortization of deferred financing fees and senior notes discount	1,868	1,824	5,506	5,162
Amortization of routine bank refinancing fees	(1,168)	(1,134)	(3,413)	(3,381)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,742)	(9,009)	(20,854)	(20,110)
Distributable cash flow (1)(2)	$(100,202)	$29,637	$(69,573)	$109,519

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$74,143	$51,840	$14,160	$(5,392)
Net changes in operating assets and liabilities and certain non-cash items	(202,201)	(12,885)	(100,647)	137,610
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	35,898	(999)	35,675	(4,370)
Amortization of deferred financing fees and senior notes discount	1,868	1,824	5,506	5,162
Amortization of routine bank refinancing fees	(1,168)	(1,134)	(3,413)	(3,381)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(8,742)	(9,009)	(20,854)	(20,110)
Distributable cash flow (1)(2)	$(100,202)	$29,637	$(69,573)	$109,519

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for the loss on sale and disposition of assets and goodwill and long-lived asset impairment.  The table above presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(2)

Includes a net loss on sale and disposition of assets of $7.5 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $14.0 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Distributable cash flow also includes a net goodwill and long-lived asset impairment of $112.0 million ($147.8 million attributed to us offset by $35.8 million attributed to the noncontrolling interest) and $0 for the three months ended September 30, 2016 and 2015, respectively, and $114.1 million ($150.0 million attributed to us offset by $35.8 million attributed to the noncontrolling interest) and $0 for the nine months ended September 30, 2016 and 2015, respectively.  Excluding the net loss on sale and disposition of assets and the net goodwill and long-lived asset impairment , distributable cash flow would have been $19.3 million and $30.3 million for the three months ended September 30, 2016 and 2015, respectively, and $58.5 million and $110.8 million for the nine months ended September 30, 2016 and 2015, respectively

Consolidated Sales

Our total sales were $2.0 billion and $2.5 billion for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.5 billion, or approximately 20%, due to a decline in prices and volume sold.  Our aggregate volume of product sold was approximately 1.2 billion gallons and 1.4 billion gallons for the three months ended September 30, 2016 and 2015, respectively, a decrease of approximately 137 million gallons, or 10%.  The decrease in volume sold includes a decrease of 165 million gallons in our Wholesale segment, primarily in crude oil and, to a lesser extent, gasoline and gasoline blendstocks, offset by increases of 19 million gallons in our Commercial segment and 9 million gallons in our GDSO segment.

Our total sales were $5.9 billion and $8.1 billion for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $2.2 billion, or 27%, due to a decrease in prices and to a decline in volume sold.  Our aggregate volume of product sold was 3.8 billion gallons and 4.3 billion gallons for the nine months ended September 30, 2016 and 2015, respectively, a decrease of approximately 0.5 billion gallons, or 11%.  The decrease in volume sold includes a decrease of 570 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks and crude oil but also in distillates.  The decrease in volume sold was offset by increases of 58 million gallons in our GDSO segment, primarily due to the Capitol acquisition as well as the addition of 22 leased sites in April, and 28 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $132.6 million and $152.3 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $19.7 million, or 13%, primarily due to less activity in crude oil caused by tighter differentials, partially offset by more favorable market conditions in our Wholesale segment in gasoline.

Our gross profit was $392.0 million and $465.0 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $73.0 million, or 16%, primarily due to less activity in crude oil caused by tighter differentials, partially offset by an increase in our GDSO segment due to the Capitol acquisition and the addition of 22 leased sites in April 2016, and by favorable market conditions in our Wholesale segment in gasoline.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.6 billion and $0.7 billion for the three months ended September 30, 2016 and 2015, respectively.  The decrease of approximately $0.1 billion,  was due to a decrease in prices and to a decline in volume sold.  Our gasoline and gasoline blendstocks product margin was $21.5 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $14.3 million, or approximately 200%, primarily due to more favorable market conditions in wholesale gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $1.5 billion and $2.2 billion for the nine months ended September 30, 2016 and 2015, respectively.  The decrease of approximately $0.7 billion, or 32%, was due to a decrease in gasoline prices and to a decline in volume sold.  The decrease in volume sold was due, in part, to an elective change made in early 2015 in supply logistics by a particular gasoline customer, which did not have a material impact on our product margin for the first nine months of 2016.  Our gasoline and gasoline blendstocks product margin was $64.5 million and $54.7 million for the nine months ended September 30, 2016 and 2015, an increase $9.8 million, or 18%, primarily due to favorable market conditions in wholesale gasoline.

Crude Oil.  Crude oil sales and logistics revenues were $0.1 billion and $0.3 billion for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.2 billion due to a decrease in volume.  We had a negative product margin from crude oil of $16.8 million for the third quarter of 2016 compared to a product margin of $15.7 million for the third quarter of 2015, a decrease of approximately $32.5 million, or 207%, primarily due to the result of tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports.  In the third quarter of 2016, our product margin was negatively impacted by the absence of logistics nominations from one particular contract customer.  Due to the absence of third quarter 2016 nominations by that customer, we expect additional revenue of approximately $8.2 million related to the take-or-pay nature of the contract by December 31, 2016.  Revenue from this contract in the fourth quarter of 2016 will reflect those amounts owed to us for the lack of logistics nominations during the year, which through the first three quarters of 2016 totals $19.8 million.  Our crude oil product margin for the third quarters of 2016 and 2015 was negatively impacted by fixed costs which included contracted barges, pipeline commitments and railcar leases.  The primary fixed cost allocated to crude oil was our railcar lease expense of $11.6 million and $13.4 million for the three months ended September 30, 2016 and 2015, respectively.  The majority of these cars were in storage as of September 30, 2016.

Crude oil sales and logistics revenues were $0.4 billion and $0.9 billion for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.5 billion, due primarily a decrease in volume and to a decline in crude oil prices during the first half of 2016.  We had a negative product margin from crude oil of $28.8 million for the first nine months of 2016 compared to a product margin of $67.8 million for the same period in 2015, a decrease of $96.6 million, or 142%, primarily due to the result of tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports.  Our product margin for the first nine months of 2016 was negatively impacted by the absence of logistics nominations from one particular contract customer, specifically in the second and third quarters.  Revenue from this contract in the fourth quarter of 2016 will reflect those amounts owed to us for the lack of logistics nominations during the year, which through the first nine months of 2016 totaled $19.8 million.  Our crude oil product margin for the first nine months of 2016 and 2015 was negatively impacted by fixed costs which included contracted barges, pipeline commitments and railcar leases.  The primary fixed cost allocated to crude oil was our railcar lease expense of $34.7 million and $37.2 million in the first nine months of 2016 and 2015, respectively.  The future lease expense for these railcars is estimated at $10.9 million for the remainder of 2016, and approximately $43.7 million and $37.0 million in 2017 and 2018, respectively, with a significant reduction to approximately $13.1 million in 2019 after which the leases expire.  These cars can be used for crude oil, ethanol or other products.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended September 30, 2016 and 2015.  Our product margin from other oils and related products was $11.4 million and $12.4 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $1.0 million, or 8%, primarily in propane.

Sales from other oils and related products were $1.0 billion and $1.6 billion for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.6 billion, or 38%, primarily due to a decrease in prices.  Our product margin from other oils and related products was $52.5 million and $53.8 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1.3 million, or 2%, primarily, due to warmer weather during the first quarter of 2016 when temperatures were 12% warmer than normal and 26% warmer than the first quarter of 2015, offset by more favorable market conditions in distillates in the first half of 2016 and improved margins in propane.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.8 billion and $0.9 billion for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.1 billion, or 11% due to a decline in price.  Our sales benefitted from the addition of 22 leased sites in April 2016 but were negatively impacted by the sale of the Drake Sites and by lower prices during the quarter.  Our product margin from gasoline distribution was $88.1 million and $88.3 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.2 million, in part due to the sale of the Drake Sites.  Our product margin from gasoline distribution was favorably impacted by the addition of the 22 leased sites in April.

Sales from gasoline distribution were $2.2 billion and $2.5 billion for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.3 billion, or 12%, due to lower prices during the period and to the sale of the Drake Sites, offset by an increase in volume sold primarily due to the acquisition of Capitol and the addition of the 22 leased sites in April.  Our product margin from gasoline distribution was $220.5 million and $203.2 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $17.3 million, or 8%, primarily due to the Capitol acquisition, the expansion of our leased portfolio, including the addition of the 22 leased sites in April 2016, and the opening for business of certain raze and rebuild projects and new-to-industry sites.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended September 30, 2016 and 2015.  Our product margin from station operations was $48.7 million and $49.0 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.3 million.  Our sales and product margin reflect the sale of the Drake sites and the addition of the 22 leased sites in April.

Sales from our station operations were approximately $0.3 billion for each of the nine months ended September 30, 2016 and 2015, respectively.  Our product margin from station operations was $140.9 million and $130.8 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $10.1 million, or 8%, primarily due to the Capitol acquisition, the expansion of our leased portfolio, including the addition of 22 leased sites in April 2016, and the opening of certain raze and rebuild projects and new-to-industry sites.

Results for Commercial Segment

Our commercial sales were approximately $0.2 billion for each of the three months ended September 30, 2016 and 2015.  Our commercial product margin was $4.2 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $1.9 million, or 31%, primarily due to a decrease in bunkering activity.

Our commercial sales were $0.5 billion and $0.6 billion for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $0.1 billion due to a decrease in prices.  Our commercial product margin was $16.5 million and $24.7 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $8.2 million, or 33%, primarily due to a decrease in bunkering activity during the second and third quarters of 2016 and to warmer weather which negatively impacted our weather-sensitive products during the first quarter of 2016 compared to the same period in 2015.

Selling, General and Administrative Expenses

SG&A expenses were $36.7 million and $42.5 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of approximately $5.8 million, or 14%, including decreases of $3.2 million in professional fees and due diligence expenses related to potential acquisitions and growth opportunities, $0.5 million in wages and benefits, $0.4 million in bad debt expense, $0.4 million in bank fees and $1.3 million in various other SG&A expenses.

SG&A expenses were $108.3 million and $136.7 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of approximately $28.4 million, or 21%, including decreases of $8.7 million in professional fees and due diligence expenses related to potential acquisitions and growth opportunities, $7.4 million in accrued incentive compensation, $1.0 million in wages and benefits, $0.6 million in bad debt expense, $0.6 million in bank fees and $1.3 million in various other SG&A expenses.  The decrease in SG&A expenses also reflects $7.7 million in acquisition costs and restructuring charges in connection with the Warren acquisition and $3.2 million in acquisition costs in connection with the Capitol acquisition in 2015.  The decrease in SG&A expenses was offset by $2.1 million in severance charges incurred related to a reduction in our workforce.

Operating Expenses

Operating expenses were $70.6 million and $77.3 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of approximately $6.7 million, or 9%.  Operating expenses decreased by $2.4 million in expenses associated with our terminal operations, $2.3 million associated with our GDSO segment, $1.1 million at our Basin Transload facilities in North Dakota and $0.9 million at our Oregon facility.  The decrease in operating expenses in our GDSO segment was partially offset by increased operating expenses associated with the addition of 22 leased sites, primarily in direct overhead expenses, rent expense and credit card fees.

Operating expenses were $218.7 million and $218.1 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $0.6 million.  Operating expenses increased by $6.7 million associated with our GDSO segment, largely due to the Capitol acquisition and the addition of the 22 leased sites, primarily in direct overhead, rent expense, maintenance and repairs and property taxes.  Operating expenses at our Oregon facility increased by $1.7 million, due to $3.5 million in costs associated with cleaning tanks and related infrastructure in order to convert the facility to ethanol transloading, offset by a decrease of $1.8 million in various operating expenses.  The increase in operating expenses was offset by decreases of $4.6 million in operating expenses associated with our terminal operations and $3.2 million in operating costs at our Basin Transload facilities in North Dakota.

Amortization Expense

Amortization expense related to our intangible assets was $2.3 million for each of the three months ended September 30, 2016 and 2015.  Amortization expense was $7.1 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $3.6 million, or 34%, primarily due to intangibles that became fully amortized during the second quarter of 2015, partially offset by the intangible assets acquired in the Capitol acquisition.

Net Loss on Sale and Disposition of Assets

Net loss on sale and disposition of assets was $7.5 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, primarily due to the sale of certain GDSO sites.  Included in the net loss on sale and disposition of assets for the three months ended September 30, 2016 is approximately $13.6 million of goodwill derecognized as part of the site divestitures.  See Note 15 of Notes to Consolidated Financial Statements for additional information.

Net loss on sale and disposition of assets was $14.0 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, primarily due to the sale of certain GDSO sites.  Included in the net loss on sale and disposition of assets for the nine months ended September 30, 2016 is approximately $13.6 million of goodwill derecognized as part of the site divestitures.  See Note 15 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

We recognized a goodwill impairment charge of $121.7 million for the three and nine months ended September 30, 2016 related to the Wholesale reporting unit and a long-lived asset impairment charge of $26.1 million and $28.2 million for the three and nine months ended September 30, 2016 and 2015, respectively.  See Note 1 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in the third quarter ended September 30, 2016.

Interest Expense

Interest expense was $21.2 million and $20.6 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $0.6 million, or 3%.  The increase was due to $1.1 million in the third quarter of 2016 associated with the financing obligation recognized in connection with the Sale Leaseback Transaction (see Note 6 of Notes to Consolidated Financial Statements), partially offset by lower average balances on our revolving credit facility for the third quarter of 2016 compared to the same period in 2015 and lower average interest rates for the third quarter of 2016 due to the May 2016 expiration of our interest rate swap.

Interest expense was $65.2 million and $51.1 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $14.1 million, or 28%.  The increase was due primarily to (i) increased interest related to the issuance of the 7.00% Notes in 2015; (ii) additional borrowings related to the Capitol acquisition; (iii) an increase of  $5.1 million for the first nine months of 2016 associated with the financing obligations recognized in connection with the acquisition of Capitol and the Sale Leaseback Transaction; and (iv) $1.8 million associated with the write-off of a portion of our deferred financing fees associated with the elective reduction in our working capital revolving credit facility and our  revolving credit facility.  Please see Note 6 of Notes to Consolidated Financial Statements for additional information on the 7.00% Notes, our financing obligations and the write-off of deferred financing fees.

Income Tax Expense

Income tax expense of $3.1 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, reflect income tax expense on the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes.  The increase of $2.6 million for the three months ended September 30, 2016 compared to the same period in 2015 is due, in part, to the gain on the sale of the Drake Sites.

Net (Loss)  Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net (loss) income attributable to noncontrolling interest was ($37.0 million) and ($0.1 million) the for three months ended September 30, 2016 and 2015, respectively, and ($39.1 million) and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively, which represents the 40% noncontrolling ownership of the net loss reported.  The noncontrolling interest includes a $35.8 million goodwill and long-lived asset impairment for the three and nine months ended September 30, 2016.

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

Working capital was $277.4 million and $272.3 million at September 30, 2016 and December 31, 2015, respectively, an increase of $5.1 million.  Increases to working capital primarily include (i) a $49.3 million increase in inventories due to higher prices; (ii) a $13.8 million increase in cash, in part reflecting a portion of the proceeds from the sale of the Drake Sites that were available to pursue like-kind exchange transactions; and (iii) a $72.5 million reduction in accounts payable, primarily due to seasonality relating to the heating season and to lower crude oil volume, for a total increase of $138.9 million.  The increase was offset by an increase of $69.9 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements) and by decreases of $34.1 million in the change in derivatives and $30.3 million in accounts receivable.

Cash Distributions

During 2016, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 16, 2016 (1)	$15.8 million	Fourth quarter 2015
May 16, 2016	$15.8 million	First quarter 2016
August 12, 2016	$15.8 million	Second quarter 2016

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

On October 26, 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from July 1, 2016 through September 30, 2016 to our unitholders of record as of the close of business on November 8, 2016.  We expect to pay the cash distribution of approximately $15.8 million on November 14, 2016.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2016 were as follows (in thousands):

	Payments due by period
	Remainder of				2020 and
Contractual Obligations	2016	2017	2018	2019	Thereafter	Total
Credit facility obligations (1)	$172,468	$173,301	$173,301	$—	$—	$519,070
Senior notes obligations (2)	11,109	44,438	44,438	44,438	807,094	951,517
Operating lease obligations (3)	37,386	138,855	111,825	61,040	184,032	533,138
Capital lease obligations	44	201	97	—	—	342
Other long-term liabilities (4)	8,138	26,344	24,659	32,441	98,445	190,027
Financing obligations (5)	3,506	14,099	14,327	14,561	158,509	205,002
Total	$232,651	$397,238	$368,647	$152,480	$1,248,080	$2,399,096

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2016 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)	Includes principal and interest on the 6.25% Notes and the 7.00% Notes. No principal payments are required prior to maturity.
(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barges.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements.  Other long-term liabilities include pension and deferred compensation obligations.

(5)

Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores.  These transactions did not meet the criteria for sale accounting and the lease rental payments will be classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation.  See Note 6 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tankage and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $20.8 million and $20.2 million in maintenance capital expenditures for the nine months ended September 30, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows and largely consisted of investments in our gasoline stations.  Specifically, approximately $15.5 million and $14.9 million for the nine months ended September 30, 2016 and 2015, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by increasing, for example, rail capacity, dock capacity and tankage, diversifying product availability, raze and rebuilds, new-to-industry gasoline stations and convenience stores, storage flexibility at various terminals and by adding terminals.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $33.9 million and $467.5 million in expansion capital expenditures for the nine months ended September 30, 2016 and 2015, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the nine months ended September 30, 2016, the $33.9 million in expansion capital expenditures consisted of (i) $21.9 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and includes $5.5 million related to the additional 22 leased sites; (ii) $8.6 million in costs associated with our terminal assets, including $7.7 million in dock and infrastructure expansion at our Oregon facility and tank construction projects, and (iii) $3.4 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment.

For the nine months ended September 30, 2015, the $467.5 million in expansion capital expenditures included approximately $431.2 million in property and equipment associated with the acquisitions of Warren, the Revere Terminal and Capitol.  In addition, we had $36.3 million in expansion capital expenditures which consists of (i) $22.4 million in new site development, rebuilds, expansion and improvements at retail gasoline stations, (ii) $7.0 million in costs associated with our crude oil activities, including, in part, tank construction projects, rail expansion and improvement costs and equipment upgrades and (iii) $6.9 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment upgrades at various terminals.  Certain of the $7.0 million for the nine months ended September 30, 2015 in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload.  These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

We expect maintenance capital expenditures of approximately $35.0 million and expansion capital expenditures of approximately $45.0 million for the full year ending December 31, 2016.  These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in) operating activities	$14,160	$(5,392)
Net cash (provided by) used in investing activities	$4,179	$(615,141)
Net cash (used in) provided by financing activities	$(4,512)	$616,060

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $14.1 million and ($5.4 million) for the nine months ended September 30, 2016 and 2015, respectively, for a period-over-period increase in cash provided by operating activities of $19.5 million.  The primary drivers of the change include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2016	2015	Change
Decrease in accounts receivable	$30,296	$89,726	$(59,430)
Increase in inventories	$(51,773)	$(27,574)	$(24,199)
Decrease in accounts payable	$(71,611)	$(163,387)	$91,776

During the nine months ended September 30, 2016, the increase in inventories was due to higher prices, the decrease in accounts payable was primarily due to seasonality relating to the heating season and to lower crude oil volume and the decrease in accounts receivable was, in part, due to lower crude oil and logistics activity.  The increase in net cash provided by operating activities also reflects the period-over-period decrease in net income of $219.1 million, including the net loss on sale and disposition of assets and goodwill and long-lived asset impairment.  In addition, the change in derivatives year over year provided funds of $33.6 million.

During the nine months ended September 30, 2015, the decreases in accounts receivable and accounts payable were primarily due to declining prices.  In addition, due to favorable market conditions, we elected to use our storage to carry increased levels of inventory.

Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2016 and included $58.9 million in proceeds from the sale of property and equipment, primarily associated with the sale of the Drake Sites, offset by $33.9 million in expansion capital expenditures and $20.8 million in maintenance capital expenditures.

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

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2016 and 2015.

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2016 and included $88.2 million in net payments on our revolving credit facility, $46.9 million in cash distributions to our common unitholders and our general partner and $1.8 million in distributions to our noncontrolling interest at Basin Transload, offset by $69.9 million in net borrowings from our working capital revolving credit facility and $62.5 million in net proceeds from our sale leaseback transaction (see Note 6 to Notes to Consolidated Financial Statements).

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

Credit Agreement

Certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, have a $1.475 billion senior secured credit facility.    We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement will mature on April 30, 2018.

As of September 30, 2016, the two facilities under the credit agreement included:

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

The average interest rates for the credit agreement were 3.4% and 3.8% for the three months ended September 30, 2016 and 2015, respectively, and 3.6% and 3.5% for the nine months ended September 30, 2016 and 2015, respectively.  The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of September 30, 2016, we had total borrowings outstanding under the credit agreement of $498.8 million, including $180.8 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $51.8 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $924.4 million and $1.2 billion at September 30, 2016 and December 31, 2015, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by us and our subsidiaries with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2016.  The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million and $2.4 million was recorded for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $3.2 million was recorded for the nine months ended September 30, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.4 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The financing obligation balance outstanding at September 30, 2016 was $89.9 million associated with the Capitol acquisition.

Sale Leaseback Transaction

On June 29, 2016, we, through our wholly owned subsidiaries, Global Companies, GMG and Alliance, and Alliance’s wholly owned subsidiary, Bursaw Oil LLC, sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale Leaseback Sites (such Master Lease Agreement, together with the Sale Leaseback Sites, the “Sale Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  We have one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  We do not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale Leaseback Transaction were used to reduce indebtedness outstanding under our revolving credit facility.

The sale did not meet the criteria for sale accounting as of September 30, 2016 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three and nine months ended September 30, 2016.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and will continue to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we will incur interest expense associated with the financing obligation.  Lease rental payments will be recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.  The financing obligation balance outstanding at September 30, 2016 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  We capitalized additional financing fees of $1.0 million for the nine months ended September 30, 2016, including recording, deed transfer, survey and legal fees associated with the financing obligation recognized as part of the Sale Leaseback Transaction and $2.0 million associated with the February 2016 amendment to the credit agreement.  .  We had unamortized deferred financing fees of $15.7 million and $19.0 million at September 30, 2016 and December 31, 2015, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $7.8 million and $11.2 million at September 30, 2016 and December 31, 2015, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.9 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $1.0 million at September 30, 2016.

On February 24, 2016, we voluntarily elected to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million.  As a result, we incurred expenses of approximately $1.8 million associated with the write-off of a portion of its deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the nine months ended September 30, 2016.

Amortization expense of approximately $1.5 million for each of the three months ended September 30, 2016 and 2015, and $4.5 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments, valuation of intangibles, valuation of long-lived assets (discussed below), goodwill (discussed below), environmental and other liabilities and related party transactions.

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

Goodwill

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in our common unit price, collectively caused us to reassess our goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015.  Our results in 2015 were impacted by tighter differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports.    Certain of the key assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit, included the expectation of a recovery from tight differentials and low crude oil prices within 2017.  Based on the results of this assessment, we concluded that step two of the quantitative assessment was not necessary and no impairment was required at that time.

During the first quarter ended March 31, 2016 and second quarter ended June 30, 2016, we considered whether there were any change of circumstances or events which would more likely than not reduce the fair value of the Wholesale segment’s reporting unit below its carrying amount.  While we had then concluded that such events and circumstances had not occurred, we disclosed the possibility that a continuation of low crude oil prices and tight differentials might cause us to conclude that the timing of a market recovery might be more extended than estimated within our five-year forecast and estimate of terminal values.

We further disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Reports on Forms 10-Q as of March 31, 2016 and June 30, 2016, that a further sustained decline in commodity prices may cause us to reassess our long-lived assets and goodwill for impairment, and could result in future non-cash impairment charges as a result of such impairment assessments.  If we are required to perform step two in the future for the Wholesale reporting unit, up to $121.7 million of goodwill assigned to this reporting unit could be written off in the period of such impairment assessment.

During the third quarter ended September 30, 2016, we continued to monitor the extent and timing of future demand.  Crude oil prices have remained at lower levels but, more importantly, tight differentials have continued such that we may no longer reasonably include an assumption that the market for crude oil by rail to the coasts might recover sometime within 2017 as previously expected.  Factors contributing to our assumption include:

•	Lack of logistics nominations by one particular customer and the expectations for limited, if any, nominations for the balance of 2016 by that customer;
•	A decline in spot crude oil volume indicating weakening demand for our services/assets;
•	Increased pipeline capacity out of the Bakken region; and
•	The lifting of the export ban, which provides another clearing mechanism for crude oil.

These current market conditions, in addition to declines noted during fiscal year 2015 as well as the first and second quarters of 2016, negatively affected our current period results and future projections sufficiently to constitute triggering events for the Wholesale reporting unit.  Based on our consideration of the factors above, we concluded it was necessary to perform an interim goodwill impairment test for the Wholesale reporting unit pursuant to the guidelines of ASC Topic 350, “Intangibles–Goodwill and Other” (“ASC 350”).  We did not extend the interim test for recoverability to the GDSO reporting unit, as the indicators described above are specific to the Wholesale reporting unit.

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty.  The impairment test includes either a qualitative assessment or a two-step quantitative assessment.  The impairment test’s qualitative assessment is used in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value.  Factors considered in the qualitative analysis include changes in the business and industry, as well as macro-economic conditions, that would influence the fair value of the reporting unit as well as changes in the carrying values of the reporting unit.  In the impairment test’s two step quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit as determined under step one.  If the fair value of the reporting unit is less than the book value, including goodwill, then step two is performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess with a charge to operations.  We calculate the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

Key assumptions included in the development of the discounted cash flow value for each reporting unit include:

Future commodity volumes and margins.  The discounted cash flows are based on a five-year forecast with an estimate of terminal values.  In general, the reporting units’ fair values are most sensitive to volume and gross margin assumptions.  The Wholesale reporting unit’s cash flows are significantly influenced by the crude oil market, given our 2013 investment in transloading terminals in North Dakota and Oregon.

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

As of September 30, 2016, as a result of the impairment indicators discussed above, we completed a preliminary assessment of the impairment of the Wholesale reporting unit’s goodwill.  As a result of the step one assessment, we concluded that the fair value of the Wholesale reporting unit no longer exceeded its carrying value and as a result, performed a step two assessment to measure the impairment.  In step two of the quantitative assessment, the implied fair value of goodwill is determined by assigning the fair value of a reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination.  If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess.  Upon applying step two of the impairment test, we preliminarily determined that the implied fair value of the Wholesale reporting unit goodwill was $0, and accordingly we recorded an impairment charge of $121.7 million as of September 30, 2016, or all of the goodwill previously allocated to this reporting unit.

Due to the complexity of the analysis required to complete the step one and step two impairment tests and the timing of our determination of the goodwill impairment, we have not yet finalized our step one and step two impairment tests.  We have completed a preliminary assessment of the expected impact of the step one and step two impairment tests using reasonable estimates of discounted cash flows and for the theoretical purchase price allocation and has recorded a preliminary estimate of the goodwill impairment losses for the three and nine months ended September 30, 2016 of approximately $121.7 million.  The preliminary estimates of goodwill impairment losses will be finalized prior to the issuance of our Annual Report on Form 10-K for the year ending December 31, 2016 as part of our annual evaluation as of October 1.  We believe that the preliminary estimates of goodwill impairment losses are reasonable and represent our best estimate of the goodwill impairment losses to be incurred.

The following procedures are, among others, the more significant analyses that we need to complete to finalize our year end step one and step two impairment tests:

•	Final appraisals to determine the estimated fair value of Wholesale, Commercial and GDSO reporting units, including final calculation of discount rates;
•

Final appraisals, certain of which are being determined by third-party valuation specialists, to determine the estimated fair value of intangible assets, leases and property and equipment within the Wholesale reporting unit; and

•	Final analysis for the Wholesale reporting unit to determine the estimated fair value adjustments required to certain other assets and liabilities of the reporting unit.

In connection with the preliminary step two impairment test, we made what we considered to be reasonable estimates of each of the above items in order to determine our preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for a step two impairment test.

Judgments and assumptions are inherent in management’s estimates used to determine the fair value of our reporting units and are consistent with what management believes would be utilized by the primary market participant.  The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in our financial statements.

Goodwill associated with our disposition activities of GDSO sites will be included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805.  As of September 30, 2016, GDSO goodwill of $13.6 million has been derecognized related to the disposition of a portfolio of sites for the three and nine months ended September 30, 2016 (see Note 15 of Notes to Consolidated Financial Statements).

Evaluation of Long-Lived Asset Impairment

We evaluate our assets for impairment on a quarterly basis.  We recognized an impairment charge of $23.2 million for the three and nine months ended September 30, 2016 relating to long-lived assets used at our crude oil transloading terminals in North Dakota.  Additionally, we recognized an impairment charge of approximately $2.9 million for the three and nine months ended September 30, 2016 associated with certain long-lived assets at our Albany, New York terminal and development work in Port Arthur, Texas associated with the initial investments related to expanding our ability to handle crude oil at those locations.  The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials.  The method used for determining fair value of these assets predominately relied on a combination of the cost and market approaches.  These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016, we recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying CNG which is viewed as an alternative fuel to oil.  The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil.  As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the nine months ended September 30, 2016.  The method used for determining fair value of the CNG assets predominately relied on the market approach.  The CNG assets are allocated to the Commercial segment, and the impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the nine months ended September 30, 2016.

Additionally, we recognized an impairment charge of $0.3 million for the nine months ended September 30, 2016 associated with the long-lived assets of one discrete GDSO site.  The method used for determining fair value of this GDSO site predominately relied on the market approach.  The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the nine months ended September 30, 2016.

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

As of September 30, 2016, we had total borrowings outstanding under our credit agreement of $498.8 million.  Please read Item 2, “Management’s Discussion and Analysis—Liquidity and Capital Resources——Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.0 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In the aggregate, these hedging instruments historically have been effective in hedging the variability in interest payments due to changes in the one-month LIBOR swap curve or rate with respect to $300.0 million of one-month LIBOR-based borrowings on the credit facility.  In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% senior notes due 2022s (see Note 6 of Notes to Consolidated Financial Statements), we determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable.  Therefore, we elected to de-designate our interest rate cap and discontinued the related hedge accounting for this instrument.  The interest rate cap, which expired on April 13, 2016, was not in a hedging relationship for the three and nine months ended September 30, 2016 and 2015.  Accordingly, all changes in fair value of this instrument were recorded in the consolidated statements of operations through interest expense.

At September 30, 2016, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

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

At September 30, 2016, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

		Gain (Loss)
	Fair Value at
	September 30,	Effect of 10%	Effect of 10%
	2016	Price Increase	Price Decrease
Exchange traded derivative contracts	$(35,838)	$(31,537)	$31,537
Forward derivative contracts	72	(4,312)	4,312
	$(35,766)	$(35,849)	$35,849

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2016.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $18.7 million at September 30, 2016.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

We determined that gasoline loaded from certain loading bays at one of our terminals did not contain the necessary additives as a result of an IT-related configuration error.  The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives.  Based upon current information, we believe approximately 14 million gallons of gasoline were impacted.  We have notified the EPA.  As a result of this error, we could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally related to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“DEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the New York State Department of Environmental Conservation (“NYSDEC”) to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  We believe that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  We dispute the claims alleged in the NOV and responded to the EPA in September, 2016.  We have met with the EPA and provided additional information at the agency’s request.  To-date, the EPA has taken no further action with respect to the NOV.

By letter dated October 5, 2015, we received a notice of intent to sue (“October NOI”), which supersedes and replaces a prior notice of intent to sue that we received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA, particularly with respect to crude oil operations at the Albany Terminal.  The October NOI revises the superseded and replaced September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA.   In summary, this lawsuit alleges that our operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel us both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA.  We believe that we have meritorious defenses against all allegations.  On February 26, 2016, we filed a motion to dismiss the CAA action.  No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

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

On March 26, 2015, we received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere Terminal, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON requires us to submit a plan to remedy the reported violations of the NPDES Permit.  We have responded to the NON with a plan and have implemented modifications to the storm water management system at the Revere Terminal.  We have requested that the DEP acknowledge completion of the required modifications to the storm water management system in satisfaction of the NON.  We have determined that compliance with the NON and implementation of the plan will have no material impact on our operations.

We had a dispute with Lansing Ethanol Services, LLC (“Lansing”) for damages in excess of $12.0 million.  The dispute involved Lansing’s failure to transfer RINs to us in connection with certain agreements for the purchase and sale of ethanol.  The parties had agreed to arbitrate under the rules of the American Arbitration Association.  We filed for arbitration on March 24, 2015 and the hearing was conducted in March 2016.  A decision was rendered on June 10, 2016, which netted us $1.5 million.  Neither party appealed the decision and the appeal period expired on July 14, 2016.  The parties executed a Settlement Agreement and Mutual Release on August 2, 2016, and payment was made by Lansing and received by us on that date.

On May 16, 2014, we received a subpoena from the SEC requesting information for relevant time periods primarily relating to our accounting for RINs and the restatement of our consolidated financial statements as of and for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.  We have cooperated fully with the SEC and believe we have provided the SEC with all requested materials.  On October 26, 2016, we were informed that the SEC has concluded its investigation and does not intend to recommend that an enforcement action by the SEC be taken against us.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 7, 2016		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2016		By:	/s/ Daphne H. Foster
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

10.1*	—	Sixth Amendment to Second Amended and Restated Credit Agreement dated October 26, 2016.

10.2*	—	Amendment No. 1 to Equity Distribution Agreement dated August 5, 2016 among Global Partners LP, Global GP LLC, Global Operating LLC and Wells Fargo Securities, LLC and BMO Capital Markets Corp.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of Global GP LLC, general partner of Global Partners LP.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of Global GP LLC, general partner of Global Partners LP.

32.1†	—	Section 1350 Certification of Chief Executive Officer of Global GP LLC, general partner of Global Partners LP.

32.2†	—	Section 1350 Certification of Chief Financial Officer of Global GP LLC, general partner of Global Partners LP.

101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

†Not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.