Form 10-K
period 2016-12-31
GLOBAL PARTNERS LP
filed 2017-03-10
CIK 1323468

0.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The aggregate market value of common units held by non‑affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and their affiliates, for this purpose, as if they were affiliates of the registrant) as of June 30, 2016 was approximately $364,148,403 based on a price per common unit of $13.71, the price at which the common units were last sold as reported on the New York Stock Exchange on such date.

As of March 7, 2017, 33,995,563 common units were outstanding.

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, has resulted and could continue to result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015 and 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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
•

Our business could be affected by a range of issues, such as changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and within the United States, changes in refiner demand, weekly and monthly refinery output levels, changes in local, domestic and worldwide inventory levels, changes in safety regulations, failure to obtain renewal permits on favorable terms to us, seasonality, supply, weather and logistics disruptions and other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, refined products and renewable fuels.

•

Increases and/or decreases in the prices of the products we sell could adversely impact the amount of borrowing available for working capital under our credit agreement, which credit agreement has borrowing base limitations and advance rates.

•	We are exposed to trade credit risk and risk associated with our trade credit support in the ordinary course of our business.
•	The condition of credit markets may adversely affect our liquidity.
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

Items 1. and 2. Business and Properties.

Overview

We are a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil, natural gas and propane. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas. As of December 31, 2016, we had a portfolio of 1,458 owned, leased and/or supplied gasoline stations, including 248 directly operated convenience stores, in the Northeast, Maryland and Virginia. We also receive revenue from convenience store sales and gasoline station rental income. In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) Gasoline Distribution and Station Operations (“GDSO”) and (iii) Commercial.

Global GP LLC, our general partner, manages our operations and activities and employs our officers and substantially all of our personnel, except for most of our gasoline station and convenience store employees who are employed by our wholly owned subsidiary, Global Montello Group Corp. (“GMG”).

Recent Developments and 2016 Transactions

Sale of Terminal Assets—On February 2, 2017, we began soliciting proposals for the potential sale of six refined petroleum products terminals located in New England, New York and Pennsylvania. The assets consist of product terminals that represent 1.1 million barrels of aggregate storage capacity. These assets did not meet the criteria to be presented as held for sale as of December 31, 2016.

Sale of Natural Gas and Electricity Business—On February 1, 2017, we completed the sale of our natural gas marketing and electricity brokerage businesses for approximately $17.3 million, subject to customary closing adjustments. Net proceeds from the sale amounted to approximately $16.3 million. The sale of our natural gas marketing and electricity brokerage businesses reflects our ongoing program to monetize non-strategic assets that are not fundamental to our growth strategy. Prior to the sale, the results of our natural gas marketing and electricity brokerage business were included in our Commercial segment.

Early Termination of Railcar Sublease—On December 21, 2016 (effective December 31, 2016), we voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market.  Separately, we entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which we will provide future railcar storage, freight,  cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, we recognized one-time discounted lease exit and termination expenses of $80.7 million in the fourth quarter of 2016 consisting of

(i) $61.7 million cash consideration, (ii) $10.7 million of accrued incremental costs relating to our obligations under the sublease, and (iii) $8.3 million associated with derecognizing accumulated prepaid rent.

The $61.7 million cash consideration represents a discount of $10.2 million from $71.9 million in railcar lease payments that we would have been obligated to pay over the next three years. The termination of the sublease eliminates future lease payments related to these railcars of approximately $30.0 million, $29.0 million and $13.0 million in 2017, 2018 and 2019, respectively. In addition to the discounted lease termination payment, the one-time expense includes costs for future railcar storage, freight, cleaning, insurance and other services, as well as certain non-cash accounting adjustments associated with the early termination. Please read Note 2 of Notes to Consolidated Financial Statements for additional information.

In connection with the sublease termination, we amended our credit agreement to permit the use of borrowings to make the early termination payment. The amendment also accelerates the step-down in the combined total leverage ratio from 5.50 times to 5.0 times effective with the quarter ended December 31, 2016 and continuing through maturity.

Goodwill and Long-Lived Asset Impairment—In 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit and a long-lived asset impairment charge of $28.2 million, substantially all of which is due to crude oil related activities. Please read Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

Dock Expansion and Tank Conversion—In the third quarter of 2016, we completed the measures at our West Coast facility, including cleaning of tanks and associated infrastructure, to convert the facility from crude oil to ethanol transloading and began transloading ethanol.

Sale of Gasoline Stations—On August 22, 2016, Drake Petroleum Company, Inc., a subsidiary of ours, sold to Mirabito Holdings, Inc. 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million. Please read Note 5 of Notes to Consolidated Financial Statements. In connection with closing, the parties entered into long-term supply contracts for branded and unbranded gasoline and other petroleum products. The Drake Sites are a portion of the sites that were acquired by us in connection with the acquisition of Warren Equities, Inc. (“Warren”) in January 7, 2015.

In addition, beginning in April 2016, we retained a real estate firm to coordinate the sales of non-strategic GDSO sites which are part of a divestiture program. As of December 31, 2016, the divestiture program included approximately 80 sites, 29 of which we have sold and 30 of which met the criteria to be presented as held for sale (see Note 5 of Notes to Consolidated Financial Statements). Through February 2017, the criteria to be presented as held for sale was met for an additional 9 sites with a net book value of $4.8 million at December 31, 2016. Assets held for sale are expected to be sold within the next 12 months (see Note 24 of Notes to Consolidated Financial Statements).

Sale Leaseback Transaction—On June 29, 2016, we sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million. In connection with the sale, we entered into a master unitary lease agreement with the buyer to lease back the real property assets sold with respect to these sites. Please read Note 6 of Notes to Consolidated Financial Statements for additional information.

Expanded Retail Network—In April 2016, we expanded our gasoline station and convenience-store network in Western Massachusetts with the addition of 22 leased retail sites. Located in the Pittsfield and Springfield areas, these sites were added through long-term leases.

Operating Segments

We purchase refined petroleum products, renewable fuels, crude oil, natural gas and propane primarily from domestic and foreign refiners and ethanol producers, crude oil producers, major and independent oil companies and trading companies. We operate our business under three segments: (i) Wholesale, (ii) GDSO and (iii) Commercial. In

2016, our Wholesale, GDSO and Commercial sales accounted for approximately 50%, 42% and 8% of our total sales, respectively.

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We transport these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. We aggregate crude oil by truck or pipeline in the mid‑continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

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

As of December 31, 2016, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	248
Commissioned agents	281
Lessee dealers	246
Contract dealers	683
Total	1,458

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

Products

General

The following table presents our product sales and other revenues as a percentage of our consolidated sales for the years ended December 31:

	2016	2015	2014
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	64%	59%	60%
Crude oil sales and crude oil logistics revenue	7%	12%	14%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	24%	25%	25%
Convenience store sales, rental income and sundry sales	5%	4%	1%
Total	100%	100%	100%

Gasoline.  We sell all grades of branded and unbranded gasoline and we sell gasoline blendstocks, such as ethanol, that comply with seasonal and geographical requirements in the areas in which we market.

Crude Oil.  We engage in the purchasing, selling, storing and logistics of transporting domestic and Canadian crude oil and other products via rail and barge from the mid‑continent region of the United States and Canada for distribution to refiners and other customers.

Distillates.  Distillates are primarily divided into home heating oil, diesel and kerosene. In 2016, sales of home heating oil, diesel and kerosene accounted for approximately 53%, 46% and 1%, respectively, of our total volume of distillates sold. The distillates we sell are used primarily for fuel for trucks and off‑road construction equipment and for space heating of residential and commercial buildings.

We sell generic home heating oil and Heating Oil Plus™, our proprietary premium branded heating oil. Heating Oil Plus™ is electronically blended at the delivery facility. In 2016, approximately 8% of the volume of home heating oil we sold to wholesale distributors was Heating Oil Plus™. In addition, we sell the additive used to create Heating Oil Plus™ to some wholesale distributors, make injection systems available to them and provide technical support to assist them with blending. We also educate the sales force of our customers to better prepare them for marketing our products to their customers.

In 2016, we sold home heating oil, including Heating Oil Plus™, to approximately 790 wholesale distributors and retailers. We have a fixed price sales program that we market primarily to wholesale distributors and retailers which uses the New York Mercantile Exchange (“NYMEX”) heating oil contract as the pricing benchmark and as the vehicle to manage the commodity risk. Please read “—Commodity Risk Management.” In 2016, approximately 33% of our home heating oil volume was sold using forward fixed price contracts. A forward fixed price contract requires our customer to purchase a specific volume at a specific price during a specific period. The remaining home heating oil volume was sold on either a posted price or a price based on various indices which, in both instances, reflect current market conditions.

We sell generic diesel and Diesel One®, our proprietary premium diesel fuel product. We offer marketing and technical support for those customers who purchase Diesel One®.

Residual Oil.  We supply residual oil to industrial, commercial and marine customers. We specially blend product for users in accordance with their individual power specifications and for marine transport.

Natural Gas.  We supply natural gas to industrial and commercial customers.

Propane.  We sell propane to home heating oil and propane retailers and wholesale distributors primarily from our rail‑fed propane storage and distribution facility near our Church Street terminal in Albany, New York.

Convenience Store Items and Sundries.  We sell a broad selection of food, beverages, snacks, grocery and non‑food merchandise at our convenience store locations and generate sundry sales, such as car wash sales, lottery and ATM commissions at our convenience store locations.

Significant Customers

None of our customers accounted for greater than 10% of total sales for years ended December 31, 2016 and 2015. We had one significant customer, ExxonMobil Corporation (“ExxonMobil”), that accounted for approximately 17% of our total sales for the year ended December 31, 2014.

Assets

Terminals

As of December 31, 2016, we owned, leased or maintained dedicated storage facilities at 25 bulk terminals, each with the capacity of more than 50,000 barrels, with a collective storage capacity of 12.2 million barrels. Twenty‑two of these bulk terminals are located throughout the Northeast. Some of our storage tankage is versatile, allowing us to switch tankage from one product to another.

In addition to refined products, we also own or operate two rail facilities in New York and Oregon capable of handling crude oil and ethanol and two rail facilities in North Dakota capable of handling crude oil. We also maintain dedicated storage at one marine terminal in New York capable of handling crude oil. At select locations, we have capacity to store renewable fuels, and in Albany, New York, we also have an additional rail‑fed propane storage terminal.

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

As of December 31, 2016, we supported our rail activity with a fleet of approximately 1,400 leased railcars, which reflects our early termination of a sublease for 1,610 railcars from a third party. Please read “—Recent Developments and 2016 Transactions—Early Termination of Railcar Sublease.” The makeup of this fleet is split between general‑purpose cars, typically used for light crude oil, ethanol and refined products, and coiled, insulated cars, typically used for heavy crude oil and residual oil.

In connection with our business, we may lease or otherwise secure the right to use certain third-party assets (such as railcars, pipelines and barges). We lease railcars through various lease arrangements with various expiration dates, and we lease barges through various time charter lease arrangement also with various expiration dates. We also have various pipeline connection agreements that extend for five to seven years. Please read Note 9, “Commitments and Contingencies,” for additional information on our railcar leases, barge leases and pipeline commitments.

Many of our bulk terminals operate 24 hours a day and consist of multiple storage tanks and automated truck loading equipment. These automated systems monitor terminal access, volumetric allocations, credit control and carrier certification through the remote identification of customers. In addition, some of the bulk terminals from which we market are equipped with truck loading racks capable of providing automated blending and additive packages which meet our customers’ specific requirements.

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

Gasoline Stations

As of December 31, 2016, we had a portfolio of 1,458 owned, leased and/or supplied gasoline stations, including 248 convenience stores, primarily in the Northeast.

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commissioned agent. At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer‑leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

Supply

Our products come from some of the major energy companies in the world as well as North American crude oil producers. Products can be sourced from the United States, Canada, South America, Europe, Russia and occasionally from Asia. Most of our products are delivered by water, pipeline, rail or truck. During 2016, we purchased an average of approximately 335,000 barrels per day of refined petroleum products, renewable fuels, crude oil, natural gas and propane. We enter into supply agreements with these suppliers on a term basis or a spot basis. With respect to trade terms, our supply purchases vary depending on the particular contract from prompt payment (usually two days) to net 30 days. Please read “—Commodity Risk Management.” We obtain our convenience store inventory from traditional suppliers.

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

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for our bulk supply requirements or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our U.S. Environmental Protection Agency (“EPA”) obligations relative to renewable fuel reporting are largely limited to the foreign gasoline and diesel that we may import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through our terminals, we separate RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle our RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, upon certain EPA deferral actions, more than one year after the close of the compliance period. Operating results are sensitive to the timing associated with our RIN position relative to our RVO at a point in time, and we may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that we do not have a sufficient number of RINs to satisfy our RVO as of the balance sheet date, we charge cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and record a liability representing our obligation to purchase RINs.

For more information about our policies and procedures to minimize our exposure to market risk, including commodity market risk, please read Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Competition

In each of our operating segments, we encounter varying degrees of competition based on product and geographic locations and available logistics. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates, wholesalers, producers and independent marketers of varying sizes, financial resources and experience. In our Northeast market, we compete in various product lines and for all customers. In the residual oil markets, however, where product is heated when stored and cannot be delivered long distances, we face less competition because of the strategic locations of our residual oil storage facilities. We supply oil to industrial, commercial and marine customers. We compete with other transloaders in our logistics activities including, in part, storage and transportation of crude oil, renewable fuels and gasoline and the movement of product by alternative means (e.g., pipelines). We also compete with natural gas suppliers and marketers in our home heating oil, residual oil and propane product lines. Bunkering requires facilities at ports to service vessels. In various other geographic markets, particularly with respect to unbranded gasoline and distillates markets, we compete with integrated refiners, merchant refiners and regional marketing companies. Our retail gasoline stations compete with unbranded and branded retail gasoline stations as well as supermarket and warehouse stores that sell gasoline.

Employees

To carry out our operations, our general partner and certain of our operating subsidiaries employed approximately 1,770 full‑time employees as of December 31, 2016, of which approximately 100 employees were represented by labor unions under collective bargaining agreements with various expiration dates. We may not be able to renegotiate the collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, existing labor agreements may not prevent a future strike or work stoppage, and any work stoppage could negatively affect our results of operations and financial condition. We believe we have good relations with our employees.

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

The name GLOBAL, our logos and the name Global Petroleum Corp. are our trademarks. In addition, we have trademarks for our premium fuels and additives, Diesel One®, Heating Oil Plus™ and SubZero®. We also have the following trademarks for our convenience store business: ALLTOWN®, YOUR TOWN.MYTOWN.ALLTOWN!®, CENTRE ST. KITCHEN®, Buck Stop®, Fast Freddie’s® and Mr. Mike’s®, and the pending trademark, ALLTOWN MARKET™. In connection with the January 7, 2015 acquisition of Warren, we acquired the following trademarks: Deli Joe’s®, Deli Joe’s logo, Diamond Fuels®, Xtra®, XtraCafé logo, Xtra Mart® and the Xtramart logo.

Facilities

We lease office space for our principal executive office in Waltham, Massachusetts. This lease expires on July 31, 2026 with extension options through July 31, 2036. In addition, we lease office space in Branford, Connecticut. This lease expires on July 31, 2024 with extension options through July 31, 2034.

Environmental

General

Our business of supplying refined petroleum products, renewable fuels, crude oil and propane, and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. As part of our business, we own and operate various petroleum storage and distribution facilities and gasoline stations and must comply with environmental laws at the federal, state and local levels, which increases the cost of operating terminals and gasoline stations and our business generally. In addition, these laws are frequently modified or revised to impose new obligations.

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
•

requiring our operations to obtain, maintain and renew permits which can obligate us to incur capital expenditures to comply with environmental control requirements and which may restrict our operations; capital expenditures to comply with environmental control requirements;

•	enjoining the operations of facilities deemed in noncompliance with environmental laws and regulations; and
•	inability to renew permits on satisfactory terms and conditions.

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

Environmental operating permits are, or may be, required for our operations under applicable environmental laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges of permits or permit revocation are inherent in the operation of our business, as it is with other companies engaged in similar businesses.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment over time. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance.

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

Hazardous Material Releases and Waste Handling

Our business is subject to laws relating to the release of hazardous substances into the water or soils and include measures to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In the course of our ordinary operations, we may generate, store or otherwise handle materials and wastes that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, clean up contaminated property, including groundwater contaminated by prior owners or operators, or make capital improvements to prevent future contamination.

Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that our operations are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and local laws, and the cost involved in complying with these requirements is not material. We also incur ongoing costs for monitoring groundwater and/or remediation of contamination at several facilities that we operate.

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

Under the Oil Pollution Act of 1990 (“OPA”) and comparable state laws, responsible parties for a regulated facility from which oil products so regulated are discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines.

Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control and Countermeasure plans that are designed to prevent, and minimize the impacts of, releases of oil and other products from above ground storage tanks. We believe we are in substantial compliance with regulations pursuant to OPA, the Clean Water Act and similar state laws. We follow the American Petroleum Institute’s inspection, maintenance and repair standard applicable to our above ground storage tanks.

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

Water Discharges

The federal Clean Water Act imposes restrictions regarding the discharge of pollutants, including oil and refined petroleum products, renewable fuels and crude oil, into navigable waters. This law and comparable state laws may require permits for discharging pollutants into state and federal waters and impose substantial liabilities and remedial obligations for noncompliance. The EPA and the Army Corps of Engineers (“Corps”) released a rule to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, which went into effect in August 2015. The U.S. Court of Appeals for the Sixth Circuit has stayed the WOTUS rule nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Those regulations will be implemented as they were prior to the effective date of the new WOTUS rule. In January 2017, the Supreme Court agreed to review the Sixth Circuit’s finding that it has jurisdiction to hear challenges to the rule. The WOTUS rule could significantly expand federal control of land and water resources across the United States, triggering substantial additional permitting and regulatory requirements. If the WOTUS rule survives judicial review in its current form, it could restrict exploration and production efforts by producers whose crude oil and other materials we transport. That restriction of supply could adversely affect our financial position, results of operations or cash available for distribution to our unitholders.

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

Air Emissions

Under the federal Clean Air Act (the “CAA”) and comparable state and local laws, permits are typically required to emit regulated air pollutants into the atmosphere above certain thresholds. We believe that we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition, results of operations or cash available for distribution to our unitholders.

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

Climate Change

Federal climate change legislation in the United States appears unlikely in the near‑term. As a result, domestic efforts to curb greenhouse gas (“GHG”) emissions continue be led by the EPA GHG regulations and the efforts of states. To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facilities or construction of new facilities may be subject to the CAA’s requirements for pollutants regulated under the Prevention of Significant Deterioration and Title V programs. Some of our facilities are also subject to the EPA’s Mandatory Reporting of Greenhouse Gases rule, and any further regulation may increase our operational costs.

Under a consent decree with states and environmental groups, the EPA is due to propose new source performance standards for GHG emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business. In May 2016, the EPA finalized New Source Performance Standards for methane and volatile organic compound emissions from certain activities in the oil and gas sector. This rule is currently subject to a pending judicial challenge in the D.C. Circuit. EPA also released a new definition of oil and gas sources, and new control guidance for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone non‑attainment areas.  Collectively, these rules could impose new compliance costs and additional permitting burdens on oil and gas operations, which could in turn affect the companies that produce the crude oil that we transport. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

Under Subpart MM of the Mandatory Greenhouse Gas Reporting Rule (“MRR”), importers of petroleum products, including distillates, must report the GHG emissions that would result from the complete combustion of all imported products if such combustion would result in the emission of at least 25,000 metric tons of carbon dioxide equivalent per year. We currently report under Subpart MM because of the volume of petroleum products we typically import. Compliance with the MRR does not substantially impact our operations. However, any change in regulations based on GHG emissions reported in compliance with MRR may limit our ability to import petroleum products or increase our costs to import such products.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. For example, at the 2015 United Nations Framework Convention on Climate Change in Paris, the United States and nearly 200 other nations entered into an international climate agreement. Although this agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. The Paris Agreement became effective in November 2016, and the United States is one of over 100 nations that have indicated an intent to comply with the agreement. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.

Convenience Store Regulations

Our convenience store operations are subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food labelling, safety and health requirements and public accessibility, as well as sanitation, safety and fire standards. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses. Our operations are also subject to federal and state laws governing matters such as wage rates, overtime, working conditions and citizenship requirements. At the federal level, there are proposals under consideration from time to time to increase minimum wage rates and to introduce a system of mandated health insurance, each of which could adversely affect our results of operations. In June 2009, Congress gave the Food and Drug Administration (“FDA”) broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”). Under the FSPTCA, the FDA has passed regulations that, among other things, prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age); prohibit the sale of single cigarettes or packs with less than 20 cigarettes; and prohibit the sale or distribution of non‑tobacco items such as hats and t‑shirts with tobacco brands, names or logos. Governmental actions and regulations, such as these, could materially impact our retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our results of operations.

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

Environmental Insurance

We maintain insurance which may cover, in whole or in part, certain costs relating to environmental matters associated with the releases of the products we store, sell and/or ship. We maintain insurance policies with insurers in amounts and with coverage and deductibles as we believe are reasonable and prudent. These policies may not cover all environmental risks and costs and may not provide sufficient coverage in the event an environmental claim is made against us.

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

Hazardous Materials Transportation

Our operations include the preparation and shipment of some hazardous materials by truck, rail and marine vessel. We are subject to regulations promulgated under the Hazardous Materials Transportation Act (and subsequent amendments) and administered by the U.S. Department of Transportation (“DOT”) under the Federal Highway Administration, the Federal Railroad Administration (“FRA”), the United States Coast Guard and the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).

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

The trend in hazardous material transportation is to increase oversight and regulation of these operations. Several derailments of freight trains, including the tragic events in July 2013 in Lac Mégantic and other events, have led federal and state regulators to examine whether the hazardous nature of crude oil from the Bakken Shale is being assessed properly prior to its shipment. In particular, there are concerns that the testing and ensuing designations of the crude oil on the shipping documentation do not in all cases accurately capture the flammability of the Bakken crude oil. These events have spurred efforts to improve the safety of tank cars that are used in transporting crude oil and other flammable or petroleum type liquids by rail. Since 2011, PHMSA has introduced a number of new requirements for railroad tank cars, including requirements that all new railroad tank cars used to transport crude oil or other petroleum type fluids (e.g., ethanol) be built to more stringent safety standards. PHMSA has also additional requirements to enhance tank car standards, a classification and testing program for crude oil, and a requirement that certain older DOT‑111 tank cars be phased out.

The rules also include braking standards for certain trains, designates new operational protocols for trains transporting large volumes of flammable liquids, such as routing requirements, speed restrictions and information for local government agencies, and provides new sampling and testing requirements to improve classification of energy products placed into transport. In July 2016, PHMSA also proposed a new rule that would expand the applicability of comprehensive oil spill response plans so that any railroad that transports a single train carrying 20 or more loaded tank cars of liquid petroleum oil in a continuous block or a single train carrying 35 or more loaded tank cars of liquid petroleum oil throughout the train must have a current, comprehensive, written plan. In addition to action taken or proposed by federal agencies, a number of states proposed or enacted laws in recent years that encourage safer rail operations or urge the federal government to strengthen requirements for these operations.

Efforts are likewise underway in Canada to assess and address risks from the transport of crude oil by rail. For example, in April 2014, Transport Canada issued a protective order prohibiting oil shippers from using 5,000 of the DOT‑111 tank cars and imposing a three‑year phase‑out period for approximately 65,000 tank cars that do not meet certain safety requirements. Transport Canada also imposed a 50 mile‑per‑hour speed limit on trains carrying hazardous materials and required all crude oil shipments in Canada to have an emergency response plan. At the same time that PHMSA released its 2015 rule, Canada’s Minister of Transport announced Canada’s new tank car standards, which largely align with the requirements in the PHMSA rule. Likewise, Transport Canada’s railcar retrofitting and phase out timeline largely aligns with the timeline introduced under the 2015 and 2016 PHMSA rules. Transport Canada has also introduced new requirements that railways carry minimum levels of insurance depending on the quantity of crude oil or dangerous goods that they transport as well as a final report recommending additional practices for the transportation of dangerous goods.

We believe we are in substantial compliance with applicable hazardous materials transportation requirements related to our operations. We do not believe that compliance with federal, state or local hazardous materials transportation regulations will have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders. However, these and future statutes, regulatory changes or initiatives regarding hazardous material transportation, could directly and indirectly increase our operation, compliance and transportation costs and lead to shortages in availability of tank cars. We cannot assure that costs incurred to comply with standards and regulations emerging from these and future rulemakings will not be material to our business, financial condition or results of operations. Furthermore, we can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws and regulations, including any voluntary measures by the rail industry, that result in new requirements for the design, construction or operation of tank cars used to transport crude oil, or, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Any such requirements would apply to the industry as a whole.

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

With respect to each of the quarters in 2016, we announced a quarterly distribution of $0.4625 per unit. On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625. This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. That reduction in the distribution primarily reflected the continuing weakness in the crude oil market. The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 and 2016 results.

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

We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects would not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

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

•	limitations on rights to indemnity from the seller;
•	customer or key employee loss from the acquired businesses;
•	unforeseen difficulties operating in new and existing product areas or new and existing geographic areas; and
•	diversion of our management’s and employees’ attention from other business concerns.

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

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement.

Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.

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

When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil has adversely affected the economics of domestic crude oil production which, in turn, has had an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials has also had an adverse effect on our crude oil logistics activities and sales. In addition, the prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets used at our terminals in North Dakota. As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.

A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities has resulted and could continue to result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015 and 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

As of December 31, 2016, our total debt, including amounts outstanding under our credit agreement and senior notes, was approximately $1.3 billion. We have the ability to incur additional debt, including the capacity to borrow up to $1.475 billion under our credit agreement, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

Our ability to service our indebtedness depends upon, among other things, our financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions, such as reducing or eliminating distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

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

In the past, global financial markets and economic conditions were disrupted and volatile. The debt and equity capital markets were exceedingly distressed. These issues, along with significant write‑offs in the financial services sector, the re‑pricing of credit risk and the economic conditions, had made and, along with any other potential future economic or market uncertainties, could make it difficult to obtain funding.

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

Any subsequent refinancing of our current debt or any new debt could have similar restrictions. For more information regarding our credit agreement and the indentures, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” and Note 6 of Notes to Consolidated Financial Statements.

We can borrow money under our credit agreement to pay distributions, which would reduce the amount of credit available to operate our business.

Our partnership agreement allows us to borrow under our credit agreement to pay distributions. Accordingly, we can make distributions on our units even though cash generated by our operations may not be sufficient to pay such distributions. For more information, please read Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements.

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

Technological advances and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, may adversely affect the demand for gasoline. We could face additional competition from alternative energy sources as a result of future government‑mandated controls or regulations which promote the use of alternative fuel sources. A number of new legal incentives and regulatory requirements, and executive initiatives, including the Clean Power Plan and various government subsidies including the extension of certain tax credits for renewable energy, have made these alternative forms of energy more competitive. A reduction in demand for our gasoline products could have an adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders. In addition, higher prices could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

Energy efficiency, higher prices, new technology and alternative fuels could reduce demand for our products.

Increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil. Consumption of residual oil has steadily declined over the last several decades. We face additional competition from alternative energy sources as a result of future government‑mandated controls or regulation further promoting the use of cleaner fuels. End users who are dual‑fuel users have the ability to switch between residual oil and natural gas. Other end users may elect to convert to natural gas. During a period of increasing residual oil prices relative to the prices of natural gas, dual‑fuel customers may switch and other end users may convert to natural gas. During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas. Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. In addition, higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales. A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our businesses. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales.

The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States.

We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.

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

Where releases of refined petroleum products, renewable fuels, crude oil, natural gas and propane have occurred, federal and state laws and regulations require that contamination caused by such releases be assessed and remediated to meet applicable standards. Our obligation to remediate this type of contamination varies, depending upon applicable laws and regulations and the extent of, and the facts relating to, the release. A portion of the remediation costs for certain petroleum products may be recoverable from the reimbursement fund of the applicable state and/or from third party insurance after any deductible has been met, but there are no assurances that such reimbursement funds or insurance proceeds will be available to us.

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

We may incur costs or liabilities as a result of litigation or adverse publicity resulting from concerns over food quality, health or other issues that could cause customers to avoid our convenience stores.

We may be the subject of complaints or litigation arising from food-related illness or injury in general which could have a negative impact on our business. Additionally, negative publicity, regardless of whether the allegations are valid, concerning food quality, food safety or other health concerns, employee relations or other matters related to our prepared food operations may materially adversely affect demand for our offerings and could result in a decrease in customer traffic to our convenience stores.

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

Governmental action and campaigns to discourage smoking may have a material adverse effect on our revenues and gross profit.

Congress has given the FDA broad authority to regulate tobacco products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns to discourage smoking and other factors, may result in reduced volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

New entrants or increased competition in the convenience store industry could result in reduced gross profits.

We compete with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount warehouse clubs, motor fuel service stations, mass merchants, fast food operations and other similar retail outlets. Several non-traditional retailers, including supermarkets and club stores, compete directly with convenience stores.

We may not be able to renew our leases or our agreements for dedicated storage when they expire.

The bulk terminals we own or lease or at which we maintain dedicated storage facilities play a key role in moving product to our customers. As of December 31, 2016, we leased the entirety of two bulk terminals that we operated exclusively for our business and operated and maintained dedicated storage facilities at another 18 bulk terminals. The lease agreements governing these arrangements are subject to expiration at various dates through 2019. These arrangements may not be renewed when they expire or, if renewed, may not be renewed at rates and on terms at least as favorable. If these agreements are not renewed or we are unable to renew these agreements at rates and on terms at least as favorable, it could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition.

Our operations are subject to federal, state and local laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or local entities or permit revocation are inherent in the operation of our business, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs.

In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver products to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation.

There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Our terminalling operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety that could require us to incur substantial costs.

The risk of substantial environmental costs and liabilities is inherent in terminal operations, and we may incur substantial environmental costs and liabilities. Our terminalling operations involving the receipt, storage and redelivery of refined petroleum products, renewable fuels, crude oil and propane are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Their compliance with these requirements could increase the cost of doing business with these facilities. Please read “Items 1. and 2. Business and Properties—Environmental.”

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

Combustion of fossil fuels, such as the refined petroleum products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate GHG emissions pursuant to the CAA. In addition, it is possible federal legislation could be adopted in the future to restrict GHG, as Congress has considered various proposals to reduce GHG emissions from time to time. Many states and regions have adopted GHG initiatives. Please read “Items 1. and 2. Business and Properties—Environmental—Air Emissions.”

There are many regulatory approaches currently in effect or being considered to address GHGs, including possible future U.S. treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap‑and‑trade program and regulation by the EPA. Please read “Items 1. and 2. Business and Properties—Environmental—Air Emissions.” Future international, federal and state initiatives to control GHG emissions, or an unfavorable outcome in the methane judicial challenges,  could result in increased costs associated with refined petroleum products consumption, such as costs to install additional controls to reduce GHG emissions or costs to purchase emissions reduction credits to comply with future emissions trading programs. Such increased costs could result in reduced demand for refined petroleum products and some customers switching to alternative sources of fuel which could have a material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

Our business involves the buying, selling and shipping by rail of crude oil from the Bakken Shale, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as potential regulatory changes that may adversely impact our business, financial condition or results of operations.

Our operations involve the buying and selling of crude oil including from the Bakken Shale and shipping it by rail to various markets including on railcars that we lease. The derailments of trains transporting crude oil in North America have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation by rail of flammable materials. Additional measures have been taken in both the United States. and Canada to regulate the transportation of these products.  Please read “Items 1. and 2. Business and Properties—Environmental— Hazardous Materials Transportation.”

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

Our convenience store business is subject to extensive governmental laws and regulations that include legal restrictions on the sale of alcohol, tobacco and lottery products, food labelling, safety and health requirements and public accessibility. Furthermore, state and local regulatory agencies have the power to approve, revoke, suspend, or deny applications for and renewals of permits and licenses relating to the sale of alcohol, tobacco and lottery products or to seek other remedies. A violation of or change in such laws and/or regulations could have an adverse effect on our convenience store business and results of operations.

Regulations related to wages also affect our business. Any appreciable increase in the statutory minimum wage would result in an increase in our labor costs and such cost increase could adversely affect our business, financial condition and results of operations.

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

In the normal course of our business, we may obtain personal data, including credit card information. While we believe we have adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material adverse effect on our reputation, operating results and financial condition.

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

As of March 7, 2017, affiliates of our general partner, including directors and executive officers and their affiliates, owned 21.9% of our common units and the entire general partner interest. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. Furthermore, certain directors and officers of our general partner are directors or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. Please read “—Our partnership agreement limits our general partner’s fiduciary duties to unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.” These conflicts include, among others, the following situations:

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

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, which would subject us to entity level taxation, then our cash available for distribution to our unitholders would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, if we were treated as a corporation for federal income tax purposes, there would be a material reduction in the anticipated cash flow and after‑tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional amounts of entity level taxation for federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to independently subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. Specifically, we currently own assets and conduct business in several states, some of which imposes a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.

On January 24, 2017, the U.S. Treasury Department and the IRS published final regulations regarding which activities give rise to qualifying income (the “Final Regulations”) in the Federal Register. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate‑level income taxes.

As of December 31, 2016, we conducted substantially all of our operations of our end‑user business through six subsidiaries that are treated as corporations for federal income tax purposes. These corporations engage in the retail sale of gasoline and/or operates convenience stores and collect rents on personal property leased to dealers and commissioned agents at other stations. We may elect to conduct additional operations through these corporate subsidiaries in the future. These corporate subsidiaries are subject to corporate‑level taxes, which reduce the cash available for distribution to us and, in turn, to unitholders. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation were enacted that increased the corporate tax rate, our cash available for distribution to unitholders would be further reduced.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if our unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Because unitholders are treated as partners to whom we allocate taxable income, which could be different in amount than the cash we distribute, unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they do not receive any cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time, to time consult with professional appraisers regarding valuation matters, including the valuation of our assets, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge our valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state, local and non‑U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As of December 31, 2016, we owned assets and conducted business in several states, some of which impose a personal income tax as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in other states or non‑U.S. countries in the future. It is the unitholder’s responsibility to file all U.S. federal, state, local and non‑U.S. tax returns.

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

Environmental

In connection with the June 2015 acquisition of retail gasoline stations from Capitol Petroleum Group (“Capitol”),  we assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol. Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate of liability to us.  As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”),  we assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

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

In connection with the March 2012 acquisition of Alliance Energy LLC (“Alliance”), we assumed Alliance’s environmental liabilities, including ongoing environmental remediation at certain of the retail gasoline stations owned by Alliance and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place, as may be applicable with the state agencies regulating such ongoing remediation. Based on reports from environmental consultants, our estimated cost of the ongoing environmental remediation for which Alliance was responsible and future remediation activities required by applicable federal, state or local law or regulation is estimated to be approximately $16.1 million to be expended over an extended period of time. Certain environmental remediation obligations at the retail stations acquired by Alliance from ExxonMobil in 2011 are being funded by a third‑party who assumed the liability in connection with the Alliance/ExxonMobil transaction in 2011 and, therefore, cost estimates for such obligations at these stations are not included in this estimate. As a result, we initially recorded, on an undiscounted basis, total environmental liabilities of approximately $16.1 million.

In connection with the September 2010 acquisition of retail gasoline stations from ExxonMobil, we assumed certain environmental liabilities, including ongoing environmental remediation at and monitoring activities at certain of the acquired sites and future remediation activities required by applicable federal, state or local law or regulation. Remedial action plans are in place with the applicable state regulatory agencies for the majority of these locations, including plans for soil and groundwater treatment systems at certain sites. Based on consultations with environmental consultants, our estimated cost of the remediation is expected to be approximately $30.0 million to be expended over an extended period of time. As a result, we initially recorded, on an undiscounted basis, total environmental liabilities of approximately $30.0 million.

In connection with the June 2010 acquisition of three refined petroleum products terminals in Newburgh, New York, we assumed certain environmental liabilities, including certain ongoing remediation efforts. As a result, we initially recorded, on an undiscounted basis, a total environmental liability of approximately $1.5 million.

In addition to the above-mentioned environmental liabilities related to our retail gasoline stations, we retain some of the environmental obligations associated with certain gasoline stations that we have sold.

For additional information regarding our environmental liabilities, see Note 12 of Notes to Consolidated Financial Statements included elsewhere in this report.

Other

We determined that gasoline loaded from certain loading bays at one of our terminals did not contain the necessary additives as a result of an IT-related configuration error. The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives. Based upon current information, we believe approximately 14 million gallons of gasoline were impacted. We have notified the EPA of this error.  As a result of this error, we could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the CAA. The information requested generally related to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations. The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. No violations were alleged in the request for information. We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The applicable permits issued by the NYSDEC to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that our permits were subject to the NSR program. The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties. We believe that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred. We dispute the claims alleged in the NOV and responded to the EPA in September, 2016. We have met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to us relating to the allegations in the NOV. On January 17, 2017, we responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA should better explain its positions and the evidence on which it was relying. To-date, the EPA has not responded to our response and has not taken any further action with respect to the NOV.

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

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that certain of our operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel us both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA. We believe that we have meritorious defenses against all allegations. On February 26, 2016, we filed a motion to dismiss the CAA action. No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

By letter dated January 25, 2017, we received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that we  were operating the Albany Terminal without a valid CAA Title V Permit. On February 9, 2017, we responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that we would move to dismiss any action commenced by Earthjustice. At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the NOI. The Albany Terminal is currently operating pursuant to its Title V Permit. We believe that we have meritorious defenses against all allegations.

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

On March 26, 2015, we received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere Terminal, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges. The NON required us to submit a plan to remedy the reported violations of the NPDES Permit. We have responded to the NON with a plan and have implemented modifications to the storm water management system at the Revere Terminal in accordance with the plan. We have requested that the DEP acknowledge completion of the required modifications to the storm water management system in satisfaction of the NON. While no response has yet been received, we  believe that compliance with the NON has been achieved, and implementation of the plan will have no material impact on our operations.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. We met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. We have responded to the Supplemental NOV and engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through March 31, 2017. While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common units trade on the New York Stock Exchange (“NYSE”) under the symbol “GLP.” The closing sale price per common unit on March 7, 2017 was $18.50. At the close of business on March 7, 2017, based upon information received from our transfer agent and brokers and nominees, we had 10,967 common unitholders, including beneficial owners of common units held in street name. The following table sets forth the range of the daily high and low sales prices per common unit as quoted on the NYSE and the cash distributions per common unit for the periods indicated.

	Price Range		Cash Distribution
	High	Low	Per Common Unit (a)
2016
Fourth Quarter	$19.95	$14.85	$0.4625
Third Quarter	17.00	12.82	0.4625
Second Quarter	14.23	12.28	0.4625
First Quarter	19.82	12.55	0.4625
2015
Fourth Quarter	$35.00	$14.80	$0.4625
Third Quarter	35.67	26.55	0.6975
Second Quarter	42.74	32.01	0.6925
First Quarter	40.37	32.68	0.6800

(a)	Represents cash distributions attributable to the quarter. Cash distributions declared in respect of a calendar quarter are paid in the following calendar quarter.

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

Within 45 days after the end of each quarter, we will distribute all of our Available Cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. The amount of Available Cash is all cash on hand on the date of determination of Available Cash for the quarter, less the amount of cash reserves established by our general partner to provide for the proper conduct of our business, to comply with applicable law, any of our debt instruments or other agreements, or to provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the quarter ended December 31, 2016.

Item 6. Selected Financial Data.

The following table presents selected historical financial and operating data of Global Partners LP for the years and as of the dates indicated. The selected historical financial data is derived from the historical consolidated financial statements of Global Partners LP.

This table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of Global Partners LP and the notes thereto included elsewhere in this report. In addition, this table presents non‑GAAP financial measures which we use in our business. These measures are not calculated or presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We explain these measures and present reconciliations to the most directly comparable financial measures calculated in accordance with GAAP in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Performance Indicators.”

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in millions except per unit amounts)
Statement of Income Data:
Sales	$8,239.6	$10,314.9	$17,269.9	$19,589.6	$17,626.0
Cost of sales	7,693.1	9,717.2	16,725.1	19,185.1	17,291.9
Gross profit	546.5	597.7	544.8	404.5	334.1
Selling, general and administrative expenses	149.7	177.0	154.0	115.5	95.7
Operating expenses	288.5	290.3	204.1	185.7	140.4
Lease exit and termination expenses	80.7	—	—	—	—
Amortization expense	9.4	13.5	18.9	19.2	7.0
Loss (gain) on sale and disposition of assets	20.5	2.1	2.2	(1.3)	0.6
Goodwill and long-lived asset impairment	149.9	—	—	—	—
Total operating costs and expenses	698.7	482.9	379.2	319.1	243.7
Operating (loss) income	(152.2)	114.7	165.6	85.4	90.3
Interest expense	(86.3)	(73.3)	(47.7)	(43.5)	(42.0)
(Loss) income before income tax expense	(238.5)	41.4	117.9	41.9	48.3
Income tax (expense) benefit	(0.1)	1.9	(0.9)	(0.9)	(1.6)
Net (loss) income	(238.6)	43.3	117.0	41.0	46.7
Net loss (income) attributable to noncontrolling interest (1)	39.2	0.3	(2.3)	1.6	—
Net (loss) income attributable to Global Partners LP	(199.4)	43.6	114.7	42.6	46.7
Less: General partners’ interest in net (loss) income	(1.3)	7.7	6.0	3.5	1.2
Limited partners’ interest in net (loss) income	$(198.1)	$35.9	$108.7	$39.1	$45.5
Per Unit Data
Basic net (loss) income per limited partner unit (2)	$(5.91)	$1.12	$3.97	$1.43	$1.73
Diluted net (loss) income per limited partner unit (2)	$(5.91)	$1.11	$3.95	$1.42	$1.71
Cash distributions per limited partner unit (3)	$1.85	$2.74	$2.53	$2.34	$2.06
Cash Flow Data:
Net cash (used in) provided by
Operating activities	$(119.9)	$62.5	$344.9	$255.1	$232.4
Investment activities	$6.4	$(649.7)	$(91.1)	$(243.2)	$(226.5)
Financing activities	$122.4	$583.1	$(257.8)	$(8.7)	$(4.3)
Other Financial Data:
EBITDA (4)	$(4.9)	$225.7	$242.3	$157.4	$135.8
Adjusted EBITDA (4)	$129.7	$227.8	$244.5	$156.1	$136.4
Distributable cash flow (5)	$(121.4)	$126.9	$161.2	$105.2	$80.8
Capital expenditures—acquisitions (6)	$—	$561.2	$—	$185.3	$188.7
Capital expenditures—maintenance and expansion (6)	$71.3	$92.9	$95.1	$67.1	$44.9
Operating Data:
Normal heating degree days (7)	5,661	5,630	5,630	5,630	5,661
Actual heating degree days	5,177	5,651	5,664	5,521	4,754
Variance from normal heating degree days	(9)%	0.37%	1%	(2)%	(16)%
Variance from prior year actual degree days	(8)%	(0.23)%	3%	16%	(7)%
Total gallons sold (in millions)	5,133	5,648	6,356	6,956	6,100
Variance in volume sold from prior year	(9)%	(11)%	(9)%	14%	17%
Balance Sheet Data (at period end):
Total assets	$2,564.0	$2,663.7	$2,030.8	$2,425.9	$2,329.8
Long—term debt	$1,025.9	$1,075.6	$593.9	$910.0	$762.8
Total debt	$1,300.5	$1,173.7	$594.6	$913.7	$846.5
Total liabilities	$2,166.2	$1,969.7	$1,394.7	$1,962.7	$1,893.3
Partners’ equity	$397.8	$694.0	$636.1	$463.2	$436.5

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

(4)

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, which is EBITDA further adjusted for the gain or loss on the sale and disposition of assets and goodwill and long-lived asset impairment, are non‑GAAP financial measures which are discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to the most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2016, Adjusted EBITDA includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million.

(5)

Distributable cash flow (“DCF”) is a non‑GAAP financial measure which is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As defined by our partnership agreement, DCF is not adjusted for the loss on sale and disposition of assets and goodwill and long-lived asset impairment. In 2016, DCF includes a net loss on sale and disposition of assets of $20.5 million, a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) and lease exit and termination expenses of $80.7 million (see Note 2 of Notes to Consolidated Financial Statements for additional information on the impairment charges and lease termination). Excluding these charges, DCF would have been $93.9 million in 2016.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil, natural gas and propane. We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast (the “Northeast”). We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas. As of December 31, 2016, we had a portfolio of 1,458 owned, leased and/or supplied gasoline stations, including 248 directly operated convenience stores, in the Northeast, Maryland and Virginia. We also receive revenue from convenience store sales and gasoline station rental income. In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $7.8 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the year ended December 31, 2016. In addition, we had other revenues of approximately $0.4 billion, primarily from convenience store sales at our directly operated stores and rental income from dealer leased or commissioned agent leased gasoline stations and from cobranding arrangements.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane. We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts. We aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners. We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements. Ethanol is shipped primarily by rail and by barge.

In our Wholesale segment, we obtain Renewable Identification Numbers (“RINs”) in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system. A RIN is a renewable identification number associated with government‑mandated renewable fuel standards. To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). Our EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline and diesel that we may import.

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

As of December 31, 2016, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	248
Commissioned agents	281
Lessee dealers	246
Contract dealers	683
Total	1,458

At our company‑operated stores, we operate the gasoline stations and convenience stores with our employees, and we set the retail price of gasoline at the station. At commissioned agent locations, we own the gasoline inventory, and we set the retail price of gasoline at the station and pay the commissioned agent a fee related to the gallons sold. We receive rental income from commissioned agent leased gasoline stations for the leasing of the convenience store premises, repair bays and other businesses that may be conducted by the commissioned agent. At dealer‑leased locations, the dealer purchases gasoline from us, and the dealer sets the retail price of gasoline at the dealer’s station. We also receive rental income from (i) dealer‑leased gasoline stations and (ii) cobranding arrangements. We also supply gasoline to locations owned and/or leased by independent contract dealers. Additionally, we have contractual relationships with distributors in certain New England states, pursuant to which we source and supply these distributors’ gasoline stations with ExxonMobil‑branded gasoline.

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

Outlook

This section identifies certain risks and certain economic or industry‑wide factors that may affect our financial performance and results of operations in the future, both in the short‑term and in the long‑term. Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil and propane, price volatility and the market for such products. Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders. Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market. We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps. In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future. In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive. For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects. When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations. Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder. When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor. A significant decrease in the price for crude oil has adversely affected the economics of domestic crude oil production which, in turn, has had an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials has also had an adverse effect on our crude oil logistics activities and sales. In addition, the prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets used at our terminals in North Dakota.  As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

•

With respect to each of the quarters in 2016, we announced a quarterly distribution of $0.4625 per unit. On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625.  This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. That reduction in the distribution primarily reflected the continuing weakness in the crude oil market. The significant decline in the price of crude oil and tight crude oil differentials negatively impacted our fiscal 2015 and 2016 results.

•

We commit substantial resources to pursuing acquisitions, and expending capital for growth projects, although there is no certainty that we will successfully complete any acquisitions or growth projects or receive the economic results we anticipate from completed acquisitions or growth projects. We are continuously engaged in discussions with potential sellers and lessors of existing (or suitable for development) terminalling, storage, logistics and/or marketing assets, including gasoline stations, and related businesses. Our growth largely depends on our ability to make accretive acquisitions and/or accretive development projects. We may be unable to execute such accretive transactions for a number of reasons, including the following: (1) we are unable to identify attractive transaction candidates or negotiate acceptable terms; (2) we are unable to obtain financing for such transactions on economically acceptable terms; or (3) we are outbid by competitors. In addition, we may consummate transactions that at the time of consummation we believe will be accretive but that ultimately may not be accretive. If any of these events were to occur, our future growth and ability to increase or maintain distributions could be limited. We can give no assurance that our transaction efforts will be successful or that any such efforts will be completed on terms that are favorable to us.

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

•

We depend upon marine, pipeline, rail and truck transportation services for a substantial portion of our logistics business in transporting the products we sell. A disruption in these transportation services could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders. Hurricanes, flooding and other severe weather conditions could cause a disruption in the transportation services we depend upon which could affect the flow of service. In addition, accidents, labor disputes between providers and their employees and labor renegotiations, including strikes, lockouts or a work stoppage, shortage of railcars, mechanical difficulties or bottlenecks and disruptions in transportation logistics could also disrupt our businesses. These events could result in service disruptions and increased cost which could also adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. Other disruptions, such as those due to an act of terrorism or war, could also adversely affect our business.

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders. For example, during 2015 and 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales. The EPA has implemented a RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States. A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States. We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on the RFS program and oxygenate blending requirements. A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales. In addition, changes in blending requirements could affect the price of RINs which could impact the magnitude of the mark‑ to‑market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

•

We may not be able to fully implement or capitalize upon planned growth projects. We could have a number of organic growth projects that may require the expenditure of significant amounts of capital in the aggregate. Many of these projects involve numerous regulatory, environmental, commercial and legal uncertainties beyond our control. As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects. Moreover, revenues associated with these organic growth projects would not increase immediately upon the expenditures of funds with respect to a particular project and these projects may be completed behind schedule or in excess of budgeted cost. We may pursue and complete projects in anticipation of market demand that dissipates or market growth that never materializes. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.

•

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating, among other matters, logistics activities, product quality specifications and other environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or local entities or permit revocation are inherent in the operation of our business, as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. In recent years, the transport of crude oil and ethanol has become subject to additional regulation. The establishment of more stringent design or construction, or other requirements for railroad tank cars that are used to transport crude oil and ethanol with too short of a timeframe for compliance may lead to shortages of compliant railcars available to transport crude oil and ethanol, which could adversely affect our business. Likewise, in recent years, efforts have commenced to seek to use federal, state and local laws to contest issuance of permits, contest renewal of permits and restrict the types of railroad tanks cars that can be used to deliver crude oil and ethanol to bulk storage terminals. Were such laws to come into effect and were they to survive appeals and judicial review, they would potentially expose our operations to duplicative and possibly inconsistent regulation. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Results of Operations

Evaluating Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) product margin, (2) gross profit, (3) EBITDA and Adjusted EBITDA, (4) DCF, (5) selling, general and administrative expenses (“SG&A”), (6) operating expenses and (7) degree day.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non‑GAAP financial measures used as supplemental financial measures by management and may be used by external users of our consolidated financial statements, such as investors, commercial banks and research analysts, to assess:

•	our compliance with certain financial covenants included in our debt agreements;
•	our financial performance without regard to financing methods, capital structure, income taxes or historical cost basis;
•	our ability to generate cash sufficient to pay interest on our indebtedness and to make distributions to our partners;
•

our operating performance and return on invested capital as compared to those of other companies in the wholesale, marketing, storing and distribution of refined petroleum products, renewable fuels, crude oil, natural gas and propane, and in the gasoline stations and convenience stores business, without regard to financing methods and capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return of alternative investment opportunities.

Adjusted EBITDA is EBITDA further adjusted for the gain or loss on the sale and disposition of assets and goodwill and long-lived asset impairment. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies. Therefore, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Distributable Cash Flow

DCF is an important non‑GAAP financial measure for our limited partners since it serves as an indicator of our success in providing a cash return on their investment. DCF as defined by our partnership agreement is net income plus depreciation and amortization minus maintenance capital expenditures, as well as adjustments to eliminate items approved by the audit committee of the board of directors of our general partner that are extraordinary or non-recurring in nature and that would otherwise increase DCF.

DCF as used in our partnership agreement determines our ability to make cash distributions on our incentive distribution rights. The investment community also uses a DCF metric similar to the metric used in our partnership agreement with respect to publicly traded partnerships to indicate whether or not such partnerships have generated sufficient earnings on a current or historic level that can sustain or support an increase in quarterly cash distribution. Our partnership agreement does not permit adjustments for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.

DCF should not be considered as an alternative to net income, operating income, cash flow from operations, or any other measure of financial performance presented in accordance with GAAP. In addition, our distributable cash flow may not be comparable to DCF or similarly titled measures of other companies.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations used in our business. Lease payments, maintenance and repair, property taxes, utilities, credit card fees, taxes, labor and labor‑related expenses comprise the most significant portion of our operating expenses. The majority of these expenses remains relatively stable, independent of the volumes through our system, but fluctuate slightly depending on the activities performed during a specific period.

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

2016 Events that Impacted Results

Early Termination of Railcar Sublease—On December 21, 2016 (effective December 31, 2016), we voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, we entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which we will provide future railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, we recognized one-time discounted lease exit and termination expenses of $80.7 million in the fourth quarter of 2016 consisting of (i) $61.7 million cash consideration, (ii) $10.7 million of accrued incremental costs relating to our obligations under the sublease, and (iii) $8.3 million associated with derecognizing accumulated prepaid rent.

The $61.7 million cash consideration represents a discount of $10.2 million from $71.9 million in railcar lease payments that we would have been obligated to pay over the next three years. The termination of the sublease eliminates future lease payments related to these railcars of approximately $30.0 million, $29.0 million and $13.0 million in 2017, 2018 and 2019, respectively. In addition to the discounted lease termination payment, the one-time expense includes costs for future railcar storage, freight, cleaning, insurance and other services, as well as certain non-cash accounting adjustments associated with the early termination. Please read Note 2 of Notes to Consolidated Financial Statements for additional information.

In connection with the sublease termination, we amended our credit agreement to permit the use of borrowings to make the early termination payment. The amendment also accelerates the step-down in the combined total leverage ratio from 5.50 times to 5.0 times effective with the quarter ended December 31, 2016 and continuing through maturity.

Goodwill and Long-Lived Asset Impairment—In 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit and a long-lived asset impairment charge of $28.2 million, substantially all of which is due to crude oil related activities. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges.

Dock Expansion and Tank Conversion—In the third quarter of 2016, we completed the measures at our West Coast facility, including cleaning of tanks and associated infrastructure, to convert the facility from crude oil to ethanol transloading and began transloading ethanol.

Sale of Gasoline Stations—On August 22, 2016, Drake Petroleum Company, Inc., a subsidiary of ours, sold to Mirabito Holdings, Inc. 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million. Please read Note 5 of Notes to Consolidated Financial Statements. In connection with closing, the parties entered into long-term supply contracts for branded and unbranded gasoline and other petroleum products. The Drake Sites are a portion of the sites that were acquired by us in connection with the acquisition of Warren Equities, Inc. (“Warren”) in January 7, 2015.

In addition, beginning in April 2016, we retained a real estate firm to coordinate the sales of non-strategic GDSO sites. As of December 31, 2016, the divestiture program included approximately 80 sites, 29 of which we have sold and 30 of which met the criteria to be presented as held for sale (see Note 5 of Notes to Consolidated Financial Statements).

Sale Leaseback Transaction—On June 29, 2016, we sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million. In connection with the sale, we entered into a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to these sites. See Note 6 of Notes to Consolidated Financial Statements.

Expanded Retail Network—In April 2016, we expanded our gasoline station and convenience-store network in Western Massachusetts with the addition of 22 leased retail sites (“22 leased sites”). Located in the Pittsfield and Springfield areas, these sites were added through long-term leases.

2015 Events that Impacted Results

On January 7, 2015, we acquired, through one of our wholly owned subsidiaries, Global Montello Group Corp. (“GMG”), 100% of the equity interests in Warren from The Warren Alpert Foundation.

On January 14, 2015, through our wholly owned subsidiary, Global Companies LLC (“Global Companies”), we acquired the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts from Global Petroleum Corp. (“GPC”) and related entities.

On June 1, 2015, through our wholly owned subsidiary, Alliance Energy LLC (“Alliance”), we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).

See Note 18 of Notes to Consolidated Financial Statements, “Business Combinations,” for additional information.

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations. These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to Global Partners LP	$(199,412)	$43,563	$114,709
EBITDA (1)	$(4,851)	$225,689	$242,279
Adjusted EBITDA (1)(2)	$129,782	$227,786	$244,461
Distributable cash flow (3)(4)	$(121,380)	$126,855	$161,224
Wholesale Segment:
Volume (gallons)	3,018,575	3,680,201	4,932,133
Sales
Gasoline and gasoline blendstocks	$2,026,315	$2,714,057	$7,076,105
Crude oil (5)	546,541	1,190,560	2,384,018
Other oils and related products (6)	1,534,165	2,006,668	3,436,006
Total	$4,107,021	$5,911,285	$12,896,129
Product margin
Gasoline and gasoline blendstocks	$83,742	$66,031	$71,713
Crude oil (5)	(13,098)	74,182	141,965
Other oils and related products (6)	74,271	67,709	79,376
Total	$144,915	$207,922	$293,054
Gasoline Distribution and Station Operations Segment: (7)
Volume (gallons)	1,588,163	1,515,702	1,029,978
Sales
Gasoline	$3,071,517	$3,289,742	$3,241,620
Station operations (8)	371,661	381,194	165,756
Total	$3,443,178	$3,670,936	$3,407,376
Product margin
Gasoline	$289,420	$276,848	$189,439
Station operations (8)	183,708	178,487	93,939
Total	$473,128	$455,335	$283,378
Commercial Segment:
Volume (gallons)	526,486	452,089	393,967
Sales	$689,440	$732,631	$966,449
Product margin	$24,018	$29,201	$29,716
Combined sales and product margin:
Sales	$8,239,639	$10,314,852	$17,269,954
Product margin (9)	$642,061	$692,458	$606,148
Depreciation allocated to cost of sales	(95,571)	(94,789)	(61,361)
Combined gross profit	$546,490	$597,669	$544,787

GDSO portfolio as of December 31, 2016, 2015 and 2014:
Company operated	248	281	134
Commissioned agents	281	283	217
Lessee dealers	246	280	191
Contract dealers	683	665	394
Total GDSO portfolio	1,458	1,509	936

	Year Ended December 31,
	2016	2015	2014
Weather conditions:
Normal heating degree days	5,661	5,630	5,630
Actual heating degree days	5,177	5,651	5,664
Variance from normal heating degree days	(9)%	0.37%	1%
Variance from prior period actual heating degree days	(8)%	(0.23)%	3%

(1)

EBITDA and Adjusted EBITDA are non‑GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.” The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Adjusted EBITDA in 2016 includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016.

(3)

DCF is a non‑GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, DCF is not adjusted for the loss on sale and disposition of assets and goodwill and long-lived asset impairment. The table below presents reconciliations of DCF to the most directly comparable GAAP financial measures.

(4)

DCF includes a  net loss on sale and disposition of assets of $20.5 million, $2.1 million and $2.2 million for 2016, 2015 and 2014, respectively. DCF for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars and a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) (see Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges).  We did not recognize a net goodwill and long-lived asset impairment in 2015 and 2014. Excluding these charges, DCF would have been $93.9 million, $128.9 million and $163.4 million for 2016, 2015 and 2014, respectively.

(5)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(6)	Other oils and related products primarily consist of distillates, residual oil and propane.
(7)

The GDSO segment for 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 18 of Notes to Consolidated Financial Statements). As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior period. We evaluated the impact of these acquisitions and concluded there were no changes to our reportable segments.

(8)	Station operations primarily consist of convenience store sales and rental income.
(9)

Product margin is a non‑GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP financial measure.

The following table presents reconciliations of EBITDA to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of net (loss) income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(238,623)	$43,264	$116,980
Net loss (income) attributable to noncontrolling interest	39,211	299	(2,271)
Net (loss) income attributable to Global Partners LP	(199,412)	43,563	114,709
Depreciation and amortization, excluding the impact of noncontrolling interest	108,189	110,670	78,888
Interest expense, excluding the impact of noncontrolling interest	86,319	73,329	47,719
Income tax expense (benefit)	53	(1,873)	963
EBITDA	(4,851)	225,689	242,279
Net loss on sale and disposition of assets	20,495	2,097	2,182
Goodwill and long-lived asset impairment	149,972	—	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	(35,834)	—	—
Adjusted EBITDA (1)	$129,782	$227,786	$244,461

Reconciliation of net cash (used in) provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash (used in) provided by operating activities	$(119,886)	$62,506	$344,902
Net changes in operating assets and liabilities and certain non-cash items	(6,795)	96,609	(141,558)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	35,458	(4,882)	(9,747)
Interest expense, excluding the impact of noncontrolling interest	86,319	73,329	47,719
Income tax expense (benefit)	53	(1,873)	963
EBITDA	(4,851)	225,689	242,279
Net loss on sale and disposition of assets	20,495	2,097	2,182
Goodwill and long-lived asset impairment	149,972	—	—
Goodwill and long-lived asset impairment attributable to noncontrolling interest	(35,834)	—	—
Adjusted EBITDA (1)	$129,782	$227,786	$244,461

(1)

Adjusted EBITDA in 2016 includes lease exit and termination expenses of $80.7 million which were recorded as a result of our December 2016 voluntary early termination of a sublease for 1,610 railcars (see Note 2 of Notes to Consolidated Financial Statements). Excluding these expenses, Adjusted EBITDA would have been $210.4 million for 2016.

The following table presents reconciliations of DCF to the most directly comparable GAAP financial measures on a historical basis (in thousands):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of net (loss) income to distributable cash flow:
Net (loss) income	$(238,623)	$43,264	$116,980
Net loss (income) attributable to noncontrolling interest	39,211	299	(2,271)
Net (loss) income attributable to Global Partners LP	(199,412)	43,563	114,709
Depreciation and amortization, excluding the impact of noncontrolling interest	108,189	110,670	78,888
Amortization of deferred financing fees and senior notes discount	7,412	6,988	6,186
Amortization of routine bank refinancing fees	(4,580)	(4,516)	(4,444)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(32,989)	(29,850)	(34,115)
Distributable cash flow (1)(2)	$(121,380)	$126,855	$161,224

Reconciliation of net cash (used in) provided by operating activities to distributable cash flow:
Net cash (used in) provided by operating activities	$(119,886)	$62,506	$344,902
Net changes in operating assets and liabilities and certain non-cash items	(6,795)	96,609	(141,558)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	35,458	(4,882)	(9,747)
Amortization of deferred financing fees and senior notes discount	7,412	6,988	6,186
Amortization of routine bank refinancing fees	(4,580)	(4,516)	(4,444)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(32,989)	(29,850)	(34,115)
Distributable cash flow (1)(2)	$(121,380)	$126,855	$161,224

(1)

DCF is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.” As defined by our partnership agreement, DCF is not adjusted for the loss on sale and disposition of assets and goodwill and long-lived asset impairment.

(2)

DCF includes a net loss on sale and disposition of assets of $20.5 million, $2.1 million and $2.2 million for 2016, 2015 and 2014, respectively. DCF for 2016 also includes lease exit and termination expenses of $80.7 million which were recorded as a result of our voluntary early termination of a sublease for 1,610 railcars and a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) (see Note 2 of Notes to Consolidated Financial Statements for additional information on the lease termination and impairment charges). We did not recognize a net goodwill and long-lived asset impairment in 2015 and 2014. Excluding these charges, DCF would have been $93.9 million, $128.9 million and $163.4 million for 2016, 2015 and 2014, respectively.

Results of Operations for Years 2016, 2015 and 2014

Consolidated Sales

Our total sales were $8.2 billion and $10.3 billion for 2016 and 2015, respectively, a decrease of $2.1 billion, or 20%, due to a decrease in prices during 2016 and to a decline in volume sold. Our aggregate volume of product sold was 5.1 billion gallons and 5.6 billion gallons for 2016 and 2015, respectively, a decrease of approximately 0.5 billion gallons, or 9%. The decrease in volume sold includes a decrease of 661 million gallons in our Wholesale segment, primarily in crude oil and gasoline blendstocks. The decrease in volume sold was offset by increases of 74 million gallons in our Commercial segment, primarily in gasoline, and 72 million gallons in our GDSO segment, primarily due to the Capitol acquisition in June of 2015 as well as the addition of 22 leased sites in April of 2016.

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

Gross Profit

Our gross profit was $546.5 million and $597.7 million for 2016 and 2015, respectively, a decrease of $51.2 million, or 9%, primarily due to less activity in crude oil caused by tighter crude oil differentials. The decrease in gross profit was partially offset by favorable market conditions in our Wholesale segment in gasoline and gasoline blendstocks and an increase in our GDSO segment, substantially attributed to a full year of results from the Capitol acquisition in June 2015 and to the addition of 22 leased sites in April 2016.

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

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $2.0 billion and $2.7 billion for 2016 and 2015, respectively, a decrease of $0.7 billion, or 25%, due to a decrease in prices during 2016 and to a decline in volume sold, primarily in gasoline blendstocks. The decrease in volume sold in 2016 was due, in part, to a change in gasoline blendstocks supply logistics as we supplied more by rail into our Albany, New York terminal for consumption at Albany and/or for transfer to another one of our gasoline facilities. Capacity was available given the decrease in crude oil by rail volume at that terminal. Previously, supplying our system by barge prompted sales to third parties of excess quantities aggregated to fill barge capacity. Our gasoline and gasoline blendstocks product margin was $83.7 million and $66.0 million for 2016 and 2015, respectively, an increase of $17.7 million, or 27%, primarily due to favorable market conditions in wholesale gasoline and gasoline blendstocks and higher volume through our terminals.

Sales from wholesale gasoline and gasoline blendstocks were $2.7 billion and $7.1 billion for 2015 and 2014, respectively, a decrease of $4.4 billion, or 62%, due to a decrease in volume sold and in gasoline prices. The decrease in volume sold was due primarily to the impact of an elective change in supply logistics for a particular gasoline customer in early 2015 and the discontinuation of a small discrete blendstocks distribution activity. Our gasoline and gasoline blendstocks product margin was $66.0 million and $71.7 million for 2015 and 2014, respectively, a decrease of $5.7 million, or 8%, primarily due to favorable market conditions in gasoline blendstocks, primarily ethanol, during the first and third quarters of 2014 that were not present in 2015. Our gasoline product margin for 2015 was positively impacted due to favorable market conditions in wholesale gasoline in the first quarter of 2015.

Crude Oil.  Crude oil sales and logistics revenues were $0.5 billion and $1.2 billion 2016 and 2015, respectively, a decrease of $0.7 billion, or 54%, due primarily to a decrease in volume sold. We had a negative product margin from crude oil of $13.1 million for 2016 compared to a product margin of $74.2 million for 2015, a decrease of $87.3 million, or 118%, primarily due to tighter crude oil differentials as mid-continent crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports. Our crude oil product margin for 2016 and 2015 was also negatively impacted by fixed costs which included barges, pipeline commitments and railcar leases. The primary fixed cost allocated to crude oil was our railcar lease expense of $45.7 million and $49.0 million in 2016 and 2015, respectively. Due to the early termination of a railcar sublease in December 2016, the future lease expense for crude oil railcars was significantly reduced and is estimated at approximately $12.0 million, $6.0 million and $2.0 million in 2017, 2018 and 2019, respectively, after which these leases expire. Please read “—2016 Events that Impacted Results—Early Termination of Railcar Sublease” for additional information. Our product margin for 2016 includes $28.0 million in revenue related to the absence of logistics nominations from one particular contract customer, specifically in the second, third and fourth quarters,  and logistics revenue related to this contract in the first quarter.

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

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $1.5 billion and $2.0 billion for 2016 and 2015, respectively, a decrease of $0.5 billion, or 25%, primarily due to a decrease in prices. Our product margin from other oils and related products was $74.3 million and $67.7 million for 2016 and 2015, respectively, an increase of $6.6 million, or 10%, primarily, due to more favorable market conditions in distillates, improved margins in propane and an increase in residual oil volume. Our product margin was negatively impacted in 2016 due to warmer weather during the first quarter of 2016 when temperatures were 12% warmer than normal and 26% warmer than the first quarter of 2015.

Sales from other oils and related products were $2.0 billion and $3.4 billion for 2015 and 2014, respectively, a decrease of $1.4 billion, or 41%, primarily due to a decline in prices and, to a lesser extent, a decrease in volume sold. Our product margin from other oils and related products was $67.7 million and $79.4 million for 2015 and 2014, respectively, a decrease of $11.7 million, or 15%, primarily in distillates due to warmer weather during the fourth quarter of 2015 when temperatures were 24% warmer than normal and 17% warmer than the same period in 2014 and to a competitive distillates market during the last three quarters of 2015. The decrease in margin was partially offset by a stronger demand for residual oil and a stronger performance in our propane business.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $3.1 billion and $3.3 billion for 2016 and 2015, respectively, a decrease of $0.2 billion, or 6%, primarily due to lower prices during the year, offset by an increase in volume sold primarily due to the acquisition of Capitol in June 2015 and the addition of 22 leased sites in April 2016. Our volume was not negatively impacted due to the sale of the Drake Sites as we have supply contracts related to those sites. Our product margin from gasoline distribution was $289.4 million and $276.8 million for 2016 and 2015, respectively, an increase of $12.6 million, or 5%, primarily due to the Capitol acquisition, the expansion of our leased portfolio, including the addition of 22 leased sites and the opening for business of certain raze and rebuild projects and new-to-industry sites, offset by a decrease in product margin due to the sale of the Drake Sites.

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

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $371.7 million and $381.2 million in 2016 and 2015, respectively, a decrease of $9.5 million, or 2%, in part due to the sale of the Drake Sites. Our product margin from station operations was $183.7 million and $178.5 million for 2016 and 2015, respectively, an increase of $5.2 million, or 3%, primarily due to a full year of rental income from the Capitol acquisition.

Revenues from our station operations were $381.2 million and $165.8 million in 2015 and 2014, respectively. Our product margin from station operations was $178.5 million and $93.9 million for 2015 and 2014, respectively. The increases in sales of $215.4 million and product margin of $84.6 million were due primarily to the Warren acquisition and, to a lesser extent, additional rental income as a result of the Capitol acquisition.

Results for Commercial Segment

Our commercial sales were $0.7 billion and $0.7 billion for 2016 and 2015, respectively. Our commercial product margin was $24.0 million and $29.2 million for 2016 and 2015, respectively, a decrease of $5.2 million, or 18%, primarily due to warmer weather in the first quarter of 2016, which negatively impacted demand for distillates and residual oil, and a decrease in bunkering activity.

Our commercial sales were $0.7 billion and $1.0 billion for 2015 and 2014, respectively, a decrease of $0.2 billion, primarily due to a decrease in prices. Our commercial product margin was $29.2 million and $29.7 million for 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A expenses were $149.7 million and $177.0 million for 2016 and 2015, respectively, a decrease of $27.3 million, or 15%, including decreases of $12.9 million in professional fees and due diligence expenses, primarily related to potential acquisitions and growth opportunities and $8.0 million in wages and benefits. The decrease in SG&A expenses also reflects $7.7 million in acquisition costs and restructuring charges in connection with the Warren acquisition and $3.5 million in acquisition costs in connection with the Capitol acquisition in 2015. The decrease in SG&A expenses was offset by increases of $2.6 million in severance charges incurred related to a reduction in our workforce and the severance and retention payments related to the sale of our natural gas business, $1.0 million in information technology related licenses and $1.2 million in other SG&A expenses.

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

Operating Expenses

Operating expenses were $288.5 million and $290.3 million for 2016 and 2015, respectively, a decrease of $1.8 million. Operating expenses decreased by $5.4 million associated with our terminal operations (excluding our North Dakota facilities) and $5.0 million at our facilities in North Dakota, including decreases in wages and benefits at these locations of $2.9 million and $3.0 million, respectively. Included in the terminal operating expenses was $3.1 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading. Operating expenses increased by $8.6 million associated with our GDSO segment, primarily due to the addition of 22 leased sites and a full year of operations from the Capitol acquisition, primarily in rent expense, direct overhead, property taxes and maintenance and repairs. The increase in operating expenses in our GDSO segment was offset, in part, by the sale of the Drake Sites.

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

Lease Exit and Termination Expenses

Lease exit and termination expenses of $80.7 million for 2016 represent a  one-time discounted lease termination expense related to the early termination of a sublease for 1,610 railcars leased from a third party. Please read “—2016 Events that Impacted Results—Early Termination of Railcar Sublease” for additional information.

Amortization Expense

Amortization expense related to our intangible assets was $9.4 million, $13.5 million and $18.9 million for 2016, 2015 and 2014, respectively. The decrease in amortization expense in 2016 compared to 2015 was primarily due to intangibles that became fully amortized in the second quarter of 2015, partially offset by a full year of amortization expense related to the intangibles acquired in the Capitol acquisition. The decrease in amortization expense in 2015 compared to 2014 was due to intangibles that became fully amortized in the second quarter of 2015, partially offset by the intangible assets acquired in the Warren acquisition.

Net Loss on Sale and Disposition of Assets

Net loss on sale and disposition of assets was $20.5 million, $2.1 million and $2.2 million for 2016, 2015 and 2014, respectively, primarily due to the sale of GDSO sites. Included in the net loss on sale and disposition of assets for 2016 is approximately $17.9 million of goodwill derecognized as part of the site divestitures. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

We recognized a goodwill impairment charge of $121.7 million for 2016 related to the Wholesale reporting unit and a long-lived asset impairment charge of $28.2 million for 2016. See Note 2 of Notes to Consolidated Financial Statements for a description of the facts and circumstances related to the impairment charges recognized in 2016.

Interest Expense

Interest expense was $86.3 million and $73.3 million for 2016 and 2015, respectively, an increase of $13.0 million, or 18%. The increase was due primarily to (i) increased interest related to the issuance of our 7.00% senior notes in June of 2015; (ii) additional borrowings related to the Capitol acquisition; (iii) an increase in working capital borrowings, primarily due to higher inventory levels; (iv) an increase of $6.2 million in 2016 associated with the financing obligations recognized in connection with the acquisition of Capitol and our sale leaseback transaction; and (v) $1.8 million associated with the write-off of a portion of our deferred financing fees associated with the elective reduction in our working capital revolving credit facility and our revolving credit facility in February 2016. The increase in interest expense was partially offset by lower average interest rates for 2016 due to the May 2016 expiration of our interest rate swap. Please see Note 6 of Notes to Consolidated Financial Statements for additional information on our 7.00% senior notes, our financing obligations and the write-off of deferred financing fees.

Interest expense was $73.3 million and $47.7 million for 2015 and 2014, respectively, an increase of $25.6 million, or 54%. The increase was due primarily to increased interest related to our 6.25% and 7.00% senior notes (see Note 6 to Notes to Consolidated Financial Statements) and to additional borrowings related to the acquisitions of

Warren and, to a lesser extent, Capitol. In addition, our average balance under our working capital revolving credit facility increased to $234.1 million from $208.4 million in 2014, and our average balance under our revolving credit facility increased to $382.2 million in 2015 from $353.2 million in 2014. Interest expense also includes $5.6 million for 2015 associated with the financing obligation recognized in connection with the acquisition of Capitol.

Income Tax (Expense) Benefit

Income tax (expense) benefit of ($0.1 million), $1.9 million and ($1.0 million) for 2016, 2015 and 2014, respectively, reflect the operating results of our wholly owned subsidiary, GMG, which is a taxable entity for federal and state income tax purposes. See Notes 2 and 11 of Notes to Consolidated Financial Statements for additional information on income taxes.

Net (Loss) Income Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload. The net (loss) income attributable to noncontrolling interest was ($39.2 million), ($0.3 million) and $2.3 million for 2016, 2015 and 2014, respectively, which represents the 40% noncontrolling ownership of the net loss reported. The noncontrolling interest for 2016 includes a $35.8 million goodwill and long-lived asset impairment.

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

Working capital was $276.2 million and $272.3 million at December 31, 2016 and 2015, respectively, an increase of $3.9 million. Increases to working capital primarily include increases of $132.9 million in inventories and $110.0 million in accounts receivables due to higher prices, for a total increase of $242.9 million. The increase was offset primarily by an increase of $176.5 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 6 of Notes to Consolidated Financial Statements), an increase of $16.5 million in accounts payable due to higher prices and a decrease of $40.2 million in the change in derivatives.

Cash Distributions

During 2016, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 16, 2016 (1)	$15.8 million	Fourth quarter 2015
May 16, 2016	$15.8 million	First quarter 2016
August 12, 2016	$15.8 million	Second quarter 2016
November 14, 2016	$15.8 million	Third quarter 2016

(1)

On January 28, 2016, we announced a reduction in the quarterly distribution for the fourth quarter of 2015 on all outstanding common units to $0.4625. This distribution represented a decrease of 33.7% from the distribution of $0.6975 per unit paid in November 2015 and a decrease of 30.5% from the distribution of $0.6650 per unit paid in February 2015. The distribution reduction reflected continuing weakness in the crude oil market.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2016 were as follows (in thousands):

	Payments due by period
					2021 and
Contractual Obligations	2017	2018	2019	2020	Thereafter	Total
Credit facility obligations (1)	$280,284	$371,033	$—	$—	$—	$651,317
Senior notes obligations (2)	44,438	44,438	44,438	44,438	762,657	940,409
Operating lease obligations (3)	109,776	84,462	49,165	29,975	152,082	425,460
Capital lease obligations	293	6	—	—	—	299
Other long-term liabilities (4)	26,634	24,902	37,813	25,150	76,323	190,822
Financing obligations (5)	14,099	14,327	14,561	14,801	143,708	201,496
Total	$475,524	$539,168	$145,977	$114,364	$1,134,770	$2,409,803

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at December 31, 2016 and assumes a ratable payment through the expiration date. Our credit agreement has a contractual maturity of April 30, 2018 and no principal payments are required prior to that date. However, we repay amounts outstanding and reborrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

(2)	Includes principal and interest on our senior notes. No principal payments are required prior to maturity.
(3)

Includes operating lease obligations related to leases for office space and computer equipment, land, terminals and throughputs, gasoline stations, railcars, mobile equipment, access rights and barges. See Note 9 of Notes to Consolidated Financial Statements for additional information.

(4)

Includes amounts related to our 15-year brand fee agreement entered into in 2010 with ExxonMobil and amounts related to our pipeline connection agreements and our natural gas transportation and reservation agreements (see Note 9 of Notes to Consolidated Financial Statements for additional information on these agreements). Other long-term liabilities include pension and deferred compensation obligations.

(5)

Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores. These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation. See Note 6 of Notes to Consolidated Financial Statement for additional information.

Please read Note 9 of Notes to Consolidated Financial Statements with respect to purchase commitments and sublease information related to certain lease agreements.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations. We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures. Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives. Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations. We anticipate that maintenance capital expenditures will be funded with cash generated by operations. We had approximately $33.0 million, $30.0 million and $34.1 million in maintenance capital expenditures for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows and largely consisted of investments in our gasoline stations. Specifically, approximately $25.7 million, $20.8 million and $18.3 million for 2016, 2015 and 2014, respectively, are related to our investments in our gasoline stations. Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new‑to‑industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network. We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity. We had approximately $38.3 million, $496.1 million and $61.0 million in expansion capital expenditures for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

In 2016, the $38.3 million in expansion capital expenditures included approximately (i) $25.4 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and includes $5.7 million related to the addition of 22 leased sites; (ii) $7.9 million in costs associated with our terminal assets, including $7.5 million in dock and infrastructure expansion at our Oregon facility, and (iii) $5.0 million in other expansion capital expenditures, primarily related to investments in information technology and computer equipment.

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

Certain of the $15.0 million and $24.1 million for 2015 and 2014, respectively, in costs associated with our crude oil activities include expenditures related to our Beulah, North Dakota facility, 60% of which was funded by us and 40% was funded by the noncontrolling interest at Basin Transload. These costs are reported in the accompanying consolidated statements of cash flows as we concluded that we control the entity based on an evaluation of the outstanding voting interests.

We currently expect maintenance capital expenditures of approximately $35.0 million to $45.0 million and expansion capital expenditures of approximately $25.0 million to $35.0 million in 2017, relating primarily to investments in our gasoline station business. These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity for the years ended December 31 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(119,886)	$62,506	$344,902
Net cash provided by (used in) investing activities	$6,447	$(649,764)	$(91,093)
Net cash provided by (used in) financing activities	$122,351	$583,136	$(257,788)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash used in operating activities was  $119.9 million for 2016 compared to net cash provided by operating activities of $62.5 million for 2015, for a year‑over‑year decrease in cash flows from operating activities of $182.4 million.

Net cash provided by operating activities was $62.5 million for 2015 compared to $344.9 million for 2014, for a year‑over‑year decrease in cash provided by operating activities of $282.4 million. The primary drivers of the changes for the years ended December 31 include the following (in thousands):

	2016	2015	Change	2015	2014	Change
(Increase) decrease in accounts receivable	$(110,237)	$154,716	$(264,953)	$154,716	$226,962	$(72,246)
(Increase) decrease in inventories	$(135,888)	$(32,648)	$(103,240)	$(32,648)	$235,993	$(268,641)
Increase (decrease) in accounts payable	$17,410	$(172,318)	$189,728	$(172,318)	$(324,500)	$152,182
Decrease (increase) in derivatives	$40,218	$(8,869)	$49,087	$(8,869)	(17,509)	$8,640

In 2016, the increases in accounts receivable, inventories and accounts payable are primarily due to higher prices.  An increase in the take-or-pay receivable with one particular crude oil contract customer also contributed to the increase in accounts receivable. The $182.4 million decrease in cash flow from operating activities also reflects the period-over-period decrease in net income which, in part, reflects the $80.7 million lease exit and termination expenses and the decline in crude oil product margin due to tight rail differentials.  The change in derivatives year over year provided funds of $49.1 million.

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

In 2014, the decreases in accounts payable, inventories and accounts receivable were primarily due to declining prices. The increase in net cash provided by operating activities was largely due to the year‑over‑year increase in net income of $75.9 million. In addition, the change in derivatives year over year required funds of $23.3 million.

Net cash provided by investing activities was $6.4 million for 2016 and included $77.7 million in proceeds from the sale of property and equipment, primarily associated with the sale of the Drake Sites, the periodic divestiture of gasoline stations and the strategic asset divestiture program (see Note 5 of Notes to Consolidated Financial Statements), offset by $38.3 million in expansion capital expenditures and $33.0 million in maintenance capital expenditures.

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

Please read “—Capital Expenditures” for a discussion of our expansion capital expenditures for the years ended December 31, 2016, 2015 and 2014.

Net cash provided by financing activities was $122.4 million for 2016 and included $176.5 million in net borrowings from our working capital revolving credit facility, due primarily to an increase in prices, and $62.5 million in net proceeds from our sale leaseback transaction (see Note 6 to Notes to Consolidated Financial Statements), offset by $62.5 million in cash distributions to our common unitholders and our general partner, $52.3 million in net payments on our revolving credit facility representing proceeds from asset sales, partially offset by $61.7 million in borrowings in connection with our railcar sublease termination, and $1.8 million in distributions to our noncontrolling interest at Basin Transload. Please read Note 22 of Notes to Consolidated Financial Statement for supplemental cash flow information related to our working capital revolving credit facility and revolving credit facility.

Net cash provided by financing activities was $583.1 million for 2015 and included $295.3 million in net proceeds from the issuance of our 7.00% senior notes, $148.1 million in net borrowings from our working capital revolving credit facility, in part to fund an increase in stored inventory due to favorable market conditions, $135.2 million in net borrowings from our revolving credit facility to fund the acquisitions of Warren, the Revere Terminal and Capitol, $109.3 million in net proceeds from our June 2015 issuance of common units and $2.6 million in capital contributions from our noncontrolling interest at Basin Transload. Net cash provided by financing activities was offset by $97.5 million in cash distributions to our common unitholders and our general partner, $5.3 million in distributions to our noncontrolling interest at Basin Transload, $3.9 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $0.7 million in net payments on our line of credit related to Basin Transload.

Net cash used in financing activities was $257.8 million for 2014 and included $300.9 million in net payments on our working capital revolving credit facility, $227.0 million in net payments on our revolving credit facility in connection with the issuance of our 6.25% senior notes, $73.8 million in cash distributions to our common unitholders and our general partner, $40.2 million in payments related to the exchange of our former senior notes in connection with the issuance of our 6.25% senior notes, $9.2 million distributions to our noncontrolling interest at Basin Transload, $8.6 million in the repurchase of common units pursuant to our repurchase program for future satisfaction of our LTIP obligations and $3.0 million in net payments on our line of credit related to Basin Transload. Net cash used in financing activities was offset by $258.9 million in net proceeds from the issuance of our 6.25% senior notes, $137.8 million in proceeds from our December 2014 public offering and $8.2 million in capital contributions from our noncontrolling interest at Basin Transload.

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

As of December 31, 2016, the two facilities under the credit agreement included:

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

The average interest rates for the credit agreement were 3.5%, 3.6% and 3.7% for the years ended December 31, 2016, 2015 and 2014, respectively. The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued. In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.375% to 0.50% per annum.

As of December 31, 2016, we had total borrowings outstanding under the credit agreement of $641.3 million, including $216.7 million outstanding on the revolving credit facility. In addition, we had outstanding letters of credit of $68.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $764.8 million and $1.2 billion at December 31, 2016 and 2015, respectively.

Our obligations under the credit agreement are secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement is guaranteed by our subsidiaries and us with the exception of Basin Transload.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at December 31, 2016. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement). In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

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

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation. Interest expense of approximately $9.6 million and $5.6 million was recorded for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations. The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $9.5 million and $5.4 million for the years ended December 31, 2016 and 2015, respectively. The financing obligation balance outstanding at December 31, 2016 was $89.9 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2016 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the year ended December 31, 2016.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated. We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we will incur interest expense associated with the financing obligation. Lease rental payments will be recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense and lease rental payments were $2.2 million for the year ended December 31, 2016. The financing obligation balance outstanding at December 31, 2016 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements. We capitalized additional financing fees of $1.0 million for the year ended December 31, 2016, including recording, deed transfer, survey and legal fees associated with the financing obligation recognized as part of the Sale Leaseback Transaction and $2.0 million associated with the February 2016 amendment to the credit agreement. We had unamortized deferred financing fees of $14.1 million and $19.0 million at December 31, 2016 and 2015, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $6.5 million and $11.2 million at December 31, 2016 and 2015, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.6 million and $7.8 million at December 31, 2016 and 2015, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $1.0 million at December 31, 2016.

On February 24, 2016, we voluntarily elected to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million. As a result, we incurred expenses of approximately $1.8 million associated with the write-off of a portion of our deferred financing fees. These expenses are included in interest expense in the accompanying statement of operations for the year ended December 31, 2016.

Amortization expense of approximately $6.0 million, $5.9 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Off‑Balance Sheet Arrangements

We have no off‑balance sheet arrangements.

Impact of Inflation

Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014.

Environmental Matters

Our business of supplying refined petroleum products, renewable fuels, crude oil and propane, and other business activities, involves a number of activities that are subject to extensive and stringent environmental laws. For a complete discussion of the environmental laws and regulations affecting our business, please read Items 1 and 2, “Business and Properties—Environmental.” For additional information regarding our environmental liabilities, see Note 12 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

Inventory

We hedge substantially all of our petroleum and ethanol inventory using a variety of instruments, primarily exchanged‑traded futures contracts. These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of ours on a specific barrel basis. Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, is recognized in earnings as an increase or decrease in cost of sales. All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or market, as determined at the product level. All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first‑in, first‑out basis, or market.

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

Leases

We have terminal and throughput lease arrangements with various other oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, we lease certain gasoline stations from third parties under long‑term arrangements with various expiration dates. We also have several long‑term lease agreements with Getty Realty, which enables us to supply and operate certain Getty Realty gasoline station sites, and with the Port of St. Helens in Clatskanie, Oregon for land and for access rights to a rail spur and dock located at our Oregon facility.

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

In addition, in June of 2016, we sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores. In connection with this sale leaseback transaction, we are party to a master unitary lease agreement with the buyer to lease back those  real property assets sold with respect to such sites. Please read Note 6 of Notes to Consolidated Financial Statements for additional information.

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

We have certain logistics agreements that require counterparties to throughput a minimum volume over an agreed-upon period. These agreements may include make-up rights if the minimum volume is not met. We recognize revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. We have concluded that our operating segments are also our reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with our disposition activities of GDSO sites will be included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. As of December 31, 2016, GDSO reporting unit goodwill of $17.9 million has been derecognized related to the disposition of a portfolio of sites for the year ended December 31, 2016 (see Note 5 of Notes to Consolidated Financial Statements).

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in our common unit price, collectively caused us to reassess our goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015. Our results in 2015 were negatively impacted by tighter crude oil differentials. Certain of the key assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit included the expectation of a recovery from tight crude oil differentials and low crude oil prices within 2017. Based on the results of this assessment, we concluded that step two of the quantitative assessment was not necessary and no impairment was required at that time.

During the first quarter ended March 31, 2016 and second quarter ended June 30, 2016, we considered whether there were any change of circumstances or events which would more likely than not reduce the fair value of the Wholesale reporting unit below its carrying amount. While we had then concluded that such events and circumstances had not occurred, we disclosed the possibility that a continuation of low crude oil prices and tight crude oil differentials might cause us to conclude that the timing of a market recovery might be more extended than estimated within our five-year forecast and estimate of terminal values.

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

During the third quarter ended September 30, 2016, we continued to monitor the extent and timing of future demand. Crude oil prices had remained at lower levels but, more importantly, tight crude oil differentials continued such that we might no longer reasonably include an assumption that the market for crude oil by rail to the coasts might recover sometime within 2017 as previously expected. Factors contributing to our assumption included:

•	Lack of logistics nominations by one particular customer and the expectations for limited, if any, nominations for the balance of 2016 by that customer;
•	A decline in spot crude oil volume indicating weakening demand for our services/assets;
•	Increased pipeline capacity out of the Bakken region; and
•	The lifting of the export ban, which provides another clearing mechanism for crude oil.

These market conditions, in addition to declines noted during fiscal year 2015 as well as the first and second quarters of 2016, negatively affected our then current period results and future projections sufficiently to constitute triggering events for the Wholesale reporting unit. Based on our consideration of the factors above, we concluded it was necessary to perform an interim goodwill impairment test for the Wholesale reporting unit pursuant to the guidelines of ASC Topic 350, “Intangibles–Goodwill and Other” (“ASC 350”). We did not extend the interim test for recoverability to the GDSO reporting unit, as the indicators described above were specific to the Wholesale reporting unit.

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. The impairment test includes either a qualitative assessment or a two-step quantitative assessment. The impairment test’s qualitative assessment is used in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value. Factors considered in the qualitative analysis include changes in the business and industry, as well as macro-economic conditions, that would influence the fair value of the reporting unit as well as changes in the carrying values of the reporting unit. In the impairment test’s two-step quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit as determined under step one. If the fair value of the reporting unit is less than the book value, including goodwill, then step two is performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess with a charge to operations. We calculate the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

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

The following procedures were, among others, the more significant analyses that we completed during the fourth quarter of 2016 to finalize our step one and step two impairment tests:

•	Final appraisals to determine the estimated fair value of Wholesale, Commercial and GDSO reporting units, including final calculation of discount rates;
•

Final appraisals, certain of which were determined by third-party valuation specialists, to determine the estimated fair value of intangible assets, leases, and property and equipment within the Wholesale reporting unit; and

•	Final analysis for the Wholesale reporting unit to determine the estimated fair value adjustments required to certain other assets and liabilities of the reporting unit.

As a result of finalizing the step one assessment, we concluded that no impairment was identified for the GDSO reporting unit and that there was no change to the conclusion that the fair value of the Wholesale reporting unit no longer exceeded its carrying value.

In connection with finalizing the step two impairment test, we made what we considered to be reasonable estimates of each of the above items in order to determine the goodwill impairment loss under the theoretical purchase price allocation required for a step two impairment test. Based on finalizing our assessment, the impairment charges recognized in the third quarter for goodwill and long-lived assets were appropriate and no additional charges were necessary.

During 2014, we completed step-one quantitative assessments for both the Wholesale and GDSO reporting units and no impairment was identified for either reporting unit.

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long‑lived assets requires that a long‑lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, we evaluate long-lived assets for impairment whenever indicators of impairment are identified. If indicators of impairment are present, we assess impairment by comparing the undiscounted projected future cash flows from the long‑lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long‑lived assets will be reduced to their fair value.

We recognized an impairment charge of $23.2 million for the year ended December 31, 2016 relating to long-lived assets used at our crude oil transloading terminals in North Dakota. Additionally, we recognized an impairment charge of approximately $2.9 million during the year ended December 31, 2016 associated with certain long-lived assets at our Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding our ability to handle crude oil at those locations. The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials. The method used for determining fair value of these assets relied on a combination of the cost and market approaches. These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, we recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil. The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil. As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the year ended December 31, 2016. The method used for determining fair value of the CNG assets relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016. On November 1, 2016, we sold our CNG assets.

Additionally, we recognized an impairment charge of $0.3 million for the year ended December 31, 2016 associated with the long-lived assets of one discrete site in the GDSO reporting unit. The method used for determining fair value of this GDSO site relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

No material impairment charges were recognized in 2015 and 2014.

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

Estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Loss accruals are adjusted as further information becomes available or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized when related contingencies are resolved, generally upon cash receipt.

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

Related Party Transactions

A discussion of related party transactions is included in Note 14 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

As of December 31, 2016, we had total borrowings outstanding under our credit agreement of $641.3 million. Please read Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings. The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $6.4 million annually, assuming, however, that our indebtedness remained constant throughout the year.

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

In the aggregate, these hedging instruments historically have been effective in hedging the variability in interest payments due to changes in the one‑month LIBOR swap curve or rate with respect to $300.0 million of one‑month LIBOR‑based borrowings on the credit facility.

In June 2014 and as a result of the issuance of our $375.0 million aggregate principal amount of the 6.25% senior notes due 2022 Notes (see Note 6 of Notes to Consolidated Financial Statements included elsewhere in this report), we determined that maintaining an excess of $300.0 million in principal of outstanding floating‑rate debt was no longer probable. Therefore, we elected to de‑designate our interest rate cap and discontinued the related hedge accounting for this instrument. The interest rate cap, which expired on April 13, 2016, was not in a hedging relationship for 2016 and 2015. Accordingly, all changes in fair value of this instrument were recorded in the consolidated statements of operations through interest expense.

At December 31, 2016, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

See Notes 2 and 7 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

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

At December 31, 2016, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	December 31,	Effect of 10%	Effect of 10%
	2016	Price Increase	Price Decrease
Exchange traded derivative contracts	$(70,690)	$(43,714)	$43,714
Forward derivative contracts	(6,031)	1,057	(1,057)
	$(76,721)	$(42,657)	$42,657

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE. The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers. These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at December 31, 2016. For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used. All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table. Price‑risk sensitivities were calculated by assuming an across‑the‑board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out‑month prices. We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts. The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements. The brokerage margin balance was $27.7 million at December 31, 2016.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) or 15d‑15(e) of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of December 31, 2016.

Internal Control Over Financial Reporting

Management’s Annual Report

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act). Our internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

There has not been any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC and Unitholders of Global Partners LP

We have audited Global Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Global Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Global Partners LP has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive (loss) income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Global Partners LP and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Global GP LLC, our general partner, manages our operations and activities on our behalf. Our general partner is not elected by our unitholders and is not subject to re‑election in the future. Affiliates of the Slifka family own 100% of the ownership interests in our general partner. Our general partner is controlled by Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A (the “AS Article II-A Trust”) directly and through their beneficial ownership of entities that own ownership interests in our general partner. Eric Slifka and Andrew Slifka beneficially own interests in our general partner. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations that are nonrecourse.

Alfred A. Slifka, former chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interest in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the AS Article II-A Trust on that date. Eric Slifka, our President and Chief Executive Officer, and his two siblings are the trustees of the AS Article II-A Trust.

Three members of the board of directors of our general partner serve on a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates and must meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. In addition, we have a separately‑designated standing audit committee established in accordance with the Securities Exchange Act of 1934 and a compensation committee. The three independent members of the board of directors of our general partner, Messrs. McCool, McKown and Watchmaker, serve as the sole members of the conflicts, audit and compensation committees.

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

Set forth below are the names, ages (as of March 7, 2017) and titles of persons currently serving as directors and executive officers of our general partner:

Name	Age	Position with Global GP LLC
Richard Slifka	76	Chairman
Eric Slifka	51	President, Chief Executive Officer and Director
Andrew Slifka	48	Executive Vice President and Director
Mark A. Romaine	48	Chief Operating Officer
Daphne H. Foster	59	Chief Financial Officer and Director
Edward J. Faneuil	64	Executive Vice President, General Counsel and Secretary
Charles A. Rudinsky	69	Executive Vice President and Chief Accounting Officer
David K. McKown	79	Director
Robert J. McCool	78	Director
Kenneth I. Watchmaker	74	Director

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

Andrew Slifka was elected to serve as a director of our general partner in April 2012 and has been serving as Executive Vice President of Global Partners LP since March 2012 and President of Alliance Energy LLC and its predecessor Alliance Energy Corp. since November 2007. He has been employed with Alliance since 1999. Mr. Slifka served as Vice President and General Manager for the Northeast region (RI, MA, NH, and ME) of Alliance Energy Corp. from 1999 to 2003 and as Executive Vice President from 2003 to November 2007. From 1991 to 1999 Mr. Slifka held various positions in the supply, distribution, and marketing departments with the predecessor of Global Companies LLC, Global Petroleum Corp. He serves on the boards of directors of NECSEMA (New England Convenience Store & Energy Marketers Association), the National Multiple Sclerosis Society, the CF & MS Fund Foundation Inc. and is on the board of trustees of The Rivers School. Additionally, Mr. Slifka is a Member of the ExxonMobil National Council. Mr. Slifka is the son of Richard Slifka and the nephew of the late Alfred A. Slifka.

Mark A. Romaine has been Chief Operating Officer of Global Partners LP since July 2013. Mr.  Romaine served as the Senior Vice President of Light Oil Supply and Distribution for Global Partners LP from 2006 until June 2013. He joined a predecessor company to Global in 1998 as Premium Fuels Marketing Manager. His experience in the petroleum products industry includes operations and marketing positions with Plymouth, MA-based Volta Oil. Mr. Romaine received a bachelor’s degree from Providence College and an MBA from the University of Massachusetts.

Daphne H. Foster was elected to serve as a director of our general partner in May 2016 and has been Chief Financial Officer of Global Partners LP since July 2013. Ms. Foster served as Treasurer of Global Partners LP from 2010 until June 2013. She joined Global in 2007. Her experience in the petroleum products industry includes several years as a Vice President in the Energy and Utilities Division of Bank of Boston. She started her banking career in 1982 at Bank of Boston and later joined Citizens Financial Group, where she oversaw the Loan Officer Development Program. Ms. Foster received a bachelor's degree and an MBA from Boston University.

Edward J. Faneuil was elected Executive Vice President, General Counsel and Secretary of our general partner in March 2005. He has been employed with Global Companies LLC or its predecessors since 1991. Mr. Faneuil served as General Counsel and Secretary of Global Companies LLC since its formation in December 1998. He previously served as Executive Vice President, Secretary, and General Counsel of Alliance Energy LLC (now a wholly owned subsidiary of Global Partners LP). He currently serves as Executive Vice President, General Counsel and Secretary of Global Petroleum Corporation. Mr. Faneuil received a bachelor’s degree from Trinity College and a J.D. from Suffolk University Law School.

Charles A. Rudinsky was elected Senior Vice President and Chief Accounting Officer of our general partner and of Global Partners LP in March 2005 and was named Executive Vice President and Treasurer in February 2007. Mr. Rudinsky continues to serve as Executive Vice President and Chief Accounting Officer. He has been employed with Global Companies LLC or its predecessors since 1988. Mr. Rudinsky served as Assistant Controller from 1988 to 1997 and as the Senior Controller and Chief Accounting Officer of Global Companies LLC since its formation in December 1998. Mr.  Rudinsky earned a bachelor's degree from Boston College and an MBA from Babson College.

David K. McKown was elected to serve as a director of our general partner and as a member of the conflicts committee, the compensation committee and the audit committee of the board of directors of our general partner in October 2005. He has been a Senior Advisor to the Bank Loan Fund of Eaton Vance Management, whose principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals, since 2000. In this capacity he serves as a credit analyst and a research source for many of the changes in the accounting area, such as marked to market valuations, changes in bank lending rules and understanding of new financial products and derivatives. Mr. McKown retired in March 2000 having served as a Group Executive with BankBoston since 1993. Mr. McKown has been in the banking industry for over 40 years, where he acquired extensive accounting, financial structuring and negotiation skills, having worked at BankBoston for over 33 years as a Senior Credit Officer, the head of a workout unit, the head of BankBoston’s energy lending group and the head of BankBoston’s real estate and corporate finance departments.  He also was a managing director of BankBoston’s private equity unit. Mr. McKown has served on the boards of four public companies and four private companies in a variety of industries. He currently serves as a director of Safety Insurance Group, Drive Shack Inc. and several private companies. Mr. McKown previously served as a member of the board of directors of Equity Office Properties. Mr. McKown’s extensive financial expertise and longstanding work in BankBoston’s energy practice make him well qualified to serve as a director of our general partner.

Robert J. McCool was elected to serve as a director of our general partner, the chair of the conflicts committee of the board of directors of our general partner, and a member of the compensation and audit committees of the board of directors of our general partner in October 2005. He had served as an Advisor to Tetco Inc., a privately held company in the energy industry, for 15 years and has been in the refined petroleum industry for over 40 years. He worked for Mobil Oil for 33 years in various positions including manager, planning and financial analysis, controller, manager U.S. lubricants operations and manager, budget and controls for U.S. acquisitions.  Mr. McCool retired in 1998 having served as Executive Vice President responsible for Mobil Oil’s North and South America marketing and refining business. Mr. McCool’s extensive experience with the financial, accounting and managerial aspects of the refined petroleum products industry make him well qualified to serve as a director of our general partner.

Kenneth I. Watchmaker was elected to serve as a director of our general partner, a member of the conflicts and compensation committees of the board of directors of our general partner, and chair of the audit committee of the board of directors of our general partner in October 2005. He subsequently became chair of our general partner's compensation committee as well. He served as Executive Vice President and Chief Financial Officer of Reebok International Ltd. from 1995 until March 2006. Mr. Watchmaker joined Reebok International Ltd. in July 1992 as Executive Vice President,

Operations and Finance, of the Reebok Brand. Prior to joining Reebok International Ltd., he was an audit partner at Ernst & Young LLP, where he had various responsibilities including regional partner in charge of merger and acquisition services, regional partner in charge of bankruptcy and insolvency services, regional partner in charge of audit services and regional partner in charge of retail industry services. Mr. Watchmaker also serves as a director and the chair of the audit committee of American Biltrite Inc. Mr. Watchmaker's broad audit and accounting experience, as well as his significant corporate and financial experience, make him a valuable member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (“Reporting Persons”) to file certain reports with the SEC and the NYSE concerning their beneficial ownership of such securities. Based solely upon a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us, or written representations that no reports on Form 5 were required, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the year ended December 31, 2016.

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

Corporate Governance Matters

The NYSE requires the Chief Executive Officer of each listed company to certify annually that he is not aware of any violation by the company of the NYSE corporate governance listing standards as of the date of the certification, qualifying the certification to the extent necessary. The Chief Executive Officer of our general partner provided such certification to the NYSE in 2016.

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

Our “named executive officers” include Mr. Eric Slifka, our Chief Executive Officer (“CEO”), Ms. Daphne H. Foster, our Chief Financial Officer (“CFO”), Mr. Mark A. Romaine, our Chief Operating Officer (“COO”), and the three most highly compensated executive officers of our general partner other than our CEO, CFO and COO during 2016, who were Mr. Andrew Slifka, our Executive Vice President and President of our Gasoline Distribution and Station Operations Division (“GDSO”), Mr. Edward J. Faneuil, our Executive Vice President and General Counsel, and Mr. Charles A. Rudinsky, our Executive Vice President and Chief Accounting Officer. Each of Messrs. Eric Slifka, Andrew Slifka, Faneuil and Romaine and Ms. Foster has an employment agreement with our general partner. Mr. Rudinsky is an employee at will and does not have an employment agreement with our general partner.

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

Compensation Methodology

Our general partner uses a third-party compensation consultant to study and supply market compensation data and to assist our management and the Compensation Committee in formulating competitive compensation plans and arrangements. The Compensation Committee retained BDO USA, LLP (“BDO”) as its outside compensation consultant during 2016.

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

BDO worked with the Compensation Committee in 2016 to (i) develop and maintain a compensation database and template for use in assessing and reporting LTIP awards for our named executive officers and directors, and (ii) update the performance targets and associated levels of payouts previously contained in our short-term incentive plan for our named executive officers (the “STIP”) for 2016. The plan design of the 2017 STIP is the same as that of the 2016 STIP, except for adjustments to the performance target levels thereunder.

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

•	Repricing of options and unit appreciation rights is prohibited unless approved by unitholders;
•	The Compensation Committee engages the assistance of an independent compensation consultant.

Elements of Compensation

Our executive compensation structure utilizes complementary components to align our compensation with the needs of our business and to provide for desired levels of pay that competitively compensate our executive management personnel. We administer the program on the basis of total compensation. As described above, our goal is to target total compensation levels (i.e., base salary plus short- and long-term incentives) for our named executive officers to fall between the median (50th percentile) and 75th percentile compensation levels in our competitive marketplace. When we perform above or below our performance goals, we expect that result will be reflected in our compensation levels.

The elements of the 2016 executive officer compensation of our general partner were base salaries, short-term incentive awards, discretionary bonuses, long-term equity incentive awards, retirement, deferred compensation and health benefits, and perquisites consistent with those provided to executive officers generally and as may be approved by the Compensation Committee from time to time.

A description of the components of the compensation program and principles used to guide their administration appears below:

Base Salaries

Each named executive officer’s base salary is a fixed component of compensation for each year. Base salary is designed to compensate executives for the responsibility of the level of the position they hold and sustained individual performance (including experience, scope of responsibility, results achieved and future potential). The base salaries for five of our named executive officers are set by the terms of their respective employment agreements; the base salary for the named executive officer without an employment agreement is set in accordance with our CEO’s recommendation, using salary range information from BDO, and as approved by the Compensation Committee. Base salaries for our named executive officers did not change in 2016. The base salaries in effect as of the end of 2016 for our named executive officers were as follows: $800,000 for Mr. Eric Slifka, $500,000 for Mr. Romaine; $450,000 for Mr. Faneuil; $425,000 for Mr. Andrew Slifka; $400,000 for Ms. Foster; and $273,000 for Mr. Rudinsky. Effective January 1, 2017, Ms. Foster’s base salary was increased to $450,000.

Short-Term Incentive Plans

Our general partner established a cash bonus pool for 2016 to fund short-term incentive awards for each of our named executive officers. Target awards under our general partner’s 2016 STIP included a performance-based component, for which 50% of the cash bonus pool was available (the “STIP Performance Component”), and a discretionary component, for which the other 50% of the cash bonus pool was available (the “STIP Discretionary Component”). Incentive awards earned under the 2016 STIP were based on the Partnership’s actual performance in relation to a specified objective for distributable cash flow established by the Compensation Committee in March 2016 (the “DCF objective”). Under the STIP, for purposes of determining whether a specified target was achieved, “distributable cash flow” (a non-GAAP financial measure used by management) means our net income plus depreciation and amortization, less our maintenance capital expenditures (“DCF”). DCF is discussed under “Results of Operations—Evaluating Our Results of Operations” and reconciled to its most directly comparable GAAP financial measures under “Results of Operations—Key Performance Indicators” in Item 7, “Management's Discussion and Analysis of Financial Conditions and Results of Operations.”

Under the STIP, each of our named executive officers was assigned an incentive target value expressed as a percentage of his or her base salary. The 2016 incentive target values were: 100% (or $800,000) for Mr. Eric Slifka; 100% (or $500,000) for Mr. Romaine; 100% (or $450,000) for Mr. Faneuil; 75% (or $300,000) for Ms. Foster; 62% (or $265,000) for Mr. Andrew Slifka; and 41% (or $112,500) for Mr. Rudinsky. 50% of the incentive target value for each named executive officer was allocated to his or her STIP Performance Component and 50% was allocated to his or her STIP Discretionary Component.

STIP Performance Component (50% of the incentive target value).—Under the terms of the STIP, 100% of the STIP Performance Component is earned when the DCF objective is achieved. However, the STIP also provides for an increased payout under the STIP Performance Component when the DCF objective is exceeded, a reduced payout under the STIP Performance Component when the DCF objective is not achieved but exceeds a certain DCF minimum threshold, and no payout if the STIP Performance Component minimum threshold is not achieved. Such increases and reductions in payouts are determined in accordance with an award payout grid adopted by the Compensation Committee at the time that the STIP was established. In 2016 we failed to achieve the minimum threshold of DCF required to qualify for any incentive payout under the STIP Performance Component, and therefore no payout of the STIP Performance Component was earned for 2016.

STIP Discretionary Component (50% of the incentive target value).—The STIP Discretionary Component is intended to be used as a discretionary award, allowing the Compensation Committee to analyze other factors that it may elect to use for determining the STIP Discretionary Component. Such factors may include, without limitation, market factors and significant acquisitions, developments and ventures accomplished by us, management of our business in the face of adverse market conditions and, as may be applicable, the contributions of any or all of the named executive officers. Mr. Eric Slifka’s evaluation of our named executive officers’ performance in 2016 included the recognition that both their individual and collective performance were outstanding, that they supported each other as a team as they undertook initiatives to position the Partnership to make it stronger going forward, and that the Partnership’s performance in 2016 was not an indication that our named executive officers underperformed.

In considering whether to grant the 2016 STIP Discretionary Component awards, the Compensation Committee recognized that our business performance was significantly below that of the prior year due to: the prolonged decline in crude oil prices and tighter crude oil differentials; the negative impact of fixed costs associated primarily with our significantly underutilized leased railcar fleet; and significantly warmer weather. Notwithstanding the foregoing, the following actions were undertaken by us under the leadership of Mr. Eric Slifka and executed by our named executive officers to strategically position the Partnership by strengthening its balance sheet and enhancing its liquidity in order to be able to withstand crude-related headwinds and take advantage of future opportunities. These strategic initiatives, which were performed without additional manpower or resources, included:

•

In January 2016, as part of our expense management initiatives, we reduced SG&A overhead by reducing our workforce by approximately seventy (70) people, which equated to approximately 8% of our headcount, excluding employees at our convenience stores.

•

In April 2016, we expanded our gasoline station and convenience-store network in Western Massachusetts with the addition of 22 leased retail sites. Located in the Pittsfield and Springfield areas, these sites were added through long-term leases.

•

In April 2016, we initiated an ongoing sealed bid sale for eighty six (86) non-strategic gasoline stations and convenience stores located in Connecticut, Massachusetts, Maryland, Maine, New Hampshire, New York and Rhode Island.

•

On June 29, 2016, we completed a sale and leaseback transaction with respect to thirty (30) gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode

Island for an aggregate total purchase price of approximately $63.5 million. The proceeds from the transaction were used to reduce indebtedness outstanding under our revolving credit facility.
•

On August 22, 2016, we streamlined our retail portfolio by completing our sale of thirty (30) non-strategic gasoline stations and convenience stores located in New York and Pennsylvania for approximately $40 million. We acquired these retail assets on January 7, 2015 in connection with our purchase of Warren Equities, Inc. and its subsidiaries. Approximately $28.0 million of the proceeds were used to pay down debt under our revolving credit facility. In connection with the closing, the parties entered into long term supply contracts for branded and unbranded gasoline and other petroleum products.

•	On November 1, 2016, we completed the disposition of certain of our compressed natural gas-related assets and customer contracts for approximately $1.5 million.
•

On December 21, 2016, we further reduced overhead through the voluntary early termination of a sublease for 1,610 railcars leased from a third party, resulting in a one-time expense of $80.7 million. The early termination represents a discount of $10.2 million in railcar lease payments that we otherwise would have been obligated to pay over the next three years.

•	On December 30, 2016, we entered into an asset purchase agreement for the sale of our natural gas marketing and electricity brokerage assets, which sale was consummated on February 1, 2017.
•

In order to properly resize our credit facilities to more adequately reflect our needs in the current environment, reduce our costs, and provide adequate liquidity, we amended our credit agreement in 2016 to, among other things, (i) reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million; (ii) permit the use of borrowings to pay for $77 million of the expenses associated with the voluntary early termination of the railcar sublease;  (iii) accelerate the step-down in the combined total leverage ratio from 5.50 times to 5.00 times, effective with the fiscal quarter ending December 31, 2016; (iv) allow for the sale of intangible assets as well as real estate, subject to certain limitations contained in the credit agreement; and (v) carve out certain one-time charges from the definitions used in our covenants with respect to EBITDA (as defined in the credit agreement).

Taking into account Mr. Slifka’s assessment, the Partnership’s results of operations for 2016, as well as the Compensation Committee’s review of the individual performance of each of our named executive officers in 2016, the Compensation Committee awarded our named executive officers 100% of their respective STIP Discretionary Components for 2016, specifically as follows: $400,000 for Mr. Eric Slifka; $250,000 for Mr. Romaine; $225,000 for Mr. Faneuil; $150,000 for Ms. Foster; $132,500 for Mr. Andrew Slifka; and $56,250 for Mr. Rudinsky.

2017 Short-Term Incentive Plan.—In 2017, the Compensation Committee, with the assistance of its compensation consultant, BDO, used our 2017 business plan as a basis for creating the 2017 Short-Term Incentive Plan. The 2017 STIP establishes a target incentive percentage for each participant ranging from 41% to 100% of base salary representing the same target percentages used during 2016 for each of the named executive officers with the exception of Ms. Foster, whose target percentage was increased from 75% of her base salary in 2016 to 89% of her base salary in 2017; Mr. Andrew Slifka, whose target percentage was increased from 62% of his base salary in 2016 to 71% of his base salary in 2017; and Mr. Rudinsky, whose target percentage was increased from 41% of his base salary in 2016 to 48% of his base salary in 2017. Awards under the 2017 STIP may range from 0% to 200% of each participant's target incentive percentage. The weighting of the STIP Performance Component and STIP Discretionary Component in the 2017 STIP remain 50% and 50%, respectively, the same as in the 2016 STIP.

•

The 2017 Performance Component (50% of the incentive target value)—The Compensation Committee decreased the DCF objective for 2017, subject to adjustment by the Compensation Committee for certain acquisitions and events during 2017 that the Compensation Committee may, in its sole discretion, determine to have caused unusual, one-time increases or decreases in DCF. Awards granted by the Compensation Committee may range from 0% to 200% of a plan participant's 2017 STIP Performance Component. A minimum of 80.1% of the 2017 DCF objective must be achieved before participants would earn any portion of the 2017 STIP Performance Component. Under the 2017 STIP, a participant's incentive opportunity increases to a maximum of 200% of the STIP Performance Component at 119.8% of

the 2017 DCF objective, and is determined on a quantitative basis solely based on our actual DCF for 2017.
•

The 2017 Discretionary Component (50% of the incentive target value)—The Compensation Committee has discretion in determining the 2017 STIP Discretionary Component for any participant under the 2017 STIP, within a range of 0% to 200% of the 2017 STIP Discretionary Component, and based upon (i) the Compensation Committee’s consideration of management's performance over the course of the 2017 plan year; (ii) the CEO’s assessment of the other named executive officers; (iii) our overall financial results for the year in relation to our business plan; and (iv) any significant mitigating factor(s) that may have influenced a plan participant’s performance, positively or negatively. The objective of considering these factors is to arrive at a decision that best reflects the Compensation Committee’s overall assessment of management's performance on an individual basis. The Compensation Committee believes that when combined with the STIP Performance Component, the results will more accurately reflect a plan participant's performance in light of the relevant factors.

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

The Compensation Committee did not award any discretionary bonus payments in respect of our named executive officers’ service in 2016 or in 2015. The Compensation Committee awarded Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky special discretionary bonuses in the amounts of $600,000, $500,000, $400,000, $300,000, $200,000 and $100,000, respectively, for their service in 2014.

Long-Term Incentive Plans

No equity grants were made under the Global Partners LP Long-Term Incentive Plan (“LTIP”) to any of our named executive officers in respect of their service in 2016, 2015 or 2014.

2012 CEO Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s 2012-2014 employment agreement with our general partner included provisions for a long-term performance-based cash incentive plan. The long-term performance-based cash incentive plan was based solely on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka’s 2012-2014 employment agreement. The award was calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2012 through December 31, 2014 (which distributions were paid during the period from May 2012 through February 2015), inclusive, and (ii) an annualized $2.00 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance was measured. Mr. Slifka earned $3,450,000 in 2015 under this incentive plan.

2015 CEO Performance-Based Cash Incentive Plan.—Mr. Eric Slifka’s 2015-2017 employment agreement with our general partner includes provisions for a long-term performance-based cash incentive plan. This plan replaced the plan for the 2012-2014 period described above under “—2012 CEO Performance-Based Cash Incentive Plan” and is also based on the achievement of growth in distributions to our unitholders in respect of the three-year term of Mr. Slifka's 2015-2017 employment agreement. This award will be calculated using (i) the sum of all distributions paid to our unitholders in respect of the three-year period from January 1, 2015 through December 31, 2017 (which distributions are anticipated to be paid during the period from May 2015 through February 2018), inclusive, and (ii) an annualized $2.66 per unit (subject to adjustment by the Compensation Committee as set forth in Mr. Slifka's employment agreement) baseline against which Mr. Slifka's performance will be measured.

Retirement and Health Benefits; Perquisites

Global Partners 401(k) Savings and Profit Sharing Plan

The Global Partners LP 401(k) Savings and Profit Sharing Plan (the “Global 401(k) Plan”) permits all eligible employees to make voluntary pre-tax contributions to the plan, subject to applicable tax limitations. The Global 401(k) Plan provides for employer matching contributions equal to 100% of elective deferrals up to the first 3% of eligible compensation plus 50% of elective deferrals up to the next 2% of eligible compensation. In 2016, all employees were eligible to participate in the Global 401(k) Plan other than employees who were (1) not yet 21 years of age, (2) covered by a collective bargaining agreement that does not provide for employees to be covered by the Global 401(k) Plan or (3) nonresident aliens. New employees may begin to contribute to the Global 401(k) Plan on the first day of the month following their respective dates of hire, although they are not eligible to receive matching payments under the Global 401(k) Plan until they have been employed by our general partner or one of our operating subsidiaries for six months. Eligible employees may elect to contribute up to 100% of their compensation to the plan for each plan year. Employee contributions are subject to annual dollar limitations, which are adjusted periodically for changes in the cost of living. Participants in the plan are always fully vested in any matching contributions under the plan; however, discretionary profit sharing contributions are subject to a six-year vesting schedule. The plan is intended to be tax-qualified under Section 401(a) of the Code so that contributions to the plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the plan, and so that our general partner's contributions, if any, will be deductible when made.

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

Prior to March 1, 2012, Mr. Andrew Slifka was employed by Alliance Energy LLC (“Alliance”) and participates in the Alliance Energy LLC Pension Plan in accordance with Alliance’s policies and on the same general basis as other employees of Alliance not excluded by the terms of the plan. On March 1, 2012, sponsorship of the Alliance Energy LLC Pension Plan was transferred to GMG and the plan was renamed as the GMG Pension Plan (as defined and described below under “Other Benefits—Pension Benefits”). An employee is fully vested in benefits under the GMG Pension Plan after completing five years of service or, if earlier, upon termination due to death or disability. Please read “Other Benefits—Pension Benefits” for information with respect to eligibility standards and calculations of estimated annual pension benefits payable upon retirement under the GMG Pension Plan. The GMG Pension Plan was frozen on May 15, 2012.

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

Our long-term incentive plans (the LTIP and the performance-based cash incentive plans applicable to Mr. Eric Slifka) provide incentives and reward eligible participants for the achievement of long-term objectives, facilitate the retention of key employees by aligning their incentives with our long-term performance, continue to make our compensation mix more competitive, and align the interests of management with those of our unitholders.

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

Tax Deductibility of Compensation

With respect to the deduction limitations imposed under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m). Accordingly, such limitations do not apply to compensation paid to our named executive officers.

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
March 8, 2017

Compensation Committee Interlocks and Insider Participation

Since the formation of Global GP LLC and throughout the fiscal year ended December 31, 2016, the Compensation Committee of Global GP LLC's board of directors has comprised of Robert J. McCool, David K. McKown and Kenneth I. Watchmaker, none of whom are officers or employees of our general partner or any of its affiliates. Mr. Alfred A. Slifka served as the Chairman of the board of directors of our general partner until his death on March 9, 2014. Mr. Richard Slifka, who served as Vice-Chairman of our general partner’s board of directors since its inception, became Chairman effective March 12, 2014 and is an employee of Global Petroleum Corp., an entity which is owned by Mr. Richard Slifka and a trust for the beneficiaries of Mr. Alfred A. Slifka.

Compensation of Named Executive Officers

The following table sets forth certain information with respect to compensation during 2016, 2015 and 2014 of our named executive officers.

Summary Compensation Table

					Change in
					Pension Value
					and Deferred
				Non‑Equity	Nonqualified
				Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($) (2)	($) (3)	($) (4)	($)(5)	($)
Eric Slifka	2016	800,000	—	400,000	44,008	65,961	1,309,969
President and CEO	2015	800,000	—	—	—	87,850	887,850
	2014	800,000	600,000	4,938,000	55,552	93,212	6,486,764
Mark A. Romaine	2016	500,000	—	250,000	17,988	40,109	808,097
Chief Operating Officer	2015	500,000	—	—	—	36,016	536,016
	2014	500,000	500,000	930,000	46,446	35,741	2,012,187
Edward J. Faneuil	2016	450,000	—	225,000	—	47,466	722,466
EVP, General Counsel	2015	450,000	—	—	—	44,762	494,762
and Secretary	2014	376,000	400,000	651,000	165,524	40,340	1,632,864
Daphne H. Foster	2016	400,000	—	150,000	2,398	33,483	585,881
Chief Financial Officer	2015	400,000	—	—	—	25,869	425,869
	2014	300,000	300,000	372,000	5,531	13,714	991,245
Andrew Slifka	2016	425,000	—	132,500	22,695	61,645	641,840
EVP and President of	2015	425,000	—	—	—	51,686	476,686
GDSO Division	2014	425,000	200,000	372,000	60,012	52,251	1,109,263
Charles A. Rudinsky	2016	273,000	—	56,250	—	37,810	367,060
EVP and Chief	2015	273,000	—	—	—	34,298	307,298
Accounting Officer	2014	273,000	100,000	209,250	19,923	30,742	632,915

(1)

The above table reflects the $800,000 base salary paid to Mr. Eric Slifka in (i) 2014 pursuant to his 2012-2014 employment agreement with our general partner, which became effective January 1, 2012, and (ii) 2015 and 2016 pursuant to his 2015-2017 employment agreement.

(2)

No discretionary bonuses were paid to our named executive officers for services performed during 2016 or 2015. Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky were paid discretionary bonuses of $600,000, $500,000, $400,000, $300,000, $200,000 and $100,000, respectively, for services performed during 2014, which discretionary bonuses were paid in 2015 along with payments they received in 2015 for services performed during 2014 under the 2014 Short-Term Incentive Plan.

(3)

Amounts reported in this column reflect (a) the bonuses paid to each of the named executive officers for services performed during 2016, 2015 and 2014 which were determined in accordance with our general partner’s Short-Term Incentive Plans described above under “Elements of Compensation—Short-Term Incentive Plans” and (b) for Mr. Eric Slifka, $3,450,000, which was earned under the long-term performance-based cash incentive plan under his

2012-2014 employment agreement and is described above under “Elements of Compensation—Long-Term Incentive Plans”.
(4)

In 2016, (a) the present value of Mr. Faneuil’s pension and deferred nonqualified compensation earnings decreased by $70,720 as a result of higher interest rates used to calculate deferred compensation benefits and payments paid to Mr. Faneuil pursuant to his deferred compensation plans, and (b) the present value of Mr. Rudinsky’s pension decreased by $62,624 as a result of payments paid to Mr. Rudinsky from his pension plan account.  In 2015, as a result of higher interest rates used to calculate pension benefits, the present values of the pensions of Messrs. Eric Slifka, Romaine and Faneuil, Ms. Foster, Mr. Andrew Slifka and Mr. Rudinsky decreased by $41,884, $50,235, $321,081, $2,551, $73,459 and $75,919, respectively. Additionally, the present value of Mr. Faneuil’s pension in 2015 reflected a reduction equal to the net present value of his vested SERP, which was $159,355. These decreases are shown as a $0 positive change in actuarial value for those years under the column labeled “Change in Pension Value and Nonqualified Deferred Compensation Earnings”.

(5)	The 2016 amounts in this column are described further in the All Other Compensation table below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table for the fiscal year ended December 31, 2016:

		Club Membership Dues,
	Employer	Legal Fees, and Professional
	Contributions to	Financial Planning and	Personal	Total All
	Global 401(k) Plan	Tax Advice Fees	Benefits (1)	Other Compensation
Name	($)	($)	($)	($)
Eric Slifka	5,333	22,500	38,128	65,961
Mark A. Romaine	6,667	—	33,442	40,109
Edward J. Faneuil	9,000	17,109	21,357	47,466
Daphne H. Foster	10,600	—	22,883	33,483
Andrew Slifka	9,917	30,100	21,628	61,645
Charles A. Rudinsky	10,600	—	27,210	37,810

(1)

The amounts in this column include the estimated incremental cost of an automobile provided by us for the named executive officer’s use; medical and dental premiums paid by us; and life insurance, long-term disability and supplemental disability premiums paid by us.

Grants of Plan-Based Awards

The following table sets forth information concerning criteria for the grant of plan-based awards for the calendar year 2016 to our named executive officers under the STIP (including the minimum threshold, target and maximum possible payout amounts, depending upon our financial performance in 2016). No equity awards were made under the LTIP to any of our named executive officers in 2016.

Grants of Plan‑Based Awards

	Estimated Possible Payouts Under
	Non—Equity Incentive Plan Awards (1)
	Minimum
	Threshold		Maximum
Name	($)	Target ($)	($)
Eric Slifka	40,000	800,000	1,600,000
Mark A. Romaine	25,000	500,000	1,000,000
Edward J. Faneuil	22,500	450,000	900,000
Daphne H. Foster	15,000	300,000	600,000
Andrew Slifka	13,250	265,000	530,000
Charles A. Rudinsky	5,625	112,500	225,000

(1)	For calendar year 2016, each named executive officer’s STIP award consisted of the STIP Performance Component

(weighed 50%) and the STIP Discretionary Component (weighted 50%). Amounts shown represent the “threshold,” “target” and “maximum” amounts payable under the STIP awards. During 2017, the Compensation Committee determined that no portion of the STIP Performance Component was earned by the named executive officers for calendar year 2016. Actual payout of the STIP Discretionary Component for calendar year 2016 is shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year End

The following table presents the full amount of the equity awards held by our named executive officers as of December 31, 2016, which consist solely of phantom units granted under the LTIP. The awards shown on the table below were the only equity awards held by the named executive officers at the end of the last fiscal year:

	Equity Incentive Plan Awards
		Market or Payout
	Number of	Value of
	Unearned Shares,	Unearned Shares,
	Units or Other	Units or Other
	Rights That Have	Rights That Have
	Not Vested (#) (1)	Not Vested ($) (2)
Eric Slifka	127,259	2,475,188
Mark A. Romaine	57,012	1,108,883
Edward J. Faneuil	76,356	1,485,124
Daphne H. Foster	21,889	425,741
Andrew Slifka	29,537	574,495
Charles A. Rudinsky	—	—

(1)

The units granted to each named executive officer other than Mr. Rudinsky vest over a six-year period, with one-third of the units granted scheduled to vest on each of July 1, 2017, July 1, 2018 and July 1, 2019. The units granted to Mr. Rudinsky vested over a three and one-half year period, with one-third of the units granted having vested on December 31, 2014, one-third having vested on December 31, 2015 and one-third having vested on December 31, 2016.

(2)

The market values of the equity awards shown in the table above were calculated based on the closing price of $19.45 per common unit on December 30, 2016, the last day that the market was open in 2016.

Please read “Elements of Compensation—Long-Term Incentive Plans” for a discussion of these phantom unit awards.

Units Vested in the 2016 Fiscal Year

The following table presents phantom units awarded to the named executive officers on June 27, 2013 and September 23, 2013 that vested during the year ended December 31, 2016.

	Equity Incentive Plan Awards
	Number of
	Vested	Market Value of Vested
	Phantom Units	Phantom Units (#) ($) (1)
Charles A. Rudinsky	2,122	41,273

(1)

These units vested on December 31, 2016. The market values of the equity awards shown in the table above were calculated based on the closing price of $19.45 per common unit on December 30, 2016, was the last day on which the market was open in 2016.

Nonqualified Deferred Compensation

Mr. Romaine previously agreed to receive certain bonus payments in installments over three years for each bonus. Because all such installment payments were paid in full to Mr. Romaine prior to the commencement of 2016, there is no nonqualified deferred compensation to report and the Nonqualified Deferred Compensation table has been eliminated.

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

Potential Payments upon a Change of Control or Termination

The following tables show potential payments to each of our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change of control or termination of employment of each such named executive officer assuming a December 31, 2016 termination date. This table does not take into account discretionary decisions regarding compensation made by the Compensation Committee and the board of directors of our general partner made after December 31, 2016. Amounts reflected in the table below with respect to LTIP awards were calculated based on the closing price of our common units of $19.45 per unit as of December 30, 2016 (which was the last day on which the market was open in 2016).

LTIP Awards. On June 27, 2013, the Compensation Committee made grants of 127,259, 76,356, 57,012, 29,537 and 21,889 phantom units under the LTIP, respectively, to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka and Ms. Foster. Upon a change of control event, all outstanding phantom units that were granted in 2013 to Messrs. Eric Slifka, Faneuil, Romaine and Andrew Slifka and Ms. Foster that have not otherwise vested automatically will become fully vested, which is reflected appropriately in the tables below. Please read “Elements of Compensation—Long-Term Incentive Plan” for information regarding performance restrictions and additional vesting terms.

Eric Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Eric Slifka
Severance Amount	—	3,200,000	3,200,000	3,200,000	4,800,000	800,000
Long Term Cash Incentive Plan	—	—	—	—	—	—
LTIP awards	2,475,188	—	—	—	2,475,188	—
Fringe benefits	—	39,711	39,711	39,711	39,711	—
Life insurance benefits	—	500,000	—	—	—	—
Total	2,475,188	3,739,711	3,239,711	3,239,711	7,314,899	800,000

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

Mark A. Romaine

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Mark A. Romaine
Severance Amount	—	—	—	1,000,000	2,000,000	—
LTIP awards	1,108,883	—	—	—	1,108,883	—
Fringe benefits	—	40,109	—	63,910	63,910	—
Life insurance benefits	—	500,000	—	—	—	—
Total	1,108,883	540,109	—	1,063,910	3,172,793	—

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

Edward J. Faneuil

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Edward J. Faneuil
Severance Amount	—	—	—	900,000	1,800,000	—
Deferred Compensation	1,518,440	1,518,440	1,518,440	1,518,440	1,518,440	—
LTIP awards	1,485,124	—	—	—	1,485,124	—
Fringe benefits	—	—	—	62,881	62,881	—
Life insurance benefits	—	500,000	—	—	—	—
Total	3,003,564	2,018,440	1,518,440	2,481,321	4,866,445	—

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

Daphne H. Foster

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Daphne H. Foster
Severance Amount	—	—	—	800,000	1,400,000	—
LTIP awards	425,741	—	—	—	425,741	—
Fringe benefits	—	33,483	—	34,833	34,833	—
Life insurance benefits	—	500,000	—	—	—	—
Total	425,741	533,483	—	834,833	1,860,574	—

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

Further, if Ms. Foster’s employment is terminated by our general partner without Cause or by Ms. Foster for Constructive Termination at any time within three months before a Change in Control and 12 months following a Change in Control, then Ms. Foster will receive the Foster Accrued Obligations plus 100% accelerated vesting on any and all outstanding options, restricted units, phantom units, unit appreciation rights, and other similar rights (under the LTIP or otherwise) held by her as in effect on the date of termination.

If Ms. Foster’s employment is terminated by our general partner for “Cause,” by Ms. Foster voluntarily (for reasons other than Constructive Termination) or by reason of death, Ms. Foster shall receive the Foster Accrued Obligations.

Andrew Slifka

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Andrew Slifka
Severance Amount	—	425,000	843,125	843,125	843,125	576,941
LTIP awards	574,495	—	—	—	574,495	—
Fringe benefits	—	61,645	98,523	61,645	61,645	—
Life insurance benefits	—	500,000	—	—	—	—
Total	574,495	986,645	941,648	904,770	1,479,265	576,941

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

Charles A. Rudinsky

				Termination by general
				partner without Cause /
				Constructive Termination /
				Breach by general partner
	Change in			No Change	With a Change
	Control	Death	Disability	in Control	in Control	Nonrenewal
Name	($)	($)	($)	($)	($)	($)
Charles A. Rudinsky
LTIP awards	—	—	—	—	—	—
Fringe benefits	—	—	—	37,810	37,810	—
Life insurance benefits	—	350,000	—	—	—	—
Total	—	350,000	—	37,810	37,810	—

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

Other Benefits

Pension Benefits

The table below sets forth information regarding the present value as of December 31, 2016 of the accumulated benefits of our named executive officers under the Global Partners LP Pension Plan, and, with respect to Mr. Faneuil, the Global and Alliance Deferred Compensation Agreements. Amounts with respect to the Global and Alliance Deferred Compensation Agreements are reflected in the table below because they represent a fixed entitlement.

Pension Benefits at December 31, 2016

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)	Accumulated Benefit ($)	Last Fiscal Year ($)
Eric Slifka	(1)	27	477,674	—
Mark A. Romaine	(1)	14	163,828	—
Edward J. Faneuil	(1)	23	638,851	—
Edward J. Faneuil	(2)	n/a	759,220	70,000
Edward J. Faneuil	(3)	n/a	759,220	70,000
Daphne H. Foster	(1)	6	35,484	—
Andrew P. Slifka	(1)	10	21,686	—
Andrew P. Slifka	(4)	15	180,899	—
Charles A. Rudinsky (5)	(1)	30	787,548	77,486

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

Compensation of Directors

The following table sets forth (i) certain information concerning the compensation earned by our directors in 2016, and (ii) the aggregate amounts of stock awards and option awards, if any, held by each director at the end of the last fiscal year:

		Equity Incentive
		Plan Awards
	Fees Earned	Grant Date Fair	All
	or Paid in	Value of Unit	Other	Total
Name	Cash ($)	Awards ($) (2)	Compensation	($)
Richard Slifka	71,000	—	—	71,000
Eric Slifka (1)	—	—	—	—
Andrew Slifka (1)	—	—	—	—
Kenneth I. Watchmaker	87,500	—	—	87,500
Robert J. McCool	80,000	—	—	80,000
David McKown	80,000	—	—	80,000
Daphne H. Foster (1)	—	—	—	—

(1)Messrs. Eric Slifka and Andrew Slifka and Ms. Foster, as executive officers of our general partner, are otherwise compensated for their services and therefore receive no separate compensation for their service as directors.

(2)As of December 31, 2016, our non-employee directors held the following aggregate number of unvested phantom units: Mr. Watchmaker (7,106), Mr. McCool (7,106) and Mr. McKown (7,106).

Employees of our general partner who also serve as directors do not receive additional compensation. In 2016, directors who are not employees of our general partner (1) received: (a) $60,000 annual cash retainer; (b) $1,000 for each meeting of the board of directors attended; (c) $2,000 for each audit committee meeting attended (limited to payment for one committee meeting per day); and (d) $1,000 for each committee meeting other than the audit committee meeting attended (limited to payment for one committee meeting per day), and (2) are eligible to participate in the LTIP. In 2016, the chair of the audit committee received an additional $7,500.

Each director also is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees.

On June 27, 2013, each of our non-employee independent directors received an award of 8,145 phantom units. These phantom units vest over a three year period, with one-third of the units granted scheduled to vest on each of December 31, 2014, December 31, 2015 and December 31, 2016.  On December 31, 2014, the initial tranche of the June 27, 2013 awards vested and on January 15, 2015, Messrs. Watchmaker, McCool and McKown each received 2,715 common units of Global Partners LP.  On December 31, 2015, the second tranche of the June 27, 2013 awards vested and on January 12, 2016, Messrs. Watchmaker, McCool and McKown each received 2,715 common units of Global Partners LP.  On December 31, 2016, the third and final tranche of the June 27, 2013 awards vested.  On January 13, 2017, Messrs. McCool and McKown each received 2,715 common units of Global Partners LP and on January 25, 2017, Mr. Watchmaker received 2,715 common units of Global Partners LP.

On January 15, 2015, in respect of their excellent service during 2014, Messrs. Watchmaker and McCool received outright grants, respectively, of 1,504 and 1,204 common of Global Partners LP, and Mr. McKown received a cash award of $40,000.

On April 20, 2015, Messrs. Watchmaker and McCool each received an award of 10,659 phantom units, and on September 18, 2015, Mr. McKown received an award of 10.659 phantom units (under a then new form of grant agreement which provides for cash settlement of the award). Under each of these awards, one-third of the units granted are scheduled to vest on each of January 2, 2016, January 2, 2017 and January 2, 2018.  On January 2, 2016, the initial tranche of the April 20, 2015 and September 18, 2015 awards vested, Messrs. Watchmaker and McCool each received 3,553 common units of Global Partners LP on January 12, 2016, and Mr. McKown’s award was settled in cash on January 19, 2016.  On January 2, 2017, the second tranche of the April 20, 2015 and September 18, 2015 awards vested,

Messrs. McCool and Watchmaker each received 3,553 common units of Global Partners LP on January 13, 2017 and January 25, 2017, respectively, and Mr. McKown’s award was settled in cash on February 8, 2017.

Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 7, 2017 the beneficial ownership of units representing limited partner interests in Global Partners LP (“Units”) held by certain beneficial owners of more than five percent (5%) of the Units, by each director and named executive officer of Global GP LLC, the general partner of Global Partners LP (“General Partner”) and by all directors and executive officers of our General Partner as a group:

		Percentage
	Common	of Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner (1)	Owned	Owned
Richard Slifka (2)(3)(4)(5)(6)(7)(9)	5,561,263	16.4%
Alfred A. Slifka 1990 Trust Under Article II-A (2)(3)(4)(5)(6)(7)(8)	4,715,776	13.9%
OppenheimerFunds Inc. (10)	3,861,068	11.4%
Oppenheimer Steelpath MLP Income Fund (10)	2,744,433	8.1%
Montello Oil Corporation (2)	2,348,078	6.9%
Kayne Anderson Capital Advisors L.P. (13)	1,919,497	5.6%
Richard A. Kayne (13)	1,919,497	5.6%
Global Petroleum Corp. (3)	1,725,463	5.1%
Eric Slifka (5)(11)(12)	1,625,035	4.8%
Larea Holdings LLC (11)	564,984	1.7%
Andrew Slifka (9)	496,372	1.5%
Global GP LLC (5)	463,294	1.4%
Edward J. Faneuil	50,157	*
Charles A. Rudinsky	26,085	*
Mark Romaine	18,115	*
Daphne H. Foster	2,400	*
Robert J. McCool	27,682	*
Kenneth I. Watchmaker	29,332	*
David K. McKown	10,572	*
Larea Holdings II LLC (9)	282,492	*
Chelsea Terminal Limited Partnership (4)	120,356	*
Sandwich Terminal, L.L.C. (6)	8,475	*
All directors and executive officers as a group (10 persons)	7,847,013	23.1%

*Less than 1%

(1)

The address for each person or entity listed other than (i) Kayne Anderson Capital Advisors, L.P., (ii) Richard A. Kayne, (iii) OppenheimerFunds, Inc., and (iv) Oppenheimer Steelpath MLP Income Fund is P.O. Box 9161, 800 South Street, Suite 500, Waltham, Massachusetts 02454‑9161.

(2)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Montello Oil Corporation.

(3)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to, and therefore may be deemed to beneficially own, the units owned by Global Petroleum Corp.

(4)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Chelsea Terminal Limited Partnership.

(5)

Purchased by our general partner for the purpose of assisting us in meeting our anticipated obligations to deliver common units under our Long-Term Incentive Plan to officers, directors and employees. Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A control Global GP LLC, and thus may be deemed to beneficially own the units owned by Global GP LLC.  The co-trustees of the Alfred A. Slifka 1990 Trust Under Article II-A have delegated the voting rights in Global GP LLC of the Alfred A. Slifka 1990 Trust Under Article II-A to Eric Slifka in Global GP LLC, and thus Eric Slifka may be deemed to beneficially own the units owned by Global GP LLC.

(6)

Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A are equal owners of Sandwich Terminal, L.L.C. and share voting and investment power with respect to and, therefore, may be deemed to beneficially own, the units owned by Sandwich Terminal, L.L.C.

(7)

Beneficially owned unit amounts for each of Richard Slifka and the Alfred A. Slifka 1990 Trust Under Article II-A include the units owned by Montello Oil Corporation, Global Petroleum Corp., Chelsea Terminal Limited Partnership, Global GP LLC and Sandwich Terminal, L.L.C.  Beneficially owned unit amounts for Richard Slifka also include the units owned by Larea Holdings II LLC. Beneficially owned unit amounts for the Alfred A. Slifka 1990 Trust Under Article II-A also include 50,110 units that are held by the Alfred A. Slifka 1990 Trust Under Article II-A. Richard Slifka and the late Alfred A. Slifka are brothers.

(8)

Alfred A. Slifka passed away on March 9, 2014.  His estate closed effective February 28, 2017 and his beneficially owned interests set forth on the above table have accordingly been transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

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

(10)

According to a Schedule 13G/A filed on January 26, 2017, OppenheimerFunds, Inc. beneficially owned 3,861,068 common units, representing 11.4% of the common units then outstanding and Oppenheimer Steelpath MLP Income Fund beneficially owned 2,744,433 common units, representing 8.1% of the common units then outstanding. The address for OppenheimerFunds, Inc. is 225 Liberty Street, New York, NY 10281 and the address for Oppenheimer Steelpath MLP Income Fund is 6803 S. Tucson Way Centennial, CO 80112-3924.

(11)

Eric Slifka has sole voting and investment power with respect to units owned by Larea Holdings LLC. Eric Slifka may, therefore, be deemed to beneficially own the units held by Larea Holdings LLC. Eric Slifka is the son of the late Alfred A. Slifka.

(12)	Beneficially owned unit amounts for Eric Slifka include the units owned by Larea Holdings LLC.
(13)

According to a Schedule 13G/A filed on January 25, 2017, Kayne Anderson Capital Advisors, L.P. beneficially owned 1,919,497 common units, representing 5.65% of the common units then outstanding and Richard A. Kayne beneficially owned 1,919,497 common units, representing 5.65% of the common units then outstanding. The address for Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

Equity Compensation Plan Table

The following table summarizes information about our equity compensation plans as of December 31, 2016:

Number of securities
	Number of Securities		remaining available for
	to be issued	Weighted average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	509,452	—	3,287,563
Equity compensation plans not approved by security holders	—	—	—
Total	509,452	—	3,287,563

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of March 7, 2017, affiliates of our general partner, including directors and executive officers of our general partner, owned 7,433,829 common units representing 21.9% of the limited partner interests in us. In addition, our general partner owns a 0.67% general partner interest in us.

Alfred A. Slifka, former Chairman of the board of our general partner, passed away on March 9, 2014. Mr. Slifka’s estate closed effective February 28, 2017 and his interests in our general partner and his beneficially owned interests in Global Partners LP and its affiliates were transferred to the Alfred A. Slifka 1990 Trust Under Article II-A on that date.

Steven McCool, the son of Robert J. McCool, one of our independent directors, is an employee of Global GP LLC. During our fiscal year ended December 31, 2016, his total compensation earned was approximately $156,260.

James Cook, the son-in-law of Richard Slifka, our Chairman, and the brother-in-law of Andrew Slifka, our Executive Vice President and director, is an employee of Global GP LLC. During our fiscal year ended December 31, 2016, his total compensation earned was approximately $262,930.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 99.33% to the unitholders, including affiliates of our general partner (including directors and executive officers of our general partner), as the holders of an aggregate of 7,433,829 common units and 0.67% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.67% of the distributions above the highest target level.

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

Shared Services Agreements

We are party to a shared services agreement with Global Petroleum Corp. We believe the terms of this agreement are at least as favorable as could have been obtained from unaffiliated third parties. Under this agreement, we provide Global Petroleum Corp. with certain accounting, treasury, legal, information technology, human resources and financial operations support for which Global Petroleum Corp. pays or paid us an amount based upon the cost associated with the provision of such services. In addition, until February 1, 2015 (in connection with our acquisition of our petroleum products storage terminal located in Revere, Massachusetts from Global Petroleum Corp. and others), Global Petroleum Corp. provided us with certain terminal, environmental and operational support services, for which we paid a fee based on an agreed assessment of the cost associated with the provision of such services. With respect to the shared services agreement, we paid to Global Petroleum Corp. a total of $0, $8,000 and $96,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The agreement with Global Petroleum Corp. was amended and restated on March 11, 2015 to remove the terminal, environmental and operational support services that had been provided to us. Under the amended and restated agreement, we will continue to provide Global Petroleum Corp. with certain tax, accounting, treasury and legal services at an agreed assessment of the cost associated with the provision of such services for an indefinite term, and any party may terminate its receipt of some or all of the services thereunder upon 90 days’ prior written notice. As of December 31, 2016, no notice of termination had been given under the agreement with Global Petroleum Corp. as then in effect.

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

Revere Terminal Acquisition from Global Petroleum Corp.

On January 14, 2015, we acquired the Revere terminal from Global Petroleum Corp. for a purchase price of approximately $23.7 million. Global Petroleum Corp. is currently owned by the Alfred A. Slifka 1990 Trust Under Article II-A and Richard Slifka. Pursuant to the purchase agreement entered into by both parties, we assumed all liabilities and obligations of Global Petroleum Corp. related to the terminal and the underlying real property, except for certain liabilities as set forth in the purchase agreement. We released Global Petroleum Corp. from and agreed to indemnify Global Petroleum Corp. from all known and unknown environmental liabilities relating to the terminal and underlying real property, provided that we will be responsible for the first remediation expenses arising from unknown conditions up to $1.5 million, in the aggregate, and then Global Petroleum Corp. will reimburse us for any remediation expenses in excess of $1.5 million up to $2.3 million, provided further that (i) Global Petroleum Corp. will have no obligation to reimburse us for expenses in excess of $750,000 in the aggregate, and (ii) Global Petroleum Corp.’s reimbursement obligations will survive for a period of three years following the closing of the acquisition. Any and all remediation expenses in excess of $2.3 million or incurred after the expiration of the three‑year survival period will be our responsibility.

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

Throughput Agreement with Global Petroleum Corp.

We had an exclusive terminal storage rental and throughput agreement with Global Petroleum Corp. with respect to the Revere terminal in Revere, Massachusetts. The terminal storage rental and throughput agreement terminated on February 1, 2015 in connection with our acquisition of the Revere terminal from Global Petroleum Corp. We believe the terms of this agreement were at least as favorable as could have been obtained from unaffiliated third parties. We retained the title to all our products stored at this terminal. We paid a monthly fee to Global Petroleum Corp., which was adjusted according to the Consumer Price Index for the Northeast region and for certain contractual costs. Including increases in certain contractual costs but excluding amortization of deferred rent, we paid to Global Petroleum Corp. a total of $0, $0 and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Relationship of Management with Global Petroleum Corp. and AE Holdings Corp.

Some members of our management team are also officers and/or directors of our affiliate, Global Petroleum Corp. Global Petroleum Corp. is wholly owned by ASRS Global General Partnership, an entity that is owned equally by Richard Slifka and by the Alfred A. Slifka 1990 Trust Under Article II-A. Messrs. Faneuil and Rudinsky spend a portion of their time providing services to Global Petroleum Corp. under a shared services agreement. Please read “—Shared Services Agreements.”

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

Director Independence

Please read Item 10, “Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services.

The audit committee of the board of directors of Global GP LLC selected Ernst & Young LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounts of Global Partners LP for the 2016 and 2015 calendar years. The audit committee’s charter, which is available on our website at www.globalp.com, requires the audit committee to approve in advance all audit and non‑audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit‑related, tax and all other fees categories below were approved by the audit committee.

Pre‑approved fees to Ernst & Young LLP for the fiscal year ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Audit Fees (1)	$4,445	$4,986
Audit—Related Fees	123	883
Tax Fees (2)	1,795	2,046
Total	$6,363	$7,915

(1)

Represents fees for professional services provided primarily in connection with the audits of our annual financial statements and reviews of our quarterly financial statements. Audit fees also included Ernst & Young’s audits of the effectiveness of our internal control over financial reporting at December 31, 2016 and 2015.  Fees for 2015 included an audit performed as part of our public offering and fees associated with our 2015 acquisitions.

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

Global Partners LP
	By:	Global GP LLC,
its general partner
Dated: March 10, 2017		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2017.

Signature	Title

/s/ Eric Slifka	President, Chief Executive Officer and Director
Eric Slifka	(Principal Executive Officer)

/s/ Daphne H. Foster	Chief Financial Officer and Director
Daphne H. Foster	(Principal Financial Officer)

/s/ Charles A. Rudinsky	Executive Vice President and Chief Accounting Officer
Charles A. Rudinsky	(Principal Accounting Officer)

/s/ Andrew Slifka	Executive Vice President,
Andrew Slifka	President, Alliance Gasoline Division and Director

/s/ Richard Slifka	Chairman
Richard Slifka

/s/ David K. McKown	Director
David K. McKown

/s/ Robert J. McCool	Director
Robert J. McCool

/s/ Kenneth I. Watchmaker	Director
Kenneth I. Watchmaker

Report of Independent Registered Public Accounting Firm

The Board of Directors of Global GP LLC

and Unitholders of Global Partners LP

        We have audited the accompanying consolidated balance sheets of Global Partners LP (“the Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Partners LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 10, 2017

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,028	$1,116
Accounts receivable, net (less allowance of $5,549 and $5,942 as of December 31, 2016 and 2015, respectively)	421,360	311,354
Accounts receivable—affiliates	3,143	2,578
Inventories	521,878	388,952
Brokerage margin deposits	27,653	31,327
Derivative assets	21,382	66,099
Prepaid expenses and other current assets	70,022	65,609
Total current assets	1,075,466	867,035
Property and equipment, net	1,099,899	1,242,683
Intangible assets, net	65,013	75,694
Goodwill	294,768	435,369
Other assets	28,874	42,894
Total assets	$2,564,020	$2,663,675
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$320,262	$303,781
Working capital revolving credit facility—current portion	274,600	98,100
Environmental liabilities—current portion	5,341	5,350
Trustee taxes payable	101,166	95,264
Accrued expenses and other current liabilities	70,443	60,328
Derivative liabilities	27,413	31,911
Total current liabilities	799,225	594,734
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	216,700	269,000
Senior notes	659,150	656,564
Environmental liabilities—less current portion	57,724	67,883
Financing obligations	152,444	89,790
Deferred tax liabilities	66,054	84,836
Other long-term liabilities	64,882	56,884
Total liabilities	2,166,179	1,969,691
Commitments and contingencies (see Note 9)	—	—
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,543,669 outstanding at December 31, 2016 and 33,995,563 units issued and 33,506,844 outstanding at December 31, 2015)	401,044	657,071
General partner interest (0.67% interest with 230,303 equivalent units outstanding at December 31, 2016 and December 31, 2015)	(2,948)	(1,188)
Accumulated other comprehensive loss	(5,441)	(8,094)
Total Global Partners LP equity	392,655	647,789
Noncontrolling interest	5,186	46,195
Total partners’ equity	397,841	693,984
Total liabilities and partners’ equity	$2,564,020	$2,663,675

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Sales	$8,239,639	$10,314,852	$17,269,954
Cost of sales	7,693,149	9,717,183	16,725,167
Gross profit	546,490	597,669	544,787
Costs and operating expenses:
Selling, general and administrative expenses	149,673	177,043	153,961
Operating expenses	288,547	290,307	204,070
Lease exit and termination expenses	80,665	—	—
Amortization expense	9,389	13,499	18,867
Net loss on sale and disposition of assets	20,495	2,097	2,182
Goodwill and long-lived asset impairment	149,972	—	—
Total costs and operating expenses	698,741	482,946	379,080
Operating (loss) income	(152,251)	114,723	165,707
Interest expense	(86,319)	(73,332)	(47,764)
(Loss) income before income tax (expense) benefit	(238,570)	41,391	117,943
Income tax (expense) benefit	(53)	1,873	(963)
Net (loss) income	(238,623)	43,264	116,980
Net loss (income) attributable to noncontrolling interest	39,211	299	(2,271)
Net (loss) income attributable to Global Partners LP	(199,412)	43,563	114,709
Less: General partner’s interest in net (loss) income, including incentive distribution rights	(1,336)	7,667	5,981
Limited partners’ interest in net (loss) income	$(198,076)	$35,896	$108,728
Basic net (loss) income per limited partner unit	$(5.91)	$1.12	$3.97
Diluted net (loss) income per limited partner unit	$(5.91)	$1.11	$3.95
Basic weighted average limited partner units outstanding	33,525	32,178	27,420
Diluted weighted average limited partner units outstanding	33,525	32,323	27,502
Distributions per limited partner unit	$1.85	$2.74	$2.53

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(238,623)	$43,264	$116,980
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2,486	4,047	3,151
Change in pension liability	167	1,111	(5,093)
Total other comprehensive income (loss)	2,653	5,158	(1,942)
Comprehensive (loss) income	(235,970)	48,422	115,038
Comprehensive loss (income) attributable to noncontrolling interest	39,211	299	(2,271)
Comprehensive (loss) income attributable to Global Partners LP	$(196,759)	$48,721	$112,767

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(238,623)	$43,264	$116,980
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	111,942	115,851	86,364
Amortization of deferred financing fees	6,019	5,899	5,627
Amortization of leasehold interests	1,252	794	—
Amortization of senior notes discount	1,393	1,089	559
Bad debt expense	231	1,172	1,700
Unit-based compensation expense	4,145	4,208	3,485
Write-off of financing fees	1,828	—	1,626
Net loss on sale and disposition of assets	20,495	2,097	2,182
Goodwill and long-lived asset impairment	149,972	—	—
Deferred income taxes	(18,782)	(3,624)	(11)
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	(110,237)	154,716	226,962
Accounts receivable-affiliate	(565)	1,325	(2,499)
Inventories	(135,888)	(32,648)	235,993
Broker margin deposits	3,674	(14,129)	4,594
Prepaid expenses, all other current assets and other assets	2,987	12,526	(49,020)
Accounts payable	17,410	(172,318)	(324,500)
Trustee taxes payable	5,902	(15,648)	25,528
Change in derivatives	40,218	(8,869)	(17,509)
Accrued expenses, all other current liabilities and other long-term liabilities	16,741	(33,199)	26,841
Net cash (used in) provided by operating activities	(119,886)	62,506	344,902
Cash flows from investing activities
Acquisitions	—	(561,170)	—
Capital expenditures	(71,279)	(92,925)	(95,114)
Proceeds from sale of property and equipment	77,726	4,331	4,021
Net cash provided by (used in) investing activities	6,447	(649,764)	(91,093)
Cash flows from financing activities
Proceeds from issuance of common units, net	—	109,305	137,844
Net borrowings from (payments on) working capital revolving credit facility	176,500	148,100	(227,000)
Net (payments on) borrowings from revolving credit facility	(52,300)	135,200	(300,900)
Proceeds from sale-leaseback, net	62,469	—	—
Proceeds from senior notes, net of discount	—	295,338	258,903
Repayment of senior notes	—	—	(40,244)
Payments on line of credit	—	(700)	(3,000)
Repurchase of common units	—	(3,892)	(8,632)
Noncontrolling interest capital contribution	—	2,560	8,200
Distribution to noncontrolling interest	(1,798)	(5,280)	(9,200)
Distributions to partners	(62,520)	(97,495)	(73,759)
Net cash provided by (used in) financing activities	122,351	583,136	(257,788)
Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	8,912	(4,122)	(3,979)
Cash and cash equivalents at beginning of year	1,116	5,238	9,217
Cash and cash equivalents at end of year	$10,028	$1,116	$5,238
Supplemental information
Cash paid during the period for interest	$64,112	$59,764	$31,554
Cash paid during the period for income taxes	$16,990	$2,772	$757
Non-cash exchange of 6.25% senior notes due 2022	$—	$—	$110,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2013	$426,785	$(238)	$(11,310)	$47,943	$463,180
Issuance of common units	137,844	—	—	—	137,844
Net income	108,728	5,981	—	2,271	116,980
Noncontrolling interest capital contribution	—	—	—	8,200	8,200
Distribution to noncontrolling interest	—	—	—	(9,200)	(9,200)
Other comprehensive loss	—	—	(1,942)	—	(1,942)
Unit-based compensation	3,485	—	—	—	3,485
Distributions to partners	(69,333)	(4,955)	—	—	(74,288)
Repurchase of common units	(8,632)	—	—	—	(8,632)
Dividends on repurchased units	529	—	—	—	529
Balance at December 31, 2014	599,406	788	(13,252)	49,214	636,156
Issuance of common units	109,305	—	—	—	109,305
Net income (loss)	35,896	7,667	—	(299)	43,264
Noncontrolling interest capital contribution	—	—	—	2,560	2,560
Distribution to noncontrolling interest	—	—	—	(5,280)	(5,280)
Other comprehensive income	—	—	5,158	—	5,158
Unit-based compensation	4,208	—	—	—	4,208
Distributions to partners	(88,944)	(9,643)	—	—	(98,587)
Repurchase of common units	(3,892)	—	—	—	(3,892)
Dividends on repurchased units	1,092	—	—	—	1,092
Balance at December 31, 2015	657,071	(1,188)	(8,094)	46,195	693,984
Net loss	(198,076)	(1,336)	—	(39,211)	(238,623)
Distribution to noncontrolling interest	—	—	—	(1,798)	(1,798)
Other comprehensive income	—	—	2,653	—	2,653
Unit-based compensation	4,145	—	—	—	4,145
Distributions to partners	(62,892)	(424)	—	—	(63,316)
Dividends on repurchased units	796	—	—	—	796
Balance at December 31, 2016	$401,044	$(2,948)	$(5,441)	$5,186	$397,841

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil, natural gas and propane. The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”). The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York. The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of December 31, 2016, the Partnership had a portfolio of 1,458 owned, leased and/or supplied gasoline stations, including 248 directly operated convenience stores, in the Northeast, Maryland and Virginia. The Partnership also receives revenue from convenience store sales and gasoline station rental income. In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”).

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family. As of December 31, 2016, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,433,829 common units, representing a 21.9% limited partner interest.

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

See Note 18, “Business Combinations,” for additional information on the Partnership’s acquisitions. The accompanying consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 reflect the accounts of the Partnership. Upon consolidation, all intercompany balances and transactions have been eliminated.

Noncontrolling Interest

These financial statements reflect the application of Accounting Standards Codification (“ASC”) Topic 810, “Consolidations” (“ASC 810”) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Partnership acquired a 60% interest in Basin Transload LLC (“Basin Transload”) on February 1, 2013. After evaluating ASC 810, the Partnership concluded it is appropriate to consolidate the balance sheet and statements of operations of Basin Transload based on an evaluation of the outstanding voting interests. Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheets and statements of operations.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, $30.5 million related to the ethanol plant acquired in 2013 had been included in property and equipment and classified as construction in process at December 31, 2015. As the Partnership continues to monitor the business development of this facility, in 2016, the plant was reclassified within property and equipment as an idle plant given the uncertainty as to when the plant might be placed into service. See Note 4. Such reclassifications had no effect on reported net (loss) income, total assets, partners’ equity or the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates under different assumptions or conditions. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination and identification of associated goodwill and intangible assets, (ii) fair value of derivative instruments, (iii) accruals and contingent liabilities, (iv) allowance for doubtful accounts, (v) Level 3 valuations for crude oil and propane forward purchase and sales contracts, and (vi) assumptions used to evaluate goodwill, property and equipment and intangibles for impairment and environmental and asset retirement obligation provisions and cost of sales accrual. Although the Partnership believes these estimates are reasonable, actual results could differ from these estimates.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership reviews all accounts receivable balances on a monthly basis and records a reserve for estimated amounts it expects will not be fully recovered. At December 31, 2016 and 2015, substantially all of the Partnership’s accounts receivable classified as current assets were within payment terms.

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

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or market.

Inventories consisted of the following at December 31 (in thousands):

	2016	2015
Distillates: home heating oil, diesel and kerosene	$180,272	$156,411
Gasoline	101,368	62,467
Gasoline blendstocks	54,582	32,542
Crude oil	136,113	102,253
Residual oil	29,536	12,895
Propane and other	3,167	1,469
Renewable identification numbers (RINs)	631	803
Convenience store inventory	16,209	20,112
Total	$521,878	$388,952

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third‑party suppliers, whereby it may draw inventory from these other suppliers (see Revenue Recognition) and suppliers may draw inventory from the Partnership. Positive exchange balances are accounted for as accounts receivable and amounted to $4.0 million and $3.4 million at December 31, 2016 and 2015, respectively. Negative exchange balances are accounted for as accounts payable and amounted to $13.4 million and $12.1 million at December 31, 2016 and 2015, respectively. Exchange transactions are valued using current carrying costs.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for routine maintenance, repairs and renewals are charged to expense as incurred, and major improvements are capitalized. Depreciation related to the Partnership’s terminal assets and gasoline stations is charged to cost of sales and all other depreciation is charged to selling, general and administrative expenses. Depreciation is charged over the estimated useful lives of the applicable assets using straight‑line methods, and accelerated methods are used for income tax purposes. When applicable and based on policy, which considers the construction period and project cost,  the Partnership capitalizes interest on qualified long‑term projects and depreciates it over the life of the related asset.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Long-Lived Asset Impairment

The following table presents goodwill and long-lived asset impairment charges recognized during the years ended December 31 (in thousands):

	2016	2015	2014
Goodwill impairment	$121,752	$—	$—
Long-lived asset impairment	28,220	—	—
Total	$149,972	$—	$—

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. The Partnership has concluded that its operating segments are also its reporting units. Goodwill is tested for impairment annually as of October 1 or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Derecognized goodwill associated with the Partnership’s disposition activities of Gasoline Distribution and Station Operation (“GDSO”) sites will be included in the carrying value of assets sold in determining the gain or loss on disposal, to the extent the disposition of assets qualifies as a disposition of a business under ASC 805. As of December 31, 2016, GDSO reporting unit goodwill of $17.9 million has been derecognized related to the disposition of a portfolio of sites for the year ended December 31, 2016 (see Note 5).

As disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015, the declining crude oil prices, changes in certain market conditions and decline in the Partnership’s common unit price, collectively caused the Partnership to reassess its goodwill allocated to the Wholesale reporting unit for impairment as of December 31, 2015. The Partnership’s results in 2015 were negatively impacted by tighter crude oil differentials. Certain of the key assumptions in the development of discounted cash flows used to evaluate the Wholesale reporting unit included the expectation of a recovery from tight crude oil differentials and low crude oil prices within 2017. Based on the results of this assessment, the Partnership concluded that step two of the quantitative assessment was not necessary and no impairment was required at that time.

During the first quarter ended March 31, 2016 and second quarter ended June 30, 2016, the Partnership considered whether there were any change of circumstances or events which would more likely than not reduce the fair

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Wholesale reporting unit below its carrying amount. While the Partnership had then concluded that such events and circumstances had not occurred, the Partnership disclosed the possibility that a continuation of low crude oil prices and tight crude oil differentials might cause the Partnership to conclude that the timing of a market recovery might be more extended than estimated within the Partnership’s five-year forecast and estimate of terminal values.

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

During the third quarter ended September 30, 2016, the Partnership continued to monitor the extent and timing of future demand. Crude oil prices had remained at lower levels but, more importantly, tight crude oil differentials continued such that the Partnership might no longer reasonably include an assumption that the market for crude oil by rail to the coasts might recover sometime within 2017 as previously expected. Factors contributing to the Partnership’s assumption included:

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

These market conditions, in addition to declines noted during fiscal year 2015 as well as the first and second quarters of 2016, negatively affected the Partnership’s then current period results and future projections sufficiently to constitute triggering events for the Wholesale reporting unit. Based on its consideration of the factors above, the Partnership concluded it was necessary to perform an interim goodwill impairment test for the Wholesale reporting unit pursuant to the guidelines of ASC Topic 350, “Intangibles–Goodwill and Other” (“ASC 350”). The Partnership did not extend the interim test for recoverability to the GDSO reporting unit, as the indicators described above were specific to the Wholesale reporting unit.

The process of testing goodwill for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. The impairment test includes either a qualitative assessment or a two-step quantitative assessment. The impairment test’s qualitative assessment is used in order to conclude if it is more likely than not that the reporting unit’s fair value exceeds its carrying value. Factors considered in the qualitative analysis include changes in the business and industry, as well as macro-economic conditions, that would influence the fair value of the reporting unit as well as changes in the carrying values of the reporting unit. In the impairment test’s two-step quantitative assessment, the fair value of each reporting unit is determined and compared to the book value of the reporting unit as determined under step one. If the fair value of the reporting unit is less than the book value, including goodwill, then step two is performed to compare the carrying amount of reporting unit goodwill to the implied fair value of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for that excess with a charge to operations. The Partnership calculates the fair value of each reporting unit using a combination of discounted cash flows and market comparables.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following procedures were, among others, the more significant analyses that the Partnership completed during the fourth quarter of 2016 to finalize its step one and step two impairment tests:

•	Final appraisals to determine the estimated fair value of Wholesale, Commercial and GDSO reporting units, including final calculation of discount rates;
•

Final appraisals, certain of which were determined by third-party valuation specialists, to determine the estimated fair value of intangible assets, leases, and property and equipment within the Wholesale reporting unit; and

•	Final analysis for the Wholesale reporting unit to determine the estimated fair value adjustments required to certain other assets and liabilities of the reporting unit.

As a result of finalizing the step one assessment, the Partnership concluded that no impairment was identified for the GDSO reporting unit and that there was no change to the conclusion that the fair value of the Wholesale reporting unit no longer exceeded its carrying value.

In connection with finalizing the step two impairment test, the Partnership made what it considered to be reasonable estimates of each of the above items in order to determine the goodwill impairment loss under the theoretical purchase price allocation required for a step two impairment test. Based on finalizing its assessment, the impairment charges recognized in the third quarter for goodwill and long-lived assets were appropriate and no additional charges were necessary.

During 2014, the Partnership completed step-one quantitative assessments for both the Wholesale and GDSO reporting units and no impairment was identified for either reporting unit.

Evaluation of Long-Lived Asset Impairment

Accounting and reporting guidance for long‑lived assets requires that a long‑lived asset (group) be reviewed for impairment when events or changes in circumstances indicate that the carrying amount might not be recoverable. Accordingly, the Partnership evaluates long-lived assets for impairment whenever indicators of impairment are

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified. If indicators of impairment are present, the Partnership assesses impairment by comparing the undiscounted projected future cash flows from the long‑lived assets to their carrying value. If the undiscounted cash flows are less than the carrying value, the long‑lived assets will be reduced to their fair value.

The Partnership recognized an impairment charge of $23.2 million during the year ended December 31, 2016 relating to long-lived assets used at its crude oil transloading terminals in North Dakota. Additionally, the Partnership recognized an impairment charge of approximately $2.9 million for the year ended December 31, 2016 associated with certain long-lived assets at its Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding the Partnership’s ability to handle crude oil at those locations.  The long-term recoverability of these assets has been adversely impacted by a prolonged decline in crude oil prices and crude oil differentials. The method used for determining fair value of these assets relied on a combination of the cost and market approaches. These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the year ended December 31, 2016.

During the year ended December 31, 2016, the Partnership recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil. The long-term recoverability of these assets has been adversely impacted by the decline in commodity prices and the cost differential between natural gas and oil. As oil has remained an attractive alternative to CNG due to lower oil prices, the related impact on the CNG operating and cash flows was determined to be an impairment indicator, resulting in the impairment of the CNG long-lived assets during the year ended December 31, 2016. The method used for determining fair value of the CNG assets relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016. On November 1, 2016, the Partnership sold its CNG assets.

Additionally, the Partnership recognized an impairment charge of $0.3 million for the year ended December 31, 2016 associated with the long-lived assets of one discrete GDSO site in its GDSO reporting unit. The method used for determining fair value of this site relied on the market approach. The impairment charge is included in goodwill and long-lived asset impairment in the accompanying statement of operations for the year ended December 31, 2016.

No material impairment charges were recognized in 2015 and 2014.

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

Recoveries of environmental remediation costs from other parties are recognized when related contingencies are resolved, generally upon cash receipt.

The Partnership is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including environmental matters and contract and employment claims. Environmental and other legal proceedings may also include matters with respect to businesses previously owned. Further, due to the lack of adequate information and the potential impact of present regulations and any future

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. See Notes 12 and 21.

Asset Retirement Obligations

The Partnership is required to account for the legal obligations associated with the long‑lived assets that result from the acquisition, construction, development or operation of long‑lived assets. Such asset retirement obligations specifically pertain to the treatment of underground gasoline storage tanks (“USTs”) that exist in those states which statutorily require removal of the USTs at a certain point in time. Specifically, the Partnership’s retirement obligations consist of the estimated costs of removal and disposals of USTs. The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy. The associated asset retirement costs are capitalized as part of the carrying cost of the asset. The Partnership had approximately $8.3 million and $7.8 million in total asset retirement obligations at December 31, 2016 and 2015, respectively, which are included in other long‑term liabilities in the accompanying balance sheets.

Leases

The Partnership has terminal and throughput lease arrangements with various other oil terminals and third parties, certain of which arrangements have minimum usage requirements. In addition, the Partnership leases certain gasoline stations from third parties under long‑term arrangements with various expiration dates. The Partnership also has several long‑term lease agreements with Getty Realty, which enables the Partnership to supply and operate certain Getty Realty gasoline station sites, and with the Port of St. Helens in Clatskanie, Oregon for land and for access rights to a rail spur and dock located at its Oregon facility.

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

In addition, in June of 2016, the Partnership sold real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores. In connection with this sale leaseback transaction, the Partnership is party to a master unitary lease agreement with the buyer to lease back those real property assets sold with respect to such sites (see Note 6).

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

Early Termination of Railcar Sublease

On December 21, 2016 (effective December 31, 2016), the Partnership voluntarily terminated early a sublease with a counterparty for 1,610 railcars that were underutilized due to unfavorable market conditions in the crude oil by rail market. Separately, the Partnership entered into a fleet management services agreement (effective January 1, 2017) with the counterparty, pursuant to which the Partnership will provide future railcar storage, freight, cleaning, insurance and other services on behalf of the counterparty. As a result of the sublease termination, the Partnership recognized a lease exit expense of $80.7 million consisting of (i) $61.7 million cash consideration in settlement of the remaining lease payments, (ii) $10.7 million of accrued incremental costs relating to the Partnership’s obligations under the sublease to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return and manage the railcars through lease expiration, and (iii) $8.3 million associated with derecognizing prepaid rent accumulated from the recognition of lease rental expense on a straight‑line basis over the original term of the lease. The $10.7 million of accrued incremental costs include future railcar storage, freight, cleaning, insurance and other services, and were recognized at present value based on the estimated timing of when the costs would be incurred using a discount rate of 10%. These incremental costs will be incurred through August of 2019 in conjunction with the services to be performed by the Partnership under the fleet management services agreement entered into with the counterparty contemporaneously with the sublease termination.

Total cash paid by the Partnership to the counterparty at the time of the lease termination was $76.4 million, consisting of $61.7 million to settle the future lease payments and $14.7 million to cover the incremental costs (including storage, freight,  cleaning and insurance) associated with 1,250 of the railcars for which the Partnership was always responsible. The balance of 360 railcars subleased were originally intended for the counterparty’s own commercial use, and the counterparty is, and has always been, responsible for those incremental costs. Pursuant to the fleet management service agreement, in January 2017, the counterparty paid the Partnership $19.1 million to cover the incremental costs associated with all 1,610 railcars that, as of December 31, 2016, were under control of the counterparty as a result of the sublease termination.

The $61.7 million cash settlement of the contractual commitment represented a $10.2 million savings of the Partnership’s lease rental obligations remaining over the lease term through August of 2019. The termination of the sublease eliminates future lease payments of approximately $30.0 million, $29.0 million and $13.0 million in 2017, 2018 and 2019, respectively.

In connection with the sublease termination, the Partnership amended its credit agreement to permit the use of borrowings to make the early termination payment. The amendment also accelerates the step-down in the combined total leverage ratio from 5.50 times to 5.0 times effective with the quarter ended December 31, 2016 and continuing through maturity.

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

The Partnership has certain logistics agreements that require counterparties to throughput a minimum volume over an agreed-upon period. These agreements may include make-up rights if the minimum volume is not met. The Partnership recognizes revenue associated with make-up rights at the earlier of when the make-up volume is shipped, the make-up right expires or when it is determined that the likelihood that the shipper will utilize the make-up right is remote.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

One of the Partnership’s wholly owned subsidiaries, GMG, is a taxable entity for federal and state income tax purposes. Current and deferred income taxes are recognized on the separate earnings of GMG. The after‑tax earnings of GMG are included in the earnings of the Partnership. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for GMG. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership calculates its current and deferred tax provision based on estimates and assumptions that could differ from actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. See Note 11.

On July 1, 2015 the Partnership commenced business in Canada through its wholly owned Canadian subsidiary, Global Partners Energy Canada, ULC (“GPEC”). GPEC predominantly consists of sourcing crude oil and other petroleum based products for sale to the Partnership and customers in Canada. GPEC is a taxable entity for Canadian corporate income and branch taxes. In its first year of operations, GPEC realized a pre-tax loss generating a net operating loss that might be used to offset future taxable income when GPEC operates at a profit. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfies the “more likely than not” recognition

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria in accordance with the accounting guidance regarding income taxes. Based upon projections of future taxable income, limited capital assets and market conditions, the Partnership has provided a full valuation allowance against the GPEC deferred tax asset. See Note 11.

Foreign Currency Transactions

Gains/(losses) realized from transactions denominated in foreign currencies are included in cost of sales in the consolidated statements of operations and totaled ($251,000),  ($714,000) and ($25,000) for the years ended December 31, 2016, 2015 and 2014, respectively.

Concentration of Risk

Financial instruments that potentially subject the Partnership to concentration of credit risk consist primarily of cash, cash equivalents, accounts receivable, firm commitments and, under certain circumstances, futures contracts, forward fixed price contracts, options and swap agreements, all of which may be used to hedge commodity and interest rate risks. The Partnership invests excess cash in investment‑grade securities. The Partnership provides credit in the normal course of its business. The Partnership performs ongoing credit evaluations of its customers and provides for credit losses based on specific information and historical trends. Credit risk on trade receivables is minimized as a result of the Partnership’s large customer base. Losses have historically been within management’s expectations. See Note 7 for a discussion regarding risk of credit loss related to futures contracts, forward fixed price contracts, options and swap agreements. The Partnership’s wholesale and commercial customers of refined petroleum products, renewable fuels, crude oil, natural gas and propane are primarily located in the Northeast. The Partnership’s retail gasoline stations and directly operated convenience stores are located in the Northeast, Maryland and Virginia.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the years ended December 31:

	2016	2015	2014
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	64%	59%	60%
Crude oil sales and crude oil logistics revenue	7%	12%	14%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	24%	25%	25%
Convenience store sales, rental income and sundry sales	5%	4%	1%
Total	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the years ended December 31:

	2016	2015	2014
Wholesale segment	23%	30%	48%
GDSO segment	73%	66%	47%
Commercial segment	4%	4%	5%
Total	100%	100%	100%

See Note 19, “Segment Reporting,” for additional information on the Partnership’s operating segments.

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

Derivative Financial Instruments

The Partnership principally uses derivative instruments, which include regulated exchange-traded futures and options contracts (collectively, “exchange-traded derivatives”) and physical and financial forwards and over-the counter (“OTC”) swaps (collectively, “OTC derivatives”), to reduce its exposure to unfavorable changes in commodity market prices and interest rates. The Partnership uses these exchange-traded and OTC derivatives to hedge commodity price risk associated with its inventory and undelivered forward commodity purchases and sales (“physical forward contracts”) and uses interest rate swap instruments to reduce its exposure to fluctuations in interest rates associated with the Partnership’s credit facilities. The Partnership accounts for derivative transactions in accordance with ASC Topic 815, “Derivatives and Hedging,” and recognizes derivatives instruments as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. The changes in fair value of the derivative transactions are presented currently in earnings, unless specific hedge accounting criteria are met.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Please See Note 7 “Derivative Financial Instruments,” for additional information.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 includes certain OTC forward derivative instruments related to crude oil and propane.

Please see Note 8, “Fair Value Measurements,” for additional information.

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

Common units outstanding as reported in the accompanying consolidated financial statements at December 31, 2016 and 2015 excluded  451,894 and 488,719 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 15). These units are not deemed outstanding for purposes of calculating net (loss) income per limited partner unit (basic and diluted).

The following table provides a reconciliation of net (loss) income and the assumed allocation of net (loss) income to the limited partners’ interest for purposes of computing net (loss) income per limited partner unit (in thousands, except per unit data):

	Year Ended December 31, 2016
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net loss attributable to Global Partners LP (1)	$(199,412)	$(198,076)	$(1,336)	$—
Declared distribution	$63,316	$62,892	$424	$—
Assumed allocation of undistributed net loss	(262,728)	(260,968)	(1,760)	—
Assumed allocation of net loss	$(199,412)	$(198,076)	$(1,336)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,525
Dilutive effect of phantom units		—
Diluted weighted average limited partner units outstanding		33,525
Basic net loss per limited partner unit		$(5.91)
Diluted net loss per limited partner unit (2)		$(5.91)

(1)	The general partner interest was 0.67% for the year ended December 31, 2016.
(2)

Basic units were used to calculate diluted net loss per limited partner unit for the year ended December 31, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2015
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (3)	$43,563	$35,896	$7,667	$—
Declared distribution	$92,059	$84,055	$582	$7,422
Assumed allocation of undistributed net loss	(48,496)	(48,159)	(337)	—
Assumed allocation of net income	$43,563	$35,896	$245	$7,422
Denominator:
Basic weighted average limited partner units outstanding		32,178
Dilutive effect of phantom units		145
Diluted weighted average limited partner units outstanding		32,323
Basic net income per limited partner unit		$1.12
Diluted net income per limited partner unit		$1.11

	Year Ended December 31, 2014
		Limited	General
		Partner	Partner
Numerator:	Total	Interest	Interest	IDRs
Net income attributable to Global Partners LP (4)	$114,709	$108,728	$5,981	$—
Declared distribution	$78,771	$73,143	$593	$5,035
Assumed allocation of undistributed net income	35,938	35,585	353	—
Assumed allocation of net income	$114,709	$108,728	$946	$5,035
Denominator:
Basic weighted average limited partner units outstanding		27,420
Dilutive effect of phantom units		82
Diluted weighted average limited partner units outstanding		27,502
Basic net income per limited partner unit		$3.97
Diluted net income per limited partner unit		$3.95

(3)

As a result of the June 2015 issuance of 3,000,000 common units (see Note 16), the general partner interest was reduced to 0.67% from 0.74% and was, based on a weighted average, approximately 0.70% for the year ended December 31, 2015.

(4)	As a result of the December 2014 issuance of 3,565,000 common units (see Note 16), the general partner interest was 0.74%.

The board of directors of the General Partner declared the following quarterly cash distributions for the four quarters ended December 31, 2016:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 26, 2016	$0.4625	March 31, 2016
July 27, 2016	$0.4625	June 30, 2016
October 26, 2016	$0.4625	September 30, 2016
January 30, 2017	$0.4625	December 31, 2016

See Note 16, “Partners’ Equity, Allocations and Cash Distributions” for further information.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” In connection with preparing financial statements for each annual and interim reporting period, this standard requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Certain disclosures are required when management identifies conditions or events that raise substantial doubt. The Partnership adopted this standard as of December 31, 2016. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

Accounting Standards or Updates Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other.” This standard eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This standard is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard must be applied on a prospective basis. The Partnership expects to adopt this standard for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Partnership’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has modified the standard thereafter. This standard, as amended, replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point the Partnership plans to adopt the standard. The Partnership is evaluating the impact this standard will have on its consolidated financial statements. To perform the evaluation, the Partnership established a cross-functional implementation team consisting of representatives from across all of the Partnership’s operating segments. Based on initial evaluation efforts performed, the Partnership expects that a portion of its current and prospective revenue will be outside the scope of the standard. Of the Partnership’s revenue recognized for the year ended December 31, 2016,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 40% originated as forward physical contracts (within the Wholesale and Commercial segments) which are accounted for as derivatives and are outside the scope of ASU 2014-09.

The FASB allows two adoption methods under ASU 2014-09. Under one method, an entity will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, an entity will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”). The Partnership will continue to evaluate the available adoption methods.

Note 3. Goodwill and Intangible Assets

The following table presents changes in goodwill by segment (in thousands):

	Goodwill Allocated to
	Wholesale	GDSO
	Reporting	Reporting
	Unit	Unit	Total
Balance at December 31, 2014	$121,752	$32,326	$154,078
Acquisition of Warren Equities, Inc.	—	186,437	186,437
Acquisition of Capitol Petroleum Group	—	94,854	94,854
Balance at December 31, 2015	121,752	313,617	435,369
Impairment (1)	(121,752)	—	(121,752)
Disposals	—	(17,920)	(17,920)
Other activity (2)	—	(929)	(929)
Balance at December 31, 2016	$—	$294,768	$294,768

(1)	See Note 2 for a description of the facts and circumstances related to the impairment charges recognized in 2016.
(2)	Other activity represents changes to goodwill as a result of finalizing the acquisition accounting related to the acquisition of Warren Equities, Inc. (see Note 18).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consisted of the following (in thousands):

	Gross		Net
	Carrying	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets	Period
At December 31, 2016
Intangible assets subject to amortization:
Terminalling services	$26,365	$(12,423)	$13,942	20 years
Customer relationships	43,986	(40,323)	3,663	2-15 years
Supply contracts	77,771	(31,674)	46,097	5-15 years
Favorable leasehold interests	2,960	(2,086)	874	2-5 years
Brand incentive program	1,445	(1,276)	169	5 years
Other intangible assets	779	(511)	268	20 years
Total intangible assets	$153,306	$(88,293)	$65,013
At December 31, 2015
Intangible assets subject to amortization:
Terminalling services	$26,365	$(11,087)	$15,278	20 years
Customer relationships	43,986	(39,691)	4,295	2-15 years
Supply contracts	77,771	(24,412)	53,359	5-15 years
Favorable leasehold interests	2,960	(794)	2,166	2-5 years
Brand incentive program	1,445	(1,117)	328	5 years
Other intangible assets	779	(511)	268	20 years
Total intangible assets	$153,306	$(77,612)	$75,694

The aggregate amortization expense was approximately $9.4 million, $13.5 million and $18.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, in connection with the 2015 acquisitions of Warren and Capitol, the Partnership recognized amortization expense related to leasehold interests of $1.3 million and $0.8 million in 2016 and 2015, respectively. The decrease in amortization expense in 2016 compared to 2015 and in 2015 compared to 2014 was due to intangible assets that became fully amortized during 2015.

The estimated annual intangible asset amortization expense for future years ending December 31 is as follows (in thousands):

2017	$9,638
2018	9,060
2019	9,035
2020	8,897
2021	8,897
Thereafter	19,486
Total intangible assets	$65,013

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2016	2015
Buildings and improvements	$984,373	$992,917
Land	418,025	450,045
Fixtures and equipment	40,354	40,946
Idle plant assets	30,500	30,500
Construction in process	42,069	36,580
Capitalized internal use software	20,097	18,852
Total property and equipment	1,535,418	1,569,840
Less accumulated depreciation	435,519	327,157
Total	$1,099,899	$1,242,683

Property and equipment includes assets held for sale of $17.5 million and $7.4 million at December 31, 2016 and 2015, respectively (see Note 5). See Note 24 for assets held for sale subsequent to December 31, 2016.

At December 31, 2016, the Partnership had a $63.0 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and has begun transloading ethanol. The Partnership would, however, need to take certain measures to prepare the facility for ethanol production in order to place the plant into service. Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at December 31, 2016 and 2015. Previously the plant asset had been included in property and equipment classified as construction in process. As the Partnership continues to monitor the business development of this facility, the plant was reclassified within property and equipment as an idle plant given the uncertainty as to when the plant might be placed into service. The prior year balance of the plant asset has been reclassified to conform to the current year presentation.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility. Associated with the fair value appraisals determined by third-party valuation specialists in support of the Partnership’s step two goodwill impairment test, the Partnership received an estimated fair value for the West Coast facility significantly in excess of the $63.0 million remaining net book value. The estimated fair value obtained was based on market comparable transactions for sale of ethanol plant assets, both active and idle, at the time of sale. While the fair value analysis was not prepared or obtained to support the recoverability of the West Coast facility or idle plant assets, the Partnership does not believe that changes in assumptions would impact the estimated fair value such that it might result in a fair value estimate of the West Coast facility that would be less than the $63.0 million net book value at December 31, 2016. The Partnership will monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Construction in process in 2016 included $20.0 million in costs associated with the Partnership’s terminals, which primarily included investments in information technology and tank construction projects and $22.1 million in costs related to the Partnership’s gasoline stations.

Construction in process in 2015 included $23.1 million in costs associated with the Partnership’s terminals, which primarily included dock expansion, tank construction projects, rail expansion and improvements, various upgrades at certain terminals and investments in information technology and $13.5 million in costs related to the Partnership’s gasoline stations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation

Depreciation expense allocated to cost of sales was approximately $95.6 million, $94.8 million and $61.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2015 compared to 2014 was due primarily to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Depreciation expense allocated to selling, general and administrative expenses was approximately $7.0 million, $7.5 million and $6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2015 compared to 2014 was due primarily to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Note 5. Sale and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the years ended December 31 (in thousands):

	2016	2015	2014
Periodic divestiture of gasoline stations	$396	$1,095	$706
Strategic asset divestiture program - Mirabito Disposition	3,868	—	—
Strategic asset divestiture program - Real estate firm coordinated sale	1,115	—	—
Loss on assets held for sale	14,952	234	1,473
Other	164	768	3
Total	$20,495	$2,097	$2,182

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to losses of $0.4 million,  $1.1 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

Mirabito Disposition—On August 22, 2016, Drake Petroleum Company, Inc., an indirect wholly owned subsidiary of the Partnership, completed its sale to Mirabito Holdings, Inc. (“Mirabito”) of 30 gasoline stations and convenience stores located in New York and Pennsylvania (the “Drake Sites”) for an aggregate total cash purchase price of approximately $40.0 million (the “Mirabito Disposition”). The Drake Sites are a portion of the sites that were acquired by the Partnership in connection with the acquisition of Warren on January 7, 2015 (see Note 18).

The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a $3.9 million loss for the year ended December 31, 2016, including the derecognition of $12.8 million of GDSO goodwill.

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm that is coordinating the sale of approximately 80 non-strategic GDSO sites. As of December 31, 2016, the Partnership completed the sale of 29 of these sites. The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss on sale and disposition of assets in the accompanying consolidated statement of operations and amounted to a $1.1 million loss for the year ended December 31, 2016, including the derecognition of $5.1 million of GDSO goodwill. As of December 31, 2016, the criteria to be presented as held for sale was met for 30 of the remaining sites. Through February 2017, such criteria was met for an additional 9 sites (see Note 24).

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 17 sites and 15 sites as held for sale at December 31, 2016 and 2015, respectively, which are periodic divestiture gasoline station sites. The Partnership recorded impairment charges related to these assets held for sale in the amount of $5.6 million, $0.2 million and $1.5 million for the year ended December 31, 2016, 2015 and 2014, respectively, which are included in net loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 30 sites associated with the real estate firm coordinated sale discussed above as held for sale at December 31, 2016. The Partnership recorded impairment charges related to these assets held for sale in the amount of $9.4 million for the year ended December 31, 2016, which are included in net loss on sale and disposition of assets in the accompanying consolidated statement of operations.

Assets held for sale of $17.5 million and $7.4 million at December 31, 2016 and 2015, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

As of December 31, 2016, the two facilities under the Credit Agreement included:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900.0 million; and

•	a $575.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions of its then‑existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by up to another $300.0 million, in the aggregate for a total credit facility of up to $1.775 billion. The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.475 billion.

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

The average interest rates for the Credit Agreement were 3.5%, 3.6% and 3.7% for the years ended December 31, 2016, 2015 and 2014, respectively. The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

As of December 31, 2016, the Partnership had one interest rate swap which was used to hedge the variability in interest payments under the Credit Agreement due to changes in LIBOR rates. See Note 2 and Note 7 for additional information.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued. In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.375% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability. The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group. Accordingly, at December 31, 2016, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $274.6 million as the current portion at December 31, 2016, representing the amount the Partnership expects to pay down over the next 12 months. The long-term portion of the working capital revolving credit facility was $150.0 million and $150.0 million at December 31, 2016 and 2015, respectively, and the current portion was $274.6 million and $98.1 million at December 31, 2016 and 2015, respectively. The increase in total borrowings under the working capital revolving credit facility of $176.5 million from December 31, 2015 was primarily due to an increase in inventories and accounts receivable due to higher prices.

As of December 31, 2016, the Partnership had total borrowings outstanding under the Credit Agreement of $641.3 million, including $216.7 million outstanding on the revolving credit facility. In addition, the Partnership had outstanding letters of credit of $68.9 million. Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $764.8 million and $1.2 billion at December 31, 2016 and 2015, respectively.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio. The Partnership was in compliance with the foregoing covenants at December 31, 2016. The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement). In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

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

Financing Obligations

Capitol Acquisition

In connection with the Capitol acquisition on June 1, 2015, (see Note 18) the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting. During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Interest expense of approximately $9.6 million and $5.6 million was recorded for the years ended December 31, 2016 and 2015, respectively, and is included in interest expense in the accompanying statements of operations. The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $9.5 million and $5.4 million for the years ended December 31, 2016 and 2015, respectively. The financing obligation balance outstanding at December 31, 2016 was $89.9 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of December 31, 2016 due to prohibited continuing involvement. Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites. Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of continuing involvement. As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the year ended December 31, 2016.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement. As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated. The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees. During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation. Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation. Interest expense and lease rental payments were $2.2 million for the year ended December 31, 2016. The financing obligation balance outstanding at December 31, 2016 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements. These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements. The Partnership capitalized additional financing fees of $1.0 million for the year ended December 31, 2016, including recording, deed transfer, survey and legal fees associated with the financing obligation recognized as part of the Sale Leaseback Transaction and $2.0 million associated with the February 2016 amendment to the Credit Agreement.  The Partnership had unamortized deferred financing fees of $14.1 million and $19.0 million at December 31, 2016 and 2015, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $6.5 million and $11.2 million at December 31, 2016 and 2015, respectively. Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.6 million and $7.8 million at December 31, 2016 and 2015, respectively. Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $1.0 million at December 31, 2016.

On February 24, 2016, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million. As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-off of a portion of its deferred financing fees. These expenses are included in interest expense in the accompanying statement of operations for the year ended December 31, 2016.

Amortization expense of approximately $6.0 million, $5.9 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in interest expense in the accompanying consolidated statements of operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7. Derivative Financial Instruments

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at December 31, 2016:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	89,329	Thousands of barrels
Short	(95,633)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,648	Thousands of barrels
Short	(5,967)	Thousands of barrels

OTC Derivatives (Natural Gas)
Long	10,834	Thousands of decatherms
Short	(10,435)	Thousands of decatherms

Interest Rate Swaps	$100.0	Millions of U.S. dollars

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
	Recognized in Income on
	Derivatives	2016	2015	2014
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(34,461)	$151,344	$139,473

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$41,860	$(158,987)	$(141,699)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The Partnership’s cash flow hedges for 2016, 2015 and 2014 included interest rate swaps and an interest rate cap that were hedges of variability in forecasted interest payments due to changes in the interest rate on LIBOR-based borrowings, a summary of which includes the following designations:

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

In June 2014 and as a result of the issuance of the Partnership’s $375.0 million aggregate principal amount of its 6.25% senior notes due 2022 (see Note 6), the Partnership determined that maintaining an excess of $300.0 million in principal of outstanding floating-rate debt was no longer probable. Therefore, the Partnership elected to de-designate its interest rate cap and discontinued the related hedge accounting for this instrument. The interest rate cap, which expired on April 12, 2016, was not in a hedging relationship for the year ended December 31, 2016. Accordingly, all changes in fair value of this instrument subsequent to the date of de-designation were recorded in the consolidated statement of operations through interest expense.

At December 31, 2016, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of gains and losses from the Partnership’s derivative instruments designated in cash flow hedging relationships recognized in the consolidated statements of operations and partners’ equity for the years ended December 31 (in thousands):

				Location of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from	Amount of Gain (Loss)
	Recognized in			Accumulated Other	Reclassified from Other
	Other Comprehensive			Comprehensive Income into	Comprehensive Income into
Derivatives Designated in	Income on Derivatives (Effective Portion)			Income (Effective Portion)	Income (Effective Portion)
Cash Flow Hedging Relationship	2016	2015	2014		2016	2015	2014
Interest rate swaps	$2,173	$3,353	$2,766	Interest expense	$—	$—	$—
Interest rate cap (1)	—	(17)	(8)	Interest expense	—	—	—
Total	$2,173	$3,336	$2,758		$—	$—	$—

(1)

The interest rate cap was de-designated as a cash flow hedge in June 2014. Prepaid interest rate caplet amounts recognized in accumulated other comprehensive income up until the date of de-designation have been frozen in partner’s equity as of the de-designation date and were being amortized to income through the tenor of the interest rate cap instrument. The change in the fair value of the interest rate cap following de-designation is reflected in earnings and was immaterial for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the interest rate caplets were fully amortized as the interest rate cap expired in April 2016.

The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the years ended December 31, 2016, 2015 and 2014.

Derivatives Not Accounted for as Hedges

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the years ended December 31 (in thousands):

	Statement of Gain (Loss)
Derivatives not designated as	Recognized in
hedging instruments	Income on Derivatives	2016	2015	2014
Commodity contracts	Cost of sales	$3,118	$5,930	$18,894
Forward foreign currency contracts	Cost of sales	71	191	25
Total		$3,189	$6,121	$18,919

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at December 31, 2016 and 2015 (in thousands):

		December 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$60,018	$60,018
Forward derivative contracts (1)	Derivative assets	—	21,382	21,382
Total asset derivatives		$—	$81,400	$81,400

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(33,877)	$(96,831)	$(130,708)
Forward derivative contracts (1)	Derivative liabilities	—	(27,413)	(27,413)
Interest rate swap contracts	Other long-term liabilities	—	(1,170)	(1,170)
Total liability derivatives		$(33,877)	$(125,414)	$(159,291)

		December 31, 2015
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$83,645	$11,722	$95,367
Forward derivative contracts (1)	Derivative assets	—	66,099	66,099
Forward foreign currency contracts	Other assets	—	10	10
Total asset derivatives		$83,645	$77,831	$161,476

Liability Derivatives:
Forward derivative contracts (1)	Derivative liabilities	$—	$(31,911)	$(31,911)
Interest rate swap contracts	Other long-term liabilities	—	(3,343)	(3,343)
Total liability derivatives		$—	$(35,254)	$(35,254)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Fair Value Measurements

Recurring Fair Value Measures

Assets and liabilities are classified in the entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value assets and liabilities and their placement within the fair value hierarchy levels. The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Fair Value at December 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,972	$1,683	$—	$20,655
Swap agreements and options	—	727	—	—	727
Exchange-traded/cleared derivative instruments (2)	(70,690)	—	—	98,344	27,654
Pension plan	16,777	—	—	—	16,777
Total assets	$(53,913)	$19,699	$1,683	$98,344	$65,813

Liabilities:
Forward derivative contracts (1)	$—	$(25,097)	$(2,054)	$—	$(27,151)
Swap agreements and options	—	(262)	—	—	(262)
Interest rate swaps	—	(1,170)	—	—	(1,170)
Total liabilities	$—	$(26,529)	$(2,054)	$—	$(28,583)

	Fair Value at December 31, 2015
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$62,382	$3,717	$—	$66,099
Foreign currency derivatives	—	10	—	—	10
Exchange-traded/cleared derivative instruments (2)	95,367	—	—	(64,040)	31,327
Pension plan	16,886	—	—	—	16,886
Total assets	$112,253	$62,392	$3,717	$(64,040)	$114,322

Liabilities:
Forward derivative contracts (1)	$—	$(27,602)	$(3,653)	$—	$(31,255)
Swap agreements and options	—	(656)	—	—	(656)
Interest rate swaps	—	(3,343)	—	—	(3,343)
Total liabilities	$—	$(31,601)	$(3,653)	$—	$(35,254)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

This table excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. The carrying amounts of certain of the Partnership’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the credit facility approximates fair value due to the variable rate nature of these financial instruments.

The carrying value of the inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item. The fair values of the derivatives used by the Partnership are disclosed in Note 7.

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

The values of the Level 2 derivative contracts were calculated using expected cash flow models and market approaches based on observable market inputs, including published and quoted commodity pricing data, which is verified against other available market data. Specifically, the fair values of the Level 2 derivative commodity contracts were derived from published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for the underlying instruments using market approaches. The fair value of the Level 2 interest rate instruments were derived from the implied forward LIBOR yield curve for the sale period as the future interest rate swap and interest rate cap settlements using expected cash flow models. The fair value of the Level 2 foreign currency derivatives were derived from the implied forward currency curve for the Canadian and U.S. Dollar. The Partnership has not changed its valuation techniques or Level 2 inputs during the years ended December 31, 2016 and 2015.

The fair values of the 6.25% Notes and 7.00% Notes, estimated by observing market trading prices of the 6.25% Notes and 7.00% Notes, respectively, were as follows at December 31 (in thousands):

	2016		2015
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% Notes	$375,000	$361,163	$375,000	$307,500
7.00% Notes	$300,000	$289,500	$300,000	$249,000

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity. The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants. The estimates for these inputs for crude oil were $4.05 to $6.50 per barrel and $4.00 to $13.55 per barrel as of December 31, 2016 and 2015, respectively. The estimates for these inputs for propane were $4.20 to $10.50 per barrel and $2.10 to $9.66 per barrel as of December 31, 2016 and 2015, respectively. Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 7.

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

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at December 31 (in thousands):

Fair value at December 31, 2015	$64
Derivatives entered into during the period	1,435
Derivatives sold during the period	(1,770)
Realized gains (losses) recorded in cost of sales	147
Unrealized gains (losses) recorded in cost of sales	(247)
Fair value at December 31, 2016	$(371)

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period. The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment. For assets and liabilities measured on a non-recurring basis during the year, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category. See Note 4 for a discussion of the Partnership’s losses on impairment of assets and Note 5 for assets held for sale.

Note 9. Commitments and Contingencies

The Partnership is subject to contingencies, including legal proceedings and claims arising out of the normal course of business that cover a wide range of matters, including, among others, environmental matters and contract and employment claims.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases of Office Space and Computer Equipment

The Partnership has future commitments, principally for office space and computer equipment, under the terms of operating lease arrangements. The following provides total future minimum payments under leases with non‑cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$2,663
2018	2,564
2019	2,571
2020	2,290
2021	2,353
Thereafter	11,487
Total	$23,928

Total rent expense under the operating lease arrangements amounted to approximately $3.3 million, $3.7 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Terminal and Throughput Leases

The Partnership is a party to terminal and throughput lease arrangements with certain counterparties at various unrelated oil terminals. Certain arrangements have minimum usage requirements. The following provides future minimum lease and throughput commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$7,906
2018	387
2019	132
Total	$8,425

Total rent expense reflected in cost of sales related to these operating leases were approximately $18.5 million, $22.5 million and $31.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Leases of Gasoline Stations

The Partnership leases gasoline stations, primarily land and buildings, under operating leases with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$30,365
2018	28,252
2019	25,542
2020	22,837
2021	20,201
Thereafter	94,001
Total	$221,198

Total expenses under these operating lease arrangements amounted to approximately $41.5 million, $36.7 million and $25.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total expenses in 2015 compared to 2014 was primarily due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Sale Leaseback Transaction

The Partnership is party to a master unitary lease agreement to lease back the real property assets sold with respect to 30 gasoline stations and convenience stores (see Note 6). The following provides future minimum lease payments, which are subject to annual adjustments based on a consumer price index based calculation, for the non-cancelable operating lease terms of one year or more at December 31, 2016 (in thousands):

2017	$4,411
2018	4,411
2019	4,411
2020	4,411
2021	4,411
Thereafter	41,874
Total	$63,929

The following provides future minimum sublease rentals from third-party tenants of certain of the sold sites for each of the next five years ending December 31:

2017	$1,671
2018	905
2019	434
2020	169
Total	$3,179

Total rental income from third-party tenants of the sold sites was $1.2 million for the year ended December 31, 2016.

Dealer Leases of Gasoline Stations

The Partnership leases gasoline stations and certain equipment to gasoline station operators under operating leases with various expiration dates. The aggregate carrying value of the leased gasoline stations and equipment at December 31, 2016 was $355.7 million, net of accumulated depreciation of approximately $61.5 million. The following provides future minimum rental income under non‑cancellable operating leases associated with these properties at December 31, 2016 (in thousands):

2017	$46,288
2018	25,765
2019	10,436
2020	1,299
2021	997
Thereafter	909
Total	$85,694

Total rental income, which includes reimbursement of utilities and property taxes in certain cases, amounted to approximately $68.8 million, $61.1 million and $42.5 million for the years ended December 31, 2016, 2015 and 2014,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The increase in rental income in 2016 and 2015 compared to 2014 was primarily due to the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol.

Leases of Railcars

The Partnership leases railcars through various lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non‑cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$21,759
2018	15,677
2019	7,917
2020	2,181
2021	570
Total	$48,104

The minimum lease commitments for 2017 are net of $3.6 million, related to a contractual sub-lease arrangement that expires in 2017.

Total expenses under these operating lease arrangements amounted to approximately $56.8 million, $57.7 million and $56.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. On December 31, 2016, we voluntarily terminated a sublease for 1,610 railcars leased from a third party. The termination of the sublease eliminates future lease payments related to these railcars of approximately $30.0 million, $29.0 million and $13.0 million in 2017, 2018 and 2019, respectively.

Leases of Barges

The Partnership leases barges through various time charter lease arrangements with various expiration dates. The following provides future minimum lease commitments under these arrangements with non-cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$45,854
2018	36,440
2019	12,223
2020	1,983
Total	$96,500

Total expenses under these operating lease arrangements amounted to approximately $67.8 million, $87.3 million and $60.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, the Partnership leased fewer barges compared to 2015. In 2015, the Partnership leased more barges under time charters compared to 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Commitments

The Partnership has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Partnership may be liable to pay penalties to the appropriate supplier. As of December 31, 2016, the Partnership has fulfilled all gallonage commitments. The following provides minimum volume purchase requirements at December 31, 2016 (in thousands of gallons):

2017	392,888
2018	338,669
2019	335,577
2020	304,320
2021	287,736
Thereafter	540,525
Total	2,199,715

Brand Fee Agreement

The Partnership entered into a brand fee agreement with ExxonMobil which entitles the Partnership to operate retail gasoline stations under the Mobil‑branded trade name and related trade logos. The fees, which are based upon an estimate of the volume of gasoline and diesel to be sold at the gasoline stations acquired from ExxonMobil in 2010, are due on a monthly basis. The following provides total future minimum payments under the agreement with non‑cancellable terms of one year or more at December 31, 2016 (in thousands):

2017	$9,000
2018	9,000
2019	9,000
2020	9,000
2021	9,000
Thereafter	31,500
Total	$76,500

Total expenses reflected in cost of sales related this agreement were approximately $9.0 million for each of the years ended December 31, 2016, 2015 and 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Port of St. Helens Agreements—Land and Equipment

The Partnership leases mobile equipment under non‑cancellable operating lease arrangements and has a continuing operating lease with the Port of St. Helens. The following provides total future minimum payments under these operating leases with initial terms one year or more at December 31, 2016 (in thousands):

2017	$230
2018	230
2019	230
2020	230
2021	230
Thereafter	10,242
Total	$11,392

Total rental expense was approximately $223,000, $223,000 and $222,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

In June 2014, the Partnership entered into a pipeline connection agreement with Meadowlark Midstream Company, LLC (“Meadowlark”) whereby Meadowlark would construct, own, operate and maintain a crude oil pipeline from its Divide County, North Dakota crude oil station to the Partnership’s Basin Transload crude oil storage facility in Columbus, North Dakota. In connection with the agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $55.0 million over a seven–year period beginning after the commissioning of the pipeline which occurred in December of 2015. At December 31, 2016, the remaining commitment on the take-or-pay commitment was approximately $47.1 million.

In May 2014, the Partnership entered into a pipeline connection agreement with Tesoro High Plains Pipeline Company (“Tesoro High Plains”) whereby Tesoro High Plains would design, engineer, construct and place in service improvements on its pipeline system that will expand its capacity to ship crude oil from points in Dunn and McKenzie Counties, North Dakota to Ramberg Station/Beaver Lodge destination point in Williams County, North Dakota. In connection with this agreement, the Partnership is committed to a minimum take-or-pay throughput commitment of approximately $36.4 million over a seven–year period beginning after the commissioning of the pipeline, which occurred in January of 2015. At December 31, 2016, the remaining commitment on the take-or-pay commitment, including a quarterly take-or-pay of $1.3 million, was approximately $26.0 million.

In April 2014, Basin Transload, of which the Partnership owns a 60% membership interest, entered into a pipeline connection agreement with Tesoro Logistics (“Tesoro”) whereby Tesoro would build, own and operate a four‑mile pipeline lateral from its existing block gate valve in Mercer Country, North Dakota to the Partnership’s Beulah Rail Facility near Beulah, North Dakota. In connection with this agreement, Basin Transload is committed to a minimum take-or-pay throughput commitment of approximately $14.6 million over a five‑year period beginning after the commissioning of the pipeline, which occurred in January 2015. At December 31, 2016, the remaining commitment on the take-or-pay commitment was approximately $13.2 million.

In February 2013, the Partnership assumed natural gas transportation and reservation agreements, which have various expiration dates, with Northwest Natural Gas Company (“NW Natural Gas”) and the Northwest Pipeline system (“NW Pipeline”) whereby NW Natural and NW Pipeline provide the Partnership with the transportation and reservation of firm natural gas delivered to the Partnership’s Oregon facility. At December 31, 2016, the remaining commitment on the transportation and reservation agreements was approximately $12.7 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Liabilities

Please see Note 12 for a discussion of the Partnership’s environmental liabilities.

Legal Proceedings

Please see Note 21 for a discussion of the Partnership’s legal proceedings.

Note 10. Trustee Taxes and Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31 (in thousands):

	2016	2015
Barging transportation, product storage and other ancillary cost accruals	$14,484	$13,385
Employee compensation	20,167	16,098
Accrued interest	12,352	12,524
Other	23,440	18,321
Total	$70,443	$60,328

Employee compensation consisted of bonuses, vacation and other salary accruals. Ancillary costs consisted of cost accruals related to product expediting and storage.

In addition, the Partnership had trustee taxes payable of $101.2 million at December 31, 2016, which consisted of $55.4 million related to an ethanol credit and $45.8 million in various pass‑through taxes collected on behalf of taxing authorities. Trustee taxes payable at December 31, 2015 of $95.3 million consisted of $55.4 million related to an ethanol credit and $39.9 million in various pass‑through taxes collected on behalf of taxing authorities.

Note 11. Income Taxes

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

The following table presents a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate for the years ended December 31:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	34.0%
State income tax rate, net of federal tax benefit	(0.7)%	0.7%	0.7%
Foreign income tax	—%	0.6%	0.1%
Impairment of goodwill	(2.2)%	—%	—%
Partnership income not subject to tax	(32.1)%	(40.8)%	(34.0)%
Effective income tax rate	—%	(4.5)%	0.8%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the provision for income taxes for the years ended December 31 (in thousands):

	2016	2015	2014
Current:
Federal	$14,499	$110	$(91)
State	4,345	1,388	877
Foreign	(9)	253	188
Total current	18,835	1,751	974
Deferred:
Federal	(13,480)	(1,298)	948
State	(5,302)	(2,326)	(959)
Total deferred	(18,782)	(3,624)	(11)
Total	$53	$(1,873)	$963

Significant components of long‑term deferred taxes were as follows at December 31 (in thousands):

	2016	2015
Deferred Income Tax Assets
Accounts receivable allowances	$1,921	$2,097
Environmental liability	15,478	17,814
Asset retirement obligation	3,313	3,132
Deferred financing obligation	16,912	3,028
Deferred rent	—	40
UNICAP	225	747
Other	2,009	1,449
Federal net operating loss carryforwards	5,879	13,930
State net operating loss carryforwards	1,160	2,684
Federal tax credit carryforward	—	761
Total deferred tax assets, gross	46,897	45,682
Valuation allowance	(2,707)	(975)
Total deferred tax assets, net	$44,190	$44,707
Deferred Income Tax Liabilities
Property and equipment	$(84,494)	$(104,798)
Land	(14,119)	(11,527)
Intangible assets	(11,631)	(13,218)
Total deferred tax liabilities	$(110,244)	$(129,543)
Net deferred tax assets (liabilities)	$(66,054)	$(84,836)

The Partnership’s net deferred tax liabilities are primarily comprised of the differences in the historical tax basis and fair value book basis of property, equipment and land that were acquired in connection with the 2015 Warren acquisition. The decrease in net deferred tax liabilities during 2016 is primarily due to the Sale Leaseback Transaction (see Note 6) and Mirabito Disposition (see Note 5) that resulted in the recognition of these basis differences into taxable income during 2016.

At December 31, 2016, GMG had federal and state net operating loss carryforwards of approximately $9.6 million and $24.6 million, respectively, which will begin to expire in 2034 and 2019, respectively. Utilization of the net operating loss carryforwards may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control under Internal Revenue Code Section 382, an annual limitation imposed on the utilization of net operating losses may result in the expiration of all or a portion of the net operating loss carryforwards.

At December 31, 2016, the Partnership had $52.0 million of net deferred tax liabilities (consisting of the $66.1 million total net deferred tax liability less the $14.1 million deferred tax liability relating to land discussed below) relating to property and equipment, net operating loss carryforwards, tax credit carryforwards and other temporary differences, certain of which are available to reduce income taxes in future years. The Partnership recognizes deferred tax assets to the extent that the recoverability of these assets satisfy the “more likely than not” criteria in accordance with the FASB’s guidance regarding income taxes. A valuation allowance must be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, length of carryback and carryforward periods and projections of future operating results. The Partnership concluded, based on an evaluation of future operating results and reversal of existing taxable temporary differences, that a portion of these assets will not be realized in a future period. The valuation allowance increased by approximately $1.7 million as of December 31, 2016, primarily due to foreign net operating loss carryforwards that are unlikely to be utilized.

At December 31, 2016, the Partnership also had a $14.1 million, deferred tax liability relating to land. Land is an asset with an indefinite useful life and would not ordinarily serve as a source of income for the realization of deferred tax assets. This deferred tax liability will not reverse until some indefinite future period when the asset is either sold or written down due to impairment. Such taxable temporary differences generally cannot be used as a source of taxable income to support the realization of deferred tax assets relating to reversing deductible temporary differences, including loss carryforwards with expiration periods.

The following presents a reconciliation of the differences between income before income tax expense and income subject to income tax expense for the years ended December 31 (in thousands):

	2016	2015	2014
(Loss) income before income tax expense	$(238,570)	$41,391	$117,943
Non—taxable loss (income)	224,609	(48,861)	(117,465)
(Loss) income subject to income tax expense	$(13,961)	$(7,470)	$478

The Partnership made approximately $17.0 million, $2.8 million and $0.7 million in income tax payments during 2016, 2015 and 2014, respectively.

GMG files income tax returns in the United States and various state jurisdictions. The Partnership is subject to income tax examinations by tax authorities for all years dated back to 2013.

The following presents the changes in gross unrealized tax benefits for the years ended December 31 (in thousands):

	2016	2015	2014
Balance at beginning of year	$148	$—	$—
Increases for tax positions taken in prior years	1,572	148	—
Decreases for tax positions taken during the current year	(148)	—	—
Settlements of tax positons taken in prior years	(139)	—	—
Income subject to income tax expense	$1,433	$148	$—

The Partnership had gross-tax effected unrecognized tax benefits of $1.4 million,  $0.1 million and $0 for 2016,

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 and 2014, respectively, of which $1.4 million, $0 and $0, respectively, would favorably impact the effective tax rate if recognized.

The FASB’s accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Partnership performed an evaluation of all material tax positions for the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2016 (tax years ended December 31, 2016, 2015 and 2014). Tax positions that do not meet the more-likely-than-not recognition threshold at the financial statement date may not be recognized or continue to be recognized under the accounting guidance for income taxes. The Partnership classifies interest and penalties related to income taxes as components of its provision for income taxes, and the amount of interest and penalties recorded in the accompanying balance sheet and statement of operations was $0.2 million as of and for the year ended December 31, 2016. Interest and penalties related to income taxes were immaterial as of December 31, 2015 and for the years ended December 31, 2015 and 2014. The Partnership anticipates the amount of unrecognized tax benefits to change up to $0.4 million over the next twelve months.

Note 12. Environmental Liabilities and Renewable Identification Numbers (RINs)

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

In connection with the June 2015 acquisition of retail gasoline stations from Capitol (see Note 18), the Partnership assumed certain environmental liabilities, including future remediation activities required by applicable federal, state or local law or regulation at certain of the retail gasoline stations owned by Capitol. Certain environmental remediation obligations at most of the acquired retail gasoline station assets from Capitol are being funded by third parties who assumed certain liabilities in connection with Capitol’s acquisition of these assets from ExxonMobil Corporation (“ExxonMobil”) in 2009 and 2010 and, therefore, cost estimates for such obligations at these stations are not included in this estimate of liability to the Partnership. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $0.3 million for those locations not covered by third parties.

In connection with the January 2015 acquisition of the Revere Terminal (see Note 18), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $3.1 million.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the January 2015 acquisition of Warren (see Note 18), the Partnership assumed certain environmental liabilities, including certain ongoing environmental remediation efforts at certain of the retail gasoline stations owned or leased by Warren and future remediation activities required by applicable federal, state or local law or regulation. As a result, the Partnership initially recorded, on an undiscounted basis, a total environmental liability of approximately $36.5 million.

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

In addition to the above-mentioned environmental liabilities related to the Partnership’s retail gasoline stations, the Partnership retains some of the environmental obligations associated with certain gasoline stations that the Partnership has sold.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary roll forward of the Partnership’s environmental liabilities at December 31, 2016 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments in	Dispositions	Adjustments	December 31,
Environmental Liability Related to:	2015	2016	2016	2016	2016
Retail gasoline stations	$68,451	$(3,938)	$(5,589)	$(468)	$58,456
Terminals	4,782	(173)	—	—	4,609
Total environmental liabilities	$73,233	$(4,111)	$(5,589)	$(468)	$63,065
Current portion	$5,350				$5,341
Long-term portion	67,883				57,724
Total environmental liabilities	$73,233				$63,065

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

Renewable Identification Numbers (RINs)

A RIN is a serial number assigned to a batch of renewable fuel for the purpose of tracking its production, use, and trading as required by the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard that originated with the Energy Policy Act of 2005 and modified by the Energy Independence and Security Act of 2007. To evidence that the required volume of renewable fuel is blended with gasoline and diesel motor vehicle fuels, obligated parties must retire sufficient RINs to cover their Renewable Volume Obligation (“RVO”). The Partnership’s EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline and diesel that the Partnership may choose to import and a small amount of blending operations at certain facilities. As a wholesaler of transportation fuels through its terminals, the Partnership separates RINs from renewable fuel through blending with gasoline and can use those separated RINs to settle its RVO. While the annual compliance period for the RVO is a calendar year and the settlement of the RVO typically occurs by March 31 of the following year, the settlement of the RVO can occur, under certain EPA deferral actions, more than one year after the close of the compliance period.

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark‑to‑market liability for a shortfall in RINs at the end of each reporting period. To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs. The Partnership’s RVO deficiency was $0.2 million and $0.4 million at December 31, 2016 and 2015, respectively.

The Partnership may enter into RIN forward purchase and sales commitments. Total losses at December 31, 2016 and 2015 from firm non-cancellable commitments were immaterial.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Employee Benefit Plans

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

The Global 401(k) Plan and the GMG 401(k) Plan collectively had expenses of approximately $2.7 million, $2.4 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the accompanying statements of operations.

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

The following table presents each plan’s funded status and the total amounts recognized in the consolidated balance sheets at December 31 (in thousands):

	December 31, 2016
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,145	$4,486	$20,631
Fair value of plan assets	13,697	3,080	16,777
Net unfunded pension liability	$2,448	$1,406	$3,854

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015
	Global	GMG
	Pension Plan	Pension Plan	Total
Projected benefit obligation	$16,338	$4,593	$20,931
Fair value of plan assets	13,481	3,405	16,886
Net unfunded pension liability	$2,857	$1,188	$4,045

Total actual return on plan assets was $1.5 million and ($0.2 million) in 2016 and 2015, respectively.

The following presents the components of the net periodic change in benefit obligation for the Pension Plans for the years ended December 31 (in thousands):

	2016	2015	2014
Benefit obligation at beginning of year	$20,931	$23,615	$19,245
Interest cost	780	801	804
Actuarial loss (gain)	778	(1,925)	5,151
Benefits paid	(1,858)	(1,560)	(1,585)
Benefit obligation at end of year	$20,631	$20,931	$23,615

The following presents the weighted-average actuarial assumptions used in determining each plan’s annual pension expense for the years ended December 31:

	Global Pension Plan			GMG Pension Plan
	2016	2015	2014	2016	2015	2014
Discount rate	3.8%	4.0%	3.6%	4.1%	4.3%	3.6%
Expected return on plan assets	7.0%	7.0%	7.5%	7.0%	7.0%	7.0%

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

The following presents the Pension Plans’ benefits as of December 31, 2016 expected to be paid in each of the next five fiscal years and in the aggregate for the next five fiscal years thereafter (in thousands):

2017	$2,469
2018	841
2019	808
2020	1,273
2021	856
2022—2026	5,343
Total	$11,590

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost of annual contributions to the Pension Plans is not significant to the General Partner, the Partnership or its subsidiaries. Total contributions made by the General Partner, the Partnership and its subsidiaries to the Pension Plans were $0.3 million, $0.6 million and $0.2 million in 2016, 2015 and 2014, respectively.

Note 14. Related‑Party Transactions

The Partnership was a party to an exclusive Second Amended and Restated Terminal Storage Rental and Throughput Agreement, as amended (the “Terminal Storage Rental and Throughput Agreement”), with GPC, an affiliate of the Partnership that is 100% owned by members of the Slifka family, with respect to the Revere Terminal in Revere, Massachusetts. On January 14, 2015, the Partnership acquired the Revere Terminal from GPC and related entities, and the Terminal Storage Rental and Throughput Agreement was terminated (see Note 18). Prior to the acquisition, the agreement was accounted for as an operating lease. The expenses under this agreement totaled $0.8 million and $9.2 million for the years ended December 31, 2015 and 2014, respectively. These expenses include annual consumer price index adjustments of approximately $0 and $1.9 million for the years ended December 31, 2015 and 2014, respectively.

The Partnership was a party to an Amended and Restated Services Agreement with GPC, whereby GPC provided certain terminal operating management services to the Partnership and used certain administrative, accounting and information processing services of the Partnership. The expenses from these services totaled approximately $0, $8,000 and $96,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the AE Holdings Amended and Restated Services Agreement, the Partnership provided AE Holdings with certain tax, accounting, treasury and legal support services for which AE Holdings paid the Partnership an aggregate of $15,000 per year in equal monthly installments until it was voluntarily dissolved effective on July 10, 2015. Under the GPC Second Amended and Restated Services Agreement, GPC no longer provides the Partnership with terminal, environmental and operational support services, but the Partnership continues to provide GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner. The GPC Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the services upon ninety (90) days’ advanced written notice. As of December 31, 2016, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG. The Partnership reimburses the General Partner for expenses incurred in connection with these employees. These expenses, including payroll, payroll taxes and bonus accruals, were $101.6 million, $109.0 million and $95.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plan (see Note 13) and the General Partner’s qualified and non‑qualified pension plans.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents trade receivables with GPC and the Partnership and receivables from the General Partner at December 31 (in thousands):

	2016	2015
Receivables from GPC	$6	$—
Receivables from the General Partner (1)	3,137	2,578
Total	$3,143	$2,578

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 15. Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP. The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership. The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards. Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.

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

The Partnership recorded total compensation expense related to the above awards of $4.2 million, $4.3 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The total compensation

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost related to the non-vested awards not yet recognized at December 31, 2016 was approximately $9.9 million and is expected to be recognized ratably over the remaining requisite service periods.

Status of Non‑Vested Units

The following table presents a summary of the status of the non‑vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2014	532,748	39.29
Granted	76,893	35.72
Vested	(13,921)	38.39
Forfeited	—	—
Outstanding non—vested units at December 31, 2015	595,720	38.85
Granted	12,659	15.80
Vested	(21,872)	37.34
Forfeited	(14,953)	32.66
Outstanding non—vested units at December 31, 2016	571,554	38.56

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”). The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations. Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions. Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity. Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were repurchased in 2016.

Note 16. Partners’ Equity, Allocations and Cash Distributions

Partners’ Equity

Partners’ equity at December 31, 2016 consisted of 33,995,563 common units issued, including 7,433,829 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the Partnership’s outstanding units:

	Limited Partner Units	General Partner Equivalent Units	Total
Balance at December 31, 2013	27,430,563	230,303	27,660,866
Public offering of common units (see Note 17)	3,565,000	—	3,565,000
Balance at December 31, 2014	30,995,563	230,303	31,225,866
Public offering of common units (see Note 17)	3,000,000	—	3,000,000
Balance at December 31, 2015 and 2016	33,995,563	230,303	34,225,866

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2016, 2015 and 2014 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2014
02/14/14 (1)(2)	12/31/13	$0.6125	$16,802	$140	$932	$17,874
05/15/14 (1)(2)	03/31/14	0.6250	17,145	143	1,035	18,323
08/14/14 (1)(2)	06/30/14	0.6375	17,487	146	1,139	18,772
11/14/14 (1)(2)	09/30/14	0.6525	17,899	150	1,270	19,319
2015
02/13/15 (3)(4)	12/31/14	$0.6650	$20,612	$154	$1,591	$22,357
05/15/15 (3)(4)	03/31/15	0.6800	21,076	157	2,027	23,260
08/14/15 (4)	06/30/15	0.6925	23,543	159	2,618	26,320
11/13/15 (4)	09/30/15	0.6975	23,713	160	2,777	26,650
2016
2/16/2016	12/31/15	$0.4625	$15,723	$106	$—	$15,829
5/16/2016	03/31/16	0.4625	15,723	106	—	15,829
8/12/2016	06/30/16	0.4625	15,723	106	—	15,829
11/14/2016	09/30/16	0.4625	15,723	106	—	15,829

(1)	Prior to the Partnership’s public offering in December 2014 (see Note 17), the limited partner interest was 99.17% and the general partner interest was 0.83%.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

This distribution resulted in the Partnership exceeding its second target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

(3)	Prior to the Partnership’s public offering in June 2015 (see Note 17), the limited partner interest was 99.26% and the general partner interest was 0.74%.
(4)

This distribution resulted in the Partnership exceeding its third target level distribution for the respective quarter. As a result, the General Partner, as the holder of the IDRs, received an incentive distribution.

In addition, on January 30, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from October 1, 2016 through December 31, 2016 to the Partnership’s unitholders of record as of the close of business February 9, 2017. On February 14, 2017, the Partnership paid the total cash distribution of approximately $15.8 million.

Note 17. Unitholders’ Equity

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

On December 5, 2014, the Partnership entered into an underwriting agreement relating to the public offering of 3,565,000 common units at a price to the public of $40.24 per common unit. On December 10, 2014, the Partnership completed the offering, and the net proceeds of approximately $137.8 million (after deducting underwriting discounts and estimated expenses) were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

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

The sales agents and/or affiliates of each of the sales agents have, from time to time, performed, and may in the future perform, various financial advisory and commercial and investment banking services for the Partnership and its affiliates, for which they have received and in the future will receive customary compensation and expense reimbursement. Affiliates of the sales agents are lenders under the Partnership’s credit facility and, accordingly, may receive a portion of the net proceeds from this offering if and to the extent any proceeds are used to reduce outstanding

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings under the Partnership’s credit facility.

No common units have been sold by the Partnership pursuant to the at-the-market offering program since inception.

Note 18. Business Combinations

2015 Acquisitions

Warren Equities, Inc.—On January 7, 2015, the Partnership acquired, through GMG, 100% of the equity interests in Warren, one of the largest independent marketers of petroleum products in the Northeast, from The Warren Alpert Foundation. The acquisition included 147 company-owned Xtra Mart convenience stores and related fuel operations, 53 commissioned agented locations and fuel supply rights for approximately 330 dealers. The acquired properties are located in the Northeast, Maryland and Virginia. The purchase price, inclusive of post-closing adjustments, was approximately $381.8 million, including working capital. The acquisition was funded with borrowings under the Partnership’s credit facility and with proceeds from its December 2014 public offering of 3,565,000 common units.

The acquisition was accounted for using the purchase method of accounting in accordance with the FASB’s guidance regarding business combinations. The Partnership’s financial statements include the results of operations of Warren subsequent to the acquisition date.

In connection with the acquisition of Warren, the Partnership recorded acquisition costs of $5.4 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Additionally, in January 2015 and subsequent to the acquisition date, the Partnership recorded a restructuring charge of approximately $2.3 million, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015. This charge, which was principally for redundant and/or eliminated positions as a result of the acquisition, was not part of the purchase price allocation. The $2.3 million restructuring charge was paid during the year ended December 31, 2015.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Supplemental Pro Forma Information—Revenues and net income not included in the Partnership’s consolidated operating results for Warren from January 1, 2015 through January 7, 2015, the acquisition date, were immaterial. Accordingly, the supplemental pro forma information for the year ended December 31, 2015 is consistent with the amounts reported in the accompanying consolidated statement of operations for the year ended December 31, 2015 as it relates to Warren.

The following unaudited pro forma information presents the consolidated results of operations of the Partnership for the year ended December 31, 2015 as if the acquisition of Capitol occurred on January 1, 2015 (in thousands, except per unit data):

Sales	$10,540,275
Net income attributable to Global Partners LP	$47,555
Net income per limited partner unit, basic	$1.24
Net income per limited partner unit, diluted	$1.23

Note 19. Segment Reporting

The Partnership engages in the purchasing, selling, storing and logistics of transporting petroleum and related products, including domestic and Canadian crude oil, gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, natural gas and propane. The Partnership also receives revenue from convenience store sales and gasoline station rental income. The Partnership’s three operating segments are based upon the revenue sources for which discrete financial information is reviewed by the chief operating decision maker (the “CODM”) to make key operating decisions and assess performance and include Wholesale, GDSO and Commercial.

These operating segments are also the Partnership’s reporting segments. For the years ended December 31, 2016, 2015 and 2014, the Commercial operating segment did not meet the quantitative metrics for disclosure as a reportable segment on a stand‑alone basis as defined in accounting guidance related to segment reporting. However, the Partnership has elected to present segment disclosures for the Commercial operating segment as management believes such disclosures are helpful to the user of the Partnership’s financial information. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

In the Wholesale reporting segment, the Partnership sells branded and unbranded gasoline and gasoline blendstocks and diesel to wholesale distributors. The Partnership transports these products by railcars, barges and/or pipelines pursuant to spot or long‑term contracts. The Partnership aggregates crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transports it by train and ships it by barge to refiners. The Partnership sells home heating oil, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributors. Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that the Partnership owns or controls or with which it has throughput or exchange arrangements. Additionally, ethanol is shipped primarily by rail and by barge.

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

An important measure used by the Partnership and the CODM to evaluate segment performance is product margin, which the Partnership defines as product sales minus product costs.  Based on the way the business is managed, components of indirect operating costs and corporate expenses are not allocated to the reportable segments.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below (in thousands):

	2016	2015	2014
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$2,026,315	$2,714,057	$7,076,105
Crude oil (1)	546,541	1,190,560	2,384,018
Other oils and related products (2)	1,534,165	2,006,668	3,436,006
Total	$4,107,021	$5,911,285	$12,896,129
Product margin
Gasoline and gasoline blendstocks	$83,742	$66,031	$71,713
Crude oil (1)	(13,098)	74,182	141,965
Other oils and related products (2)	74,271	67,709	79,376
Total	$144,915	$207,922	$293,054
Gasoline Distribution and Station Operations Segment (3):
Sales
Gasoline	$3,071,517	$3,289,742	$3,241,620
Station operations (4)	371,661	381,194	165,756
Total	$3,443,178	$3,670,936	$3,407,376
Product margin
Gasoline	$289,420	$276,848	$189,439
Station operations (4)	183,708	178,487	93,939
Total	$473,128	$455,335	$283,378
Commercial Segment:
Sales	$689,440	$732,631	$966,449
Product margin	$24,018	$29,201	$29,716
Combined sales and Product margin:
Sales	$8,239,639	$10,314,852	$17,269,954
Product margin (5)	$642,061	$692,458	$606,148
Depreciation allocated to cost of sales	(95,571)	(94,789)	(61,361)
Combined gross profit	$546,490	$597,669	$544,787

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)

The GDSO segment for 2015 includes the results of the January 2015 acquisition of Warren and the June 2015 acquisition of Capitol (see Note 18). As the Warren assets and the Capitol assets were not in place prior to 2015, the above results are not directly comparable to the prior period.

(4)	Station operations primarily consist of convenience store sales and rental income.
(5)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business. The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 500 million gallons, 450 million gallons and 450 million gallons of the GDSO segment’s sales for the years ended December 31, 2016, 2015 and 2014, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment. Except for natural gas, predominantly all of the Commercial segment’s sales are sourced by the Wholesale segment. These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

None of the Partnership’s customers accounted for greater than 10% of total sales for years ended December 31, 2016 and 2015. In the Wholesale segment, the Partnership had one customer, ExxonMobil, whose revenues were approximately $2.9 billion (17%) of the Partnership’s total revenues for the year ended December 31, 2014.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements for the years ended December 31 is as follows (in thousands):

	2016	2015	2014
Combined gross profit	$546,490	$597,669	$544,787
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	149,673	177,043	153,961
Operating expenses	288,547	290,307	204,070
Lease exit and termination expenses	80,665	—	—
Amortization expense	9,389	13,499	18,867
Net loss on sale and disposition of assets	20,495	2,097	2,182
Goodwill and long-lived asset impairment	149,972	—	—
Total operating costs and expenses	698,741	482,946	379,080
Operating (loss) income	(152,251)	114,723	165,707
Interest expense	(86,319)	(73,332)	(47,764)
Income tax (expense) benefit	(53)	1,873	(963)
Net (loss) income	(238,623)	43,264	116,980
Net loss (income) attributable to noncontrolling interest	39,211	299	(2,271)
Net (loss) income attributable to Global Partners LP	$(199,412)	$43,563	$114,709

The Partnership’s foreign assets and foreign sales were immaterial as of and for the years ended December 31, 2016, 2015 and 2014.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at December 31, (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
December 31, 2016	$830,662	$134	$1,294,568	$438,656	$2,564,020
December 31, 2015	$875,131	$3,224	$1,403,810	$381,510	$2,663,675

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component (in thousands):

	Pension Plan	Derivatives	Total
Balance at December 31, 2014	$(5,547)	$(7,705)	$(13,252)
Other comprehensive (loss) income before reclassifications of gain (loss)	1,192	4,047	5,239
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	(81)	—	(81)
Total comprehensive income	1,111	4,047	5,158
Balance at December 31, 2015	(4,436)	(3,658)	(8,094)
Other comprehensive income before reclassifications of gain (loss)	149	2,486	2,635
Amount of gain (loss) reclassified from accumulated other comprehensive (loss) income	18	—	18
Total comprehensive income	167	2,486	2,653
Balance at December 31, 2016	$(4,269)	$(1,172)	$(5,441)

Amounts are presented prior to the income tax effect on other comprehensive income. Given the Partnership’s master limited partnership status, the effective tax rate is immaterial.

Note 21. Legal Proceedings

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

Other

The Partnership determined that gasoline loaded from certain loading bays at one of its terminals did not contain the necessary additives as a result of an IT-related configuration error. The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives. Based upon current information, the Partnership believes approximately 14 million gallons of gasoline were impacted. The Partnership has notified the EPA of this error. As a result of this error, the Partnership could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”). The information requested generally related to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations. The Albany Terminal is a 63-acre licensed, permitted and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils. No violations were alleged in the request for information. The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request. On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP. The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal. According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements. The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program. The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties. The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred. The Partnership disputes the claims alleged in the NOV and responded to the EPA in September, 2016. The Partnership has met with the EPA and provided additional information at the agency’s request. On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV. On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA should better explain its positions and the evidence on which it was relying. To-date, the EPA has not responded to the Partnership’s response and has not taken any further action with respect to the NOV.

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

On February 3, 2016, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that certain of the Partnership’s operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA. The Partnership believes that it has meritorious defenses against all allegations. On February 26, 2016, the Partnership filed a motion to dismiss the CAA action. No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit. On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice. At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the NOI. The Albany Terminal is currently operating pursuant to its Title V Permit. The Partnership believes that it has meritorious defenses against all allegations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere Terminal, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges. The NON required the Partnership to submit a plan to remedy the reported violations of the NPDES Permit. The Partnership has responded to the NON with a plan and has implemented modifications to the storm water management system at the Revere Terminal in accordance with the plan. The Partnership has requested that the DEP acknowledge completion of the required modifications to the storm water management system in satisfaction of the NON. While no response has yet been received, the Partnership believes that compliance with the NON has been achieved, and implementation of the plan will have no material impact on its operations.

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA. The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt. On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal. The Partnership met with and provided additional information to the EPA with respect to the alleged violations. On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License. The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA. A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through March 31, 2017. While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22. Supplemental Cash Flow Information

The following table presents cash flow supplemental information for the years ended December 31 (in thousands):

	2016	2015	2014
Borrowings from working capital revolving credit facility	$1,675,100	$1,811,300	$2,703,900
Payments on working capital revolving credit facility	(1,498,600)	(1,663,200)	(2,930,900)
Net borrowings from (payments on) working capital revolving credit facility	$176,500	$148,100	$(227,000)
Borrowings from revolving credit facility	$82,000	$544,900	$69,300
Payments on revolving credit facility	(134,300)	(409,700)	(370,200)
Net (payments on) borrowings from revolving credit facility	$(52,300)	$135,200	$(300,900)

Note 23. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows (in thousands, except per unit amounts):

	First	Second	Third	Fourth	Total
Year ended December 31, 2016
Sales	$1,750,812	$2,146,199	$2,030,198	$2,312,430	$8,239,639
Gross profit (1)	$130,059	$129,342	$132,611	$154,478	$546,490
Net loss (2)(3)(4)	$(7,835)	$(8,543)	$(156,583)	$(65,662)	$(238,623)
Net loss attributable to Global Partners LP (5)	$(7,024)	$(7,310)	$(119,551)	$(65,527)	$(199,412)
Limited partners’ interest in net loss	$(6,977)	$(7,261)	$(118,750)	$(65,088)	$(198,076)
Basic net loss per limited partner unit	$(0.21)	$(0.22)	$(3.54)	$(1.94)	$(5.91)
Diluted net loss per limited partner unit	$(0.21)	$(0.22)	$(3.54)	$(1.94)	$(5.91)
Cash distributions per limited partner unit (6)	$0.4625	$0.4625	$0.4625	$0.4625	$1.85

(1)

Includes $28.0 million in revenue in the fourth quarter related to the absence of logistics nominations from one particular contract customer, specifically in the second, third and fourth quarters, and logistics revenue related to this contract in the first quarter.

(2)	Includes a net loss on sale and disposition of assets of $6.1 million, $0.4 million, $7.5 million and $6.5 million in the first, second, third and fourth quarters of 2016, respectively.
(3)	Includes a goodwill and long-lived asset impairment of $149.9 million in the third quarter of 2016.
(4)	Includes lease exit and termination expenses of $80.7 million in the fourth quarter of 2016.
(5)

Includes a net goodwill and long-lived asset impairment of $114.1 million ($149.9 million attributed to the Partnership, offset by $35.8 million attributed to the noncontrolling interest) in the third quarter of 2016.

(6)	Cash distributions declared in one calendar quarter are paid in the following calendar quarter.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total
Year ended December 31, 2015
Sales	$2,979,116	$2,680,088	$2,486,203	$2,169,445	$10,314,852
Gross profit (7)	$168,558	$144,188	$152,299	$132,624	$597,669
Net income (loss) (7)(8)(9)	$30,409	$7,614	$8,146	$(2,905)	$43,264
Net income (loss) attributable to Global Partners LP	$30,415	$7,218	$8,212	$(2,282)	$43,563
Limited partners’ interest in net (loss) income	$28,236	$4,547	$5,380	$(2,267)	$35,896
Basic net income (loss) per limited partner unit	$0.92	$0.15	$0.16	$(0.07)	$1.12
Diluted net income (loss) per limited partner unit	$0.92	$0.15	$0.16	$(0.07)	$1.11
Cash distributions per limited partner unit (6)	$0.6650	$0.6800	$0.6925	$0.6975	$2.74

(7)	Includes a $5.0 million charge related to a customer dispute in the first quarter of 2015.
(8)

Includes the following charges in connection with the acquisition of Warren: (i) acquisition costs of $4.4 million and $1.0 million in the first and second quarters of 2015, respectively; and (ii) a restructuring charge of $2.3 million in the first quarter of 2015.

(9)	Includes acquisition costs in connection with the acquisition of Capitol of $3.1 million, $0.1 million and $0.3 million in the second, third and fourth quarters of 2015, respectively.

Note 24. Subsequent Events

Distribution— On February 14, 2017, the Partnership paid a cash distribution of approximately $15.8 million to its unitholders of record as of the close of business on February 9, 2017.

Sale of Terminal Assets—On February 2, 2017, the Partnership began soliciting proposals for the potential sale of six refined petroleum products terminals located in New England, New York and Pennsylvania. The assets consist of product terminals that represent 1.1 million barrels of aggregate storage capacity. These assets did not meet the criteria to be presented as held for sale as of December 31, 2016.

Sale of Natural Gas and Electricity Business—On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for approximately $17.3 million, subject to customary closing adjustments. Net proceeds from the sale amounted to approximately $16.3 million. The sale of the natural gas marketing and electricity brokerage businesses reflects the Partnership’s ongoing program to monetize non-strategic assets that are not fundamental to its growth strategy. Prior to the sale, the results of natural gas marketing and electricity brokerage business were included in the Commercial segment.

Sale of Gasoline Stations—Beginning in April 2016, the Partnership retained a real estate firm to coordinate the sales of non-strategic GDSO sites which are part of the Divestiture Program. At December 31, 2016, the Divestiture Program included approximately 80 sites, 29 of which the Partnership has sold and 30 of which met the criteria to be presented as held for sale (see Note 5). Through February 2017, the criteria to be presented as held for sale was met for an additional 9 sites with a net book value of $4.8 million at December 31, 2016. Assets held for sale are expected to be sold within the next 12 months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25. Supplemental Guarantor Condensed Consolidating Financial Statements

The Partnership’s wholly-owned subsidiaries, other than GLP Finance, are guarantors of senior notes issued by the Partnership and GLP Finance. As such, the Partnership is subject to the requirements of Rule 3-10 of Regulation S-X of the SEC regarding financial statements of guarantors and issuers of registered guaranteed securities. The Partnership presents condensed consolidating financial information for its subsidiaries within the notes to consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d). The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015, the Condensed Consolidating Statements of Operations for the years ended December 31, 2016, 2015 and 2014 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet

December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,373	$655	$—	$10,028
Accounts receivable, net	420,897	213	250	421,360
Accounts receivable - affiliates	2,865	528	(250)	3,143
Inventories	521,878	—	—	521,878
Brokerage margin deposits	27,653	—	—	27,653
Derivative assets	21,382	—	—	21,382
Prepaid expenses and other current assets	69,872	150	—	70,022
Total current assets	1,073,920	1,546	—	1,075,466
Property and equipment, net	1,087,964	11,935	—	1,099,899
Intangible assets, net	65,013	—	—	65,013
Goodwill	294,768	—	—	294,768
Other assets	28,874	—	—	28,874
Total assets	$2,550,539	$13,481	$—	$2,564,020

Liabilities and partners' equity
Current liabilities:
Accounts payable	$320,003	$259	$—	$320,262
Working capital revolving credit facility - current portion	274,600	—	—	274,600
Environmental liabilities - current portion	5,341	—	—	5,341
Trustee taxes payable	101,166	—	—	101,166
Accrued expenses and other current liabilities	70,262	181	—	70,443
Derivative liabilities	27,413	—	—	27,413
Total current liabilities	798,785	440	—	799,225
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	216,700	—	—	216,700
Senior notes	659,150	—	—	659,150
Environmental liabilities - less current portion	57,724	—	—	57,724
Financing obligations	152,444	—	—	152,444
Deferred tax liabilities	66,054	—	—	66,054
Other long-term liabilities	64,882	—	—	64,882
Total liabilities	2,165,739	440	—	2,166,179

Partners' equity
Global Partners LP equity	384,800	7,855	—	392,655
Noncontrolling interest	—	5,186	—	5,186
Total partners' equity	384,800	13,041	—	397,841
Total liabilities and partners' equity	$2,550,539	$13,481	$—	$2,564,020

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$8,236,847	$5,961	$(3,169)	$8,239,639
Cost of sales	7,686,875	9,443	(3,169)	7,693,149
Gross profit	549,972	(3,482)	—	546,490
Costs and operating expenses:
Selling, general and administrative expenses	148,829	844	—	149,673
Operating expenses	284,430	4,117	—	288,547
Lease exit and termination expenses	80,665	—	—	80,665
Amortization expense	9,389	—	—	9,389
Net loss on sale and disposition of assets	20,495	—	—	20,495
Goodwill and long-lived asset impairment	45,803	104,169	—	149,972
Total costs and operating expenses	589,611	109,130	—	698,741
Operating loss	(39,639)	(112,612)	—	(152,251)
Interest expense	(86,319)	—	—	(86,319)
Loss before income tax expense	(125,958)	(112,612)	—	(238,570)
Income tax expense	(53)	—	—	(53)
Net loss	(126,011)	(112,612)	—	(238,623)
Net loss attributable to noncontrolling interest	—	39,211	—	39,211
Net loss attributable to Global Partners LP	(126,011)	(73,401)	—	(199,412)
Less: General partners' interest in net loss, including incentive distribution rights	(1,336)	—	—	(1,336)
Limited partners' interest in net loss	$(124,675)	$(73,401)	$—	$(198,076)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$10,306,493	$23,549	$(15,190)	$10,314,852
Cost of sales	9,722,340	10,033	(15,190)	9,717,183
Gross profit	584,153	13,516	—	597,669
Costs and operating expenses:
Selling, general and administrative expenses	174,925	2,118	—	177,043
Operating expenses	281,201	9,106	—	290,307
Amortization expense	10,467	3,032	—	13,499
Net loss on sale and disposition of assets	2,097	—	—	2,097
Total costs and operating expenses	468,690	14,256	—	482,946
Operating income (loss)	115,463	(740)	—	114,723
Interest expense	(73,324)	(8)	—	(73,332)
Income (loss) before income tax expense	42,139	(748)	—	41,391
Income tax expense	1,873	—	—	1,873
Net income (loss)	44,012	(748)	—	43,264
Net loss attributable to noncontrolling interest	—	299	—	299
Net income (loss) attributable to Global Partners LP	44,012	(449)	—	43,563
Less: General partners' interest in net income, including incentive distribution rights	7,667	—	—	7,667
Limited partners' interest in net income (loss)	$36,345	$(449)	$—	$35,896

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$17,256,583	$39,347	$(25,976)	$17,269,954
Cost of sales	16,743,163	7,980	(25,976)	16,725,167
Gross profit	513,420	31,367	—	544,787
Costs and operating expenses:
Selling, general and administrative expenses	150,964	2,997	—	153,961
Operating expenses	192,512	11,558	—	204,070
Amortization expense	7,846	11,021	—	18,867
Net loss on sale and disposition of assets	2,182	—	—	2,182
Total costs and operating expenses	353,504	25,576	—	379,080
Operating income	159,916	5,791	—	165,707
Interest expense	(47,651)	(113)	—	(47,764)
Income before income tax expense	112,265	5,678	—	117,943
Income tax expense	(963)	—	—	(963)
Net income	111,302	5,678	—	116,980
Net income attributable to noncontrolling interest	—	(2,271)	—	(2,271)
Net income attributable to Global Partners LP	111,302	3,407	—	114,709
Less: General partners' interest in net income, including incentive distribution rights	5,981	—	—	5,981
Limited partners' interest in net income	$105,321	$3,407	$—	$108,728

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(120,338)	$452	$(119,886)

Cash flows from investing activities
Capital expenditures	(71,279)	—	(71,279)
Proceeds from sale of property and equipment	77,718	8	77,726
Net cash provided by investing activities	6,439	8	6,447

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	176,500	—	176,500
Net payments on revolving credit facility	(52,300)	—	(52,300)
Proceeds from sale-leaseback, net	62,469	—	62,469
Distribution to noncontrolling interest	2,697	(4,495)	(1,798)
Distributions to partners	(62,520)	—	(62,520)
Net cash provided by (used in) financing activities	126,846	(4,495)	122,351

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	12,947	(4,035)	8,912
Cash and cash equivalents at beginning of year	(3,574)	4,690	1,116
Cash and cash equivalents at end of year	$9,373	$655	$10,028

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$50,309	$12,197	$62,506

Cash flows from investing activities
Acquisitions	(561,170)	—	(561,170)
Capital expenditures	(90,240)	(2,685)	(92,925)
Proceeds from sale of property and equipment	4,331	—	4,331
Net cash used in investing activities	(647,079)	(2,685)	(649,764)

Cash flows from financing activities
Proceeds from issuance of common units, net	109,305	—	109,305
Net borrowings from working capital revolving credit facility	148,100	—	148,100
Net borrowings from revolving credit facility	135,200	—	135,200
Proceeds from senior notes, net of discount	295,338	—	295,338
Payments on line of credit	—	(700)	(700)
Repurchase of common units	(3,892)	—	(3,892)
Noncontrolling interest capital contribution	9,360	(6,800)	2,560
Distribution to noncontrolling interest	(5,280)	—	(5,280)
Distributions to partners	(97,495)	—	(97,495)
Net cash provided by (used in) financing activities	590,636	(7,500)	583,136

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(6,134)	2,012	(4,122)
Cash and cash equivalents at beginning of year	2,560	2,678	5,238
Cash and cash equivalents at end of year	$(3,574)	$4,690	$1,116

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$321,319	$23,583	$344,902

Cash flows from investing activities
Capital expenditures	(78,863)	(16,251)	(95,114)
Proceeds from sale of property and equipment	4,021	—	4,021
Net cash used in investing activities	(74,842)	(16,251)	(91,093)

Cash flows from financing activities
Proceeds from issuance of common units, net	137,844	—	137,844
Net payments on working capital revolving credit facility	(227,000)	—	(227,000)
Net payments on revolving credit facility	(300,900)	—	(300,900)
Proceeds from senior notes, net of discount	258,903	—	258,903
Repayment of senior notes	(40,244)	—	(40,244)
Payments on line of credit	—	(3,000)	(3,000)
Repurchase of common units	(8,632)	—	(8,632)
Noncontrolling interest capital contribution	10,700	(2,500)	8,200
Distribution to noncontrolling interest	(9,200)	—	(9,200)
Distributions to partners	(73,759)	—	(73,759)
Net cash used in financing activities	(252,288)	(5,500)	(257,788)

Cash and cash equivalents
Decrease (increase) in cash and cash equivalents	(5,811)	1,832	(3,979)
Cash and cash equivalents at beginning of year	8,371	846	9,217
Cash and cash equivalents at end of year	$2,560	$2,678	$5,238

Item 15(a)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

GLOBAL PARTNERS LP

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands)

	Balance at	Charged to				Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Recoveries	Write Offs	Adjustment	of Period
Year ended December 31, 2016
Allowance for doubtful accounts—accounts receivable	$5,942	$231	$23	$(785)	$138	$5,549
Year ended December 31, 2015
Allowance for doubtful accounts—accounts receivable	$4,818	$1,303	$42	$(1,297)	$1,076	$5,942
Year ended December 31, 2014
Allowance for doubtful accounts—accounts receivable	$7,513	$1,700	$277	$(4,672)	$—	$4,818

INDEX TO EXHIBITS

Exhibit Number		Description
2.1**	—

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

4.2	—

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

4.6	—

Indenture, dated as of June 24, 2014, among the Issuers, the Guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8‑K filed on June 25, 2014).

4.7	—

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

10.17^	—

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

10.20	—

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

10.21††	—

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

10.22	—

Purchase Agreement, dated June 19, 2014 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 25, 2014).

10.23	—

Exchange Rights Agreement, dated June 19, 2014 by and among Global Partners LP, GLP Finance Corp. and FS Energy and Power Fund (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on June 25, 2014).

10.24	—

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

10.25	—	First Amendment to Second Amended and Restated Credit Agreement dated October 6, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 9, 2014).

10.26	—	Second Amendment to Second Amended and Restated Credit Agreement dated October 20, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 24, 2014).
10.27^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Eric S. Slifka (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 7, 2015).

10.28^	—

Employment Agreement dated December 31, 2014, by and between Global GP LLC and Edward J. Faneuil (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on January 7, 2015).

10.29^	—

Employment Agreement by and between Global GP LLC and Andrew P. Slifka, dated as of January 22, 2015 (incorporated herein by reference to Exhibit 10.45 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.30^	—	Form of Director Unit Award Letter (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10‑K filed on March 13, 2015).
10.31	—

Second Amended and Restated Services Agreement, dated as of March 11, 2015, by and among Global Petroleum Corp. and Global Companies LLC (incorporated herein by reference to Exhibit 10.49 to the Annual Report on Form 10‑K filed on March 13, 2015).

10.32	—	Third Amendment to Second Amended and Restated Credit Agreement dated April 27, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on April 30, 2015).
10.33	—

Purchase Agreement, dated June 1, 2015 among the Issuers, the Guarantors and the Initial Purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on June 4, 2015).

10.34^	—	Form of Restricted Unit Award Grant Letter (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.35^	—	Form of Cash Award Grant Letter (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.36^	—	Form of Canadian Grant Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q filed on August 7, 2015).
10.37^	—	Form of Phantom Unit Agreement (Cash Settlement) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 6, 2015).
10.38^	—

Employment Agreement dated November 1, 2015, by and between Global GP LLC and Daphne H. Foster (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on November 10, 2015).

10.39^	—

Employment Agreement dated November 1, 2015, by and between Global GP LLC and Mark Romaine (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K filed on November 10, 2015).

10.40	—

Fourth Amendment to Second Amended and Restated Credit Agreement dated December 18, 2015 (incorporated herein by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on February 29, 2016).

10.41	—

Fifth Amendment to Second Amended and Restated Credit Agreement dated February 24, 2016 (incorporated herein by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed on February 29, 2016).

10.42	—

Sixth Amendment to Second Amended and Restated Credit Agreement dated October 26, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q filed on November 7, 2016).

10.43	—

Seventh Amendment to Second Amended and Restated Credit Agreement dated December 21, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on December 22, 2016).

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