Form 10-Q
period 2017-03-31
GLOBAL PARTNERS LP
filed 2017-05-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 33,995,563 common units outstanding as of May 4, 2017.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,126	$10,028
Accounts receivable, net	312,314	421,360
Accounts receivable—affiliates	2,957	3,143
Inventories	433,952	521,878
Brokerage margin deposits	18,886	27,653
Derivative assets	2,720	21,382
Prepaid expenses and other current assets	71,110	70,022
Total current assets	856,065	1,075,466
Property and equipment, net	1,074,465	1,099,899
Intangible assets, net	62,443	65,013
Goodwill	292,773	294,768
Other assets	42,583	28,874
Total assets	$2,328,329	$2,564,020
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$232,125	$320,262
Working capital revolving credit facility—current portion	176,900	274,600
Environmental liabilities—current portion	5,339	5,341
Trustee taxes payable	98,955	101,166
Accrued expenses and other current liabilities	59,171	70,443
Derivative liabilities	4,986	27,413
Total current liabilities	577,476	799,225
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	200,700	216,700
Senior notes	659,805	659,150
Environmental liabilities—less current portion	55,105	57,724
Financing obligations	152,466	152,444
Deferred tax liabilities	65,296	66,054
Other long-term liabilities	62,173	64,882
Total liabilities	1,923,021	2,166,179
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,554,328 outstanding at March 31, 2017 and 33,995,563 units issued and 33,543,669 outstanding at December 31, 2016)	408,187	401,044
General partner interest (0.67% interest with 230,303 equivalent units outstanding at March 31, 2017 and December 31, 2016)	(2,900)	(2,948)
Accumulated other comprehensive loss	(4,724)	(5,441)
Total Global Partners LP equity	400,563	392,655
Noncontrolling interest	4,745	5,186
Total partners’ equity	405,308	397,841
Total liabilities and partners’ equity	$2,328,329	$2,564,020

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Sales	$2,270,784	$1,750,812
Cost of sales	2,130,757	1,620,753
Gross profit	140,027	130,059
Costs and operating expenses:
Selling, general and administrative expenses	36,787	34,984
Operating expenses	67,213	72,236
Amortization expense	2,261	2,509
Net (gain) loss on sale and disposition of assets	(11,862)	6,105
Total costs and operating expenses	94,399	115,834
Operating income	45,628	14,225
Interest expense	(23,287)	(22,980)
Income (loss) before income tax benefit	22,341	(8,755)
Income tax benefit	164	920
Net income (loss)	22,505	(7,835)
Net loss attributable to noncontrolling interest	441	811
Net income (loss) attributable to Global Partners LP	22,946	(7,024)
Less: General partner’s interest in net income (loss), including incentive distribution rights	154	(47)
Limited partners’ interest in net income (loss)	$22,792	$(6,977)
Basic net income (loss) per limited partner unit	$0.68	$(0.21)
Diluted net income (loss) per limited partner unit	$0.68	$(0.21)
Basic weighted average limited partner units outstanding	33,554	33,517
Diluted weighted average limited partner units outstanding	33,610	33,517

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$22,505	$(7,835)
Other comprehensive income:
Change in fair value of cash flow hedges	398	261
Change in pension liability	319	68
Total other comprehensive income	717	329
Comprehensive income (loss)	23,222	(7,506)
Comprehensive loss attributable to noncontrolling interest	441	811
Comprehensive income (loss) attributable to Global Partners LP	$23,663	$(6,695)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$22,505	$(7,835)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,364	28,669
Amortization of deferred financing fees	1,535	1,429
Amortization of leasehold interests	310	313
Amortization of senior notes discount	356	343
Bad debt expense	752	50
Unit-based compensation expense	(117)	1,075
Write-off of financing fees	—	1,828
Net (gain) loss on sale and disposition of assets	(11,862)	6,105
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	108,294	2,945
Accounts receivable-affiliate	186	(904)
Inventories	87,379	(13,920)
Broker margin deposits	8,767	(7,528)
Prepaid expenses, all other current assets and other assets	(16,017)	(9,952)
Accounts payable	(88,137)	(47,982)
Trustee taxes payable	(2,211)	(7,259)
Change in derivatives	(5,256)	16,714
Accrued expenses, all other current liabilities and other long-term liabilities	(15,283)	(17,607)
Net cash provided by (used in) operating activities	117,565	(53,516)
Cash flows from investing activities
Capital expenditures	(8,378)	(16,451)
Proceeds from sale of property and equipment	24,249	8,588
Net cash provided by (used in) investing activities	15,871	(7,863)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(97,700)	87,100
Net (payments on) borrowings from revolving credit facility	(16,000)	6,100
Noncontrolling interest capital contribution	—	357
Distribution to noncontrolling interest	—	(595)
Distributions to partners	(15,638)	(15,630)
Net cash (used in) provided by financing activities	(129,338)	77,332
Cash and cash equivalents
Increase in cash and cash equivalents	4,098	15,953
Cash and cash equivalents at beginning of period	10,028	1,116
Cash and cash equivalents at end of period	$14,126	$17,069
Supplemental information
Cash paid during the period for interest	$17,265	$17,232

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2016	$401,044	$(2,948)	$(5,441)	$5,186	$397,841
Net income (loss)	22,792	154	—	(441)	22,505
Other comprehensive income	—	—	717	—	717
Unit-based compensation	(117)	—	—	—	(117)
Distributions to partners	(15,723)	(106)	—	—	(15,829)
Dividends on repurchased units	191	—	—	—	191
Balance at March 31, 2017	$408,187	$(2,900)	$(4,724)	$4,745	$405,308

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of March 31, 2017, the Partnership had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 243 directly operated convenience stores, in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales and gasoline station rental income.  In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of March 31, 2017, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,433,829 common units, representing a 21.9% limited partner interest.

Recent Transactions

Amended and Restated Credit Agreement—  On April 25, 2017, the Partnership and certain of its subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020.  See Note 7 for additional information.

Potential Sale of Terminal Assets—On February 2, 2017, the Partnership began soliciting proposals for the potential sale of six refined petroleum products terminals located in New England, New York and Pennsylvania.  The assets consist of product terminals that represent 1.1 million barrels of aggregate storage capacity.  These assets did not meet the criteria to be presented as held for sale as of March 31, 2017.

Sale of Natural Gas and Electricity Brokerage Businesses—On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million.  The sale of the natural gas marketing and electricity brokerage businesses reflects the Partnership’s ongoing program to monetize non-strategic assets not fundamental to its growth strategy.  Prior to the sale, the results of natural gas marketing and electricity brokerage businesses were included in the Commercial segment.  See Note 6.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition and operating results for the interim periods.  The interim financial information, which has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto contained in the Partnership’s Annual Report on Form 10-K.  The significant accounting policies described in Note 2, “Summary of Significant Accounting Policies,” of such Annual Report on Form 10-K are the same used in preparing the accompanying consolidated financial statements.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Noncontrolling Interest

The Partnership acquired a 60% interest in Basin Transload, LLC (“Basin Transload”) on February 1, 2013.  After evaluating Accounting Standards Codification (“ASC”) Topic 810, “Consolidations,” the Partnership concluded it is appropriate to consolidate the balance sheet and statements of operations of Basin Transload based on an evaluation of the outstanding voting interests.  Amounts pertaining to the noncontrolling ownership interest held by third parties in the financial position and operating results of the Partnership are reported as a noncontrolling interest in the accompanying consolidated balance sheets and statements of operations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	59%	57%
Crude oil sales and crude oil logistics revenue	5%	8%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	33%	30%
Convenience store sales, rental income and sundry sales	3%	5%
Total	100%	100%

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Wholesale segment	32%	25%
Gasoline Distribution and Station Operations segment	65%	70%
Commercial segment	3%	5%
Total	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three months ended March 31, 2017 and 2016.

Note 2.    Net Income (Loss) Per Limited Partner Unit

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

Common units outstanding as reported in the accompanying consolidated financial statements at March 31, 2017 and December 31, 2016 excluded 441,235 and 451,894 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12).  These units are not deemed outstanding for purposes of calculating net income (loss) per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the three months ended March 31, 2017 and 2016 (in thousands, except per unit data):

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$22,946	$22,792	$154	$—	$(7,024)	$(6,977)	$(47)	$—
Declared distribution	$15,829	$15,723	$106	$—	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net income (loss)	7,117	7,069	48	—	(22,853)	(22,700)	(153)	—
Assumed allocation of net income (loss)	$22,946	$22,792	$154	$—	$(7,024)	$(6,977)	$(47)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,554				33,517
Dilutive effect of phantom units		56				—
Diluted weighted average limited partner units outstanding		33,610				33,517
Basic net income (loss) per limited partner unit		$0.68				$(0.21)
Diluted net income (loss) per limited partner unit (1)		$0.68				$(0.21)

(1)

Basic units were used to calculate diluted net loss per limited partner unit for the three months ended March 31, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

The board of directors of the General Partner declared the following quarterly cash distribution:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 28, 2017	$0.4625	March 31, 2017

See Note 13, “Partners’ Equity and Cash Distributions” for further information.

Note 3.    Inventories

The Partnership hedges substantially all of its petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts.  These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of the Partnership on a specific barrel basis.  Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, is recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level.  All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value.

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or net realizable value.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Distillates: home heating oil, diesel and kerosene	$157,037	$180,272
Gasoline	70,093	101,368
Gasoline blendstocks	49,276	54,582
Crude oil	121,577	136,113
Residual oil	18,319	29,536
Propane and other	976	3,167
Renewable identification numbers (RINs)	640	631
Convenience store inventory	16,034	16,209
Total	$433,952	$521,878

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $3.5 million and $4.0 million at March 31, 2017 and December 31, 2016, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $7.4 million and $13.4 million at March 31, 2017 and December 31, 2016, respectively.  Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2016	$294,768
Disposals (1)	(1,995)
Balance at March 31, 2017	$292,773

(1)	Disposals represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 6.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Buildings and improvements	$994,236	$984,373
Land	411,777	418,025
Fixtures and equipment	41,304	40,354
Idle plant assets	30,500	30,500
Construction in process	33,129	42,069
Capitalized internal use software	20,097	20,097
Total property and equipment	1,531,043	1,535,418
Less accumulated depreciation	456,578	435,519
Total	$1,074,465	$1,099,899

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and equipment includes assets held for sale of $11.9 million and $17.5 million at March 31, 2017 and December 31, 2016, respectively (see Note 5).  See Note 21 for assets held for sale recognized subsequent to March 31, 2017.

At March 31, 2017, the Partnership had a $61.5 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at March 31, 2017 and December 31, 2016.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility.  Associated with the fair value appraisals determined by third-party valuation specialists in support of the Partnership’s 2016 step two goodwill impairment test, the Partnership received an estimated fair value for the West Coast facility significantly in excess of the $61.5 million remaining net book value.  The estimated fair value obtained was based on market comparable transactions for sale of ethanol plant assets, both active and idle, at the time of sale.  While the fair value analysis was not prepared or obtained to support the recoverability of the West Coast facility or idle plant assets, the Partnership does not believe that changes in assumptions would impact the estimated fair value such that it might result in a fair value estimate of the West Coast facility that would be less than the $61.5 million net book value at March 31, 2017.  The Partnership will continue to monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Note 6.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Sale of natural gas brokerage and electricity businesses	$(14,172)	$—
Periodic divestiture of gasoline stations	(180)	579
Strategic asset divestiture program - Real estate firm coordinated sale	423	—
Loss on assets held for sale	2,051	5,536
Other	16	(10)
Net (gain) loss on sale and disposition of assets	$(11,862)	$6,105

Sale of Natural Gas and Electricity Brokerage Businesses

On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million.  See Note 1.

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets in the accompanying consolidated statements of operations and amounted to a $0.2 million gain and a $0.6 million loss for the three months ended March 31, 2017 and 2016 respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm to coordinate the sale of approximately 75 non-strategic GDSO sites as of March 31, 2017.  Since the Divesture Program was implemented, the Partnership completed the sale of 45 of these sites, of which 16 sites were sold during the three month ended March 31, 2017.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net (gain) loss on sale and disposition of assets in the accompanying consolidated statement of operations and amounted to a $0.4 million loss for the three months ended March 31, 2017, including the derecognition of $2.0 million of GDSO goodwill.  As of March 31, 2017, the criteria to be presented as held for sale was met for 22 of the remaining sites.  Through April 2017, such criteria was met for one additional site (see Note 21).

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 15 sites and 17 sites as held for sale at March 31, 2017 and December 31, 2016, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.2 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively, which are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 22 sites associated with the real estate firm coordinated sale discussed above as held for sale at March 31, 2017.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.9 and million and $0 for the three months ended March 31, 2017 and 2016, respectively, which are included in net (gain) loss on sale and disposition of assets in the accompanying consolidated statements of operations.

Assets held for sale of $11.9 million and $17.5 million at March 31, 2017 and December 31, 2016, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 7.    Debt and Financing Obligations

Credit Agreement

As of March 31, 2017, certain subsidiaries of the Partnership, as borrowers, and the Partnership and certain of its subsidiaries, as guarantors, had a $1.475 billion senior secured credit facility (the “Credit Agreement”) that was to

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

mature on April 30, 2018.  On April 25, 2017, the Partnership and certain of its subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020 (see “–Third Amended and Restated Credit Agreement” below).

As of March 31, 2017, the two facilities under the Credit Agreement included:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $900.0 million; and

•	a $575.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Credit Agreement had an accordion feature whereby the Partnership could request on the same terms and conditions of its then-existing credit agreement, provided no Event of Default (as defined in the Credit Agreement) existed, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million.

In addition, the Credit Agreement included a swing line pursuant to which Bank of America, N.A., as the swing line lender, could make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement).  Swing line loans bore interest at the Base Rate (as defined in the Credit Agreement).  The swing line was a sub-portion of the working capital revolving credit facility and was not an addition to the then total available commitments of $1.475 billion.

The average interest rates for the Credit Agreement were 3.4% and 3.8% for the three months ended March 31, 2017 and 2016, respectively.  The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at March 31, 2017, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $176.9 million as the current portion at March 31, 2017, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million at each of March 31, 2017 and December 31, 2016, and the current portion was $176.9 million and $274.6 million at March 31, 2017 and December 31, 2016, respectively.  The decrease in total borrowings under the working capital revolving credit facility of $97.7 million from December 31, 2016 was primarily due to decreases in accounts receivable and inventories, in part due to seasonality relating to the heating season, reduced inventory volume and a decline in prices.

As of March 31, 2017, the Partnership had total borrowings outstanding under the Credit Agreement of $527.6 million, including $200.7 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $39.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $908.3 million and $764.8 million at March 31, 2017 and December 31, 2016, respectively.

The Credit Agreement was secured by substantially all of the assets of the Partnership and the Partnership’s wholly owned subsidiaries and was guaranteed by the Partnership and its subsidiaries with the exception of Basin Transload.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement imposed financial covenants that required the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at March 31, 2017.  The Credit Agreement also contained a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limited distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Third Amended and Restated Credit Agreement

On April 25, 2017, the Partnership, its operating company, its operating subsidiaries and GLP Finance Corp. entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with Aggregate Commitments (as defined in the Amended Credit Agreement) available in the amount of $1.3 billion.  The Amended Credit Agreement will mature on April 30, 2020.

There are two facilities under the Amended Credit Agreement:

•

a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $850.0 million; and

•	a $450.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Amended Credit Agreement has an accordion feature whereby the borrowers may request on the same terms and conditions then applicable to the Amended Credit Agreement, provided no Event of Default (as defined in the Amended Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.6 billion.  Any such request for an increase by the borrowers must be in a minimum amount of $25.0 million.

In addition, the Amended Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Amended Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Amended Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.3 billion.

Borrowings under the Amended Credit Agreement are available in U.S. dollars and Canadian dollars.  The aggregate amount of loans made under the Amended Credit Agreement denominated in Canadian dollars cannot exceed $200.0 million.

Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Amended Credit Agreement, borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under the borrowing base may be affected by events beyond the Partnership’s control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require the Partnership to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  The Partnership can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to the Partnership.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Amended Credit Agreement).

Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 3.00%, which was reduced from the Eurocurrency rate plus 2.25% to 3.50%, (2) the cost of funds rate plus 2.00% to 3.00%, which was reduced from the cost of funds rate plus 2.25% to 3.50%, or (3) the base rate plus 1.00% to 2.00% which was reduced from the base rate plus 1.25% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Amended Credit Agreement).

The Amended Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Amended Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Amended Credit Agreement, ranging from 0.350% to 0.50% per annum.

The Amended Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.  The Amended Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Amended Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

The Amended Credit Agreement also added (or increased as the case may be) certain baskets that were not included in the Credit Agreement, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Amended Credit Agreement), (iv) an increase in the Sale/Leaseback Transaction (as defined in the Amended Credit Agreement) basket from $75.0 million to $100.0 million, and (v) a basket of $50.0 million in an aggregate amount over the life of the Amended Credit Agreement for the purchase of common units of the Partnership, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the Amended Credit Agreement provides the ability for borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The Amended Credit Agreement imposes financial covenants that require the borrowers to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Amended Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Amended Credit Agreement).  In addition, the Amended Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for each of the three months ended March 31, 2017 and 2016, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.4 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.  The financing obligation balance outstanding at March 31, 2017 was $89.9 million associated with the Capitol acquisition.

Sale Leaseback Transaction

On June 29, 2016, the Partnership sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, the Partnership entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale Leaseback Sites (such Master Lease Agreement, together with the Sale Leaseback Sites, the “Sale Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  The Partnership has one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  The Partnership does not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale Leaseback Transaction were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

The sale did not meet the criteria for sale accounting as of March 31, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three months ended March 31, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the financing obligation.  Interest expense and lease rental payments were $1.1 million for the three months ended March 31, 2017.  The financing obligation balance outstanding at March 31, 2017 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  The Partnership had unamortized deferred financing fees of $12.5 million and $14.1 million at March 31, 2017 and December 31, 2016, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $5.3 million and $6.5 million at March 31, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.3 million and $6.6 million at March 31, 2017 and December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.

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

Amortization expense of approximately $1.5 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, is included in interest expense in the accompanying consolidated statements of operations.

Note 8.    Derivative Financial Instruments

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at March 31, 2017:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	66,871	Thousands of barrels
Short	(72,498)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	6,928	Thousands of barrels
Short	(3,562)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2017	2016
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$20,696	$27,839

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(20,845)	$(24,175)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

At March 31 2017, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $398,000 and $28,000 for the three months ended March 31, 2017 and 2016, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for the three months ended March 31, 2017 and 2016.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Statement of Gain (Loss)	Three Months Ended
Derivatives not designated as	Recognized in	March 31,
hedging instruments	Income on Derivatives	2017	2016
Commodity contracts	Cost of sales	$1,554	$(415)
Forward foreign currency contracts	Cost of sales	—	39
Total		$1,554	$(376)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Commodity Contracts and Other Derivative Activity

The Partnership’s commodity contracts and other derivative activity include: (i) exchange-traded derivative contracts that are hedges against inventory and either do not qualify for hedge accounting or are not designated in a hedge accounting relationship, (ii) exchange-traded derivative contracts used to economically hedge physical forward contracts, (iii) financial forward and OTC swap agreements used to economically hedge physical forward contracts and (iv) the derivative instruments under the Partnership’s controlled trading program.  The Partnership does not take the normal purchase and sale exemption available under ASC 815 for its physical forward contracts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$4,006	$23,218	$27,224
Forward derivative contracts (1)	Derivative assets	—	2,720	2,720
Total asset derivatives		$4,006	$25,938	$29,944

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(6,282)	$(33,071)	$(39,353)
Forward derivative contracts (1)	Derivative liabilities	—	(4,986)	(4,986)
Interest rate swap contracts	Other long-term liabilities	—	(773)	(773)
Total liability derivatives		$(6,282)	$(38,830)	$(45,112)

		December 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$60,018	$60,018
Forward derivative contracts (1)	Derivative assets	—	21,382	21,382
Total asset derivatives		$—	$81,400	$81,400

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(33,877)	$(96,831)	$(130,708)
Forward derivative contracts (1)	Derivative liabilities	—	(27,413)	(27,413)
Interest rate swap contracts	Other long-term liabilities	—	(1,170)	(1,170)
Total liability derivatives		$(33,877)	$(125,414)	$(159,291)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value at March 31, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$2,199	$313	$—	$2,512
Swap agreements and options	—	208	—	—	208
Exchange-traded/cleared derivative instruments (2)	(12,128)	—	—	31,014	18,886
Pension plans	17,199	—	—	—	17,199
Total assets	$5,071	$2,407	$313	$31,014	$38,805

Liabilities:
Forward derivative contracts (1)	$—	$(4,438)	$(427)	$—	$(4,865)
Swap agreements and options	—	(121)	—	—	(121)
Interest rate swaps	—	(773)	—	—	(773)
Total liabilities	$—	$(5,332)	$(427)	$—	$(5,759)

	Fair Value at December 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,972	$1,683	$—	$20,655
Swap agreements and options	—	727	—	—	727
Exchange-traded/cleared derivative instruments (2)	(70,690)	—	—	98,344	27,654
Pension plans	16,777	—	—	—	16,777
Total assets	$(53,913)	$19,699	$1,683	$98,344	$65,813

Liabilities:
Forward derivative contracts (1)	$—	$(25,097)	$(2,054)	$—	$(27,151)
Swap agreements and options	—	(262)	—	—	(262)
Interest rate swaps	—	(1,170)	—	—	(1,170)
Total liabilities	$—	$(26,529)	$(2,054)	$—	$(28,583)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of the inventory qualifying for fair value hedge accounting approximates fair value due to adjustments for changes in fair value of the hedged item.  The fair values of the derivatives used by the Partnership are disclosed in Note 8.

The determination of the fair values above incorporates factors including not only the credit standing of the counterparties involved, but also the impact of the Partnership’s nonperformance risks on its liabilities.

The Partnership estimates the fair values of its 6.25% senior notes and 7.00% senior notes using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates, which are considered Level 2 inputs.  The fair values of the 6.25% senior notes and 7.00% senior notes, estimated by observing market trading prices of the 6.25% senior notes and 7.00% senior notes, respectively, were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$367,500	$375,000	$361,163
7.00% senior notes	$300,000	$297,000	$300,000	$289,500

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were $0.20 to $4.90 per barrel and $4.05 to $6.50 per barrel as of March 31, 2017 and December 31, 2016, respectively.  The estimates for these inputs for propane were $0 to $9.24 per barrel and $4.20 to $10.50 per barrel as of March 31, 2017 and December 31, 2016, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 8.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at March 31, 2017 (in thousands):

Fair value at December 31, 2016	$(371)
Derivatives entered into during the period	(192)
Derivatives sold during the period	183
Realized gains (losses) recorded in cost of sales	648
Unrealized gains (losses) recorded in cost of sales	(382)
Fair value at March 31, 2017	$(114)

The Partnership’s policy is to recognize transfers between levels with the fair value hierarchy as of the beginning of the reporting period.  The Partnership also excludes any activity for derivative instruments that were not classified as Level 3 at either the beginning or end of the reporting period.

Non-Recurring Fair Value Measures

Certain nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as acquired assets and liabilities, losses related to firm non-cancellable purchase commitments or long-lived assets subject to impairment.  For assets and liabilities measured on a non-recurring basis during the period, accounting guidance requires quantitative disclosures about the fair value measurements separately for each major category.  See Note 6 for a discussion of the Partnership’s losses on impairment of assets and Note 5 for assets held for sale.

Note 10.    Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at March 31, 2017 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments in	Dispositions	Adjustments	March 31,
Environmental Liability Related to:	2016	2017	2017	2017	2017
Retail gasoline stations	$58,456	$(813)	$(1,050)	$(725)	$55,868
Terminals	4,609	(33)	—	—	4,576
Total environmental liabilities	$63,065	$(846)	$(1,050)	$(725)	$60,444
Current portion	$5,341				$5,339
Long-term portion	57,724				55,105
Total environmental liabilities	$63,065				$60,444

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $7.8 million and $8.3 million in total asset retirement obligations at March 31, 2017 and December 31, 2016, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at March 31, 2017 and $0.2 million at December 31, 2016.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments at March 31, 2017 and December 31, 2016 were immaterial.

Note 11.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

services upon ninety (90) days’ advanced written notice.  As of March 31, 2017, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $24.6 million and $25.7 million for the three months ended March 31, 2017 and 2016, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	March 31,	December 31,
	2017	2016
Receivables from GPC	$72	$6
Receivables from the General Partner (1)	2,885	3,137
Total	$2,957	$3,143

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

Note 12.    Long-Term Incentive Plan

The Partnership has a Long Term Incentive Plan, as amended (the “LTIP”), whereby a total of 4,300,000 common units were authorized for delivery with respect to awards under the LTIP.  The LTIP provides for awards to employees, consultants and directors of the General Partner and employees and consultants of affiliates of the Partnership who perform services for the Partnership.  The LTIP allows for the award of options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights, unit awards and substitute awards.  Awards granted pursuant to the LTIP vest pursuant to the terms of the grant agreements.  Please read Note 15 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on the LTIP.

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2016	571,554	38.56
Vested	(10,659)	35.94
Forfeited	(51,203)	38.19
Outstanding non—vested units at March 31, 2017	509,692	38.66

The Partnership recorded total compensation expense related to the outstanding awards of $1.1 million for each of the three months ended March 31, 2017 and 2016, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  During the quarter ended March 31, 2017, a total of 51,203 phantom units were forfeited, the majority of which are related to phantom unit awards granted in 2013.  As the Partnership’s assumption for forfeitures at the time of grant was zero based on service history, the Partnership reversed compensation expenses related to the forfeitures in the amount of $1.2 million which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation cost related to the non-vested awards not yet recognized at March 31, 2017 was approximately $8.1 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three months ended March 31, 2017 and 2016.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at March 31, 2017 consisted of 33,995,563 common units issued, including 7,433,829 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the three months ended March 31, 2017.

Cash Distributions

The Partnership intends to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors.  The Amended Credit Agreement prohibits the Partnership from making cash distributions if any potential default or Event of Default, as defined in the Amended Credit Agreement, occurs or would result from the cash distribution. The indentures governing the Partnership’s outstanding senior notes also limit the Partnership’s ability to make distributions to its unitholders in certain circumstances.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distribution during 2017 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829

In addition, on April 28, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from January 1, 2017 through March 31, 2017.  On May 15, 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 10, 2017.

Note 14.    Unitholders’ Equity

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No common units have been sold by the Partnership pursuant to the at-the-market offering program since inception.

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$505,704	$342,729
Crude oil (1)	103,528	148,502
Other oils and related products (2)	616,567	419,009
Total	$1,225,799	$910,240
Product margin
Gasoline and gasoline blendstocks	$15,385	$16,362
Crude oil (1)	6,892	(2,373)
Other oils and related products (2)	29,873	25,249
Total	$52,150	$39,238
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$767,636	$616,103
Station operations (3)	75,596	85,185
Total	$843,232	$701,288
Product margin
Gasoline	$67,155	$65,387
Station operations (3)	38,895	42,925
Total	$106,050	$108,312
Commercial Segment:
Sales	$201,753	$139,284
Product margin	$4,189	$6,910
Combined sales and Product margin:
Sales	$2,270,784	$1,750,812
Product margin (4)	$162,389	$154,460
Depreciation allocated to cost of sales	(22,362)	(24,401)
Combined gross profit	$140,027	$130,059

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations primarily consist of convenience store sales and rental income.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 113 million gallons and 111 million gallons of the GDSO segment’s sales for the three months ended March 31, 2017 and 2016, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Except for natural gas, predominantly all of the Commercial segment’s sales are sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Combined gross profit	$140,027	$130,059
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	36,787	34,984
Operating expenses	67,213	72,236
Amortization expense	2,261	2,509
Net (gain) loss on sale and disposition of assets	(11,862)	6,105
Total operating costs and expenses	94,399	115,834
Operating income	45,628	14,225
Interest expense	(23,287)	(22,980)
Income tax benefit	164	920
Net income (loss)	22,505	(7,835)
Net loss attributable to noncontrolling interest	441	811
Net income (loss) attributable to Global Partners LP	$22,946	$(7,024)

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three months ended March 31, 2017 and 2016.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at March 31, 2017 and December 31, 2016 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
March 31, 2017	$729,855	$125	$1,253,019	$345,330	$2,328,329
December 31, 2016	$830,662	$134	$1,294,568	$438,656	$2,564,020

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Partnership computed its tax provision for the three months ended March 31, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate. The Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three months ended March 31, 2017, given a reliable estimate of the annual effective tax rate cannot be made.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  As of March 31, 2017 and December 31, 2016, the Partnership had $1.4 million of unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 (in thousands):

	Pension
Three Months Ended March 31, 2017	Plan	Derivatives	Total
Balance at December 31, 2016	$(4,269)	$(1,172)	$(5,441)
Other comprehensive income before reclassifications of gain (loss)	346	398	744
Amount of (loss) gain reclassified from accumulated other comprehensive income	(27)	—	(27)
Total comprehensive income	319	398	717
Balance at March 31, 2017	$(3,950)	$(774)	$(4,724)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 18.    Supplemental Cash Flow Information

The following table presents cash flow supplemental information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Borrowings from working capital revolving credit facility	$303,600	$418,200
Payments on working capital revolving credit facility	(401,300)	(331,100)
Net (payments on) borrowings from working capital revolving credit facility	$(97,700)	$87,100
Borrowings from revolving credit facility	$—	$15,000
Payments on revolving credit facility	(16,000)	(8,900)
Net (payments on) borrowings from revolving credit facility	$(16,000)	$6,100

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sold at the terminal now contains the appropriate additives.  Based upon current information, the Partnership believes approximately 14 million gallons of gasoline were impacted.  The Partnership has notified the EPA of this error.  As a result of this error, the Partnership could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally related to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September, 2016.  The Partnership has met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA should better explain its positions and the evidence on which it was relying.  The Partnership has signed a tolling agreement with respect to this matter through June 30, 2017.  To-date, the EPA has not taken any further action with respect to the NOV.

By letter dated October 5, 2015, the Partnership received a notice of intent to sue (the “October NOI”), which supersedes and replaces a prior notice of intent to sue that the Partnership received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA, particularly with respect to crude oil operations at the Albany Terminal.  The October NOI revises the superseded and replaced the September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 26, 2015, the Partnership received a Notice of Non-Compliance (“NON”) from the Massachusetts Department of Environmental Protection (“DEP”) with respect to the Revere terminal (the “Revere Terminal”) located in Boston Harbor in Revere, Massachusetts, alleging certain violations of the National Pollutant Discharge Elimination System Permit (“NPDES Permit”) related to storm water discharges.  The NON required the Partnership to submit a plan to remedy the reported violations of the NPDES Permit.  The Partnership has responded to the NON with a plan and has implemented modifications to the storm water management system at the Revere Terminal in accordance with the plan.  The Partnership has requested that the DEP acknowledge completion of the required modifications to the storm water management system in satisfaction of the NON.  While no response has yet been received, the Partnership believes that compliance with the NON has been achieved, and implementation of the plan will have no material impact on its operations.

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through June 30, 2017.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

Note 20.    New Accounting Standards

Except as disclosed below, there have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Partnership’s consolidated financial statements, from those disclosed in the Partnership’s 2016 Annual Report on Form 10-K, except for the following:

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards or Updates Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other.”  This standard eliminates step two from the goodwill impairment test, and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value.  This standard is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted.  This standard must be applied on a prospective basis.  The Partnership adopted this standard on January 1, 2017.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting.”  This standard simplifies several aspects of the accounting for share-based payment award transactions, including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements.  This standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted for any interim or annual period.  The Partnership adopted this standard on January 1, 2017.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”  This standard clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Partnership adopted this standard on January 1, 2017.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Partnership adopted this standard on January 1, 2017.  The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has modified the standard thereafter.  This standard, as amended, replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point the Partnership plans to adopt the standard.  The Partnership is evaluating the impact this standard will have on its consolidated financial statements.  To perform the evaluation, the Partnership established a cross-functional implementation team consisting of representatives from across all of the Partnership’s operating segments.  Based on initial evaluation efforts performed, the Partnership expects that a portion of its current and prospective revenue will be outside the scope of the standard.  Of the Partnership’s revenue recognized for the year ended December 31, 2016, approximately 40% originated as forward physical contracts (within the Wholesale and Commercial segments) which are accounted for as derivatives and are outside the scope of ASU 2014-09.

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

Note 21.    Subsequent Events

Amendment to Credit Agreement—On April 25, 2017, the Partnership and certain of its subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020.  See Note 7 for additional information.

Distribution—On April 28, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from January 1, 2017 through March 31, 2017.  On May 15, 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on May 10, 2017.

Sale of Gasoline Stations—Beginning in April 2016, the Partnership retained a real estate firm to coordinate the sales of approximately 75 non-strategic GDSO sites.  As of March 31, 2017, the Partnership completed the sale of 45 of these sites, and the criteria to be presented as held for sale was met for 22 of the remaining sites (see Note 6).  Through April 30, 2017, the criteria to be presented as held for sale was met for one additional site with a net book value of $0.1 million at March 31, 2017.  Assets held for sale are expected to be sold within the next 12 months.

Note 22.    Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations for the three months ended March 31, 2017 and 2016 and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

March 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13,042	$1,084	$—	$14,126
Accounts receivable, net	312,072	171	71	312,314
Accounts receivable - affiliates	2,957	71	(71)	2,957
Inventories	433,952	—	—	433,952
Brokerage margin deposits	18,886	—	—	18,886
Derivative assets	2,720	—	—	2,720
Prepaid expenses and other current assets	70,841	269	—	71,110
Total current assets	854,470	1,595	—	856,065
Property and equipment, net	1,063,816	10,649	—	1,074,465
Intangible assets, net	62,443	—	—	62,443
Goodwill	292,773	—	—	292,773
Other assets	42,583	—	—	42,583
Total assets	$2,316,085	$12,244	$—	$2,328,329

Liabilities and partners' equity
Current liabilities:
Accounts payable	$231,925	$200	$—	$232,125
Accounts payable - affiliates	(36)	36	—	—
Working capital revolving credit facility - current portion	176,900	—	—	176,900
Environmental liabilities - current portion	5,339	—	—	5,339
Trustee taxes payable	98,955	—	—	98,955
Accrued expenses and other current liabilities	59,101	70	—	59,171
Derivative liabilities	4,986	—	—	4,986
Total current liabilities	577,170	306	—	577,476
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	200,700	—	—	200,700
Senior notes	659,805	—	—	659,805
Environmental liabilities - less current portion	55,105	—	—	55,105
Financing obligations	152,466	—	—	152,466
Deferred tax liabilities	65,296	—	—	65,296
Other long-term liabilities	62,173	—	—	62,173
Total liabilities	1,922,715	306	—	1,923,021

Partners' equity
Global Partners LP equity	393,370	7,193	—	400,563
Noncontrolling interest	—	4,745	—	4,745
Total partners' equity	393,370	11,938	—	405,308
Total liabilities and partners' equity	$2,316,085	$12,244	$—	$2,328,329

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$2,270,121	$669	$(6)	$2,270,784
Cost of sales	2,129,652	1,111	(6)	2,130,757
Gross profit	140,469	(442)	—	140,027
Costs and operating expenses:
Selling, general and administrative expenses	36,673	114	—	36,787
Operating expenses	66,649	564	—	67,213
Amortization expense	2,261	—	—	2,261
Net (gain) loss on sale and disposition of assets	(11,845)	(17)	—	(11,862)
Total costs and operating expenses	93,738	661	—	94,399
Operating income (loss)	46,731	(1,103)	—	45,628
Interest expense	(23,287)	—	—	(23,287)
Income (loss) before income tax benefit	23,444	(1,103)	—	22,341
Income tax benefit	164	—	—	164
Net income (loss)	23,608	(1,103)	—	22,505
Net loss attributable to noncontrolling interest	—	441	—	441
Net income (loss) attributable to Global Partners LP	23,608	(662)	—	22,946
Less: General partners' interest in net income, including incentive distribution rights	154	—	—	154
Limited partners' interest in net income (loss)	$23,454	$(662)	$—	$22,792

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated

Sales	$1,750,281	$2,633	$(2,102)	$1,750,812
Cost of sales	1,620,015	2,840	(2,102)	1,620,753
Gross profit	130,266	(207)	—	130,059
Costs and operating expenses:
Selling, general and administrative expenses	34,751	233	—	34,984
Operating expenses	70,649	1,587	—	72,236
Amortization expense	2,509	—	—	2,509
Net loss on sale and disposition of assets	6,105	—	—	6,105
Total costs and operating expenses	114,014	1,820	—	115,834
Operating income (loss)	16,252	(2,027)	—	14,225
Interest expense	(22,980)	—	—	(22,980)
Loss before income tax benefit	(6,728)	(2,027)	—	(8,755)
Income tax benefit	920	—	—	920
Net loss	(5,808)	(2,027)	—	(7,835)
Net loss attributable to noncontrolling interest	—	811	—	811
Net loss attributable to Global Partners LP	(5,808)	(1,216)	—	(7,024)
Less: General partners' interest in net loss, including incentive distribution rights	(47)	—	—	(47)
Limited partners' interest in net loss	$(5,761)	$(1,216)	$—	$(6,977)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Three Months Ended March 31, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$117,156	$409	$117,565

Cash flows from investing activities
Capital expenditures	(8,378)	—	(8,378)
Proceeds from sale of property and equipment	24,229	20	24,249
Net cash provided by investing activities	15,851	20	15,871

Cash flows from financing activities
Net payments on working capital revolving credit facility	(97,700)	—	(97,700)
Net payments on revolving credit facility	(16,000)	—	(16,000)
Distributions to partners	(15,638)	—	(15,638)
Net cash used in financing activities	(129,338)	—	(129,338)

Cash and cash equivalents
Increase in cash and cash equivalents	3,669	429	4,098
Cash and cash equivalents at beginning of period	9,373	655	10,028
Cash and cash equivalents at end of period	$13,042	$1,084	$14,126

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines.  A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, which has resulted and could continue to result in a decrease in the utilization of our transportation assets, could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.  For example, during 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

Additional information about risks and uncertainties that could cause actual results to differ materially from forward-looking statements is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of March 31, 2017, we had a portfolio of 1,445 owned, leased and/or supplied gasoline stations, including 243 directly operated convenience stores, in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales and gasoline station rental income.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.2 billion of refined petroleum products, renewable fuels, crude oil, natural gas and propane for the three months ended March 31, 2017.  In addition, we had other revenues of approximately $0.1 billion for the three months ended March 31, 2017, primarily from convenience store sales at our directly operated stores and rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

2017 Recent Events

Amended and Restated Credit Agreement—On April 25, 2017, we and certain of our subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020 from April 30, 2018.  See Note 7 for additional information.

Sale of Natural Gas and Electricity Business—On February 1, 2017, we completed the sale of our natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and we realized a gain on the sale of $14.2 million.  The sale of our natural gas marketing and electricity brokerage businesses reflects our ongoing program to monetize non-strategic assets that are not fundamental to our growth strategy.  Prior to the sale, the results of our natural gas marketing and electricity brokerage businesses were included in our Commercial segment.

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

Sale Leaseback Transaction—On June 29, 2016, we and our wholly owned subsidiaries Global Companies LLC, Global Montello Group Corp. and Alliance Energy LLC (“Alliance”), and Alliance’s wholly owned subsidiary, Bursaw Oil LLC sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to these sites.  See Note 7 of Notes to Consolidated Financial Statements.

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

Wholesale

In our Wholesale segment, we engage in the logistics of selling, gathering, storage and transportation of refined petroleum products, renewable fuels, crude oil and propane.  We transport these products by railcars, barges and/or pipelines pursuant to spot or long-term contracts.  From time to time, we aggregate crude oil by truck or pipeline in the mid-continent region of the United States and Canada, transport it by rail and ship it by barge to refiners.  We sell home heating oil, branded and unbranded gasoline and gasoline blendstocks, diesel, kerosene, residual oil and propane to home heating oil and propane retailers and wholesale distributors.  Generally, customers use their own vehicles or contract carriers to take delivery of the gasoline and distillates at bulk terminals and inland storage facilities that we own or control or at which we have throughput or exchange arrangements.  Ethanol is shipped primarily by rail and by barge.

In our Wholesale segment, we obtain RINs in connection with our purchase of ethanol which is used for bulk trading purposes or for blending with gasoline through our terminal system.  A RIN is a renewable identification number associated with government-mandated renewable fuel standards.  To evidence that the required volume of renewable fuel is blended with gasoline, obligated parties must retire sufficient RINs to cover their RVO.  Our EPA obligations relative to renewable fuel reporting are largely limited to the foreign gasoline and diesel that we may import.

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

As of March 31, 2017, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	243
Commissioned agents	268
Lessee dealers	242
Contract dealers	692
Total	1,445

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

Commercial

In our Commercial segment, we include sales and deliveries to end user customers in the public sector and to large commercial and industrial end users of unbranded gasoline, home heating oil, diesel, kerosene, residual oil and bunker fuel.  In the case of public sector commercial and industrial end user customers, we sell products primarily either through a competitive bidding process or through contracts of various terms.  We generally arrange for the delivery of the product to the customer’s designated location, and we respond to publicly-issued requests for product proposals and quotes.  Our Commercial segment also includes sales of custom blended fuels delivered by barges or from a terminal dock to ships through bunkering activity.

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

•

We have contractual obligations for certain transportation assets such as railcars, barges and pipelines. A decline in demand for (i) the products we sell, including crude oil and ethanol, or (ii) our logistics activities, could result in a decrease in the utilization of our transportation assets, which could negatively impact our financial condition, results of operations and cash available for distribution to our unitholders.  For example, during 2016, we experienced adverse market conditions in crude oil caused by an over-supplied crude oil market which resulted in tighter price differentials, and we experienced a reduction in our railcar movements but remained obligated to pay the applicable fixed charges for railcar leases.

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

•

Changes in government usage mandates and tax credits could adversely affect the availability and pricing of ethanol, which could negatively impact our sales. The EPA has implemented a Renewable Fuels Standard (“RFS”) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007.  The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into transportation fuels consumed in the United States.  A RIN is assigned to each gallon of renewable fuel produced in or imported into the United States.  We are exposed to the volatility in the market price of RINs.  We cannot predict the future prices of RINs.  RIN prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, and levels of transportation fuels produced, all of which can vary significantly from quarter to quarter.  If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, our results of operations and cash flows could be adversely affected.  Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline and ethanol, taking into consideration the EPA’s regulations on RFS program and oxygenate blending requirements.  A reduction or waiver of the RFS mandate or oxygenate blending requirements could adversely affect the availability and pricing of ethanol, which in turn could adversely affect our future gasoline and ethanol sales.  In addition, changes in blending requirements could affect the price of RINs which could impact the magnitude of the mark-to-market liability recorded for the deficiency, if any, in our RIN position relative to our RVO at a point in time.

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

Operating Expenses

Operating expenses are costs associated with the operation of the terminals, transload facilities and gasoline stations used in our business.  Lease payments, maintenance and repair, property taxes, utilities, credit card fees, taxes, labor and labor-related expenses comprise the most significant portion of our operating expenses.  The majority of these expenses remains relatively stable independent of the volumes through our system but fluctuate slightly depending on the activities performed during a specific period.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) attributable to Global Partners LP	$22,946	$(7,024)
EBITDA (1)	$71,920	$42,572
Adjusted EBITDA (1)	$60,058	$48,677
Distributable cash flow (2)(3)	$44,174	$16,381
Wholesale Segment:
Volume (gallons)	778,280	814,985
Sales
Gasoline and gasoline blendstocks	$505,704	$342,729
Crude oil (4)	103,528	148,502
Other oils and related products (5)	616,567	419,009
Total	$1,225,799	$910,240
Product margin
Gasoline and gasoline blendstocks	$15,385	$16,362
Crude oil (4)	6,892	(2,373)
Other oils and related products (5)	29,873	25,249
Total	$52,150	$39,238
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	366,099	363,847
Sales
Gasoline	$767,636	$616,103
Station operations (6)	75,596	85,185
Total	$843,232	$701,288
Product margin
Gasoline	$67,155	$65,387
Station operations (6)	38,895	42,925
Total	$106,050	$108,312
Commercial Segment:
Volume (gallons)	131,523	127,725
Sales	$201,753	$139,284
Product margin	$4,189	$6,910
Combined sales and product margin:
Sales	$2,270,784	$1,750,812
Product margin (7)	$162,389	$154,460
Depreciation allocated to cost of sales	(22,362)	(24,401)
Combined gross profit	$140,027	$130,059

GDSO portfolio as of March 31, 2017 and 2016:	2017	2016
Company operated	243	274
Commissioned agents	268	283
Lessee dealers	242	274
Contract dealers	692	667
Total GDSO portfolio	1,445	1,498

	Three Months Ended
	March 31,
	2017	2016
Weather conditions:
Normal heating degree days	2,870	2,901
Actual heating degree days	2,659	2,560
Variance from normal heating degree days	(7)%	(12)%
Variance from prior period actual heating degree days	4%	(26)%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for the loss on sale and disposition of assets.  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(3)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.3 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively.  Excluding the net loss on sale and disposition of assets, distributable cash flow would have been $46.5 million and $22.5 million for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage business in February 2017.  See Note 1 of Notes to Consolidated Financial Statements.

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$22,505	$(7,835)
Net loss attributable to noncontrolling interest	441	811
Net income (loss) attributable to Global Partners LP	22,946	(7,024)
Depreciation and amortization, excluding the impact of noncontrolling interest	25,851	27,536
Interest expense, excluding the impact of noncontrolling interest	23,287	22,980
Income tax benefit	(164)	(920)
EBITDA	71,920	42,572
Net (gain) loss on sale and disposition of assets	(11,862)	6,105
Adjusted EBITDA	$60,058	$48,677

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$117,565	$(53,516)
Net changes in operating assets and liabilities and certain non-cash items	(68,696)	74,350
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(72)	(322)
Interest expense, excluding the impact of noncontrolling interest	23,287	22,980
Income tax benefit	(164)	(920)
EBITDA	71,920	42,572
Net (gain) loss on sale and disposition of assets	(11,862)	6,105
Adjusted EBITDA	$60,058	$48,677

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$22,505	$(7,835)
Net loss attributable to noncontrolling interest	441	811
Net income (loss) attributable to Global Partners LP	22,946	(7,024)
Depreciation and amortization, excluding the impact of noncontrolling interest	25,851	27,536
Amortization of deferred financing fees and senior notes discount	1,891	1,772
Amortization of routine bank refinancing fees	(1,167)	(1,077)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(5,347)	(4,826)
Distributable cash flow (1)(2)	$44,174	$16,381

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$117,565	$(53,516)
Net changes in operating assets and liabilities and certain non-cash items	(68,696)	74,350
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(72)	(322)
Amortization of deferred financing fees and senior notes discount	1,891	1,772
Amortization of routine bank refinancing fees	(1,167)	(1,077)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(5,347)	(4,826)
Distributable cash flow (1)(2)	$44,174	$16,381

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for the loss on sale and disposition of assets.  The table above presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.3 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively.  Excluding the net loss on sale and disposition of assets, distributable cash flow would have been $46.5 million and $22.5 million for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage business in February 2017.  See Note 1 of Notes to Consolidated Financial Statements.

Consolidated Sales

Our total sales were $2.3 billion and $1.8 billion for the three months ended March 31, 2017 and 2016, respectively, an increase of $0.5 billion, or 28%, due to an increase in prices.  Our aggregate volume of product sold was 1.3 billion gallons for each of the three months ended March 31, 2017 and 2016.

Gross Profit

Our gross profit was $140.0 million and $130.1 million for three months ended March 31, 2017 and 2016, respectively, an increase of $9.9 million, or 8%, primarily due to increases in our Wholesale segment product margins in crude oil and in distillates, offset by decreases in product margins in our GDSO stations operations and in our Commercial segment, primarily as a result of the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $505.7 million and $342.7 million for the three months ended March 31, 2017 and 2016, respectively.  The increase of approximately $163.0 million, or 48%, was due to an increase in prices and in volume sold.  Our gasoline and gasoline blendstocks product margin was $15.4 million and $16.4 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $1.0 million, or 6%, due to less favorable market conditions in gasoline blendstocks, primarily ethanol.

Crude Oil.  Crude oil sales and logistics revenues were $103.5 million and $148.5 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $45.0 million, or 30%, due to a decrease in volume sold as crude oil did not discount sufficiently to make rail transport to the East Coast competitive with imports.  Our crude oil product margin was $6.9 million and negative $2.4 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $9.3 million, or approximately 390%, primarily due to revenue related to a take-or-pay contract with one particular customer and a decrease in railcar lease expense as a result of our early termination of a sublease in December 2016, partially offset by less volume through our system.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $616.6 million and $419.0 million for the three months ended March 31, 2017 and 2016, respectively.  The increase of $197.6 million, or 47%, was primarily due to an increase in prices.  Our product margin from other oils and related products was $29.9 million and $25.2 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $4.7 million, or 19%, primarily due to favorable market conditions in distillates.  Weather was colder for the first quarter of 2017 compared to the first quarter of 2016, but our product margin in other oils and related products was negatively impacted by warmer-than-normal temperatures in each of the first quarters of 2017 and 2016.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $767.6 million and $616.1 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $151.5 million, or 25%, primarily due to an increase in prices.  Our product margin from gasoline distribution was $67.1 million and $65.4 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $1.7 million, or 3%.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $75.6 million and $85.2 million for the three months ended March 31, 2017 and 2016, respectively.  Our product margin from station operations was $38.9 million and $42.9 million for the three months ended March 31, 2017 and 2016, respectively.  The decreases of $9.6 million and $4.0 million in sales and product margin, respectively, are due, in part, to the sale of sites, including the Drake Sites, partially offset by the addition of leased company operated sites in April 2016.

Results for Commercial Segment

Our commercial sales were $201.8 million and $139.3 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $62.5 million, or 45%, primarily due to an increase in prices.  Our commercial product margin was $4.2 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $2.7 million, or 39%, primarily due to the sale of our natural gas marketing and electricity brokerage businesses in February 2017.

Selling, General and Administrative Expenses

SG&A expenses were $36.8 million and $35.0 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $1.8 million, or 5%, including increases of $1.7 million in accrued incentive compensation, $0.6 million in professional fees and $1.6 million in other SG&A expenses, including an increase in reserves related to the sale of our natural gas marketing and electricity brokerage businesses in February 2017.  The increase in SG&A expenses was offset by a decrease of $0.8 million in wages and benefits and also reflects $1.3 million in severance charges incurred in the first quarter of 2016 related to a reduction in our workforce.

Operating Expenses

Operating expenses were $67.2 million and $72.2 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $5.0 million, or 7%.  Operating expenses decreased by $2.3 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites, offset by increases in rent expense associated with additional leased sites and in credit card fees due to higher gasoline prices.  Operating expenses decreased by $1.1 million associated with our terminal operations (excluding our Oregon facility), primarily at our Basin Transload facilities in North Dakota due to less activity.  In addition, in the first quarter of 2016, we incurred $1.6 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading.

Amortization Expense

Amortization expense related to our intangible assets was $2.3 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

Net Gain (Loss) on Sale and Disposition of Assets

Net gain (loss) on sale and disposition of assets was $11.9 million and ($6.1 million) for three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017 and a net loss on the sale and disposition of assets of $2.3 million.  The net losses for the three months ended March 31, 2017 and 2016 were primarily due to the sale of GDSO sites.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

Interest Expense

Interest expense was $23.3 million and $23.0 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $0.3 million, or 1%.

Income Tax Benefit

Income tax benefit of $0.2 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, reflect income tax expense on the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest was $0.4 million and $0.8 million the for three months ended March 31, 2017 and 2016, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, capital expenditures and distributions and to service our indebtedness.  Our primary sources of liquidity are cash generated from operations, amounts available under our working capital revolving credit facility and equity and debt offerings.  On April 25, 2017, we entered into a third amended and restated credit agreement.  Please read “—Credit Agreement” and “—Third Amended and Restated Credit Agreement” for more information on our working capital revolving credit facility.

Working capital was $278.5 million and $276.2 million at March 31, 2017 and December 31, 2016, respectively, an increase of $2.3 million.  The increases to working capital primarily include (i) a $97.7 million decrease in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 7 of Notes to Consolidated Financial Statements); (ii) an $88.1 million reduction in accounts payable, primarily due to seasonality relating to the heating season and to a decline in prices; and (iii) a $11.3 million decrease in accrued expenses and other current liabilities, for a total increase of $197.1 million.  The increase was offset by decreases of $109.0 million in accounts receivable and $87.9 million in inventories as we exited the heating season, reduced inventory volume and a decline in prices.

Cash Distributions

During 2017, we paid the following cash distribution to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2017	$15.8 million	Fourth quarter 2016

On April 28, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from January 1, 2017 through March 31, 2017 to our unitholders of record as of the close of business on May 10, 2017.  We expect to pay the cash distribution of approximately $15.8 million on May 15, 2017.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at March 31, 2017 were as follows (in thousands):

	Payments due by period
	Remainder of				2021 and
Contractual Obligations	2017	2018	2019	2020	Thereafter	Total
Credit facility obligations (1)	$190,445	$354,702	$—	$—	$—	$545,147
Senior notes obligations (2)	38,883	44,438	44,438	44,438	762,657	934,854
Operating lease obligations (3)	86,697	84,787	52,782	30,553	154,927	409,746
Capital lease obligations	248	6	—	—	—	254
Other long-term liabilities (4)	20,593	24,902	37,791	25,150	76,323	184,759
Financing obligations (5)	10,593	14,327	14,561	14,801	143,708	197,990
Total	$347,459	$523,162	$149,572	$114,942	$1,137,615	$2,272,750

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at March 31, 2017 and assumes a ratable payment through the expiration date.  Our credit agreement had a contractual maturity of April 30, 2018 and, at March 31, 2017, no principal payments were required prior to that maturity date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expected to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expected to be outstanding during the entire year.  On April 25, 2017, we entered into a third amended and restated credit agreement.  Please read “—Credit Agreement” and “—Third Amended and Restated Credit Agreement” for more information on our working capital revolving credit facility.

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

(5)

Includes lease rental payments in connection with (i) the acquisition of Capitol related to properties previously sold by Capitol within two sale-leaseback transactions; and (ii) the sale of real property assets at 30 gasoline stations and convenience stores.  These transactions did not meet the criteria for sale accounting and the lease rental payments are classified as interest expense on the respective financing obligation and the pay-down of the related financing obligation.  See Note 7 of Notes to Consolidated Financial Statement for additional information.

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $5.3 million and $4.8 million in maintenance capital expenditures for the three months ended March 31, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $4.0 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $3.0 million and $11.6 million in expansion capital expenditures for the three months ended March 31, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the three months ended March 31, 2017, the $3.0 million in expansion capital expenditures primarily related to investments in information technology and related equipment and, to a lesser extent, raze and rebuilds and improvements at retail gasoline stations.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Three Months Ended
	2017	2016
Net cash provided by (used in) operating activities	$117,565	$(53,516)
Net cash provided by (used in) investing activities	$15,871	$(7,863)
Net cash (used in) provided by financing activities	$(129,338)	$77,332

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $117.5 million and ($53.5 million) for the three months ended March 31, 2017 and 2016, respectively, for a period-over-period increase in cash provided by operating activities of $171.0 million.  The primary drivers of the change include the following (in thousands):

	Three Months Ended		Period over
	March 31,		Period
	2017	2016	Change
Decrease in accounts receivable	$108,294	$2,945	$105,349
Decrease (increase in inventories)	$87,379	$(13,920)	$101,299
Decrease in accounts payable	$(88,137)	$(47,982)	$(40,155)
(Decrease) increase in change in derivatives	$(5,256)	$16,714	$(21,970)

During the three months ended March 31, 2017, the decreases in accounts receivable, inventories and accounts payable were primarily due to the change in activity as we exited the heating season, reduced inventory volume and a decline in prices.  The increase in net cash provided by operating activities also reflects the period-over-period increase in net income of $30.3 million, including the gain on the sale of our natural gas marketing and electricity brokerage businesses, offset by the change in derivatives year over year which required funds of $22.0 million.

During the three months ended March 31, 2016, the decrease in accounts payable was primarily due to the change in activity as we exited the heating season and because of lower crude oil volume sold.  In addition, due to favorable market conditions, we elected to use our storage capacity to carry increased levels of inventory.

Net cash provided by investing activities was $15.9 million for the three months ended March 31, 2017 and included $24.2 million in proceeds from the sale of property and equipment ($16.3 million from the sale of our natural gas marketing and electricity brokerage businesses, less $0.5 million in related transaction costs, and $8.4 million primarily from the sales of GDSO sites), offset by $3.0 million in expansion capital expenditures and $5.3 million in maintenance capital expenditures.

Net cash used in investing activities was $7.9 million for the three months ended March 31, 2016 included $11.6 million in expansion capital expenditures and $4.8 million in maintenance capital expenditures, offset by $8.5 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the three months ended March 31, 2017 and 2016.

Net cash used in financing activities was $129.3 million for the three months ended March 31, 2017 and included $97.7 million in net payments on our working capital revolving credit facility, $16.0 million in net payments on our revolving credit facility and $15.6 million in cash distributions to our common unitholders and our general partner.

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

Credit Agreement

As of March 31, 2017, certain subsidiaries of ours, as borrowers, and we and certain of our subsidiaries, as guarantors, had a $1.475 billion senior secured credit facility that was to mature on April 30, 2018.  On April 25, 2017, we and certain of our subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020 (see “–Third Amended and Restated Credit Agreement” below).

We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.

As of March 31, 2017, the two facilities under the credit agreement included:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $900.0 million; and
•	a $575.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the credit agreement had an accordion feature whereby we could request on the same terms and conditions of our then-existing credit agreement, provided no Event of Default (as defined in the credit agreement) existed, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate.

In addition, the credit agreement included a swing line pursuant to which Bank of America, N.A., as the swing line lender, could make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $50.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement).  Swing line loans bore interest at the Base Rate (as defined in the credit agreement). The swing line was a sub-portion of the working capital revolving credit facility and was not an addition to the then total available commitments of $1.475 billion.

The average interest rates for the credit agreement were 3.4% and 3.8% for the three months ended March 31, 2017 and 2016, respectively.  The decline in the average interest rates is due to the May 2016 expiration of an interest rate swap.

As of March 31, 2017, we had total borrowings outstanding under the credit agreement of $527.6 million, including $200.7 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $39.1 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $908.3 million and $764.8 million at March 31, 2017 and December 31, 2016, respectively.

Our obligations under the credit agreement were secured by substantially all of our assets and the assets of our wholly-owned subsidiaries, and the credit agreement was guaranteed by our subsidiaries and us with the exception of Basin Transload.

The credit agreement imposed financial covenants that required us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at March 31, 2017.  The credit agreement also contained a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limited distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Third Amended and Restated Credit Agreement

On April 25, 2017, we, our operating company, our operating subsidiaries and GLP Finance Corp. entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with Aggregate Commitments (as defined in the Amended Credit Agreement) available in the amount of $1.3 billion.  The Amended Credit Agreement will mature on April 30, 2020.

There are two facilities under the Amended Credit Agreement:

•	a working capital revolving credit facility to be used for working capital purposes and letters of credit in the principal amount equal to the lesser of our borrowing base and $850.0 million; and

•	a $450.0 million revolving credit facility to be used for acquisitions, joint ventures, capital expenditures, letters of credit and general corporate purposes.

In addition, the Amended Credit Agreement has an accordion feature whereby the borrowers may request on the same terms and conditions then applicable to the Amended Credit Agreement, provided no Event of Default (as defined in the Amended Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.6 billion.  Any such request for an increase by the borrowers must be in a minimum amount of $25.0 million.

In addition, the Amended Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Amended Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Amended Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.3 billion.

Borrowings under the Amended Credit Agreement are available in U.S. dollars and Canadian dollars.  The aggregate amount of loans made under the Amended Credit Agreement denominated in Canadian dollars cannot exceed $200.0 million.

Availability under the working capital revolving credit facility is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets.  Under the Amended Credit Agreement, borrowings under the working capital revolving credit facility cannot exceed the then current borrowing base.  Availability under the borrowing base may be affected by events beyond our control, such as changes in petroleum product prices, collection cycles, counterparty performance, advance rates and limits and general economic conditions.  These and other events could require us to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures.  We can provide no assurance that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the Amended Credit Agreement).

Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 3.00%, which was reduced from the Eurocurrency rate plus 2.25% to 3.50%, (2) the cost of funds rate plus 2.00% to 3.00%, which was reduced from the cost of funds rate plus 2.25% to 3.50%, or (3) the base rate plus 1.00% to 2.00% which was reduced from the base rate plus 1.25% to 2.50%, each depending on the Combined Total Leverage Ratio (as defined in the Amended Credit Agreement).

The Amended Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Amended Credit Agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the Amended Credit Agreement, ranging from 0.350% to 0.50% per annum.

The Amended Credit Agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and our subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.  The Amended Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Amended Credit Agreement) would occur as a result thereof, and certain limitations on our ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of our business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

The Amended Credit Agreement also added (or increased as the case may be) certain baskets that were not included in the prior credit agreement, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Amended Credit Agreement), (iv) an increase in the Sale/Leaseback Transaction (as defined in the Amended Credit Agreement) basket from $75.0 million to $100.0 million, and (v) a basket of $50.0 million in an aggregate amount over the life of the Amended Credit Agreement for the purchase of our common units, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the Amended Credit Agreement provides the ability for borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The Amended Credit Agreement imposes financial covenants that require the borrowers to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Amended Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Amended Credit Agreement).  In addition, the Amended Credit Agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at March 31, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the term of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for each of the three months ended March 31, 2017 and 2016, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the lease based upon the lease rental payments which were $2.4 million and $2.3 million for the three months ended

March 31, 2017 and 2016, respectively.  The financing obligation balance outstanding at March 31, 2017 was $89.9 million associated with the Capitol acquisition.

Sale Leaseback Transaction

On June 29, 2016, we, sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale Leaseback Sites (such Master Lease Agreement, together with the Sale Leaseback Sites, the “Sale Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  We have one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  We do not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale Leaseback Transaction were used to reduce indebtedness outstanding under our revolving credit facility.

The sale did not meet the criteria for sale accounting as of March 31, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three months ended March 31, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for the three months ended March 31, 2017.  The financing obligation balance outstanding at March 31, 2017 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  We had unamortized deferred financing fees of $12.5 million and $14.1 million at March 31, 2017 and December 31, 2016, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $5.3 million and $6.5 million at March 31, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.3 million and $6.6 million at March 31, 2017 and December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.

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

Amortization expense of approximately $1.5 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future.  Changes in these estimates will occur as a result of the passage of time and the occurrence of future events.  Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known.  We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment, and involve complex analysis:  inventory, leases, revenue recognition, derivative financial instruments, goodwill, evaluation of intangibles, evaluation of long-lived assets, environmental and other liabilities and related party transactions.

The significant accounting policies and estimates that we have adopted and followed in the preparation of our consolidated financial statements are detailed in Note 2 of Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no subsequent changes in these policies and estimates that had a significant impact on our financial condition and results of operations for the periods covered in this report.

Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 20 of Notes to Consolidated Financial Statements included elsewhere in this report.

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

As of March 31, 2017, we had total borrowings outstanding under our credit agreement of $527.6 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $5.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At March 31, 2017, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

See Note 8 of Notes to Consolidated Financial Statements for additional information on our derivative instruments.

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

At March 31, 2017, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	March 31,	Effect of 10%	Effect of 10%
	2017	Price Increase	Price Decrease
Exchange traded derivative contracts	$(12,128)	$(37,366)	$37,366
Forward derivative contracts	(2,266)	(2,954)	2,954
	$(14,394)	$(40,320)	$40,320

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at

March 31, 2017.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $18.9 million at March 31, 2017.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

General

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we do not believe that we are a party to any litigation that will have a material adverse impact on our financial condition or results of operations.  Except as described below and in Note 10 in this Quarterly Report on Form 10-Q, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us.  We maintain insurance policies with insurers in amounts and with coverage and deductibles as our general partner believes are reasonable and prudent.  However, we can provide no assurance that this insurance will be adequate to protect us from all material expenses related to potential future claims or that these levels of insurance will be available in the future at economically acceptable prices.

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

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the CAA.  The information requested generally related to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that our permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  We believe that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  We dispute the claims alleged in the NOV and responded to the EPA in September, 2016.  We have met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to us relating to the allegations in the NOV.  On January 17, 2017, we responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA should better explain its positions and the evidence on which it was relying.  We have signed a tolling agreement with respect to this matter through June 30, 2017.  To-date, the EPA has not taken any further action with respect to the NOV.

By letter dated October 5, 2015, we received a notice of intent to sue (“October NOI”), which supersedes and replaces a prior notice of intent to sue that we received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA, particularly with respect to crude oil operations at the Albany Terminal.  The October NOI revises the superseded and replaced the September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  We have responded to the Supplemental NOV and engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through June 30, 2017.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

Item 6.Exhibits

Exhibits required to be filed by Item 601 of Registration S-K are set forth in the Exhibit Index accompanying this Quarterly Report and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: May 9, 2017		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017		By:	/s/ Daphne H. Foster
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

10.1*††	—

Third Amended and Restated Credit Agreement, dated as of April 25, 2017, among Global Operating LLC, Global Companies LLC, Global Montello Group Corp., Glen Hes Corp., Chelsea Sandwich LLC, GLP Finance Corp., Global Energy Marketing LLC, Global CNG LLC, Alliance Energy LLC, Cascade Kelly Holdings LLC and Warren Equities, Inc. as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender, Alternative Currency Fronting Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as an L/C Issuer, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as Co-Syndication Agents, Citizens Bank, N.A., Societe Generale, BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Citizens Bank N.A., Societe Generale, BNP Paribas, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. NY Branch as Joint Lead Arrangers and Joint Book Managers.

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

††Portions of this exhibit have been omitted pursuant to a request for confidential treatment.  The omitted information has been filed separately with the Securities and Exchange Commission.