Form 10-Q
period 2017-06-30
GLOBAL PARTNERS LP
filed 2017-08-09
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The issuer had 33,995,563 common units outstanding as of August 7, 2017.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,922	$10,028
Accounts receivable, net	260,906	421,360
Accounts receivable—affiliates	3,846	3,143
Inventories	370,364	521,878
Brokerage margin deposits	9,413	27,653
Derivative assets	6,168	21,382
Prepaid expenses and other current assets	74,161	70,022
Total current assets	730,780	1,075,466
Property and equipment, net	1,054,584	1,099,899
Intangible assets, net	59,965	65,013
Goodwill	291,843	294,768
Other assets	60,408	28,874
Total assets	$2,197,580	$2,564,020
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$195,734	$320,262
Working capital revolving credit facility—current portion	99,100	274,600
Environmental liabilities—current portion	5,334	5,341
Trustee taxes payable	102,330	101,166
Accrued expenses and other current liabilities	54,316	70,443
Derivative liabilities	4,150	27,413
Total current liabilities	460,964	799,225
Working capital revolving credit facility—less current portion	150,000	150,000
Revolving credit facility	200,700	216,700
Senior notes	660,463	659,150
Environmental liabilities—less current portion	53,925	57,724
Financing obligations	152,479	152,444
Deferred tax liabilities	65,338	66,054
Other long-term liabilities	61,046	64,882
Total liabilities	1,804,915	2,166,179
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,554,328 outstanding at June 30, 2017 and 33,995,563 units issued and 33,543,669 outstanding at December 31, 2016)	395,754	401,044
General partner interest (0.67% interest with 230,303 equivalent units outstanding at June 30, 2017 and December 31, 2016)	(2,990)	(2,948)
Accumulated other comprehensive loss	(4,275)	(5,441)
Total Global Partners LP equity	388,489	392,655
Noncontrolling interest	4,176	5,186
Total partners’ equity	392,665	397,841
Total liabilities and partners’ equity	$2,197,580	$2,564,020

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales	$2,089,530	$2,146,199	$4,360,314	$3,897,011
Cost of sales	1,954,168	2,016,857	4,084,925	3,637,610
Gross profit	135,362	129,342	275,389	259,401
Costs and operating expenses:
Selling, general and administrative expenses	34,679	36,640	71,466	71,624
Operating expenses	71,169	75,891	138,382	148,127
Amortization expense	2,260	2,359	4,521	4,868
Net loss (gain) on sale and disposition of assets	2,381	375	(9,481)	6,480
Long-lived asset impairment	—	2,155	—	2,155
Total costs and operating expenses	110,489	117,420	204,888	233,254
Operating income	24,873	11,922	70,501	26,147
Interest expense	(21,923)	(21,015)	(45,210)	(43,995)
Income (loss) before income tax (expense) benefit	2,950	(9,093)	25,291	(17,848)
Income tax (expense) benefit	(959)	550	(795)	1,470
Net income (loss)	1,991	(8,543)	24,496	(16,378)
Net loss attributable to noncontrolling interest	383	1,233	824	2,044
Net income (loss) attributable to Global Partners LP	2,374	(7,310)	25,320	(14,334)
Less: General partner’s interest in net income (loss), including incentive distribution rights	16	(49)	170	(96)
Limited partners’ interest in net income (loss)	$2,358	$(7,261)	$25,150	$(14,238)
Basic net income (loss) per limited partner unit	$0.07	$(0.22)	$0.75	$(0.42)
Diluted net income (loss) per limited partner unit	$0.07	$(0.22)	$0.75	$(0.42)
Basic weighted average limited partner units outstanding	33,554	33,518	33,554	33,518
Diluted weighted average limited partner units outstanding	33,652	33,518	33,619	33,518

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$1,991	$(8,543)	$24,496	$(16,378)
Other comprehensive income:
Change in fair value of cash flow hedges	199	592	597	853
Change in pension liability	250	306	569	374
Total other comprehensive income	449	898	1,166	1,227
Comprehensive income (loss)	2,440	(7,645)	25,662	(15,151)
Comprehensive loss attributable to noncontrolling interest	383	1,233	824	2,044
Comprehensive income (loss) attributable to Global Partners LP	$2,823	$(6,412)	$26,486	$(13,107)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$24,496	$(16,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,913	57,949
Amortization of deferred financing fees	2,955	2,948
Amortization of leasehold interests	528	626
Amortization of senior notes discount	716	690
Bad debt expense	855	50
Unit-based compensation expense	625	2,150
Write-off of financing fees	573	1,828
Net (gain) loss on sale and disposition of assets	(9,481)	6,480
Long-lived asset impairment	—	2,155
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	159,599	(46,838)
Accounts receivable-affiliate	(703)	(1,284)
Inventories	150,762	(55,042)
Broker margin deposits	18,240	(8,036)
Prepaid expenses, all other current assets and other assets	(37,861)	(2,277)
Accounts payable	(124,527)	(16,974)
Trustee taxes payable	1,164	1,100
Change in derivatives	(9,540)	28,686
Accrued expenses, all other current liabilities and other long-term liabilities	(21,387)	(17,816)
Net cash provided by (used in) operating activities	209,927	(59,983)
Cash flows from investing activities
Capital expenditures	(19,308)	(38,846)
Proceeds from sale of property and equipment	28,238	11,682
Net cash provided by (used in) investing activities	8,930	(27,164)
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(175,500)	120,700
Net payments on revolving credit facility	(16,000)	(55,600)
Proceeds from sale-leaseback, net	—	62,476
Noncontrolling interest capital contribution	279	—
Distribution to noncontrolling interest	(465)	(1,798)
Distributions to partners	(31,277)	(31,153)
Net cash (used in) provided by financing activities	(222,963)	94,625
Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(4,106)	7,478
Cash and cash equivalents at beginning of period	10,028	1,116
Cash and cash equivalents at end of period	$5,922	$8,594
Supplemental information
Cash paid during the period for interest	$22,612	$23,016

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2016	$401,044	$(2,948)	$(5,441)	$5,186	$397,841
Net income (loss)	25,150	170	—	(824)	24,496
Noncontrolling interest capital contribution	—	—	—	279	279
Distribution to noncontrolling interest	—	—	—	(465)	(465)
Other comprehensive income	—	—	1,166	—	1,166
Unit-based compensation	625	—	—	—	625
Distributions to partners	(31,446)	(212)	—	—	(31,658)
Dividends on repurchased units	381	—	—	—	381
Balance at June 30, 2017	$395,754	$(2,990)	$(4,275)	$4,176	$392,665

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of June 30, 2017, the Partnership had a portfolio of 1,443 owned, leased and/or supplied gasoline stations, including 239 directly operated convenience stores, in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales, rental income and sundries.

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

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of June 30, 2017, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,433,829 common units, representing a 21.9% limited partner interest.

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	67%	68%	62%	63%
Crude oil sales and crude oil logistics revenue	7%	7%	6%	8%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	22%	20%	28%	25%
Convenience store sales, rental income and sundries	4%	5%	4%	4%
Total	100%	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Wholesale segment	20%	21%	26%	23%
Gasoline Distribution and Station Operations segment	77%	75%	71%	73%
Commercial segment	3%	4%	3%	4%
Total	100%	100%	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and six months ended June 30, 2017 and 2016.

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

Common units outstanding as reported in the accompanying consolidated financial statements at June 30, 2017 and December 31, 2016 excluded 441,235 and 451,894 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12).  These units are not deemed outstanding for purposes of calculating net income (loss) per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$2,374	$2,358	$16	$—	$(7,310)	$(7,261)	$(49)	$—
Declared distribution	$15,829	$15,723	$106	$—	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net income (loss)	(13,455)	(13,365)	(90)	—	(23,139)	(22,984)	(155)	—
Assumed allocation of net income (loss)	$2,374	$2,358	$16	$—	$(7,310)	$(7,261)	$(49)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,554				33,518
Dilutive effect of phantom units		98				—
Diluted weighted average limited partner units outstanding		33,652				33,518
Basic net income (loss) per limited partner unit		$0.07				$(0.22)
Diluted net income (loss) per limited partner unit (1)		$0.07				$(0.22)

(1)

Basic limited partner units were used to calculate diluted net loss per limited partner unit for the three months ended June 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$25,320	$25,150	$170	$—	$(14,334)	$(14,238)	$(96)	$—
Declared distribution	$31,658	$31,446	$212	$—	$31,658	$31,446	$212	$—
Assumed allocation of undistributed net income (loss)	(6,338)	(6,296)	(42)	—	(45,992)	(45,684)	(308)	—
Assumed allocation of net income (loss)	$25,320	$25,150	$170	$—	$(14,334)	$(14,238)	$(96)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,554				33,518
Dilutive effect of phantom units		65				—
Diluted weighted average limited partner units outstanding		33,619				33,518
Basic net income (loss) per limited partner unit		$0.75				$(0.42)
Diluted net income (loss) per limited partner unit (1)		$0.75				$(0.42)

(1)

Basic limited partner units were used to calculate diluted net loss per limited partner unit for the six months ended June 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

The board of directors of the General Partner declared the following quarterly cash distributions:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 28, 2017	$0.4625	March 31, 2017
July 28, 2017	$0.4625	June 30, 2017

See Note 13, “Partners’ Equity and Cash Distributions” for further information.

Note 3.    Inventories

The Partnership hedges substantially all of its petroleum and ethanol inventory using a variety of instruments, primarily exchange-traded futures contracts.  These futures contracts are entered into when inventory is purchased and are either designated as fair value hedges against the inventory on a specific barrel basis for inventories qualifying for fair value hedge accounting or not designated and maintained as economic hedges against certain inventory of the Partnership on a specific barrel basis.  Changes in fair value of these futures contracts, as well as the offsetting change in fair value on the hedged inventory, are recognized in earnings as an increase or decrease in cost of sales.  All hedged inventory designated in a fair value hedge relationship is valued using the lower of cost, as determined by specific identification, or net realizable value, as determined at the product level.  All petroleum and ethanol inventory not designated in a fair value hedging relationship is carried at the lower of historical cost, on a first-in, first-out basis, or net realizable value.

Convenience store inventory and Renewable Identification Numbers (“RINs”) inventory are carried at the lower of historical cost or net realizable value.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Distillates: home heating oil, diesel and kerosene	$145,630	$180,272
Gasoline	74,918	101,368
Gasoline blendstocks	57,564	54,582
Crude oil	57,018	136,113
Residual oil	17,594	29,536
Propane and other	562	3,167
Renewable identification numbers (RINs)	595	631
Convenience store inventory	16,483	16,209
Total	$370,364	$521,878

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $6.2 million and $4.0 million at June 30, 2017 and December 31, 2016, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $14.6 million and $13.4 million at June 30, 2017 and December 31, 2016, respectively.  Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2016	$294,768
Disposals (1)	(2,925)
Balance at June 30, 2017	$291,843

(1)	Disposals represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 6.

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Buildings and improvements	$1,000,922	$984,373
Land	409,471	418,025
Fixtures and equipment	41,450	40,354
Idle plant assets	30,500	30,500
Construction in process	30,455	42,069
Capitalized internal use software	20,660	20,097
Total property and equipment	1,533,458	1,535,418
Less accumulated depreciation	478,874	435,519
Total	$1,054,584	$1,099,899

Property and equipment includes assets held for sale of $7.9 million and $17.5 million at June 30, 2017 and December 31, 2016, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2017, the Partnership had a $60.0 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at June 30, 2017 and December 31, 2016.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility.  Associated with the fair value appraisals determined by third-party valuation specialists in support of the Partnership’s 2016 step two goodwill impairment test, the Partnership received an estimated fair value for the West Coast facility significantly in excess of the $60.0 million remaining net book value.  The estimated fair value obtained was based on market comparable transactions for sale of ethanol plant assets, both active and idle, at the time of sale.  While the fair value analysis was not prepared or obtained to support the recoverability of the West Coast facility or idle plant assets, the Partnership does not believe that changes in assumptions would impact the estimated fair value such that it might result in a fair value estimate of the West Coast facility that would be less than the $60.0 million net book value at June 30, 2017.  The Partnership will continue to monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

For the three and six months ended June 30, 2017, the Partnership did not record any long-lived asset impairment charges.  For the three and six months ended June 30, 2016, the Partnership recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil.  The CNG assets were allocated to the Commercial segment.  On November 1, 2016, the Partnership sold its CNG assets.  In addition, the Partnership recognized an impairment charge of $0.3 million for the three and six months ended June 30, 2016 associated with the long-lived assets of one discrete GDSO site in its GDSO reporting unit.

Note 6.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sale of natural gas brokerage and electricity businesses	$—	$—	$(14,172)	$—
Periodic divestiture of gasoline stations	357	78	176	657
Strategic asset divestiture program	27	—	450	—
Loss on assets held for sale	1,388	108	3,439	5,644
Other	609	189	626	179
Net loss (gain) on sale and disposition of assets	$2,381	$375	$(9,481)	$6,480

Sale of Natural Gas and Electricity Brokerage Businesses

On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million for the six months ended June 30, 2017.  See Note 1.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to losses of $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016 respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Strategic Asset Divestiture Program

The Partnership identified certain non-strategic GDSO sites that are part of its Strategic Asset Divestiture Program (the “Divestiture Program”).

The Partnership has retained a real estate firm to coordinate the sale of approximately 75 non-strategic GDSO sites.  As of June 30, 2017 and since the Divesture Program was implemented, the Partnership has completed the sale of 53 of these sites, of which 8 sites and 24 sites were sold during the three and six months ended June 30, 2017, respectively.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to losses of $27,000 and $0.5 million for the three and six months ended June 30, 2017, respectively, including the derecognition of GDSO goodwill in the amount of $0.9 million and $2.9 million for the three and six months ended June 30, 2017, respectively.  As of June 30, 2017, the criteria to be presented as held for sale was met for 14 of the remaining sites.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 11 sites and 17 sites as held for sale at June 30, 2017 and December 31, 2016, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $5.6 million for the six months ended June 30, 2017 and 2016, respectively, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 14 sites associated with the real estate firm coordinated sale discussed above as held for sale at June 30, 2017.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.2 million and $3.1 million for the three and six months ended June 30, 2017, respectively, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.  No impairment charges were required related to the Partnership’s assets classified as held for sale for the three and six months ended June 30, 2016.

Assets held for sale of $7.9 million and $17.5 million at June 30, 2017 and December 31, 2016, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

The Partnership recognizes gains and losses on the sale and disposition of other assets, including vehicles, fixtures and equipment, and the gain or loss on such other assets are included in other in the aforementioned table.

Note 7.    Debt and Financing Obligations

Credit Agreement

On April 25, 2017, the Partnership, its operating company, its operating subsidiaries and GLP Finance Corp., as borrowers, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Aggregate Commitments (as defined in the Credit Agreement) available in the amount of $1.3 billion.  The Credit Agreement matures on April 30, 2020.

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

In addition, the Credit Agreement has an accordion feature whereby the Partnership may request on the same terms and conditions then applicable to the Credit Agreement, provided no Event of Default (as defined in the Credit Agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.6 billion.  Any such request for an increase must be in a minimum amount of $25.0 million.  The Partnership cannot provide assurance, however, that its lending group will agree to fund any request by the Partnership for additional amounts in excess of the total available commitments of $1.3 billion.

In addition, the Credit Agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the Credit Agreement).  Swing line loans will bear interest at the Base Rate (as defined in the Credit Agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.3 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

depending on the Utilization Amount (as defined in the Credit Agreement).  Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 3.00%, (2) the cost of funds rate plus 2.00% to 3.00%, or (3) the base rate plus 1.00% to 2.00%, each depending on the Combined Total Leverage Ratio (as defined in the Credit Agreement).

The average interest rates for the Credit Agreement were 3.6% and 3.5% for the three months ended June 30, 2017 and 2016, respectively, and 3.5% and 3.7% for the six months ended June 30, 2017 and 2016, respectively.  The decline in the average interest rates for the six months ended June 30, 2017 is due to the May 2016 expiration of an interest rate swap.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at June 30, 2017, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $150.0 million over the next twelve months and, therefore, classified $99.1 million as the current portion at June 30, 2017, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $150.0 million at each of June 30, 2017 and December 31, 2016, and the current portion was $99.1 million and $274.6 million at June 30, 2017 and December 31, 2016, respectively.  The decrease in total borrowings under the working capital revolving credit facility of $175.5 million from December 31, 2016 was primarily due to decreases in accounts receivable and inventories, in part due to seasonality relating to the heating season, reduced inventory volume and a decline in prices.

As of June 30, 2017, the Partnership had total borrowings outstanding under the Credit Agreement of $449.8 million, including $200.7 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $30.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $820.0 million and $764.8 million at June 30, 2017 and December 31, 2016, respectively.

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

The Credit Agreement also includes certain baskets that were not included in the prior credit agreement, including: (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the Credit Agreement), (iv) a Sale/Leaseback Transaction (as defined in the Credit Agreement) basket of $100.0 million, and (v) a basket of $50.0 million in an aggregate amount over the life of the Credit Agreement for the purchase of common units of the Partnership, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the Credit Agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at June 30, 2017.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for each of the three months ended June 30, 2017 and 2016, and $4.8 million was recorded for each of the six months ended June 30, 2017 and 2016 and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2017 and 2016, and $4.8 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at June 30, 2017 was $89.9 million associated with the Capitol acquisition.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The sale did not meet the criteria for sale accounting as of June 30, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three and six months ended June 30, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively.  Interest expense and lease rental payments were immaterial for the three and six months ended June 30, 2016.  The financing obligation balance outstanding at June 30, 2017 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  In connection with the amendment to the Credit Agreement in April 2017, the Partnership capitalized additional financing fees of $8.0 million for the six months ended June 30, 2017.  The Partnership had unamortized deferred financing fees of $18.6 million and $14.1 million at June 30, 2017 and December 31, 2016, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $11.7 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.0 million and $6.6 million at June 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for each of the three and six months ended June 30, 2017.

On February 24, 2016, under its prior credit agreement, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million.  As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

off of a portion the related deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the six months ended June 30, 2016.

Amortization expense of approximately $1.4 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million for each of the six months ended June 30, 2017 and 2016 is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at June 30, 2017:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	118,624	Thousands of barrels
Short	(122,102)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	7,012	Thousands of barrels
Short	(4,642)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

(1)

Number of open positions and gross notional values do not measure the Partnership’s risk of loss, quantify risk or represent assets or liabilities of the Partnership, but rather indicate the relative size of the derivative instruments and are used in the calculation of the amounts to be exchanged between counterparties upon settlements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2017	2016	2017	2016
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$20,224	$(45,891)	$40,920	$(18,052)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$(20,937)	$52,663	$(41,782)	$28,488

Cash Flow Hedges

At June 30 2017, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $199,000 and $511,000 for the three months ended June 30, 2017 and 2016, respectively, and $597,000 and $539,000 for the six months ended June 30, 2017 and 2016, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the three and six months ended June 30, 2017 and 2016.

Derivatives Not Accounted for as Hedges

The Partnership utilizes petroleum and ethanol commodity contracts, foreign currency derivatives and, prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses, natural gas commodity contracts to hedge price and currency risk in certain commodity inventories and physical forward contracts.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	Recognized in	June 30,		June 30,
hedging instruments	Income on Derivatives	2017	2016	2017	2016
Commodity contracts	Cost of sales	$1,188	$326	$2,742	$(89)
Forward foreign currency contracts	Cost of sales	—	64	—	103
Total		$1,188	$390	$2,742	$14

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$4,295	$52,119	$56,414
Forward derivative contracts (1)	Derivative assets	—	6,168	6,168
Total asset derivatives		$4,295	$58,287	$62,582

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(3,758)	$(44,847)	$(48,605)
Forward derivative contracts (1)	Derivative liabilities	—	(4,150)	(4,150)
Interest rate swap contracts	Other long-term liabilities	—	(574)	(574)
Total liability derivatives		$(3,758)	$(49,571)	$(53,329)

		December 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$60,018	$60,018
Forward derivative contracts (1)	Derivative assets	—	21,382	21,382
Total asset derivatives		$—	$81,400	$81,400

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(33,877)	$(96,831)	$(130,708)
Forward derivative contracts (1)	Derivative liabilities	—	(27,413)	(27,413)
Interest rate swap contracts	Other long-term liabilities	—	(1,170)	(1,170)
Total liability derivatives		$(33,877)	$(125,414)	$(159,291)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value at June 30, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,982	$706	$—	$5,688
Swap agreements and options	—	480	—	—	480
Exchange-traded/cleared derivative instruments (2)	7,809	—	—	1,603	9,412
Pension plans	16,861	—	—	—	16,861
Total assets	$24,670	$5,462	$706	$1,603	$32,441

Liabilities:
Forward derivative contracts (1)	$—	$(3,352)	$(644)	$—	$(3,996)
Swap agreements and options	—	(154)	—	—	(154)
Interest rate swaps	—	(574)	—	—	(574)
Total liabilities	$—	$(4,080)	$(644)	$—	$(4,724)

	Fair Value at December 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,972	$1,683	$—	$20,655
Swap agreements and options	—	727	—	—	727
Exchange-traded/cleared derivative instruments (2)	(70,690)	—	—	98,344	27,654
Pension plans	16,777	—	—	—	16,777
Total assets	$(53,913)	$19,699	$1,683	$98,344	$65,813

Liabilities:
Forward derivative contracts (1)	$—	$(25,097)	$(2,054)	$—	$(27,151)
Swap agreements and options	—	(262)	—	—	(262)
Interest rate swaps	—	(1,170)	—	—	(1,170)
Total liabilities	$—	$(26,529)	$(2,054)	$—	$(28,583)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	June 30, 2017		December 31, 2016
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$376,875	$375,000	$361,163
7.00% senior notes	$300,000	$300,750	$300,000	$289,500

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were $0.20 to $3.00 per barrel and $4.05 to $6.50 per barrel as of June 30, 2017 and December 31, 2016, respectively.  The estimates for these inputs for propane were $0 to $9.24 per barrel and $4.20 to $10.50 per barrel as of June 30, 2017 and December 31, 2016, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 8.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at June 30, 2017 (in thousands):

Fair value at December 31, 2016	$(371)
Derivatives entered into during the period	247
Derivatives sold during the period	(108)
Realized gains (losses) recorded in cost of sales	596
Unrealized gains (losses) recorded in cost of sales	(302)
Fair value at June 30, 2017	$62

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

Note 10.    Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at June 30, 2017 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	June 30,
Environmental Liability Related to:	2016	2017	2017	2017	2017
Retail gasoline stations	$58,456	$(1,342)	$(1,500)	$(911)	$54,703
Terminals	4,609	(53)	—	—	4,556
Total environmental liabilities	$63,065	$(1,395)	$(1,500)	$(911)	$59,259
Current portion	$5,341				$5,334
Long-term portion	57,724				53,925
Total environmental liabilities	$63,065				$59,259

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

The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $7.8 million and $8.3 million in total asset retirement obligations at June 30, 2017 and December 31, 2016, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at June 30, 2017 and $0.2 million at December 31, 2016.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments at June 30, 2017 and December 31, 2016 were immaterial.

Note 11.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

services upon ninety (90) days’ advanced written notice.  As of June 30, 2017, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including payroll, payroll taxes and bonus accruals, were $24.7 million and $23.5 million for the three months ended June 30, 2017 and 2016, respectively, and $49.3 million and $49.2 million for the six months ended June 30, 2017 and 2016, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	June 30,	December 31,
	2017	2016
Receivables from GPC	$72	$6
Receivables from the General Partner (1)	3,774	3,137
Total	$3,846	$3,143

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

In addition, for the three and six months ended June 30, 2017, the Partnership paid members of the General Partner for certain costs incurred in connection with a compensation funding agreement.  See Note 12, “Long-Term Incentive Plan–Repurchase Program.”

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

The following table presents a summary of the status of the non-vested phantom units:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested units at December 31, 2016	571,554	38.56
Vested	(10,659)	35.94
Forfeited	(54,977)	38.30
Outstanding non—vested units at June 30, 2017	505,918	38.65

The Partnership recorded total compensation expense related to the outstanding awards of $0.9 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively, which is included in selling, general and administrative expenses

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the accompanying consolidated statements of operations.  During the three and six months ended June 30, 2017, 3,774 and 54,977 phantom units, respectively, were forfeited, the majority of which are related to phantom unit awards granted in 2013.  As the Partnership’s assumption for forfeitures at the time of grant was zero based on service history, the Partnership reversed compensation expenses related to the forfeitures in the amount of $0.2 million and $1.4 million for the three and six months ended June 30, 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

The total compensation cost related to the non-vested awards not yet recognized at June 30, 2017 was approximately $7.1 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and six months ended June 30, 2017.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, in June 2017, the Partnership paid members of the General Partner approximately $0.8 million in the aggregate for certain costs incurred in connection with the Agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for each of the three and six months ended June 30, 2017.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at June 30, 2017 consisted of 33,995,563 common units issued, including 7,433,829 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the six months ended June 30, 2017.

Cash Distributions

The Partnership intends to make cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, capital requirements, financial condition and other factors.  The Credit Agreement prohibits the Partnership from making cash distributions if

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2017 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829
5/15/2017	03/31/17	0.4625	15,723	106	—	15,829

In addition, on July 28, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from April 1, 2017 through June 30, 2017.  On August 14, 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on August 9, 2017.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$461,063	$594,411	$966,767	$937,140
Crude oil (1)	143,143	160,595	246,671	309,097
Other oils and related products (2)	340,463	318,123	957,030	737,132
Total	$944,669	$1,073,129	$2,170,468	$1,983,369
Product margin
Gasoline and gasoline blendstocks	$18,608	$26,612	$33,993	$42,974
Crude oil (1)	4,761	(9,648)	11,653	(12,021)
Other oils and related products (2)	7,828	15,804	37,701	41,053
Total	$31,197	$32,768	$83,347	$72,006
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$859,747	$815,634	$1,627,383	$1,431,737
Station operations (3)	87,857	101,058	163,453	186,243
Total	$947,604	$916,692	$1,790,836	$1,617,980
Product margin
Gasoline	$79,283	$66,999	$146,438	$132,386
Station operations (3)	43,242	49,267	82,137	92,192
Total	$122,525	$116,266	$228,575	$224,578
Commercial Segment:
Sales	$197,257	$156,378	$399,010	$295,662
Product margin	$4,124	$5,480	$8,313	$12,390
Combined sales and Product margin:
Sales	$2,089,530	$2,146,199	$4,360,314	$3,897,011
Product margin (4)	$157,846	$154,514	$320,235	$308,974
Depreciation allocated to cost of sales	(22,484)	(25,172)	(44,846)	(49,573)
Combined gross profit	$135,362	$129,342	$275,389	$259,401

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 124 million gallons and 121 million gallons of the GDSO segment’s sales for the three months ended June 30, 2017 and 2016, respectively, and 238 million gallons and 232 million gallons of the GDSO segment’s sales for the six months ended June 30, 2017 and 2016, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Except for natural gas (prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in February 2017), predominantly all of the Commercial segment’s sales are sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Combined gross profit	$135,362	$129,342	$275,389	$259,401
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	34,679	36,640	71,466	71,624
Operating expenses	71,169	75,891	138,382	148,127
Amortization expense	2,260	2,359	4,521	4,868
Net loss (gain) on sale and disposition of assets	2,381	375	(9,481)	6,480
Long-lived asset impairment	—	2,155	—	2,155
Total operating costs and expenses	110,489	117,420	204,888	233,254
Operating income	24,873	11,922	70,501	26,147
Interest expense	(21,923)	(21,015)	(45,210)	(43,995)
Income tax (expense) benefit	(959)	550	(795)	1,470
Net income (loss)	1,991	(8,543)	24,496	(16,378)
Net loss attributable to noncontrolling interest	383	1,233	824	2,044
Net income (loss) attributable to Global Partners LP	$2,374	$(7,310)	$25,320	$(14,334)

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and six months ended June 30, 2017 and 2016.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at June 30, 2017 and December 31, 2016 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
June 30, 2017	$651,086	$117	$1,241,702	$304,675	$2,197,580
December 31, 2016	$830,662	$134	$1,294,568	$438,656	$2,564,020

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

The Partnership computed its tax provision for the three and six months ended June 30, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  The Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and six months ended June 30, 2017, given a reliable estimate of the annual effective tax rate cannot be made.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  At each of June 30, 2017 and December 31, 2016, the Partnership had $1.4 million of unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended June 30, 2017	Plan	Derivatives	Total
Balance at March 31, 2017	$(3,950)	$(774)	$(4,724)
Other comprehensive income before reclassifications of gain (loss)	277	199	476
Amount of (loss) gain reclassified from accumulated other comprehensive income	(27)	—	(27)
Total comprehensive income	250	199	449
Balance at June 30, 2017	$(3,700)	$(575)	$(4,275)

	Pension
Six Months Ended June 30, 2017	Plan	Derivatives	Total
Balance at December 31, 2016	$(4,269)	$(1,172)	$(5,441)
Other comprehensive income before reclassifications of gain (loss)	623	597	1,220
Amount of (loss) gain reclassified from accumulated other comprehensive income	(54)	—	(54)
Total comprehensive income	569	597	1,166
Balance at June 30, 2017	$(3,700)	$(575)	$(4,275)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 18.    Supplemental Cash Flow Information

The following table presents cash flow supplemental information for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Borrowings from working capital revolving credit facility	$592,100	$804,300
Payments on working capital revolving credit facility	(767,600)	(683,600)
Net (payments on) borrowings from working capital revolving credit facility	$(175,500)	$120,700
Borrowings from revolving credit facility	$—	$20,300
Payments on revolving credit facility	(16,000)	(75,900)
Net payments on revolving credit facility	$(16,000)	$(55,600)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally related to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September, 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence but instead requested that the Partnership enter into a further tolling agreement.  The Partnership has signed a number of tolling agreements with respect to this matter and such agreements currently extend through October 31, 2017.  To date, the EPA has not taken any further action with respect to the NOV.

By letter dated October 5, 2015, the Partnership received a notice of intent to sue (the “October NOI”), which supersedes and replaces a prior notice of intent to sue that the Partnership received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA, particularly with respect to crude oil operations at the Albany Terminal.  The October NOI superseded and replaced the September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 3, 2016, after the NYSDEC chose not to act on the allegations, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that certain of the Partnership’s operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA.  The Partnership believes that it has meritorious defenses against all allegations.  On February 26, 2016, the Partnership filed a motion to dismiss the CAA action.  No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit.  On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice.  No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations.  At this time, there has been no further action taken by Earthjustice.  Neither the EPA nor the NYSDEC has followed up on the NOI.  The Albany Terminal is currently operating pursuant to its Title V Permit.  The Partnership believes that it has meritorious defenses against all allegations.

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through October 31, 2017.  While the Partnership does not believe that a

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has modified the standard thereafter.  This standard, as amended, replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point the Partnership plans to adopt the standard.  The Partnership is evaluating the impact this standard will have on its consolidated financial statements.  To perform the evaluation, the Partnership established a cross-functional implementation team consisting of representatives from across all of the Partnership’s operating segments.  Based on initial evaluation efforts performed, the Partnership expects that a portion of its current and prospective revenue will be outside the scope of the standard.  Of the Partnership’s revenue recognized for the year ended December 31, 2016, approximately 40% originated as forward physical contracts (within the Wholesale and Commercial segments) which are accounted for as derivatives and are outside the scope of ASU 2014-09.  Through the second quarter of 2017, the Partnership’s evaluation has focused on reviewing customer contracts within the Wholesale and Commercial segments.  The Partnership expects to complete this contract review along with the review of customer contracts within the GDSO segment during the third quarter of 2017.

The FASB allows two adoption methods under ASU 2014-09.  Under one method, an entity will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions.  Under the other method, an entity will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules (“modified retrospective method”).  The Partnership currently intends to adopt the modified retrospective method.

Note 21.    Subsequent Event

Distribution—On July 28, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from April 1, 2017 through June 30, 2017.  On August 14, 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on August 9, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of June 30, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2017 and 2016 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

June 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,083	$839	$—	$5,922
Accounts receivable, net	260,442	331	133	260,906
Accounts receivable - affiliates	3,846	133	(133)	3,846
Inventories	370,364	—	—	370,364
Brokerage margin deposits	9,413	—	—	9,413
Derivative assets	6,168	—	—	6,168
Prepaid expenses and other current assets	73,904	257	—	74,161
Total current assets	729,220	1,560	—	730,780
Property and equipment, net	1,045,217	9,367	—	1,054,584
Intangible assets, net	59,965	—	—	59,965
Goodwill	291,843	—	—	291,843
Other assets	60,408	—	—	60,408
Total assets	$2,186,653	$10,927	$—	$2,197,580

Liabilities and partners' equity
Current liabilities:
Accounts payable	$195,487	$247	$—	$195,734
Accounts payable - affiliates	(74)	74	—	—
Working capital revolving credit facility - current portion	99,100	—	—	99,100
Environmental liabilities - current portion	5,334	—	—	5,334
Trustee taxes payable	102,330	—	—	102,330
Accrued expenses and other current liabilities	54,227	89	—	54,316
Derivative liabilities	4,150	—	—	4,150
Total current liabilities	460,554	410	—	460,964
Working capital revolving credit facility - less current portion	150,000	—	—	150,000
Revolving credit facility	200,700	—	—	200,700
Senior notes	660,463	—	—	660,463
Environmental liabilities - less current portion	53,925	—	—	53,925
Financing obligations	152,479	—	—	152,479
Deferred tax liabilities	65,338	—	—	65,338
Other long-term liabilities	61,046	—	—	61,046
Total liabilities	1,804,505	410	—	1,804,915

Partners' equity
Global Partners LP equity	382,148	6,341	—	388,489
Noncontrolling interest	—	4,176	—	4,176
Total partners' equity	382,148	10,517	—	392,665
Total liabilities and partners' equity	$2,186,653	$10,927	$—	$2,197,580

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,088,877	$752	$(99)	$2,089,530
Cost of sales	1,953,006	1,261	(99)	1,954,168
Gross profit	135,871	(509)	—	135,362
Costs and operating expenses:
Selling, general and administrative expenses	34,557	122	—	34,679
Operating expenses	70,843	326	—	71,169
Amortization expense	2,260	—	—	2,260
Net loss on sale and disposition of assets	2,381	—	—	2,381
Total costs and operating expenses	110,041	448	—	110,489
Operating income (loss)	25,830	(957)	—	24,873
Interest expense	(21,923)	—	—	(21,923)
Income (loss) before income tax expense	3,907	(957)	—	2,950
Income tax expense	(959)	—	—	(959)
Net income (loss)	2,948	(957)	—	1,991
Net loss attributable to noncontrolling interest	—	383	—	383
Net income (loss) attributable to Global Partners LP	2,948	(574)	—	2,374
Less: General partners' interest in net income, including incentive distribution rights	16	—	—	16
Limited partners' interest in net income (loss)	$2,932	$(574)	$—	$2,358

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,145,425	$1,067	$(293)	$2,146,199
Cost of sales	2,014,281	2,869	(293)	2,016,857
Gross profit	131,144	(1,802)	—	129,342
Costs and operating expenses:
Selling, general and administrative expenses	36,393	247	—	36,640
Operating expenses	74,857	1,034	—	75,891
Amortization expense	2,359	—	—	2,359
Net loss on sale and disposition of assets	375	—	—	375
Long-lived asset impairment	2,155	—	—	2,155
Total costs and operating expenses	116,139	1,281	—	117,420
Operating income (loss)	15,005	(3,083)	—	11,922
Interest expense	(21,015)	—	—	(21,015)
Loss before income tax benefit	(6,010)	(3,083)	—	(9,093)
Income tax benefit	550	—	—	550
Net loss	(5,460)	(3,083)	—	(8,543)
Net loss attributable to noncontrolling interest	—	1,233	—	1,233
Net loss attributable to Global Partners LP	(5,460)	(1,850)	—	(7,310)
Less: General partners' interest in net loss, including incentive distribution rights	(49)	—	—	(49)
Limited partners' interest in net loss	$(5,411)	$(1,850)	$—	$(7,261)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$4,358,998	$1,603	$(287)	$4,360,314
Cost of sales	4,082,658	2,554	(287)	4,084,925
Gross profit	276,340	(951)	—	275,389
Costs and operating expenses:
Selling, general and administrative expenses	71,483	(17)	—	71,466
Operating expenses	137,492	890	—	138,382
Amortization expense	4,285	236	—	4,521
Net gain on sale and disposition of assets	(9,481)	—	—	(9,481)
Total costs and operating expenses	203,779	1,109	—	204,888
Operating income (loss)	72,561	(2,060)	—	70,501
Interest expense	(45,210)	—	—	(45,210)
Income (loss) before income tax expense	27,351	(2,060)	—	25,291
Income tax expense	(795)	—	—	(795)
Net income (loss) attributable to Global Partners LP	26,556	(2,060)	—	24,496
Net loss attributable to noncontrolling interest	—	824	—	824
Net income (loss) attributable to Global Partners LP	26,556	(1,236)	—	25,320
Less: General partners' interest in net income, including incentive distribution rights	170	—	—	170
Limited partners' interest in net income (loss)	$26,386	$(1,236)	$—	$25,150

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$3,895,706	$3,701	$(2,396)	$3,897,011
Cost of sales	3,634,297	5,709	(2,396)	3,637,610
Gross profit	261,409	(2,008)	—	259,401
Costs and operating expenses:
Selling, general and administrative expenses	71,144	480	—	71,624
Operating expenses	145,506	2,621	—	148,127
Amortization expense	4,868	—	—	4,868
Net loss on sale and disposition of assets	6,480	—	—	6,480
Long-lived asset impairment	2,155	—	—	2,155
Total costs and operating expenses	230,153	3,101	—	233,254
Operating income (loss)	31,256	(5,109)	—	26,147
Interest expense	(43,995)	—	—	(43,995)
Loss before income tax benefit	(12,739)	(5,109)	—	(17,848)
Income tax benefit	1,470	—	—	1,470
Net loss	(11,269)	(5,109)	—	(16,378)
Net loss attributable to noncontrolling interest	—	2,044	—	2,044
Net loss attributable to Global Partners LP	(11,269)	(3,065)	—	(14,334)
Less: General partners' interest in net loss, including incentive distribution rights	(96)	—	—	(96)
Limited partners' interest in net loss	$(11,173)	$(3,065)	$—	$(14,238)

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$209,298	$629	$209,927

Cash flows from investing activities
Capital expenditures	(19,308)	—	(19,308)
Proceeds from sale of property and equipment	28,218	20	28,238
Net cash provided by investing activities	8,910	20	8,930

Cash flows from financing activities
Net payments on working capital revolving credit facility	(175,500)	—	(175,500)
Net payments on revolving credit facility	(16,000)	—	(16,000)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to partners	(31,277)	—	(31,277)
Net cash used in financing activities	(222,498)	(465)	(222,963)

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(4,290)	184	(4,106)
Cash and cash equivalents at beginning of period	9,373	655	10,028
Cash and cash equivalents at end of period	$5,083	$839	$5,922

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Six Months Ended June 30, 2016

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash used in (provided by) operating activities	$(60,344)	$361	$(59,983)

Cash flows from investing activities
Capital expenditures	(38,846)	—	(38,846)
Proceeds from sale of property and equipment	11,673	9	11,682
Net cash used in (provided by) investing activities	(27,173)	9	(27,164)

Cash flows from financing activities
Net borrowings from working capital revolving credit facility	120,700	—	120,700
Net borrowings from revolving credit facility	(55,600)	—	(55,600)
Proceeds from sale-leaseback, net	62,476	—	62,476
Distribution to noncontrolling interest	2,697	(4,495)	(1,798)
Distributions to partners	(31,153)	—	(31,153)
Net cash provided by (used in) financing activities	99,120	(4,495)	94,625

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	11,603	(4,125)	7,478
Cash and cash equivalents at beginning of period	(3,574)	4,690	1,116
Cash and cash equivalents at end of period	$8,029	$565	$8,594

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of June 30, 2017, we had a portfolio of 1,443 owned, leased and/or supplied gasoline stations, including 239 directly operated convenience stores, in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales, rental income and sundries.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.0 billion and $4.2 billion of refined petroleum products, renewable fuels, crude oil, propane and small amounts of natural gas for the three and six months ended June 30, 2017.  In addition, we had other revenues of approximately $0.1 billion and $0.2 billion for the three and six months ended June 30, 2017, from convenience store sales at our directly operated stores, rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

2017 Recent Events

Amended and Restated Credit Agreement—On April 25, 2017, we and certain of our subsidiaries entered into a third amended and restated credit agreement with aggregate commitments of $1.3 billion and a maturity date of April 30, 2020.  See Note 7 of Notes to Consolidated Financial Statements for additional information.

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

Sale Leaseback Transaction—On June 29, 2016, we and our wholly owned subsidiaries Global Companies LLC, Global Montello Group Corp., Alliance Energy LLC and Bursaw Oil LLC sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to these sites.  See Note 7 of Notes to Consolidated Financial Statements.

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

As of June 30, 2017, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	239
Commissioned agents	269
Lessee dealers	237
Contract dealers	698
Total	1,443

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

Outlook

This section identifies certain risks and certain economic or industry-wide factors that may affect our financial performance and results of operations in the future, both in the short-term and in the long-term.  Our results of operations and financial condition depend, in part, upon the following:

•

Our business is influenced by the overall markets for refined petroleum products, renewable fuels, crude oil and propane and increases and/or decreases in the prices of these products may adversely impact our financial condition, results of operations and cash available for distribution to our unitholders and the amount of borrowing available for working capital under our credit agreement. Results from our purchasing, storing, terminalling, transporting and selling operations are influenced by prices for refined petroleum products, renewable fuels, crude oil and propane, price volatility and the market for such products.  Prices in the overall markets for these products may affect our financial condition, results of operations and cash available for distribution to our unitholders.  Our margins can be significantly impacted by the forward product pricing curve, often referred to as the futures market.  We typically hedge our exposure to petroleum product and renewable fuel price moves with futures contracts and, to a lesser extent, swaps.  In markets where future prices are higher than current prices, referred to as contango, we may use our storage capacity to improve our margins by storing products we have purchased at lower prices in the current market for delivery to customers at higher prices in the future.  In markets where future prices are lower than current prices, referred to as backwardation, inventories can depreciate in value and hedging costs are more expensive.  For this reason, in these backward markets, we attempt to reduce our inventories in order to minimize these effects.  When prices for the products we sell rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product.  Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs on to our customers, resulting in lower margins which could adversely affect our results of operations.  Higher prices for the products we sell may (1) diminish our access to trade credit support and/or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital under our credit agreement as a result of total available commitments, borrowing base limitations and advance rates thereunder.  When prices for the products we sell decline, our exposure to risk of loss in the event of nonperformance by our customers of our forward contracts may be increased as they and/or their customers may breach their contracts and purchase the products we sell at the then lower market price from a competitor.  A significant decrease in the price for crude oil has adversely affected the economics of domestic crude oil production which, in turn, has had an adverse effect on our crude oil logistics activities and sales. A significant decrease in crude oil differentials has also had an adverse effect on our crude oil logistics activities and sales.  In addition, the prolonged decline in crude oil prices and crude oil differentials has indicated an impairment of our long-lived assets at our terminals in North Dakota.  As a result of these events, we recognized a goodwill and long-lived asset impairment of $149.9 million for year ended December 31, 2016.

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

•

Our gasoline financial results in our GDSO segment are seasonal and can be lower in the first and fourth quarters of the calendar year. Due to the nature of our business and our reliance, in part, on consumer travel and spending patterns, we may experience more demand for gasoline during the late spring and summer months than during the fall and winter.  Travel and recreational activities are typically higher in these months in the geographic areas in which we operate, increasing the demand for gasoline that we distribute.  Therefore, our results of operations in gasoline can be lower in the first and fourth quarters of the calendar year.

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

Higher prices and new technologies and alternative fuel sources, such as electric, hybrid or battery powered motor vehicles, could reduce the demand for gasoline and adversely impact our gasoline sales.  A reduction in gasoline sales could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.  In addition, increased conservation and technological advances have adversely affected the demand for home heating oil and residual oil.  Consumption of residual oil has steadily declined over the last three decades.  We could face additional competition from alternative energy sources as a result of future government-mandated controls or regulations further promoting the use of cleaner fuels.  End users who are dual-fuel users have the ability to switch between residual oil and natural gas.  Other end users may elect to convert to natural gas.  During a period of increasing residual oil prices relative to the prices of natural gas, dual-fuel customers may switch and other end users may convert to natural gas.  During periods of increasing home heating oil prices relative to the price of natural gas, residential users of home heating oil may also convert to natural gas.  Such switching or conversion could have an adverse effect on our financial condition, results of operations and cash available for distribution to our unitholders.

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

Adjusted EBITDA is EBITDA further adjusted for gains or losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.  EBITDA and Adjusted EBITDA exclude some, but not all, items that affect net income, and these measures may vary among other companies.  Therefore, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Selling, General and Administrative Expenses

Our SG&A expenses include, among other things, marketing costs, corporate overhead, employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonuses, non-interest financing costs, professional fees and information technology expenses.  Employee-related expenses including employee salaries, discretionary bonuses and related payroll taxes, benefits, and pension and 401(k) plan expenses are paid by our general partner which, in turn, are reimbursed for these expenses by us.

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Global Partners LP	$2,374	$(7,310)	$25,320	$(14,334)
EBITDA (1)	$51,292	$41,301	$123,212	$83,873
Adjusted EBITDA (1)	$53,673	$43,831	$113,731	$92,508
Distributable cash flow (2)(3)	$21,789	$14,248	$65,963	$30,629
Wholesale Segment:
Volume (gallons)	638,630	758,179	1,416,910	1,573,164
Sales
Gasoline and gasoline blendstocks	$461,063	$594,411	$966,767	$937,140
Crude oil (4)	143,143	160,595	246,671	309,097
Other oils and related products (5)	340,463	318,123	957,030	737,132
Total	$944,669	$1,073,129	$2,170,468	$1,983,369
Product margin
Gasoline and gasoline blendstocks	$18,608	$26,612	$33,993	$42,974
Crude oil (4)	4,761	(9,648)	11,653	(12,021)
Other oils and related products (5)	7,828	15,804	37,701	41,053
Total	$31,197	$32,768	$83,347	$72,006
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	405,437	403,573	771,536	767,420
Sales
Gasoline	$859,747	$815,634	$1,627,383	$1,431,737
Station operations (6)	87,857	101,058	163,453	186,243
Total	$947,604	$916,692	$1,790,836	$1,617,980
Product margin
Gasoline	$79,283	$66,999	$146,438	$132,386
Station operations (6)	43,242	49,267	82,137	92,192
Total	$122,525	$116,266	$228,575	$224,578
Commercial Segment:
Volume (gallons)	130,942	115,275	262,465	243,000
Sales	$197,257	$156,378	$399,010	$295,662
Product margin	$4,124	$5,480	$8,313	$12,390
Combined sales and product margin:
Sales	$2,089,530	$2,146,199	$4,360,314	$3,897,011
Product margin (7)	$157,846	$154,514	$320,235	$308,974
Depreciation allocated to cost of sales	(22,484)	(25,172)	(44,846)	(49,573)
Combined gross profit	$135,362	$129,342	$275,389	$259,401

GDSO portfolio as of June 30, 2017 and 2016:	2017	2016
Company operated	239	290
Commissioned agents	269	291
Lessee dealers	237	265
Contract dealers	698	665
Total GDSO portfolio	1,443	1,511

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weather conditions:
Normal heating degree days	784	784	3,654	3,685
Actual heating degree days	767	786	3,426	3,346
Variance from normal heating degree days	(2)%	0.3%	(6)%	(9)%
Variance from prior period actual heating degree days	(2)%	7%	2%	(20)%

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures which are discussed above under “—Evaluating Our Results of Operations.”  The table below presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.  The table below presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(3)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.7 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively.  For the three and six months ended June 30, 2016, distributable cash flow also includes a long-lived asset impairment of $2.2 million.  Excluding these charges, distributable cash flow would have been $24.2 million and $16.8 million for the three months ended June 30, 2017 and 2016, respectively, and $70.7 million and $39.3 million for the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage business in February 2017.  See Note 1 of Notes to Consolidated Financial Statements.

(4)	Crude oil consists of our crude oil sales and revenue from our logistics activities.
(5)	Other oils and related products primarily consist of distillates, residual oil and propane.
(6)	Station operations consist of convenience stores sales, rental income and sundries.
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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$1,991	$(8,543)	$24,496	$(16,378)
Net loss attributable to noncontrolling interest	383	1,233	824	2,044
Net income (loss) attributable to Global Partners LP	2,374	(7,310)	25,320	(14,334)
Depreciation and amortization, excluding the impact of noncontrolling interest	26,036	28,146	51,887	55,682
Interest expense, excluding the impact of noncontrolling interest	21,923	21,015	45,210	43,995
Income tax expense (benefit)	959	(550)	795	(1,470)
EBITDA	51,292	41,301	123,212	83,873
Net loss (gain) on sale and disposition of assets	2,381	375	(9,481)	6,480
Long-lived asset impairment	—	2,155	—	2,155
Adjusted EBITDA	$53,673	$43,831	$113,731	$92,508

Reconciliation of net cash provided by (used in) operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by (used in) operating activities	$92,362	$(6,467)	$209,927	$(59,983)
Net changes in operating assets and liabilities and certain non-cash items	(63,822)	27,204	(132,518)	101,554
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(130)	99	(202)	(223)
Interest expense, excluding the impact of noncontrolling interest	21,923	21,015	45,210	43,995
Income tax expense (benefit)	959	(550)	795	(1,470)
EBITDA	51,292	41,301	123,212	83,873
Net loss (gain) on sale and disposition of assets	2,381	375	(9,481)	6,480
Long-lived asset impairment	—	2,155	—	2,155
Adjusted EBITDA	$53,673	$43,831	$113,731	$92,508

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$1,991	$(8,543)	$24,496	$(16,378)
Net loss attributable to noncontrolling interest	383	1,233	824	2,044
Net income (loss) attributable to Global Partners LP	2,374	(7,310)	25,320	(14,334)
Depreciation and amortization, excluding the impact of noncontrolling interest	26,036	28,146	51,887	55,682
Amortization of deferred financing fees and senior notes discount	1,780	1,866	3,671	3,638
Amortization of routine bank refinancing fees	(1,063)	(1,168)	(2,230)	(2,245)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,338)	(7,286)	(12,685)	(12,112)
Distributable cash flow (1)(2)	$21,789	$14,248	$65,963	$30,629

Reconciliation of net cash provided by (used in) operating activities to distributable cash flow:
Net cash provided by (used in) operating activities	$92,362	$(6,467)	$209,927	$(59,983)
Net changes in operating assets and liabilities and certain non-cash items	(63,822)	27,204	(132,518)	101,554
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(130)	99	(202)	(223)
Amortization of deferred financing fees and senior notes discount	1,780	1,866	3,671	3,638
Amortization of routine bank refinancing fees	(1,063)	(1,168)	(2,230)	(2,245)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(7,338)	(7,286)	(12,685)	(12,112)
Distributable cash flow (1)(2)	$21,789	$14,248	$65,963	$30,629

(1)

Distributable cash flow is a non-GAAP financial measure which is discussed above under “—Evaluating Our Results of Operations.”  As defined by our partnership agreement, distributable cash flow is not adjusted for certain non-cash items, such as net losses on the sale and disposition of assets and goodwill and long-lived asset impairment charges.  The table above presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures.

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.7 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively.  For the three and six months ended June 30, 2016, distributable cash flow also includes a long-lived asset impairment of $2.2 million.  Excluding these charges, distributable cash flow would have been $24.2 million and $16.8 million for the three months ended June 30, 2017 and 2016, respectively, and $70.7 million and $39.3 million for the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage business in February 2017.  See Note 1 of Notes to Consolidated Financial Statements.

Consolidated Sales

Our total sales were $2.1 billion for each of the three months ended June 30, 2017 and 2016.  Our aggregate volume of product sold was 1.2 billion gallons and 1.3 billion gallons for the three months ended June 30, 2017 and 2016, respectively, a decrease of 0.1 billion gallons.  The decrease in volume sold includes a decrease of 120 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks and crude oil.  The decrease in volume sold was offset by increases of 16 million gallons in our Commercial segment and 2 million gallons in our GDSO segment.

Our total sales were $4.4 billion and $3.9 billion for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.5 billion, or 12%, due to an increase in prices, partially offset by a decline in volume sold, largely in crude oil in our Wholesale segment.  Our aggregate volume of product sold was 2.5 billion gallons and 2.6 billion gallons for the six months ended June 30, 2017 and 2016, respectively, a decrease of 0.1 billion gallons.  The decrease in volume sold includes a decrease of 156 million gallons in our Wholesale segment, primarily in crude oil but also in gasoline and gasoline blendstocks.  The decrease in volume sold was offset by increases of 19 million gallons in our Commercial segment and 4 million gallons in our GDSO segment.

Gross Profit

Our gross profit was $135.4 million and $129.3 million for three months ended June 30, 2017 and 2016, respectively, an increase of $6.1 million, or 5%, primarily due to improved product margins in crude oil in our Wholesale segment and in gasoline distribution in our GDSO segment, partially offset by decreases in product margins in gasoline and gasoline blendstocks and other oils and related products in our Wholesale segment and in station operations in our GDSO segment.

Our gross profit was $275.4 million and $259.4 million and for the six months ended June 30, 2017 and 2016, respectively, an increase of $16.0 million, or 6%, primarily due to improved product margins in crude oil in our Wholesale segment and in gasoline distribution in our GDSO segment, partially offset by decreases in product margins in gasoline and gasoline blendstocks and other oils and related products in our Wholesale segment, in station operations in our GDSO segment and in natural gas in our Commercial segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.5 billion and $0.6 billion for the three months ended June 30, 2017 and 2016, respectively, a decrease of $0.1 billion, or 22%, primarily due to a decrease in volume sold, largely in gasoline blendstocks.  Our gasoline and gasoline blendstocks product margin was $18.6 million and $26.6 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $8.0 million, or 30%, primarily due to less favorable market conditions in gasoline.

Sales from wholesale gasoline and gasoline blendstocks were $0.9 billion for each of the six months ended June 30, 2017 and 2016, increasing $29.6 million, or 3.2%, due to an increase in prices.  Our gasoline and gasoline blendstocks product margin was $34.0 million and $43.0 million for the six months ended June 30, 2017 and 2016, a decrease of $9.0 million, or 21%, primarily due to less favorable market conditions in gasoline in the second quarter of 2017 and to less favorable market conditions in gasoline blendstocks, primarily ethanol, in the first quarter of 2017.

Crude Oil.  Crude oil sales and logistics revenues were $0.1 billion and $0.2 billion for the three months ended June 30, 2017 and 2016, respectively, with a decrease of approximately $17.4 million for the second quarter of 2017 due to a decline in volume sold as the crude oil by rail market to the East Coast continued to be negatively impacted by competitive imports.  Our crude oil product margin was $4.8 million and negative $9.6 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $14.4 million.  The increase was primarily due to $10.7 million in revenue related to a take-or-pay contract with one particular customer and an $8.1 million decrease in railcar lease expense as a result of our early termination of a sublease in December 2016, partially offset by less volume through our system.  Our product margin for the second quarter of 2016 was negatively impacted by the absence of logistics nominations from one particular contract customer.

Crude oil sales and logistics revenues were $0.2 billion and $0.3 billion for the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.1 billion, or 20%, due to a decline in volume sold.  Our crude oil product margin was $11.6 million and negative $12.0 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $23.6 million.  The increase was primarily due to $21.4 million in revenue related to a take-or-pay contract with one particular customer and a $16.6 million in decrease in railcar lease expense as a result of our early termination of a sublease in December 2016, partially offset by less volume through our system.  Our product margin for the first six months of 2016 was negatively impacted by minimal logistics nominations from one particular contract customer.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended June 30, 2017 and 2016.  Our product margin from other oils and related products was $7.8 million and $15.8 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $8.0 million, or 51%, primarily due to less favorable market conditions.

Sales from other oils and related products were $0.9 billion and $0.7 billion for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.2 billion, or 29%, primarily due to an increase in prices in the first quarter of 2017.  Our product margin from other oils and related products was $37.7 million and $41.0 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $3.3 million, or 8%, primarily due to less favorable market conditions in the second quarter of 2017, partially offset by favorable market conditions in distillates in the first quarter of 2017.  While weather was colder for the first quarter of 2017 compared to the first quarter of 2016, our product margin in other oils and related products was negatively impacted by warmer-than-normal temperatures in each of the first quarters of 2017 and 2016.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.8 billion for each of the three months ended June 30, 2017 and 2016, increasing $44.1 million, or 5%.  Our product margin from gasoline distribution was $79.3 million and $67.0 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $12.3 million, or 18%, in part due to declining wholesale gasoline prices during the second quarter of 2017 compared to rising wholesale gasoline prices during the second quarter of 2016, particularly during April and May.

Sales from gasoline distribution were $1.6 billion and $1.4 billion for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.2 billion, or 14%, primarily due to higher wholesale gasoline prices.  Our product margin from gasoline distribution was $146.4 million and $132.4 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $14.0 million, or 11%, in part due to declining wholesale gasoline prices during the second quarter of 2017.  For the first six months of 2017, our product margin in gasoline distribution reflects the sale of sites, including the Drake Sites sold in August 2016, and was negatively impacted by rising wholesale gasoline prices in the first quarter of 2017.  For the first six months of 2016, our product margin in gasoline distribution was negatively impacted by rising wholesale gasoline prices.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended June 30, 2017 and 2016.  Our product margin from station operations was $43.2 million and $49.3 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $6.1 million, or 12%, largely due to the sale of sites, including the Drake Sites sold in August 2016.

Sales from our station operations were approximately $0.2 billion for each of the six months ended June 30, 2017 and 2016.  Our product margin from station operations was $82.1 million and $92.2 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $10.1 million, or 11%, primarily due to the sale of sites, including the Drake Sites sold in August 2016, partially offset by the addition of leased company operated sites in April 2016.

Results for Commercial Segment

Our commercial sales were $0.2 billion for each of the three months ended June 30, 2017 and 2016.  Our commercial product margin was $4.1 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $1.4 million, or 25%, primarily due to the sale of our natural gas marketing and electricity brokerage businesses in February 2017, which also negatively impacted our sales.

Our commercial sales were $0.4 billion and $0.3 billion for the six months ended June 30, 2017 and 2016, respectively, an increase of $0.1 billion, or 33%, primarily due to higher prices in the first quarter of 2017.  Our commercial product margin was $8.3 million and $12.4 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $4.1 million, or 33%, primarily due to the sale of our natural gas marketing and electricity brokerage businesses in February 2017, which also negatively impacted our sales.

Selling, General and Administrative Expenses

SG&A expenses were $34.7 million and $36.6 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $1.9 million, or 5%, including decreases of $1.3 million in professional fees, $1.1 million in wages and benefits and $1.3 million in various SG&A expenses, as well as a decline of $0.8 million in severance charges incurred in the second quarter of 2016 related to a reduction in our workforce.  The decrease in SG&A expenses was offset by an increase of $1.8 million in accrued incentive compensation.  In addition, during the second quarter of 2017, we incurred $0.8 million for certain costs in connection with a compensation funding agreement with our general partner (see Note 12 of Notes to Consolidated Financial Statements).

SG&A expenses were $71.5 million and $71.6 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $0.1 million, including decreases of $0.9 million in wages and benefits, $0.8 million in professional fees and $0.6 million in various SG&A expenses, as well as a decline of $2.1 million in severance charges incurred in the first six months of 2016 related to a reduction in our workforce.  The decrease in SG&A expenses was offset by an increase of $3.5 million in accrued incentive compensation.  In addition, during the second quarter of 2017, we incurred $0.8 million for certain costs in connection with a compensation funding agreement with our general partner (see Note 12 of Notes to Consolidated Financial Statements).

Operating Expenses

Operating expenses were $71.2 million and $75.9 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $4.7 million, or 6%.  Operating expenses decreased by $3.5 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites sold in August 2016, and by $0.7 million at our Basin Transload facilities in North Dakota due to less activity.  In addition, in the second quarter of 2016, we incurred $2.2 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading.  The decrease in operating expenses was offset by an increase of $1.7 million associated with our terminal operations, in part due to an increase in maintenance and repairs.

Operating expenses were $138.4 million and $148.1 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $9.7 million, or 7%.  Operating expenses decreased by $5.8 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites sold in August 2016, offset by increases in credit card fees due to higher wholesale gasoline prices and in rent expense associated with additional leased sites.  Operating expenses also decreased by $1.7 million at our Basin Transload facilities in North Dakota due to less activity.  In addition, for the first six months of 2016, we incurred $3.8 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading.  The decrease in operating expenses was offset by an increase of $1.6 million associated with our terminal operations, in part due to an increase in maintenance and repairs.

Amortization Expense

Amortization expense related to our intangible assets was $2.2 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively, and $4.5 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($2.4 million) and ($0.4 million) for three months ended June 30, 2017 and 2016, respectively, primarily due to the sale of GDSO sites.  Net gain (loss) on sale and disposition of assets was $9.5 million and ($6.5 million) for the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017 and a net loss on the sale and disposition of assets of ($4.7 million).

The net losses for the six months ended June 30, 2017 and 2016 were primarily due to the sale of GDSO sites.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

Long-Lived Asset Impairment

For the three and six months ended June 30, 2017, we did not record any long-lived asset impairment charges.  For the three and six months ended June 30, 2016, we recorded long-lived asset impairment charges of $2.2 million, consisting of $1.9 million related to assets used in supplying compressed natural gas and $0.3 million related to assets of one discrete GDSO site.

Interest Expense

Interest expense was $21.9 million and $21.0 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $0.9 million, or 4%, primarily due to $1.1 million associated with the financing obligation recognized in connection with the Sale Leaseback Transaction entered into in June 2016 and a $0.6 million write-off of a portion of our deferred financing fees associated with the amendment and restatement of our credit agreement in April 2017.  The increase in interest expense was partially offset by lower average balances on our credit facilities for the second quarter of 2017.

Interest expense was $45.2 million and $44.0 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $1.2 million, or 3%, primarily due to $2.2 million associated with the financing obligation recognized in connection with the Sale Leaseback Transaction entered into in June 2016 and a $0.6 million write-off of a portion of our deferred financing fees associated with the amendment of our credit agreement in April 2017.  The increase in interest expense was partially offset by a $1.8 million write-off of a portion of our deferred financing fees in February 2016 associated the reduction of our working capital revolving credit facility under our prior credit agreement and by lower average balances on our revolving credit facility and lower average interest rates due to the May 2016 expiration of our interest rate swap.

Please see Note 7 of Notes to Consolidated Financial Statements for additional information on the Sale Leaseback Transaction and the write-offs of deferred financing fees.

Income Tax (Expense) Benefit

Income tax (expense) benefit of ($0.9 million) and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and ($0.8 million) and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, reflect income tax expense on the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest was $0.4 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively, which represents the 40% noncontrolling ownership of the net loss reported.

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

Working capital was $269.8 million and $276.2 million at June 30, 2017 and December 31, 2016, respectively, a decrease of $6.4 million.  The decreases to working capital were primarily due to decreases of $160.4 million in accounts receivable and $151.5 million in inventories due to seasonality relating to the heating season, reduced inventory volume and a decline in prices, for a total decrease of $311.9 million.  The increases to working capital primarily include (i) a $175.5 million decrease in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 7 of Notes to Consolidated Financial Statements); (ii) a $124.5 million reduction in accounts payable, primarily due to seasonality relating to the heating season and to a decline in prices; and (iii) a $16.1 million decrease in accrued expenses and other current liabilities, for a total increase of $316.1 million.

Cash Distributions

During 2017, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2017	$15.8 million	Fourth quarter 2016
May 15, 2017	$15.8 million	First quarter 2017

On July 28, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from April 1, 2017 through June 30, 2017 to our unitholders of record as of the close of business on August 9, 2017.  We expect to pay the cash distribution of approximately $15.8 million on August 14, 2017.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at June 30, 2017 were as follows (in thousands):

	Payments due by period
	Remainder of				2021 and
Contractual Obligations	2017	2018	2019	2020	Thereafter	Total
Credit facility obligations (1)	$107,003	$155,581	$155,581	$50,687	$—	$468,852
Senior notes obligations (2)	33,328	44,438	44,438	44,438	762,657	929,299
Operating lease obligations (3)	58,756	90,954	58,456	35,119	173,245	416,530
Capital lease obligations	204	6	—	—	—	210
Other long-term liabilities (4)	14,624	24,633	37,791	25,150	76,323	178,521
Financing obligations (5)	7,123	14,409	14,643	14,882	144,565	195,622
Total	$221,038	$330,021	$310,909	$170,276	$1,156,790	$2,189,034

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at June 30, 2017 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments were required prior to that maturity date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expected to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expected to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $12.7 million and $12.1 million in maintenance capital expenditures for the six months ended June 30, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $9.8 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $6.6 million and $26.7 million in expansion capital expenditures for the six months ended June 30, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the six months ended June 30, 2017, the $6.6 million in expansion capital expenditures primarily related to investments in information technology and related equipment and, to a lesser extent, raze and rebuilds and improvements at retail gasoline stations.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in) operating activities	$209,927	$(59,983)
Net cash provided by (used in) investing activities	$8,930	$(27,164)
Net cash (used in) provided by financing activities	$(222,963)	$94,625

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by (used in) operating activities was $209.9 million and ($60.0 million) for the six months ended June 30, 2017 and 2016, respectively, for a period-over-period increase in cash provided by operating activities of $269.9 million.  The primary drivers of the change include the following (in thousands):

	Six Months Ended		Period over
	June 30,		Period
	2017	2016	Change
Decrease (increase) in accounts receivable	$159,599	$(46,838)	$206,437
Decrease (increase) in inventories	$150,762	$(55,042)	$205,804
Decrease in accounts payable	$(124,527)	$(16,974)	$(107,553)
(Decrease) increase in change in derivatives	$(9,540)	$28,686	$(38,226)

During the six months ended June 30, 2017, the decreases in accounts receivable, inventories and accounts payable were primarily due to the change in activity as we exited the heating season, reduced inventory volume and a decline in prices.  The increase in net cash provided by operating activities also reflects the period-over-period increase in net income of $40.9 million, offset by the change in derivatives year over year which required funds of $38.2 million.

During the six months ended June 30, 2016, the increases in inventories and accounts receivable were largely due to higher prices, and the decrease in accounts payable was primarily due to the change in activity as we exited the heating season and because of lower crude oil volume sold.

Net cash provided by investing activities was $8.9 million for the six months ended June 30, 2017 and included $28.2 million in proceeds from the sale of property and equipment ($16.3 million from the sale of our natural gas marketing and electricity brokerage businesses, less $0.5 million in related transaction costs, and $12.4 million primarily from the sales of GDSO sites), offset by $12.7 million in maintenance capital expenditures and $6.6 million in expansion capital expenditures.

Net cash used in investing activities was $27.1 million for the six months ended June 30, 2016 and included $26.7 million in expansion capital expenditures and $12.1 million in maintenance capital expenditures, offset by $11.7 million in proceeds from the sale of property and equipment.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the six months ended June 30, 2017 and 2016.

Net cash used in financing activities was $223.0 million for the six months ended June 30, 2017 and included $175.5 million in net payments on our working capital revolving credit facility, $31.3 million in cash distributions to our common unitholders and our general partner, $16.0 million in net payments on our revolving credit facility and $0.5 million in distributions to our noncontrolling interest at Basin Transload, offset by $0.3 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash provided by financing activities was $94.6 million for the six months ended June 30, 2016 and included $120.7 million in net borrowings from our working capital revolving credit facility and $62.5 million in net proceeds from the Sale Leaseback Transaction (see Note 7 to Notes to Consolidated Financial Statements), offset by $55.6 million in net payments on our revolving credit facility, $31.2 million in cash distributions to our common unitholders and our general partner and $1.8 million in distributions to our noncontrolling interest at Basin Transload.

Credit Agreement

On April 25, 2017, we, our operating company, our operating subsidiaries and GLP Finance Corp., as borrowers, entered into a third amended and restated credit agreement, with aggregate commitments available in the amount of $1.3 billion.  We repay amounts outstanding and reborrow funds based on our working capital requirements and, therefore, classify as a current liability the portion of the working capital revolving credit facility we expect to pay down during the course of the year.  The long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year.  The credit agreement matures on April 30, 2020.

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

In addition, the credit agreement has an accordion feature whereby we may request on the same terms and conditions then applicable to the credit agreement, provided no Event of Default (as defined in the credit agreement) then exists, an increase to the working capital revolving credit facility, the revolving credit facility, or both, by up to another $300.0 million, in the aggregate, for a total credit facility of up to $1.6 billion.  Any such request for an increase must be in a minimum amount of $25.0 million.  We cannot provide assurance, however, that our lending group will agree to fund any request by us for additional amounts in excess of the total available commitments of $1.3 billion.

In addition, the credit agreement includes a swing line pursuant to which Bank of America, N.A., as the swing line lender, may make swing line loans in U.S. dollars in an aggregate amount equal to the lesser of (a) $75.0 million and (b) the Aggregate WC Commitments (as defined in the credit agreement).  Swing line loans will bear interest at the Base Rate (as defined in the credit agreement).  The swing line is a sub-portion of the working capital revolving credit facility and is not an addition to the total available commitments of $1.3 billion.

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

Borrowings under the working capital revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 2.50%, (2) the cost of funds rate plus 2.00% to 2.50%, or (3) the base rate plus 1.00% to 1.50%, each depending on the Utilization Amount (as defined in the credit agreement).  Borrowings under the revolving credit facility bear interest at (1) the Eurocurrency rate plus 2.00% to 3.00%, (2) the cost of funds rate plus 2.00% to 3.00%, or (3) the base rate plus 1.00% to 2.00%, each depending on the Combined Total Leverage Ratio (as defined in the credit agreement).

The average interest rates for the Credit Agreement were 3.6% and 3.5% for the three months ended June 30, 2017 and 2016, respectively, and 3.5% and 3.7% for the six months ended June 30, 2017 and 2016, respectively.  The decline in the average interest rates for the six months ended June 30, 2017 is due to the May 2016 expiration of an interest rate swap.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of June 30, 2017, we had total borrowings outstanding under the credit agreement of $449.8 million, including $200.7 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $30.2 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $820.0 million and $764.8 million at June 30, 2017 and December 31, 2016, respectively.

The credit agreement is secured by substantially all of our assets and the assets of our wholly owned subsidiaries and is guaranteed by us and our subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.

The credit agreement also includes (i) a $25.0 million general secured indebtedness basket, (ii)  a $25.0 million general investment basket, (iii) a $75.0 million secured indebtedness basket to permit the borrowers to enter into a Contango Facility (as defined in the credit agreement), (iv) a Sale/Leaseback Transaction (as defined in the credit agreement) basket of $100.0 million, and (v) a basket of $50.0 million in an aggregate amount over the life of the credit agreement for the purchase of our common units, provided that no Event of Default exists or would occur immediately following such purchase(s).

In addition, the credit agreement provides the ability for the borrowers to repay certain junior indebtedness, subject to a $100.0 million cap, so long as no Event of Default has occurred or will exist immediately after making such repayment.

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at June 30, 2017. The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately

$2.4 million was recorded for each of the three months ended June 30, 2017 and 2016, and $4.8 million was recorded for each of the six months ended June 30, 2017 and 2016, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended June 30, 2017 and 2016, and $4.8 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at June 30, 2017 was $89.9 million associated with the Capitol acquisition.

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

The sale did not meet the criteria for sale accounting as of June 30, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale Leaseback Sites for the three and six months ended June 30, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively.  Interest expense and lease rental payments were immaterial for the three and six months ended June 30, 2016.  The financing obligation balance outstanding at June 30, 2017 was $62.5 million associated with the Sale Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  In connection with the amendment to the credit agreement in April 2017, we capitalized additional financing fees of $8.0 million for the six months ended June 30, 2017.  We had unamortized deferred financing fees of $18.6 million and $14.1 million at June 30, 2017 and December 31, 2016, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $11.7 million and $6.5 million at June 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $6.0 million and $6.6 million at June 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.

On April 25, 2017, we entered into the credit agreement, a new facility that has extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, we incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for each of the three and six months ended June 30, 2017.

On February 24, 2016, under our prior credit agreement, we voluntarily elected to reduce our working capital revolving credit facility from $1.0 billion to $900.0 million and our revolving credit facility from $775.0 million to $575.0 million.  As a result, we incurred expenses of approximately $1.8 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the six months ended June 30, 2016.

Amortization expense of approximately $1.4 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million for each of the six months ended June 30, 2017 and 2016, is included in interest expense in the accompanying consolidated statements of operations.

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

As of June 30, 2017, we had total borrowings outstanding under our credit agreement of $449.8 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $4.5 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At June 30, 2017, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

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

At June 30, 2017, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	June 30,	Effect of 10%	Effect of 10%
	2017	Price Increase	Price Decrease
Exchange traded derivative contracts	$7,809	$(25,721)	$25,721
Forward derivative contracts	2,018	1,585	(1,585)
	$9,827	$(24,136)	$24,136

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at June 30, 2017.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $9.4 million at June 30, 2017.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

On August 1, 2017, we completed the implementation of new trade capture and transaction processing systems to replace certain of our legacy computer systems used within our Wholesale and Commercial segments.  We will continue to make appropriate changes to internal controls and procedures to conform to these new systems.  The new systems have automated certain manual processes and standardized business reporting.  Management will continue to evaluate and monitor our internal controls as each of the affected areas evolves.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the CAA.  The information requested generally related to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that our permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  We believe that the permits issued by the NYSDEC comply with the CAA and applicable State air permitting requirements and that no material violation of law has occurred.  We dispute the claims alleged in the NOV and responded to the EPA in September, 2016.  We met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to us relating to the allegations in the NOV.  On January 17, 2017, we responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence but instead requested that the Partnership enter into a further tolling agreement.  We have signed a number of tolling agreements with respect to this matter and such agreements currently extend through October 31, 2017.  To date, the EPA has not taken any further action with respect to the NOV.

By letter dated October 5, 2015, we received a notice of intent to sue (“October NOI”), which supersedes and replaces a prior notice of intent to sue that we received on September 1, 2015 (the “September NOI”) from Earthjustice, an environmental advocacy organization on behalf of the County of Albany, New York, a public housing development owned and operated by the Albany Housing Authority and certain environmental organizations, related to alleged violations of the CAA, particularly with respect to crude oil operations at the Albany Terminal.  The October NOI superseded and replaced the September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

On February 3, 2016, after the NYSDEC chose not to act on the allegations, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA.  In summary, this lawsuit alleges that certain of our operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel us both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA.  We believe that we have meritorious defenses against all allegations.  On February 26, 2016, we filed a motion to dismiss the CAA action.  No decision has yet been issued by the Court and all discovery and other litigation activity is stayed pending a decision by the Court on the motion to dismiss.

By letter dated January 25, 2017, we received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that we were operating the Albany Terminal without a valid CAA Title V Permit.  On February 9, 2017, we responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that we would move to dismiss any action commenced by Earthjustice.  No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations.  At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the NOI.  The Albany Terminal is currently operating pursuant to its Title V Permit. We believe that we have meritorious defenses against all allegations.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  We have responded to the Supplemental NOV and engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through October 31, 2017.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: August 9, 2017		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017		By:	/s/ Daphne H. Foster
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