Form 10-Q
period 2017-09-30
GLOBAL PARTNERS LP
filed 2017-11-08
CIK 1323468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The issuer had 33,995,563 common units outstanding as of November 6, 2017.

Item 1.Financial Statements

GLOBAL PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,855	$10,028
Accounts receivable, net	330,939	421,360
Accounts receivable—affiliates	5,647	3,143
Inventories	280,510	521,878
Brokerage margin deposits	12,454	27,653
Derivative assets	5,350	21,382
Prepaid expenses and other current assets	77,175	70,022
Total current assets	722,930	1,075,466
Property and equipment, net	1,038,231	1,099,899
Intangible assets, net	57,670	65,013
Goodwill	291,455	294,768
Other assets	37,892	28,874
Total assets	$2,148,178	$2,564,020
Liabilities and partners’ equity
Current liabilities:
Accounts payable	$241,724	$320,262
Working capital revolving credit facility—current portion	39,200	274,600
Environmental liabilities—current portion	5,329	5,341
Trustee taxes payable	97,857	101,166
Accrued expenses and other current liabilities	81,383	70,443
Derivative liabilities	11,109	27,413
Total current liabilities	476,602	799,225
Working capital revolving credit facility—less current portion	100,000	150,000
Revolving credit facility	190,000	216,700
Senior notes	661,109	659,150
Environmental liabilities—less current portion	52,712	57,724
Financing obligations	152,463	152,444
Deferred tax liabilities	64,181	66,054
Other long-term liabilities	59,343	64,882
Total liabilities	1,756,410	2,166,179
Partners’ equity
Global Partners LP equity:
Common unitholders 33,995,563 units issued and 33,644,218 outstanding at September 30, 2017 and 33,995,563 units issued and 33,543,669 outstanding at December 31, 2016)	395,219	401,044
General partner interest (0.67% interest with 230,303 equivalent units outstanding at September 30, 2017 and December 31, 2016)	(2,996)	(2,948)
Accumulated other comprehensive loss	(4,213)	(5,441)
Total Global Partners LP equity	388,010	392,655
Noncontrolling interest	3,758	5,186
Total partners’ equity	391,768	397,841
Total liabilities and partners’ equity	$2,148,178	$2,564,020

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales	$2,159,746	$2,030,198	$6,520,060	$5,927,209
Cost of sales	2,009,652	1,897,587	6,094,577	5,535,197
Gross profit	150,094	132,611	425,483	392,012
Costs and operating expenses:
Selling, general and administrative expenses	40,134	36,705	111,600	108,329
Operating expenses	70,338	70,591	208,720	218,718
Amortization expense	2,260	2,260	6,781	7,128
Net loss (gain) on sale and disposition of assets	2,190	7,486	(7,291)	13,966
Goodwill and long-lived asset impairment	809	147,817	809	149,972
Total costs and operating expenses	115,731	264,859	320,619	498,113
Operating income (loss)	34,363	(132,248)	104,864	(106,101)
Interest expense	(20,626)	(21,197)	(65,836)	(65,192)
Income (loss) before income tax benefit (expense)	13,737	(153,445)	39,028	(171,293)
Income tax benefit (expense)	723	(3,138)	(72)	(1,668)
Net income (loss)	14,460	(156,583)	38,956	(172,961)
Net loss attributable to noncontrolling interest	418	37,032	1,242	39,076
Net income (loss) attributable to Global Partners LP	14,878	(119,551)	40,198	(133,885)
Less: General partner’s interest in net income (loss), including incentive distribution rights	100	(801)	270	(897)
Limited partners’ interest in net income (loss)	$14,778	$(118,750)	$39,928	$(132,988)
Basic net income (loss) per limited partner unit	$0.44	$(3.54)	$1.19	$(3.97)
Diluted net income (loss) per limited partner unit	$0.44	$(3.54)	$1.18	$(3.97)
Basic weighted average limited partner units outstanding	33,644	33,531	33,570	33,522
Diluted weighted average limited partner units outstanding	33,945	33,531	33,839	33,522

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$14,460	$(156,583)	$38,956	$(172,961)
Other comprehensive income:
Change in fair value of cash flow hedges	167	660	764	1,513
Change in pension liability	(105)	169	464	543
Total other comprehensive income	62	829	1,228	2,056
Comprehensive income (loss)	14,522	(155,754)	40,184	(170,905)
Comprehensive loss attributable to noncontrolling interest	418	37,032	1,242	39,076
Comprehensive income (loss) attributable to Global Partners LP	$14,940	$(118,722)	$41,426	$(131,829)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

6

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$38,956	$(172,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,423	86,474
Amortization of deferred financing fees	4,295	4,467
Amortization of leasehold interests	562	939
Amortization of senior notes discount	1,079	1,039
Bad debt expense	622	50
Unit-based compensation expense	1,415	3,094
Write-off of financing fees	573	1,828
Net (gain) loss on sale and disposition of assets	(7,291)	13,966
Goodwill and long-lived asset impairment	809	149,972
Changes in operating assets and liabilities, excluding net assets acquired:
Accounts receivable	89,799	30,296
Accounts receivable-affiliate	(2,504)	243
Inventories	240,462	(51,773)
Broker margin deposits	15,199	12,646
Prepaid expenses, all other current assets and other assets	(19,400)	(6,226)
Accounts payable	(78,538)	(71,611)
Trustee taxes payable	(3,309)	(11,381)
Change in derivatives	(1,764)	34,116
Accrued expenses, all other current liabilities and other long-term liabilities	2,053	(11,018)
Net cash provided by operating activities	362,441	14,160
Cash flows from investing activities
Capital expenditures	(31,646)	(54,738)
Proceeds from sale of property and equipment	29,804	58,917
Net cash (used in) provided by investing activities	(1,842)	4,179
Cash flows from financing activities
Net (payments on) borrowings from working capital revolving credit facility	(285,400)	69,900
Net payments on revolving credit facility	(26,700)	(88,200)
Proceeds from sale-leaseback, net	—	62,476
Repurchased units withheld for tax obligations	(516)	—
Noncontrolling interest capital contribution	279	—
Distribution to noncontrolling interest	(465)	(1,798)
Distributions to partners	(46,970)	(46,890)
Net cash used in financing activities	(359,772)	(4,512)
Cash and cash equivalents
Increase in cash and cash equivalents	827	13,827
Cash and cash equivalents at beginning of period	10,028	1,116
Cash and cash equivalents at end of period	$10,855	$14,943
Supplemental information
Cash paid during the period for interest	$36,892	$49,548

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

			Accumulated
		General	Other		Total
	Common	Partner	Comprehensive	Noncontrolling	Partners’
	Unitholders	Interest	Loss	Interest	Equity
Balance at December 31, 2016	$401,044	$(2,948)	$(5,441)	$5,186	$397,841
Net income (loss)	39,928	270	—	(1,242)	38,956
Noncontrolling interest capital contribution	—	—	—	279	279
Distribution to noncontrolling interest	—	—	—	(465)	(465)
Other comprehensive income	—	—	1,228	—	1,228
Unit-based compensation	1,415	—	—	—	1,415
Distributions to partners	(47,169)	(318)	—	—	(47,487)
Repurchased units held for tax obligations	(516)	—	—	—	(516)
Dividends on repurchased units	517	—	—	—	517
Balance at September 30, 2017	$395,219	$(2,996)	$(4,213)	$3,758	$391,768

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Organization and Basis of Presentation

Organization

Global Partners LP (the “Partnership”) is a midstream logistics and marketing master limited partnership formed in March 2005 engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  The Partnership owns, controls or has access to one of the largest terminal networks of refined petroleum products and renewable fuels in Massachusetts, Maine, Connecticut, Vermont, New Hampshire, Rhode Island, New York, New Jersey and Pennsylvania (collectively, the “Northeast”).  The Partnership is one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  The Partnership is also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores with locations throughout the New England states and New York.  As of September 30, 2017, the Partnership had a portfolio of 1,435 owned, leased and/or supplied gasoline stations, including 234 directly operated convenience stores, in the Northeast, Maryland and Virginia.  The Partnership also receives revenue from convenience store sales, rental income and sundries.  In addition, the Partnership owns transload and storage terminals in North Dakota and Oregon that extend its origin-to-destination capabilities from the mid-continent region of the United States and Canada.

Global GP LLC, the Partnership’s general partner (the “General Partner”), manages the Partnership’s operations and activities and employs its officers and substantially all of its personnel, except for most of its gasoline station and convenience store employees who are employed by Global Montello Group Corp. (“GMG”), a wholly owned subsidiary of the Partnership.

The General Partner, which holds a 0.67% general partner interest in the Partnership, is owned by affiliates of the Slifka family.  As of September 30, 2017, affiliates of the General Partner, including its directors and executive officers and their affiliates, owned 7,403,798 common units, representing a 21.8% limited partner interest.

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 reflect the accounts of the Partnership.  Upon consolidation, all intercompany balances and transactions have been eliminated.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the entire year ending December 31, 2017.  The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table presents the Partnership’s product sales and other revenues as a percentage of the consolidated sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gasoline sales: gasoline and gasoline blendstocks (such as ethanol)	71%	71%	65%	66%
Crude oil sales and crude oil logistics revenue	5%	6%	6%	7%
Distillates (home heating oil, diesel and kerosene), residual oil, natural gas and propane sales	20%	18%	25%	22%
Convenience store sales, rental income and sundries	4%	5%	4%	5%
Total	100%	100%	100%	100%

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Partnership’s product margin by segment as a percentage of the consolidated product margin for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Wholesale segment	21%	10%	24%	19%
Gasoline Distribution and Station Operations segment	76%	87%	73%	77%
Commercial segment	3%	3%	3%	4%
Total	100%	100%	100%	100%

See Note 15, “Segment Reporting,” for additional information on the Partnership’s operating segments.

None of the Partnership’s customers accounted for greater than 10% of total sales for the three and nine months ended September 30, 2017 and 2016.

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

Common units outstanding as reported in the accompanying consolidated financial statements at September 30, 2017 and December 31, 2016 excluded 351,345 and 451,894 common units, respectively, held on behalf of the Partnership pursuant to its repurchase program (see Note 12).  The decrease in common units outstanding from December 31, 2016 is primarily due to a long-term incentive plan award that vested during the nine months ended September 30, 2017.  These units are not deemed outstanding for purposes of calculating net income (loss) per limited partner unit (basic and diluted).

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per limited partner unit for the periods presented (in thousands, except per unit data):

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$14,878	$14,778	$100	$—	$(119,551)	$(118,750)	$(801)	$—
Declared distribution	$15,829	$15,723	$106	$—	$15,829	$15,723	$106	$—
Assumed allocation of undistributed net income (loss)	(951)	(945)	(6)	—	(135,380)	(134,473)	(907)	—
Assumed allocation of net income (loss)	$14,878	$14,778	$100	$—	$(119,551)	$(118,750)	$(801)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,644				33,531
Dilutive effect of phantom units		301				—
Diluted weighted average limited partner units outstanding		33,945				33,531
Basic net income (loss) per limited partner unit		$0.44				$(3.54)
Diluted net income (loss) per limited partner unit (1)		$0.44				$(3.54)

(1)

Basic limited partner units were used to calculate diluted net loss per limited partner unit for the three months ended September 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
		Limited	General			Limited	General
		Partner	Partner			Partner	Partner
Numerator:	Total	Interest	Interest	IDRs	Total	Interest	Interest	IDRs
Net income (loss) attributable to Global Partners LP	$40,198	$39,928	$270	$—	$(133,885)	$(132,988)	$(897)	$—
Declared distribution	$47,487	$47,169	$318	$—	$47,487	$47,169	$318	$—
Assumed allocation of undistributed net income (loss)	(7,289)	(7,241)	(48)	—	(181,372)	(180,157)	(1,215)	—
Assumed allocation of net income (loss)	$40,198	$39,928	$270	$—	$(133,885)	$(132,988)	$(897)	$—

Denominator:
Basic weighted average limited partner units outstanding		33,570				33,522
Dilutive effect of phantom units		269				—
Diluted weighted average limited partner units outstanding		33,839				33,522
Basic net income (loss) per limited partner unit		$1.19				$(3.97)
Diluted net income (loss) per limited partner unit (1)		$1.18				$(3.97)

(1)

Basic limited partner units were used to calculate diluted net loss per limited partner unit for the nine months ended September 30, 2016, as using the effects of phantom units would have an anti-dilutive effect on net loss per limited partner unit.

The board of directors of the General Partner declared the following quarterly cash distributions:

	Per Unit Cash	Distribution Declared for the
Cash Distribution Declaration Date	Distribution Declared	Quarterly Period Ended
April 28, 2017	$0.4625	March 31, 2017
July 28, 2017	$0.4625	June 30, 2017
October 27, 2017	$0.4625	September 30, 2017

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Distillates: home heating oil, diesel and kerosene	$119,826	$180,272
Gasoline	77,887	101,368
Gasoline blendstocks	34,035	54,582
Crude oil	18,759	136,113
Residual oil	13,577	29,536
Propane and other	728	3,167
Renewable identification numbers (RINs)	435	631
Convenience store inventory	15,263	16,209
Total	$280,510	$521,878

In addition to its own inventory, the Partnership has exchange agreements for petroleum products and ethanol with unrelated third-party suppliers, whereby it may draw inventory from these other suppliers and suppliers may draw inventory from the Partnership.  Positive exchange balances are accounted for as accounts receivable and amounted to $6.6 million and $4.0 million at September 30, 2017 and December 31, 2016, respectively.  Negative exchange balances are accounted for as accounts payable and amounted to $15.4 million and $13.4 million at September 30, 2017 and December 31, 2016, respectively.  Exchange transactions are valued using current carrying costs.

Note 4.    Goodwill

The following table presents changes in goodwill, all of which has been allocated to the Gasoline Distribution and Station Operations (“GDSO”) segment (in thousands):

Balance at December 31, 2016	$294,768
Disposals (1)	(3,313)
Balance at September 30, 2017	$291,455

(1)	Disposals represent derecognition of goodwill associated with the sale and disposition of certain assets. See Note 6.

During each of the three and nine months ended September 30, 2016, the Partnership recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit.  Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the facts and circumstances related to the goodwill impairment charge.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Buildings and improvements	$1,004,098	$984,373
Land	407,653	418,025
Fixtures and equipment	41,481	40,354
Idle plant assets	30,500	30,500
Construction in process	18,385	42,069
Capitalized internal use software	35,818	20,097
Total property and equipment	1,537,935	1,535,418
Less accumulated depreciation	499,704	435,519
Total	$1,038,231	$1,099,899

Property and equipment includes assets held for sale of $6.5 million and $17.5 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the Partnership had a $58.5 million remaining net book value of long-lived assets at its West Coast facility, including $30.5 million related to the Partnership’s ethanol plant acquired in 2013.  In 2016, the Partnership shifted the facility from crude oil to ethanol transloading and began transloading ethanol.  The Partnership would need to take certain measures to prepare the facility for ethanol production in order to place the plant into service.  Therefore, the $30.5 million related to the ethanol plant was included in property and equipment and classified as idle plant assets at September 30, 2017 and December 31, 2016.

If the Partnership is unable to generate cash flows to support the recoverability of the plant and facility assets, this may become an indicator of potential impairment of the West Coast facility.  Associated with the fair value appraisals determined by third-party valuation specialists in support of the Partnership’s 2016 step two goodwill impairment test, the Partnership received an estimated fair value for the West Coast facility significantly in excess of the $58.5 million remaining net book value.  The estimated fair value obtained was based on market comparable transactions for sale of ethanol plant assets, both active and idle, at the time of sale.  While the fair value analysis was not prepared or obtained to support the recoverability of the West Coast facility or idle plant assets, the Partnership does not believe that changes in assumptions would impact the estimated fair value such that it might result in a fair value estimate of the West Coast facility that would be less than the $58.5 million net book value at September 30, 2017.  The Partnership will continue to monitor the market for ethanol, the continued business development of this facility for either ethanol or crude oil transloading, and the related impact this may have on the facility’s operating cash flows and whether this would constitute an impairment indicator.

Evaluation of Long-Lived Asset Impairment for the Three and Nine Months Ended September 30, 2017

During each of the three and nine months ended September 30, 2017, the Partnership recognized an impairment charge of $0.8 million relating to long-lived assets used at certain gasoline stations and convenience stores.  These assets are allocated to the GDSO segment, and the impairment is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2017.

Evaluation of Long-Lived Asset Impairment for the Three and Nine Months Ended September 30, 2016

During each of the three and nine months ended September 30, 2016, the Partnership recognized an impairment charge of $23.2 million relating to long-lived assets used at its crude oil transloading terminals in North Dakota and

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$2.9 million associated with certain long-lived assets at its Albany, New York terminal and all development work in Port Arthur, Texas associated with the initial investments related to expanding the Partnership’s ability to handle crude oil at those locations.  These terminal assets are allocated to the Wholesale segment, and the total impairment charge of $26.1 million is included in goodwill and long-lived asset impairment in the accompanying statements of operations for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2016,  the Partnership also recognized an impairment charge of $1.9 million associated with the long-lived assets used in supplying compressed natural gas (“CNG”) which is viewed as an alternative fuel to oil.  The CNG assets were allocated to the Commercial segment.  On November 1, 2016, the Partnership sold its CNG assets.  In addition, the Partnership recognized an impairment charge of $0.3 million for the nine months ended September 30, 2016 associated with the long-lived assets of one discrete GDSO site in its GDSO reporting unit.

Please read Note 2 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the facts and circumstances related to the long-lived asset impairment charges.

Note 6.    Sales and Disposition of Assets

The following table provides the Partnership’s (gain) loss on sale and dispositions of assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sale of natural gas brokerage and electricity businesses	$—	$—	$(14,172)	$—
Periodic divestiture of gasoline stations	77	(139)	253	518
Strategic asset divestiture program - Mirabito disposition	—	3,850	—	3,850
Strategic asset divestiture program - Real estate firm coordinated sale	375	(201)	825	(201)
Loss on assets held for sale	1,571	4,000	5,010	9,644
Other	167	(24)	793	155
Net loss (gain) on sale and disposition of assets	$2,190	$7,486	$(7,291)	$13,966

Sale of Natural Gas and Electricity Brokerage Businesses

On February 1, 2017, the Partnership completed the sale of its natural gas marketing and electricity brokerage businesses for a purchase price of approximately $17.3 million, subject to customary closing adjustments.  Proceeds from the sale amounted to approximately $16.3 million, and the Partnership realized a gain on the sale of $14.2 million for the nine months ended September 30, 2017.  See Note 1.

Periodic Divestiture of Gasoline Stations

As part of the routine course of operations in the GDSO segment, the Partnership may periodically divest certain gasoline stations.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a  $0.1 million loss and a  $0.1 million gain for the three months ended September 30, 2017 and 2016 respectively, and losses of $0.3 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and disposition costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to a $3.9 million loss for the three and nine months ended September 30, 2016, including the derecognition of $12.8 million of GDSO goodwill.

Real Estate Firm Coordinated Sale—The Partnership has retained a real estate firm to coordinate the continuing sale of non-strategic GDSO sites.  As of September 30, 2017 and since the Divesture Program was implemented, the Partnership has completed the sale of 59 of these sites, of which 6 sites and 30 sites were sold during the three and nine months ended September 30, 2017, respectively.  The gain or loss on the sale, representing cash proceeds less net book value of assets and recognized liabilities at disposition, net of settlement and dispositions costs, is recorded in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations and amounted to $0.4 million and ($0.2 million) for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and ($0.2 million) for the nine months ended September 30, 2017 and 2016,  respectively. The losses for the three and nine months ended September 30, 2017 include the derecognition of GDSO goodwill in the amount of $0.4 million and $3.3 million for these respective periods.  As of September 30, 2017, the criteria to be presented as held for sale was met for 10 of the remaining sites.

Loss on Assets Held for Sale

In conjunction with the periodic divestiture of gasoline stations and the sale of sites within the Divestiture Program, the Partnership may classify certain gasoline station assets as held for sale.

The Partnership classified 11 sites and 17 sites as held for sale at September 30, 2017 and December 31, 2016, respectively, which are periodic divestiture gasoline station sites.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $0.1 million and $0 for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $5.6 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in net loss (gain) on sale and disposition of assets in the accompanying consolidated statements of operations.

Additionally, the Partnership classified 10 sites associated with the real estate firm coordinated sale discussed above as held for sale at September 30, 2017.  The Partnership recorded impairment charges related to these assets held for sale in the amount of $1.5 million and $4.6 million for the three and nine months ended September 30, 2017, respectively, which are included in net loss (gain)  on sale and disposition of assets in the accompanying consolidated statements of operations.  The Partnership recorded impairment charges related to assets held for sale at September 30, 2016 of $4.0 million for each the three and nine months ended September 30, 2016.

Assets held for sale of $6.5 million and $17.5 million at September 30, 2017 and December 31, 2016, respectively, are included in property and equipment in the accompanying balance sheets.  Assets held for sale are expected to be sold within the next 12 months.

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

The average interest rates for the Credit Agreement were 3.7% and 3.4% for the three months ended September 30, 2017 and 2016, respectively, and 3.6% and 3.6% for the nine months ended September 30, 2017 and 2016, respectively.  The increase for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to increases in market interest rates.

The Credit Agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the Credit Agreement) per annum for each letter of credit issued.  In addition, the Partnership incurs a commitment fee on the unused portion of each facility under the Credit Agreement, ranging from 0.35% to 0.50% per annum.

The Partnership classifies a portion of its working capital revolving credit facility as a current liability and a portion as a long-term liability.  The portion classified as a long-term liability represents the amounts expected to be outstanding during the entire year based on an analysis of historical daily borrowings under the working capital revolving credit facility, the seasonality of borrowings, forecasted future working capital requirements and forward product curves, and because the Partnership has a multi-year, long-term commitment from its bank group.  Accordingly, at September 30, 2017, the Partnership estimated working capital revolving credit facility borrowings will equal or exceed $100.0 million over the next twelve months and, therefore, classified $39.2 million as the current portion at September 30, 2017, representing the amount the Partnership expects to pay down over the next twelve months.  The long-term portion of the working capital revolving credit facility was $100.0 million and $150.0 million at September 30, 2017 and December 31, 2016, respectively, and the current portion was $39.2 million and $274.6 million at September 30, 2017 and December 31, 2016, respectively.  The decrease in total borrowings under the working capital revolving credit facility of $285.4 million from December 31, 2016 was primarily due to reduced inventory volume in part due to a change in market structure, and decreases in accounts receivable and inventories, primarily due to the change in activity relating to the heating season.

As of September 30, 2017, the Partnership had total borrowings outstanding under the Credit Agreement of $329.2 million, including $190.0 million outstanding on the revolving credit facility.  In addition, the Partnership had outstanding letters of credit of $26.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $944.5 million and $764.8 million at September 30, 2017 and December 31, 2016, respectively.

The Credit Agreement is secured by substantially all of the assets of the Partnership and the Partnership’s wholly-owned subsidiaries and is guaranteed by the Partnership and its subsidiaries, Bursaw Oil LLC, Global Partners Energy Canada ULC, Warex Terminals Corporation, Drake Petroleum Company, Inc., Puritan Oil Company, Inc. and Maryland Oil Company, Inc.

The Credit Agreement imposes certain requirements on the borrowers including, for example, a prohibition against distributions if any potential default or Event of Default (as defined in the Credit Agreement) would occur as a result thereof, and certain limitations on the Partnership’s ability to grant liens, make certain loans or investments, incur additional indebtedness or guarantee other indebtedness, make any material change to the nature of the Partnership’s business or undergo a fundamental change, make any material dispositions, acquire another company, enter into a merger, consolidation, sale-leaseback transaction or purchase of assets, or make capital expenditures in excess of specified levels.

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

The Credit Agreement imposes financial covenants that require the Partnership to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  The Partnership was in compliance with the foregoing covenants at September 30, 2017.  The Credit Agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the Credit Agreement).  In addition, the Credit Agreement limits distributions by the Partnership to its unitholders to the amount of Available Cash (as defined in the Partnership’s partnership agreement).

Senior Notes

The Partnership had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at September 30, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, the Partnership acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, the Partnership assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for each of the three months ended September 30, 2017 and 2016, and $7.2 million was recorded for each of the nine months ended September 30, 2017 and 2016 and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended September 30, 2017 and 2016, and $7.2 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at September 30, 2017 was $89.9 million associated with the Capitol acquisition.

Sale-Leaseback Transaction

On June 29, 2016, the Partnership sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale-Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, the Partnership entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale-Leaseback Sites (such Master Lease

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement, together with the Sale-Leaseback Sites, the “Sale-Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  The Partnership has one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  The Partnership does not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale-Leaseback Transaction were used to reduce indebtedness outstanding under the Partnership’s revolving credit facility.

The sale did not meet the criteria for sale accounting as of September 30, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as the Partnership did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, the Partnership did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the three and nine months ended September 30, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by the Partnership has not been derecognized and continues to be depreciated.  The Partnership recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, the Partnership incurs interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended September 30, 2017 and 2016, and $3.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at September 30, 2017 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

The Partnership incurs bank fees related to its Credit Agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the Credit Agreement or other financing arrangements.  In connection with the amendment to the Credit Agreement in April 2017, the Partnership capitalized additional financing fees of $8.0 million.  The Partnership had unamortized deferred financing fees of $17.2 million and $14.1 million at September 30, 2017 and December 31, 2016, respectively.

Unamortized fees related to the Credit Agreement are included in other current assets and other long-term assets and amounted to $10.6 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.7 million and $6.6 million at September 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively.

On April 25, 2017, the Partnership entered into the Credit Agreement, a new facility that extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, the Partnership incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for the nine months ended September 30, 2017.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 24, 2016, under its prior credit agreement, the Partnership voluntarily elected to reduce its working capital revolving credit facility from $1.0 billion to $900.0 million and its revolving credit facility from $775.0 million to $575.0 million.  As a result, the Partnership incurred expenses of approximately $1.8 million associated with the write-off of a portion the related deferred financing fees.  These expenses are included in interest expense in the accompanying statement of operations for the nine months ended September 30, 2016.

Amortization expense of approximately $1.3 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.3 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

The following table summarizes the notional values related to the Partnership’s derivative instruments outstanding at September 30, 2017:

	Units (1)	Unit of Measure
Exchange-Traded Derivatives
Long	121,849	Thousands of barrels
Short	(124,112)	Thousands of barrels

OTC Derivatives (Petroleum/Ethanol)
Long	5,319	Thousands of barrels
Short	(4,430)	Thousands of barrels

Interest Rate Swap	$100.0	Millions of U.S. dollars

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

The following table presents the gains and losses from the Partnership’s derivative instruments involved in fair value hedging relationships recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	September 30,		September 30,
	Derivatives	2017	2016	2017	2016
Derivatives in fair value hedging relationship
Exchange-traded futures contracts and OTC derivative contracts for petroleum commodity products	Cost of sales	$(3,930)	$16,506	$36,990	$(1,546)

Hedged items in fair value hedge relationship
Physical inventory	Cost of sales	$4,370	$(19,336)	$(37,412)	$9,152

Cash Flow Hedges

At September 30 2017, the Partnership had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

The amount of gain (loss) recognized in other comprehensive income as effective for derivatives designated in cash flow hedging relationships was $0.2 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.  The amount of gain (loss) recognized in income as ineffectiveness for derivatives designated in cash flow hedging relationships was $0 for each of the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the gains and losses from the Partnership’s derivative instruments not involved in a hedging relationship recognized in the consolidated statements of operations for the periods presented (in thousands):

	Statement of Gain (Loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	Recognized in	September 30,		September 30,
hedging instruments	Income on Derivatives	2017	2016	2017	2016
Commodity contracts	Cost of sales	$6,470	$1,883	$9,212	$1,794
Forward foreign currency contracts	Cost of sales	—	(32)	—	71
Total		$6,470	$1,851	$9,212	$1,865

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of each classification of the Partnership’s derivative instruments and its location in the consolidated balance sheets at September 30, 2017 and December 31, 2016 (in thousands):

		September 30, 2017
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$28,977	$28,977
Forward derivative contracts (1)	Derivative assets	—	5,350	5,350
Total asset derivatives		$—	$34,327	$34,327

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(1,529)	$(66,633)	$(68,162)
Forward derivative contracts (1)	Derivative liabilities	—	(11,109)	(11,109)
Interest rate swap contracts	Other long-term liabilities	—	(406)	(406)
Total liability derivatives		$(1,529)	$(78,148)	$(79,677)

		December 31, 2016
		Derivatives	Derivatives Not
		Designated as	Designated as
		Hedging	Hedging
	Balance Sheet Location	Instruments	Instruments	Total
Asset Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$—	$60,018	$60,018
Forward derivative contracts (1)	Derivative assets	—	21,382	21,382
Total asset derivatives		$—	$81,400	$81,400

Liability Derivatives:
Exchange-traded derivative contracts	Broker margin deposits	$(33,877)	$(96,831)	$(130,708)
Forward derivative contracts (1)	Derivative liabilities	—	(27,413)	(27,413)
Interest rate swap contracts	Other long-term liabilities	—	(1,170)	(1,170)
Total liability derivatives		$(33,877)	$(125,414)	$(159,291)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9.    Fair Value Measurements

The following tables present, by level within the fair value hierarchy, the Partnership’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value at September 30, 2017
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$4,017	$1,147	$—	$5,164
Swap agreements and options	—	186	—	—	186
Exchange-traded/cleared derivative instruments (2)	(39,185)	—	—	51,639	12,454
Pension plans	17,264	—	—	—	17,264
Total assets	$(21,921)	$4,203	$1,147	$51,639	$35,068

Liabilities:
Forward derivative contracts (1)	$—	$(9,977)	$(1,130)	$—	$(11,107)
Swap agreements and options	—	(2)	—	—	(2)
Interest rate swaps	—	(406)	—	—	(406)
Total liabilities	$—	$(10,385)	$(1,130)	$—	$(11,515)

	Fair Value at December 31, 2016
				Cash Collateral
	Level 1	Level 2	Level 3	Netting	Total
Assets:
Forward derivative contracts (1)	$—	$18,972	$1,683	$—	$20,655
Swap agreements and options	—	727	—	—	727
Exchange-traded/cleared derivative instruments (2)	(70,690)	—	—	98,344	27,654
Pension plans	16,777	—	—	—	16,777
Total assets	$(53,913)	$19,699	$1,683	$98,344	$65,813

Liabilities:
Forward derivative contracts (1)	$—	$(25,097)	$(2,054)	$—	$(27,151)
Swap agreements and options	—	(262)	—	—	(262)
Interest rate swaps	—	(1,170)	—	—	(1,170)
Total liabilities	$—	$(26,529)	$(2,054)	$—	$(28,583)

(1)	Forward derivative contracts include the Partnership’s petroleum and ethanol physical and financial forwards and OTC swaps.
(2)	Amount includes the effect of cash balances on deposit with clearing brokers.

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

	September 30, 2017		December 31, 2016
	Face	Fair	Face	Fair
	Value	Value	Value	Value
6.25% senior notes	$375,000	$379,687	$375,000	$361,163
7.00% senior notes	$300,000	$303,000	$300,000	$289,500

Level 3 Information

The values of the Level 3 derivative contracts were calculated using market approaches based on a combination of observable and unobservable market inputs, including published and quoted NYMEX, CME, ICE, New York Harbor and third-party pricing information for a component of the underlying instruments as well as internally developed assumptions where there is little, if any, published or quoted prices or market activity.  The unobservable inputs used in the measurement of the Level 3 derivative contracts include estimates for location basis, transportation and throughput costs net of an estimated margin for current market participants.  The estimates for these inputs for crude oil were $0.05 to $3.25 per barrel and $4.05 to $6.50 per barrel as of September 30, 2017 and December 31, 2016, respectively.  The estimates for these inputs for propane were $3.78 to $7.35 per barrel and $4.20 to $10.50 per barrel as of September 30, 2017 and December 31, 2016, respectively.  Gains and losses recognized in earnings (or changes in net assets) are disclosed in Note 8.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a reconciliation of changes in fair value of the Partnership’s derivative contracts classified as Level 3 in the fair value hierarchy at September 30, 2017 (in thousands):

Fair value at December 31, 2016	$(371)
Derivatives entered into during the period	102
Derivatives sold during the period	409
Realized gains (losses) recorded in cost of sales	560
Unrealized gains (losses) recorded in cost of sales	(683)
Fair value at September 30, 2017	$17

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

Note 10.    Environmental Liabilities, Asset Retirement Obligations and Renewable Identification Numbers

Environmental Liabilities

The following table presents a summary roll forward of the Partnership’s environmental liabilities at September 30, 2017 (in thousands):

	Balance at			Other	Balance at
	December 31,	Payments	Dispositions	Adjustments	September 30,
Environmental Liability Related to:	2016	2017	2017	2017	2017
Retail gasoline stations	$58,456	$(1,913)	$(1,800)	$(1,201)	$53,542
Terminals	4,609	(110)	—	—	4,499
Total environmental liabilities	$63,065	$(2,023)	$(1,800)	$(1,201)	$58,041
Current portion	$5,341				$5,329
Long-term portion	57,724				52,712
Total environmental liabilities	$63,065				$58,041

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

The liability for an asset retirement obligation is recognized on a discounted basis in the year in which it is incurred, and the discount period applied is based on statutory requirements for UST removal or policy.  The associated asset retirement costs are capitalized as part of the carrying cost of the asset.  The Partnership had approximately $7.8 million and $8.3 million in total asset retirement obligations at September 30, 2017 and December 31, 2016, respectively, which are included in other long-term liabilities in the accompanying balance sheets.

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

The Partnership’s Wholesale segment’s operating results may be sensitive to the timing associated with its RIN position relative to its RVO at a point in time, and the Partnership may recognize a mark-to-market liability for a shortfall in RINs at the end of each reporting period.  To the extent that the Partnership does not have a sufficient number of RINs to satisfy the RVO as of the balance sheet date, the Partnership charges cost of sales for such deficiency based on the market price of the RINs as of the balance sheet date and records a liability representing the Partnership’s obligation to purchase RINs.  The Partnership’s RVO deficiency was immaterial at September 30, 2017 and $0.2 million at December 31, 2016.

The Partnership may enter into RIN forward purchase and sales commitments.  Total losses from firm non-cancellable commitments at September 30, 2017 and December 31, 2016 were immaterial.

Note 11.    Related Party Transactions

The Partnership is a party to a Second Amended and Restated Services Agreement with Global Petroleum Corp. (“GPC”), an affiliate of the Partnership that is 100% owned by members of the Slifka family, pursuant to which the Partnership provides GPC with certain tax, accounting, treasury, legal, information technology, human resources and financial operations support services for which GPC pays the Partnership a monthly services fee at an agreed amount subject to the approval by the Conflicts Committee of the board of directors of the General Partner.  The Second Amended and Restated Services Agreement is for an indefinite term and any party may terminate some or all of the

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

services upon ninety (90) days’ advanced written notice.  As of September 30, 2017, no such notice of termination was given by GPC.

The General Partner employs substantially all of the Partnership’s employees, except for most of its gasoline station and convenience store employees, who are employed by GMG.  The Partnership reimburses the General Partner for expenses incurred in connection with these employees.  These expenses, including bonus, payroll and payroll taxes, were $26.6 million and $21.4 million for the three months ended September 30, 2017 and 2016, respectively, and $75.9 million and $70.6 million for the nine months ended September 30, 2017 and 2016, respectively.  The Partnership also reimburses the General Partner for its contributions under the General Partner’s 401(k) Savings and Profit Sharing Plans and the General Partner’s qualified and non-qualified pension plans.

The table below presents receivables from GPC and the General Partner (in thousands):

	September 30,	December 31,
	2017	2016
Receivables from GPC	$72	$6
Receivables from the General Partner (1)	5,575	3,137
Total	$5,647	$3,143

(1)	Receivables from the General Partner reflect the Partnership’s prepayment of payroll taxes and payroll accruals to the General Partner.

In addition, for the nine months ended September 30, 2017, the Partnership paid members of the General Partner for certain costs incurred in connection with a compensation funding agreement.  See Note 12, “Long-Term Incentive Plan–Repurchase Program.”

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

The following table presents a summary of the non-vested phantom units granted under the LTIP for the nine months ended September 30, 2017:

		Weighted
	Number of	Average
	Non-vested	Grant Date
	Units	Fair Value ($)
Outstanding non—vested phantom units at December 31, 2016	571,554	38.56
Granted	579,588	16.75
Vested	(119,055)	39.18
Forfeited	(81,996)	34.91
Outstanding non—vested phantom units at September 30, 2017	950,091	25.49

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Partnership recorded total compensation expense related to the outstanding LTIP awards of $1.2 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $3.2 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

During the three and nine months ended September 30, 2017, a total of 27,019 and 81,996 phantom units, respectively, were forfeited, the majority of which are related to phantom unit awards granted in 2013.  As the Partnership’s assumption for forfeitures at the time of grant was zero based on service history, the Partnership reversed compensation expenses related to the forfeitures in the amount of $0.4 million and $1.8 million for the three and nine months ended September 30, 2017, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The total compensation cost related to the non-vested awards not yet recognized at September 30, 2017 was approximately $15.3 million and is expected to be recognized ratably over the remaining requisite service periods.

Repurchase Program

In May 2009, the board of directors of the General Partner authorized the repurchase of the Partnership’s common units (the “Repurchase Program”) for the purpose of meeting the General Partner’s anticipated obligations to deliver common units under the LTIP and meeting the General Partner’s obligations under existing employment agreements and other employment related obligations of the General Partner (collectively, the “General Partner’s Obligations”).  The General Partner is authorized to acquire up to 1,242,427 of its common units in the aggregate over an extended period of time, consistent with the General Partner’s Obligations.  Common units may be repurchased from time to time in open market transactions, including block purchases, or in privately negotiated transactions.  Such authorized unit repurchases may be modified, suspended or terminated at any time and are subject to price and economic and market conditions, applicable legal requirements and available liquidity.  Since the Repurchase Program was implemented, the General Partner repurchased 838,505 common units pursuant to the Repurchase Program for approximately $24.8 million, none of which were purchased during the three and nine months ended September 30, 2017.

In June 2009, the Partnership and the General Partner entered into the Global GP LLC Compensation Funding Agreement (the “Agreement”) whereby the Partnership and the General Partner established obligations and protocol for (i) the funding, management and administration of a compensation funding account and underlying General Partner’s Obligations, and (ii) the holding and disposition by the General Partner of common units acquired in accordance with the Agreement for such purposes as otherwise set forth in the Agreement.  The Agreement requires the Partnership to fund costs that the General Partner incurs in connection with performance of the Agreement.  In accordance with the Agreement, in June 2017, the Partnership paid members of the General Partner approximately $0.8 million in the aggregate for certain costs incurred in connection with the Agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2017.

Note 13.    Partners’ Equity and Cash Distributions

Partners’ Equity

Partners’ equity at September 30, 2017 consisted of 33,995,563 common units issued, including 7,403,798 common units held by affiliates of the General Partner, including directors and executive officers, collectively representing a 99.33% limited partner interest in the Partnership, and 230,303 general partner units representing a 0.67% general partner interest in the Partnership.  There have been no changes to partners’ equity during the nine months ended September 30, 2017.

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

As holder of the IDRs, the General Partner is entitled to incentive distributions if the amount that the Partnership distributes with respect to any quarter exceeds specified target levels shown below:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
	Target Amount	Unitholders	General Partner
First Target Distribution	up to $0.4625	99.33%	0.67%
Second Target Distribution	above $0.4625 up to $0.5375	86.33%	13.67%
Third Target Distribution	above $0.5375 up to $0.6625	76.33%	23.67%
Thereafter	above $0.6625	51.33%	48.67%

The Partnership paid the following cash distributions during 2017 (in thousands, except per unit data):

	Earned for the	Per Unit
Cash Distribution	Quarter	Cash	Common	General	Incentive	Total Cash
Payment Date	Ended	Distribution	Units	Partner	Distribution	Distribution
2/14/2017	12/31/16	$0.4625	$15,723	$106	$—	$15,829
5/15/2017	03/31/17	0.4625	15,723	106	—	15,829
8/14/2017	06/30/17	0.4625	15,723	106	—	15,829

In addition, on October 27, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) on all of its outstanding common units for the period from July 1, 2017 through September 30, 2017.  On November 14 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on November 9, 2017.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15.    Segment Reporting

Summarized financial information for the Partnership’s reportable segments is presented in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Wholesale Segment:
Sales
Gasoline and gasoline blendstocks	$559,685	$558,845	$1,526,452	$1,495,985
Crude oil (1)	109,923	129,293	356,594	438,390
Other oils and related products (2)	292,427	259,587	1,249,457	996,719
Total	$962,035	$947,725	$3,132,503	$2,931,094
Product margin
Gasoline and gasoline blendstocks	$30,422	$21,529	$64,415	$64,503
Crude oil (1)	(8,405)	(16,818)	3,248	(28,839)
Other oils and related products (2)	14,589	11,435	52,290	52,488
Total	$36,606	$16,146	$119,953	$88,152
Gasoline Distribution and Station Operations Segment:
Sales
Gasoline	$897,440	$818,403	$2,524,823	$2,250,140
Station operations (3)	94,856	101,943	258,309	288,186
Total	$992,296	$920,346	$2,783,132	$2,538,326
Product margin
Gasoline	$84,170	$88,111	$230,608	$220,497
Station operations (3)	46,492	48,729	128,629	140,921
Total	$130,662	$136,840	$359,237	$361,418
Commercial Segment:
Sales	$205,415	$162,127	$604,425	$457,789
Product margin	$5,022	$4,176	$13,335	$16,566
Combined sales and Product margin:
Sales	$2,159,746	$2,030,198	$6,520,060	$5,927,209
Product margin (4)	$172,290	$157,162	$492,525	$466,136
Depreciation allocated to cost of sales	(22,196)	(24,551)	(67,042)	(74,124)
Combined gross profit	$150,094	$132,611	$425,483	$392,012

(1)	Crude oil consists of the Partnership’s crude oil sales and revenue from its logistics activities.
(2)	Other oils and related products primarily consist of distillates, residual oil and propane.
(3)	Station operations consist of convenience store sales, rental income and sundries.
(4)

Product margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess its business.  The table above includes a reconciliation of product margin on a combined basis to gross profit, a directly comparable GAAP measure.

Approximately 123 million gallons and 130 million gallons of the GDSO segment’s sales for the three months ended September 30, 2017 and 2016, respectively, and 361 million gallons and 362 million gallons of the GDSO segment’s sales for the nine months ended September 30, 2017 and 2016, respectively, were supplied from petroleum products and renewable fuels sourced by the Wholesale segment.  Except for natural gas (prior to the sale of the Partnership’s natural gas marketing and electricity brokerage businesses in February 2017), predominantly all of the Commercial segment’s sales were sourced by the Wholesale segment.  These intra-segment sales are not reflected as sales in the Wholesale segment as they are eliminated.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Combined gross profit	$150,094	$132,611	$425,483	$392,012
Operating costs and expenses not allocated to operating segments:
Selling, general and administrative expenses	40,134	36,705	111,600	108,329
Operating expenses	70,338	70,591	208,720	218,718
Amortization expense	2,260	2,260	6,781	7,128
Net loss (gain) on sale and disposition of assets	2,190	7,486	(7,291)	13,966
Goodwill and long-lived asset impairment	809	147,817	809	149,972
Total operating costs and expenses	115,731	264,859	320,619	498,113
Operating income (loss)	34,363	(132,248)	104,864	(106,101)
Interest expense	(20,626)	(21,197)	(65,836)	(65,192)
Income tax benefit (expense)	723	(3,138)	(72)	(1,668)
Net income (loss)	14,460	(156,583)	38,956	(172,961)
Net loss attributable to noncontrolling interest	418	37,032	1,242	39,076
Net income (loss) attributable to Global Partners LP	$14,878	$(119,551)	$40,198	$(133,885)

The Partnership’s foreign assets and foreign sales were immaterial as of and for the three and nine months ended September 30, 2017 and 2016.

Segment Assets

The Partnership’s terminal assets are allocated to the Wholesale and Commercial segments, and its retail gasoline stations are allocated to the GDSO segment.  Due to the commingled nature and uses of the remainder of the Partnership’s assets, it is not reasonably possible for the Partnership to allocate these assets among its reportable segments.

The table below presents total assets by reportable segment at September 30, 2017 and December 31, 2016 (in thousands):

	Wholesale	Commercial	GDSO	Unallocated	Total
September 30, 2017	$555,517	$109	$1,244,669	$347,883	$2,148,178
December 31, 2016	$830,662	$134	$1,294,568	$438,656	$2,564,020

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

The Partnership computed its tax provision for the three and nine months ended September 30, 2017 based upon the year-to-date effective tax rate as opposed to an estimated annual effective tax rate.  The Partnership concluded that the year-to-date effective tax rate is the most appropriate method to use for the three and nine months ended September 30, 2017, given a reliable estimate of the annual effective tax rate cannot be made.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established.  At September 30, 2017 and December 31, 2016, the Partnership had $1.5 million and $1.4 million, respectively, of unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized.

GMG files income tax returns in the United States and various state jurisdictions.  With few exceptions, the Partnership is subject to income tax examination by tax authorities for all years dated back to 2013.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17.    Changes in Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Pension
Three Months Ended September 30, 2017	Plan	Derivatives	Total
Balance at June 30, 2017	$(3,700)	$(575)	$(4,275)
Other comprehensive income before reclassifications of gain (loss)	(135)	167	32
Amount of (loss) gain reclassified from accumulated other comprehensive income	30	—	30
Total comprehensive (loss) income	(105)	167	62
Balance at September 30, 2017	$(3,805)	$(408)	$(4,213)

	Pension
Nine Months Ended September 30, 2017	Plan	Derivatives	Total
Balance at December 31, 2016	$(4,269)	$(1,172)	$(5,441)
Other comprehensive income before reclassifications of gain (loss)	488	764	1,252
Amount of (loss) gain reclassified from accumulated other comprehensive income	(24)	—	(24)
Total comprehensive income	464	764	1,228
Balance at September 30, 2017	$(3,805)	$(408)	$(4,213)

Amounts are presented prior to the income tax effect on other comprehensive income.  Given the Partnership’s partnership status for federal income tax purposes, the effective tax rate is immaterial.

Note 18.    Supplemental Cash Flow Information

The following table presents cash flow supplemental information for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Borrowings from working capital revolving credit facility	$946,200	$1,191,000
Payments on working capital revolving credit facility	(1,231,600)	(1,121,100)
Net (payments on) borrowings from working capital revolving credit facility	$(285,400)	$69,900
Borrowings from revolving credit facility	$—	$20,300
Payments on revolving credit facility	(26,700)	(108,500)
Net payments on revolving credit facility	$(26,700)	$(88,200)

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other

During the second quarter ended June 30, 2016, the Partnership determined that gasoline loaded from certain loading bays at one of its terminals did not contain the necessary additives as a result of an IT-related configuration error.  The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives.  Based upon current information, the Partnership believes approximately 14 million gallons of gasoline were impacted.  The Partnership has notified the EPA of this error.  As a result of this error, the Partnership could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, the Partnership received a request for information from the EPA seeking certain information regarding its Albany terminal in order to assess its compliance with the Clean Air Act (the “CAA”).  The information requested generally related to crude oil received by, stored at and shipped from the Partnership’s petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  The Partnership submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, the Partnership received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to the Partnership in 2011 and 2012 specifically authorize the Partnership to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that the Partnership’s permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  The Partnership believes that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  The Partnership disputes the claims alleged in the NOV and responded to the EPA in September 2016.  The Partnership met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to the Partnership relating to the allegations in the NOV.  On January 17, 2017, the Partnership responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence but instead requested that the Partnership enter into a further tolling agreement.  The Partnership has signed a number of tolling agreements with respect to this matter and such agreements currently extend through February 28, 2018.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Terminal.  The October NOI superseded and replaced the September NOI to add two additional environmental advocacy organizations and to revise the relief sought and the description of the alleged CAA violations.

On February 3, 2016, after the NYSDEC chose not to act on the allegations, Earthjustice and the other entities identified in the October NOI filed suit against the Partnership in federal court in Albany under the citizen suit provisions of the CAA. In summary, this lawsuit alleges that certain of the Partnership’s operations at the Albany Terminal are in violation of the CAA.  The plaintiffs seek, among other things, relief that would compel the Partnership both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls.  In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day the Partnership as operated the Albany Terminal in violation of the CAA.  The Partnership believes that it has meritorious defenses against all allegations.  On February 26, 2016, the Partnership filed a motion to dismiss the CAA action.  On September 26, 2017, the United States District Court granted the Partnership’s motion to dismiss the suit in its entirety.  The plaintiffs have filed a Notice of Appeal with the Second Circuit Court of Appeals.

By letter dated January 25, 2017, the Partnership received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that the Partnership was operating the Albany Terminal without a valid CAA Title V Permit.  On February 9, 2017, the Partnership responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that the Partnership would move to dismiss any action commenced by Earthjustice.  No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations.  At this time, there has been no further action taken by Earthjustice.  Neither the EPA nor the NYSDEC has followed up on the 2017 NOI.  The Albany Terminal is currently operating pursuant to its Title V Permit.  The Partnership believes that it has meritorious defenses against all allegations.

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

The Partnership received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether the Partnership has violated sections of the CAA at certain of its terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  The Partnership met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  The Partnership has responded to the Supplemental NOV and is

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through February 28, 2018.  While the Partnership does not believe that a material violation has occurred, and it contests the allegations presented in the NOV and Supplemental NOV, the Partnership does not believe any adverse determination in connection with the NOV would have a material impact on its operations.

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

Accounting Standards or Updates Not Yet Effective

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities.”  This standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness.  This standard is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted.  The Partnership is assessing the impact this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) and has modified the standard thereafter.  This standard, as amended, replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point the Partnership plans to adopt the standard.  The Partnership continues to evaluate the impact this standard will have on its consolidated financial statements.  To perform the evaluation, the Partnership established a cross-functional implementation team consisting of representatives from across all of the Partnership’s operating segments.  Based on initial evaluation efforts performed, the Partnership expects that a portion of its current and prospective revenue will be outside the scope of the standard.  Of the Partnership’s revenue recognized for the year ended December 31, 2016, approximately 40% originated as forward physical contracts (within the Wholesale and Commercial segments) which are accounted for as derivatives and are outside the scope of ASU 2014-09.  The Partnership’s implementation team has substantially completed its review of customer contracts and has preliminarily concluded that the adoption of this standard will not materially impact the timing or measurement of the Partnership’s revenue recognition.  The Partnership expects to finalize its review and conclusions during the fourth quarter ending December 31, 2017, including the evaluation of any changes to internal controls and financial statement disclosures.

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

Note 21.    Subsequent Events

Distribution—On October 27, 2017, the board of directors of the General Partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from July 1, 2017 through September 30, 2017.  On November 14, 2017, the Partnership will pay this cash distribution to its unitholders of record as of the close of business on November 9, 2017.

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, the Partnership completed the acquisition of retail gasoline and convenience store assets from Honey Farms, Inc. in a cash transaction.  The acquisition

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores.  All of the sites are located in the greater Worcester, Massachusetts area.  The purchase price was approximately $36.0 million.

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

The following condensed consolidating financial information presents the Condensed Consolidating Balance Sheets as of September 30, 2017 and December 31, 2016, the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2017 and 2016 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 of the Partnership’s 100% owned guarantor subsidiaries, the non-guarantor subsidiary and the eliminations necessary to arrive at the information for the Partnership on a consolidated basis.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,591	$1,264	$—	$10,855
Accounts receivable, net	330,527	220	192	330,939
Accounts receivable - affiliates	5,647	192	(192)	5,647
Inventories	280,510	—	—	280,510
Brokerage margin deposits	12,454	—	—	12,454
Derivative assets	5,350	—	—	5,350
Prepaid expenses and other current assets	77,012	163	—	77,175
Total current assets	721,091	1,839	—	722,930
Property and equipment, net	1,030,146	8,085	—	1,038,231
Intangible assets, net	57,670	—	—	57,670
Goodwill	291,455	—	—	291,455
Other assets	37,892	—	—	37,892
Total assets	$2,138,254	$9,924	$—	$2,148,178

Liabilities and partners' equity
Current liabilities:
Accounts payable	$241,588	$136	$—	$241,724
Accounts payable - affiliates	(193)	193	—	—
Working capital revolving credit facility - current portion	39,200	—	—	39,200
Environmental liabilities - current portion	5,329	—	—	5,329
Trustee taxes payable	97,857	—	—	97,857
Accrued expenses and other current liabilities	81,259	124	—	81,383
Derivative liabilities	11,109	—	—	11,109
Total current liabilities	476,149	453	—	476,602
Working capital revolving credit facility - less current portion	100,000	—	—	100,000
Revolving credit facility	190,000	—	—	190,000
Senior notes	661,109	—	—	661,109
Environmental liabilities - less current portion	52,712	—	—	52,712
Financing obligations	152,463	—	—	152,463
Deferred tax liabilities	64,181	—	—	64,181
Other long-term liabilities	59,343	—	—	59,343
Total liabilities	1,755,957	453	—	1,756,410

Partners' equity
Global Partners LP equity	382,297	5,713	—	388,010
Noncontrolling interest	—	3,758	—	3,758
Total partners' equity	382,297	9,471	—	391,768
Total liabilities and partners' equity	$2,138,254	$9,924	$—	$2,148,178

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$2,159,174	$645	$(73)	$2,159,746
Cost of sales	2,008,467	1,258	(73)	2,009,652
Gross profit (loss)	150,707	(613)	—	150,094
Costs and operating expenses:
Selling, general and administrative expenses	40,049	85	—	40,134
Operating expenses	69,991	347	—	70,338
Amortization expense	2,260	—	—	2,260
Net loss on sale and disposition of assets	2,190	—	—	2,190
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	115,299	432	—	115,731
Operating income (loss)	35,408	(1,045)	—	34,363
Interest expense	(20,626)	—	—	(20,626)
Income (loss) before income tax benefit	14,782	(1,045)	—	13,737
Income tax benefit	723	—	—	723
Net income (loss)	15,505	(1,045)	—	14,460
Net loss attributable to noncontrolling interest	—	418	—	418
Net income (loss) attributable to Global Partners LP	15,505	(627)	—	14,878
Less: General partners' interest in net income, including incentive distribution rights	100	—	—	100
Limited partners' interest in net income (loss)	$15,405	$(627)	$—	$14,778

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Eliminations	Consolidated
Sales	$6,518,172	$2,248	$(360)	$6,520,060
Cost of sales	6,091,125	3,812	(360)	6,094,577
Gross profit (loss)	427,047	(1,564)	—	425,483
Costs and operating expenses:
Selling, general and administrative expenses	111,280	320	—	111,600
Operating expenses	207,483	1,237	—	208,720
Amortization expense	6,781	—	—	6,781
Net gain on sale and disposition of assets	(7,274)	(17)	—	(7,291)
Goodwill and long-lived asset impairment	809	—	—	809
Total costs and operating expenses	319,079	1,540	—	320,619
Operating income (loss)	107,968	(3,104)	—	104,864
Interest expense	(65,836)	—	—	(65,836)
Income (loss) before income tax expense	42,132	(3,104)	—	39,028
Income tax expense	(72)	—	—	(72)
Net income (loss)	42,060	(3,104)	—	38,956
Net loss attributable to noncontrolling interest	—	1,242	—	1,242
Net income (loss) attributable to Global Partners LP	42,060	(1,862)	—	40,198
Less: General partners' interest in net income, including incentive distribution rights	270	—	—	270
Limited partners' interest in net income (loss)	$41,790	$(1,862)	$—	$39,928

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

GLOBAL PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement Cash Flows

Nine Months Ended September 30, 2017

(In thousands)

	(Issuer)	Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiary	Consolidated
Cash flows from operating activities
Net cash provided by operating activities	$361,387	$1,054	$362,441

Cash flows from investing activities
Capital expenditures	(31,646)	—	(31,646)
Proceeds from sale of property and equipment	29,784	20	29,804
Net cash (used in) provided by investing activities	(1,862)	20	(1,842)

Cash flows from financing activities
Net payments on working capital revolving credit facility	(285,400)	—	(285,400)
Net payments on revolving credit facility	(26,700)	—	(26,700)
Repurchased units withheld for tax obligations	(516)	—	(516)
Noncontrolling interest capital contribution	279	—	279
Distribution to noncontrolling interest	—	(465)	(465)
Distributions to partners	(46,970)	—	(46,970)
Net cash used in financing activities	(359,307)	(465)	(359,772)

Cash and cash equivalents
Increase in cash and cash equivalents	218	609	827
Cash and cash equivalents at beginning of period	9,373	655	10,028
Cash and cash equivalents at end of period	$9,591	$1,264	$10,855

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

Overview

General

We are a midstream logistics and marketing company engaged in the purchasing, selling, storing and logistics of transporting petroleum and related products, including gasoline and gasoline blendstocks (such as ethanol), distillates (such as home heating oil, diesel and kerosene), residual oil, renewable fuels, crude oil and propane.  We own, control or have access to one of the largest terminal networks of refined petroleum products and renewable fuels in the Northeast.  We are one of the largest distributors of gasoline, distillates, residual oil and renewable fuels to wholesalers, retailers and commercial customers in the New England states and New York.  We are also one of the largest independent owners, suppliers and operators of gasoline stations and convenience stores in these areas.  As of September 30, 2017, we had a portfolio of 1,435 owned, leased and/or supplied gasoline stations, including 234 directly operated convenience stores, in the Northeast, Maryland and Virginia.  We also receive revenue from convenience store sales, rental income and sundries.  In addition, we own transload and storage terminals in North Dakota and Oregon that extend our origin‑to‑destination capabilities from the mid‑continent region of the United States and Canada.

Collectively, we sold approximately $2.2 billion and $6.2 billion of refined petroleum products, renewable fuels, crude oil, propane and small amounts of natural gas for the three and nine months ended September 30, 2017.  In addition, we had other revenues of approximately $0.1 billion and $0.3 billion for the three and nine months ended September 30, 2017, from convenience store sales at our directly operated stores,  rental income from dealer leased and commissioned agent leased gasoline stations and from cobranding arrangements, and sundries.

We base our pricing on spot prices, fixed prices or indexed prices and routinely use the NYMEX, CME, ICE or other counterparties to hedge the risk inherent in buying and selling commodities.  Through the use of regulated exchanges or derivatives, we seek to maintain a position that is substantially balanced between purchased volumes and sales volumes or future delivery obligations.

2017 Recent Events

Acquisition of Gasoline and Convenience Store Assets—On October 18, 2017, we completed the acquisition of retail gasoline and convenience store assets from Honey Farm, Inc. in a cash transaction.  The acquisition included 11 company-operated retail sites with gasoline and convenience stores and 22 company-operated stand-alone convenience stores.  All of the sites are located in the greater Worcester, Massachusetts area.  The purchase price was approximately $36.0 million.

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

Sale-Leaseback Transaction—On June 29, 2016, we and our wholly owned subsidiaries Global Companies LLC, Global Montello Group Corp., Alliance Energy LLC and Bursaw Oil LLC sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to these sites.  See Note 7 of Notes to Consolidated Financial Statements.

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

As of September 30, 2017, we had a portfolio of owned, leased and/or supplied gasoline stations, primarily in the Northeast, that consisted of the following:

Company operated	234
Commissioned agents	269
Lessee dealers	234
Contract dealers	698
Total	1,435

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

Key Performance Indicators

The following table provides a summary of some of the key performance indicators that may be used to assess our results of operations.  These comparisons are not necessarily indicative of future results (gallons and dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Global Partners LP	$14,878	$(119,551)	$40,198	$(133,885)
EBITDA (1)	$60,779	$(67,825)	$183,991	$16,048
Adjusted EBITDA (1)	$63,778	$51,644	$177,509	$144,152
Distributable cash flow (2)(3)	$32,302	$(100,202)	$98,265	$(69,573)
Wholesale Segment:
Volume (gallons)	580,821	687,503	1,997,731	2,260,667
Sales
Gasoline and gasoline blendstocks	$559,685	$558,845	$1,526,452	$1,495,985
Crude oil (4)	109,923	129,293	356,594	438,390
Other oils and related products (5)	292,427	259,587	1,249,457	996,719
Total	$962,035	$947,725	$3,132,503	$2,931,094
Product margin
Gasoline and gasoline blendstocks	$30,422	$21,529	$64,415	$64,503
Crude oil (4)	(8,405)	(16,818)	3,248	(28,839)
Other oils and related products (5)	14,589	11,435	52,290	52,488
Total	$36,606	$16,146	$119,953	$88,152
Gasoline Distribution and Station Operations Segment:
Volume (gallons)	410,061	415,152	1,181,597	1,182,572
Sales
Gasoline	$897,440	$818,403	$2,524,823	$2,250,140
Station operations (6)	94,856	101,943	258,309	288,186
Total	$992,296	$920,346	$2,783,132	$2,538,326
Product margin
Gasoline	$84,170	$88,111	$230,608	$220,497
Station operations (6)	46,492	48,729	128,629	140,921
Total	$130,662	$136,840	$359,237	$361,418
Commercial Segment:
Volume (gallons)	128,478	121,881	390,943	364,881
Sales	$205,415	$162,127	$604,425	$457,789
Product margin	$5,022	$4,176	$13,335	$16,566
Combined sales and product margin:
Sales	$2,159,746	$2,030,198	$6,520,060	$5,927,209
Product margin (7)	$172,290	$157,162	$492,525	$466,136
Depreciation allocated to cost of sales	(22,196)	(24,551)	(67,042)	(74,124)
Combined gross profit	$150,094	$132,611	$425,483	$392,012

GDSO portfolio as of September 30, 2017 and 2016:	2017	2016
Company operated	234	257
Commissioned agents	269	285
Lessee dealers	234	260
Contract dealers	698	670
Total GDSO portfolio	1,435	1,472

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weather conditions:
Normal heating degree days	96	96	3,750	3,781
Actual heating degree days	49	53	3,475	3,399
Variance from normal heating degree days	(49)%	(45)%	(7)%	(10)%
Variance from prior period actual heating degree days	(8)%	56%	2%	(20)%

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

(3)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.2 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively.  Distributable cash flow also includes a net goodwill and long-lived asset impairment of $0.8 million and $112.0 million ($147.8 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) for the nine months ended September 30, 2017 and 2016, respectively.  Excluding these charges, distributable cash flow would have been $35.3 million and $19.3 million for the three months ended September 30, 2017 and 2016, respectively, and $106.0 million and $58.5 million for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 1 of Notes to Consolidated Financial Statements).

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

The following table presents reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$14,460	$(156,583)	$38,956	$(172,961)
Net loss attributable to noncontrolling interest	418	37,032	1,242	39,076
Net income (loss) attributable to Global Partners LP	14,878	(119,551)	40,198	(133,885)
Depreciation and amortization, excluding the impact of noncontrolling interest	25,998	27,391	77,885	83,073
Interest expense, excluding the impact of noncontrolling interest	20,626	21,197	65,836	65,192
Income tax (benefit) expense	(723)	3,138	72	1,668
EBITDA	60,779	(67,825)	183,991	16,048
Net loss (gain) on sale and disposition of assets	2,190	7,486	(7,291)	13,966
Goodwill and long-lived asset impairment	809	147,817	809	149,972
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	(35,834)	—	(35,834)
Adjusted EBITDA	$63,778	$51,644	$177,509	$144,152

Reconciliation of net cash provided by operating activities to EBITDA and Adjusted EBITDA:
Net cash provided by operating activities	$152,514	$74,143	$362,441	$14,160
Net changes in operating assets and liabilities and certain non-cash items	(111,544)	(202,201)	(244,062)	(100,647)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(94)	35,898	(296)	35,675
Interest expense, excluding the impact of noncontrolling interest	20,626	21,197	65,836	65,192
Income tax (benefit) expense	(723)	3,138	72	1,668
EBITDA	60,779	(67,825)	183,991	16,048
Net loss (gain) on sale and disposition of assets	2,190	7,486	(7,291)	13,966
Goodwill and long-lived asset impairment	809	147,817	809	149,972
Goodwill and long-lived asset impairment attributable to noncontrolling interest	—	(35,834)	—	(35,834)
Adjusted EBITDA	$63,778	$51,644	$177,509	$144,152

The following table presents reconciliations of distributable cash flow to the most directly comparable GAAP financial measures on a historical basis for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Reconciliation of net income (loss) to distributable cash flow:
Net income (loss)	$14,460	$(156,583)	$38,956	$(172,961)
Net loss attributable to noncontrolling interest	418	37,032	1,242	39,076
Net income (loss) attributable to Global Partners LP	14,878	(119,551)	40,198	(133,885)
Depreciation and amortization, excluding the impact of noncontrolling interest	25,998	27,391	77,885	83,073
Amortization of deferred financing fees and senior notes discount	1,703	1,868	5,374	5,506
Amortization of routine bank refinancing fees	(1,019)	(1,168)	(3,249)	(3,413)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(9,258)	(8,742)	(21,943)	(20,854)
Distributable cash flow (1)(2)	$32,302	$(100,202)	$98,265	$(69,573)

Reconciliation of net cash provided by operating activities to distributable cash flow:
Net cash provided by operating activities	$152,514	$74,143	$362,441	$14,160
Net changes in operating assets and liabilities and certain non-cash items	(111,544)	(202,201)	(244,062)	(100,647)
Net cash from operating activities and changes in operating assets and liabilities attributable to noncontrolling interest	(94)	35,898	(296)	35,675
Amortization of deferred financing fees and senior notes discount	1,703	1,868	5,374	5,506
Amortization of routine bank refinancing fees	(1,019)	(1,168)	(3,249)	(3,413)
Maintenance capital expenditures, excluding the impact of noncontrolling interest	(9,258)	(8,742)	(21,943)	(20,854)
Distributable cash flow (1)(2)	$32,302	$(100,202)	$98,265	$(69,573)

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

(2)

Distributable cash flow includes a net loss on sale and disposition of assets of $2.2 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6.9 million and $14.0 million for the nine months ended September 30, 2017 and 2016, respectively.  Distributable cash flow also includes a net goodwill and long-lived asset impairment of $0.8 million and $112.0 million ($147.8 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $114.1 million ($149.9 million attributed to us, offset by $35.8 million attributed to the noncontrolling interest) for the nine months ended September 30, 2017 and 2016, respectively.  Excluding these charges, distributable cash flow would have been $35.3 million and $19.3 million for the three months ended September 30, 2017 and 2016, respectively, and $106.0 million and $58.5 million for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017, distributable cash flow also includes a $14.2 million gain on the sale of our natural gas marketing and electricity brokerage businesses in February 2017 (see Note 1 of Notes to Consolidated Financial Statements).

Consolidated Sales

Our total sales were $2.2 billion and $2.0 billion for the three months ended September 30, 2017 and 2016, respectively, an increase of $0.2 billion or 6%, due to an increase in prices.  Our aggregate volume of product sold was 1.1 billion gallons and 1.2 billion gallons for the three months ended September 30, 2017 and 2016, respectively, a decrease of 0.1 billion gallons.  The decline in volume sold includes decreases of 107 million gallons in our Wholesale segment, primarily in gasoline and gasoline blendstocks and crude oil, and 5 million gallons in our GDSO segment.  We had an increase of 7 million gallons in our Commercial segment.

Our total sales were $6.5 billion and $5.9 billion for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.6 billion, or 10%, due to an increase in prices, partially offset by a decline in volume sold, primarily in our Wholesale segment.  Our aggregate volume of product sold was 3.6 billion gallons and 3.8 billion gallons for the nine months ended September 30, 2017 and 2016, respectively, a decrease of 0.2 billion gallons.  The decline in volume sold includes decreases of 263 million gallons in our Wholesale segment, primarily in crude oil but also in gasoline and gasoline blendstocks, and 1 million gallons in our GDSO segment.  We had an increase of 26 million gallons in our Commercial segment.

Gross Profit

Our gross profit was $150.1 million and $132.6 million for three months ended September 30, 2017 and 2016, respectively, an increase of $17.5 million, or 13%, primarily due to improved product margin in crude oil and gasoline and gasoline blendstocks in our Wholesale segment, partially offset by a decrease in product margin in our GDSO segment.

Our gross profit was $425.5 million and $392.0 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $33.5 million, or 8%, primarily due to improved product margin in crude oil in our Wholesale segment.

Results for Wholesale Segment

Gasoline and Gasoline Blendstocks.  Sales from wholesale gasoline and gasoline blendstocks were $0.6 billion for each of the three months ended September 30, 2017 and 2016.  Our gasoline and gasoline blendstocks product margin was $30.4 million and $21.5 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $8.9 million, or 41%, primarily due to weather-related supply disruptions.

Sales from wholesale gasoline and gasoline blendstocks were $1.5 billion for each of the nine months ended September 30, 2017 and 2016.  Our gasoline and gasoline blendstocks product margin was $64.4 million and $64.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $0.1 million, primarily due to less favorable market conditions in gasoline in the second quarter of 2017, partially offset by weather-related supply disruptions in the third quarter of 2017.

Crude Oil.  Crude oil sales and logistics revenues were $0.1 billion for each of the three months ended September 30, 2017 and 2016.  Our crude oil product margin was negative $8.4 million and negative $16.8 million for the three months ended September 30, 2017 and 2016, respectively, an improvement of $8.4 million.  Our product margin for the third quarter of 2017 was positively impacted by $10.8 million in revenue related to a take-or-pay contract with one particular customer and a $9.0 million decrease in railcar lease expense as a result of our early termination of a sublease in December 2016.  Our crude oil product margin for the third quarter of 2017 was negatively impacted by a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility.  Our product margin for the third quarter of 2016 was negatively impacted by the absence of logistics nominations from one particular contract customer.

Crude oil sales and logistics revenues were $0.4 billion for each of the nine months ended September 30, 2017 and 2016.  Our crude oil product margin was $3.2 million and negative $28.8 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $32.0 million.  Our crude oil product margin for the first nine months of 2017 was positively impacted by $32.2 million in revenue related to a take-or-pay contract with one particular customer and a $26.5 million decrease in railcar lease expense as a result of our early termination of a sublease in December 2016, partially offset by less volume through our system.  Our crude oil product margin for the first nine months of 2017 was negatively impacted by a $13.1 million expense associated with the acceleration and corresponding termination of a contractual obligation under a pipeline connection agreement with Tesoro related to the Beulah, North Dakota facility.

Other Oils and Related Products.  Sales from other oils and related products (primarily distillates, residual oil and propane) were $0.3 billion for each of the three months ended September 30, 2017 and 2016.  Our product margin from other oils and related products was $14.6 million and $11.4 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $3.2 million, or 28%, primarily due to improved margins in residual oil which also benefited from weather-related supply disruptions.

Sales from other oils and related products were $1.2 billion and $1.0 billion for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.2 billion, or 20%, primarily due to an increase in prices.  Our product margin from other oils and related products was $52.3 million and $52.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $0.2 million.  Our product margin for the first nine months of 2017 was negatively impacted due to less favorable market conditions in the second quarter of 2017.  Although temperatures were colder in the first quarter of 2017 as compared to the first quarter of 2016, our product margin in other oils and related products was negatively impacted by warmer-than-normal temperatures in each of the first quarters of 2017 and 2016.

Results for Gasoline Distribution and Station Operations Segment

Gasoline Distribution.  Sales from gasoline distribution were $0.9 billion and $0.8 billion for the three months ended September 30, 2017 and 2016, respectively, increasing $0.1 billion, or 10% due to an increase in price.  Our product margin from gasoline distribution was $84.2 million and $88.1 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $3.9 million, or 4%, in part due to the sale of sites, including the Drake Sites sold in August 2016.

Sales from gasoline distribution were $2.5 billion and $2.2 billion for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.3 billion, or 12%, due to an increase in price.  Our product margin from gasoline distribution was $230.6 million and $220.5 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $10.1 million, or 5%, in part due to declining wholesale gasoline prices during the second quarter of 2017.  For the first nine months of 2017, our product margin in gasoline distribution reflects the sale of sites, including the Drake Sites sold in August 2016, partially offset by the addition of leased company operated sites in April 2016.

Station Operations.  Our station operations, which include (i) convenience stores sales at our directly operated stores, (ii) rental income from gasoline stations leased to dealers or from commissioned agents and from cobranding arrangements and (iii) sale of sundries, such as car wash sales, lottery and ATM commissions, collectively generated revenues of $0.1 billion for each of the three months ended September 30, 2017 and 2016.  Our product margin from station operations was $46.5 million and $48.7 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $2.2 million, or 4%.  The decreases in sales and product margin are largely due to the sale of sites, including the Drake Sites sold in August 2016.

Sales from our station operations were $0.3 billion for each of the nine months ended September 30, 2017 and 2016, decreasing $29.9 million, or 10%.  Our product margin from station operations was $128.6 million and $140.9 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $12.3 million, or 9%.  The decreases in sales and product margin are primarily due to the sale of sites, including the Drake Sites sold in August 2016, partially offset by the addition of leased company operated sites in April 2016.

Results for Commercial Segment

Our commercial sales were $0.2 billion for each of the three months ended September 30, 2017 and 2016.  Our commercial product margin was $5.0 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $0.8 million, or 20%, in part due to an increase in bunkering activity.

Our commercial sales were $0.6 billion and $0.5 billion for the nine months ended September 30, 2017 and 2016, respectively, increasing $146.6 million, or 32%, primarily due to higher prices.  Our commercial product margin was $13.3 million and $16.5 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $3.2 million, or 19%, primarily due to the sale of our natural gas marketing and electricity brokerage businesses in February 2017, which also negatively impacted our sales.

Selling, General and Administrative Expenses

SG&A expenses were $40.1 million and $36.7 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $3.4 million, or 9%, including increases of $1.9 million in professional fees, $1.4 million in accrued incentive compensation, $0.3 million in severance charges and $0.3 million in various other SG&A expenses, offset by a decrease of $0.5 million in wages and benefits.

SG&A expenses were $111.6 million and $108.3 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $3.3 million, or 3%, including increases of $4.9 million in accrued incentive compensation and $1.2 million in professional fees.  In addition, during the second quarter of 2017, we incurred $0.8 million for certain costs in connection with a compensation funding agreement with our general partner (see Note 12 of Notes to Consolidated Financial Statements).  The increase in SG&A expenses was offset by decreases of $1.5 million in salaries and wages and $0.4 million in various other SG&A expenses, as well as a decline of $1.7 million in severance charges, incurred primarily in the first nine months of 2016 related to a reduction in our workforce.

Operating Expenses

Operating expenses were $70.3 million and $70.6 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.3 million.  Operating expenses decreased by $1.2 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites sold in August 2016, and by $0.6 million at our Basin Transload facilities in North Dakota due to less activity.  The decrease in operating expenses was offset by an increase of $1.5 million associated with our terminal operations, in part due to an increase in maintenance and repairs.

Operating expenses were $208.7 million and $218.7 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $10.0 million, or 5%.  Operating expenses decreased by $7.0 million associated with our GDSO operations due, in part, to the sale of sites, including the Drake Sites sold in August 2016, offset by increases in credit card fees due to higher wholesale gasoline prices and in rent expense associated with the addition of leased sites.  Operating expenses also decreased by $2.3 million at our Basin Transload facilities in North Dakota due to less activity.  In addition, for the first nine months of 2016, we incurred $3.5 million in costs associated with cleaning tanks and related infrastructure at our Oregon facility in order to convert the facility to ethanol transloading.  The decrease in operating expenses was offset by an increase of $2.8 million associated with our terminal operations, in part due to an increase in rent expense and maintenance and repairs.

Amortization Expense

Amortization expense related to our intangible assets was $2.3 million for each of the three months ended September 30, 2017 and 2016 and $6.8 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Net (Loss) Gain on Sale and Disposition of Assets

Net (loss) gain on sale and disposition of assets was ($2.2 million) and ($7.5 million) for three months ended September 30, 2017 and 2016, respectively, primarily due to the sale of GDSO sites.  Net (loss) gain on sale and disposition of assets was $7.3 million and ($14.0 million) for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017, we recorded a $14.2 million gain associated with the sale of our natural gas marketing and electricity brokerage businesses in February 2017 and a net loss on the sale and disposition of assets of ($6.9 million).  The net losses for the nine months ended September 30, 2017 and 2016 were primarily due to the sale of GDSO sites.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

Goodwill and Long-Lived Asset Impairment

During each of the three and nine months ended September 30, 2017, we recognized an impairment charge of $0.8 million relating to long-lived assets used at certain gasoline stations and convenience stores associated with our GDSO segment.  During each of the three and nine months ended September 30, 2016, we recognized a goodwill impairment charge of $121.7 million related to the Wholesale reporting unit, and we recognized a long-lived asset impairment charge of $26.1 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, primarily related to the Wholesale segment.  Please read Note 2 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the facts and circumstances related to the impairment charges recognized in 2016.

Interest Expense

Interest expense was $20.6 million and $21.2 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $0.6 million, or 3%, primarily due to lower average balances on our credit facilities for the third quarter of 2017, partially offset by an increase in interest rates for the third quarter of 2017 compared to the third quarter of 2016.

Interest expense was $65.8 million and $65.2 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.6 million, or 1%, primarily due to an increase of $2.2 million associated with the financing obligation recognized in connection with the Sale-Leaseback Transaction entered into in June 2016 and a $0.6 million write-off of a portion of our deferred financing fees associated with the amendment of our credit agreement in April 2017.  The increase in interest expense was partially offset by a $1.8 million write-off of a portion of our deferred financing fees in February 2016 associated the reduction of our working capital revolving credit facility under our prior credit agreement and by lower average balances on our revolving credit facility and lower interest rates due to the May 2016 expiration of our interest rate swap.

Please see Note 7 of Notes to Consolidated Financial Statements for additional information on the Sale-Leaseback Transaction and the write-offs of deferred financing fees.

Income Tax Benefit (Expense)

Income tax benefit (expense) of $0.7 million and ($3.1 million) for the three months ended September 30, 2017 and 2016, respectively, and ($0.1 million) and ($1.7 million) for the nine months ended September 30, 2017 and 2016, respectively, reflect income tax expense on the operating results of GMG, which is a taxable entity for federal and state income tax purposes.

Net Loss Attributable to Noncontrolling Interest

In February 2013, we acquired a 60% membership interest in Basin Transload.  The net loss attributable to noncontrolling interest was $0.4 million and $37.0 million for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $39.1 million for the nine months ended September 30, 2017 and 2016, respectively, which represents the 40% noncontrolling ownership of the net loss reported.  The noncontrolling interest includes a $35.8 million goodwill and long-lived asset impairment for the three and nine months ended September 30, 2016.

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

Working capital was $246.3 million and $276.2 million at September 30, 2017 and December 31, 2016, respectively, a decrease of $29.9 million.  The decrease in working capital was primarily due to decreases of $241.4 million in inventories, largely due to reduced inventory volume in part due to a change in market structure, and $90.4 million in accounts receivable due to seasonality relating to the heating season, for a total decrease of $331.8 million.  The increases in working capital primarily include decreases of $235.4 million in the current portion of our working capital revolving credit facility, which represents the amount we expect to pay down during the course of the year (see Note 7 of Notes to Consolidated Financial Statements) and $78.5 million in accounts payable, primarily due to seasonality relating to the heating season, for a total increase of $313.9 million.

Cash Distributions

During 2017, we paid the following cash distributions to our common unitholders and our general partner:

Distribution Paid for the
Cash Distribution Payment Date	Total Paid	Quarterly Period Ended
February 14, 2017	$15.8 million	Fourth quarter 2016
May 15, 2017	$15.8 million	First quarter 2017
August 14, 2017	$15.8 million	Second quarter 2017

On October 27, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.4625 per unit ($1.85 per unit on an annualized basis) for the period from July 1, 2017 through September 30, 2017 to our unitholders of record as of the close of business on November 9, 2017.  We expect to pay the cash distribution of approximately $15.8 million on November 14, 2017.

Contractual Obligations

We have contractual obligations that are required to be settled in cash.  The amounts of our contractual obligations at September 30, 2017 were as follows (in thousands):

	Payments due by period
	Remainder of				2021 and
Contractual Obligations	2017	2018	2019	2020	Thereafter	Total
Credit facility obligations (1)	$42,154	$128,746	$128,746	$41,924	$—	$341,570
Senior notes obligations (2)	11,109	44,438	44,438	44,438	762,758	907,181
Operating lease obligations (3)	28,950	92,854	58,350	35,536	174,759	390,449
Capital lease obligations	160	70	—	—	—	230
Other long-term liabilities (4)	8,616	24,979	24,995	25,482	78,601	162,673
Financing obligations (5)	3,583	14,409	14,643	14,882	144,565	192,082
Total	$94,572	$305,496	$271,172	$162,262	$1,160,683	$1,994,185

(1)

Includes principal and interest on our working capital revolving credit facility and our revolving credit facility at September 30, 2017 and assumes a ratable payment through the expiration date.  Our credit agreement has a contractual maturity of April 30, 2020 and no principal payments were required prior to that maturity date.  However, we repay amounts outstanding and reborrow funds based on our working capital requirements.  Therefore, the current portion of the working capital revolving credit facility included in the accompanying balance sheets is the amount we expected to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expected to be outstanding during the entire year.  Please read “—Credit Agreement” for more information on our working capital revolving credit facility.

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

Capital Expenditures

Our operations require investments to maintain, expand, upgrade and enhance existing operations and to meet environmental and operational regulations.  We categorize our capital requirements as either maintenance capital expenditures or expansion capital expenditures.  Maintenance capital expenditures represent capital expenditures to repair or replace partially or fully depreciated assets to maintain the operating capacity of, or revenues generated by, existing assets and extend their useful lives.  Maintenance capital expenditures also include expenditures required to maintain equipment reliability, tank and pipeline integrity and safety and to address certain environmental regulations.  We anticipate that maintenance capital expenditures will be funded with cash generated by operations.  We had approximately $21.9 million and $20.8 million in maintenance capital expenditures for the nine months ended September 30, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows, of which approximately $17.9 million and $15.5 million for the nine months ended September 30, 2017 and 2016, respectively, are related to our investments in our gasoline stations.  Repair and maintenance expenses associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred.

Expansion capital expenditures include expenditures to acquire assets to grow our business or expand our existing facilities, such as projects that increase our operating capacity or revenues by, for example, increasing dock capacity and tankage, diversifying product availability, investing in raze and rebuilds and new-to-industry gasoline stations and convenience stores, increasing storage flexibility at various terminals and by adding terminals to our storage network.  We have the ability to fund our expansion capital expenditures through cash from operations or our credit agreement or by issuing debt securities or additional equity.  We had approximately $9.7 million and $33.9 million in expansion capital expenditures for the nine months ended September 30, 2017 and 2016, respectively, which are included in capital expenditures in the accompanying consolidated statements of cash flows.

For the nine months ended September 30, 2017, the $9.7 million in expansion capital expenditures primarily related to investments, including raze and rebuilds, and improvements at retail gasoline stations and investments in information technology.

For the nine months ended September 30, 2016, the $33.9 million in expansion capital expenditures consisted of (i) $21.9 million in raze and rebuilds, expansion and improvements at retail gasoline stations and new-to-industry sites, and includes $5.5 million related to the additional 22 leased sites in April 2016; (ii) $8.6 million in costs associated with our terminal assets, including $7.7 million in dock and infrastructure expansion at our Oregon facility and tank construction projects, and (iii) $3.4 million in other expansion capital expenditures including, in part, investments in information technology and computer and equipment.

We currently expect maintenance capital expenditures of approximately $35.0 million to $45.0 million and expansion capital expenditures, excluding acquisitions, of approximately $20.0 million to $30.0 million in 2017, relating primarily to investments in our gasoline station business.  These current estimates depend, in part, on the timing of completion of projects, availability of equipment, weather and unanticipated events or opportunities requiring additional maintenance or investments.

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

Cash Flow

The following table summarizes cash flow activity (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash provided by operating activities	$362,441	$14,160
Net cash (used in) provided by investing activities	$(1,842)	$4,179
Net cash used in financing activities	$(359,772)	$(4,512)

Cash flow from operating activities generally reflects our net income, balance sheet changes arising from inventory purchasing patterns, the timing of collections on our accounts receivable, the seasonality of parts of our business, fluctuations in product prices, working capital requirements and general market conditions.

Net cash provided by operating activities was $362.4 million and $14.1 million for the nine months ended September 30, 2017 and 2016, respectively, for a period-over-period increase in cash provided by operating activities of $348.3 million.  The primary drivers of the change include the following (in thousands):

	Nine Months Ended		Period over
	September 30,		Period
	2017	2016	Change
Decrease in accounts receivable	$89,799	$30,296	$59,503
Decrease (increase) in inventories	$240,462	$(51,773)	$292,235
Decrease in accounts payable	$(78,538)	$(71,611)	$(6,927)
(Decrease) increase in change in derivatives	$(1,764)	$34,116	$(35,880)

During the nine months ended September 30, 2017, the decrease in inventories was primarily due to reduced inventory volume in part due to a change in market structure, and the decreases in accounts receivable and accounts payable were primarily due to the change in activity related to the heating season.

During the nine months ended September 30, 2016, the increase in inventories was due to higher prices, the decrease in accounts payable was primarily due to seasonality relating to the heating season and to lower crude oil volume and the decrease in accounts receivable was, in part, due to lower crude oil and logistics activity.

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2017 and included $21.9 million in maintenance capital expenditures and $9.7 million in expansion capital expenditures, offset by $29.8 million in proceeds from the sale of property and equipment ($16.3 million from the sale of our natural gas marketing and electricity brokerage businesses, less $0.5 million in related transaction costs, and $14.0 million primarily from the sales of GDSO sites).

Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2016 and included $58.9 million in proceeds from the sale of property and equipment, primarily associated with the sale of the Drake Sites, offset by $33.9 million in expansion capital expenditures and $20.8 million in maintenance capital expenditures.

See “—Capital Expenditures” for a discussion of our expansion capital expenditures for the nine months ended September 30, 2017 and 2016.

Net cash used in financing activities was $359.8 million for the nine months ended September 30, 2017 and included $285.4 million in net payments on our working capital revolving credit facility, $47.0 million in cash distributions to our common unitholders and our general partner, $26.7 million in net payments on our revolving credit facility, $0.5 million in repurchased units withheld for tax obligations related to vested LTIP awards granted in 2013 and $0.5 million in distributions to our noncontrolling interest at Basin Transload, offset by $0.3 million in capital contributions from our noncontrolling interest at Basin Transload.

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2016 and included $88.2 million in net payments on our revolving credit facility, $46.9 million in cash distributions to our common unitholders and our general partner and $1.8 million in distributions to our noncontrolling interest at Basin Transload, offset by $69.9 million in net borrowings from our working capital revolving credit facility and $62.5 million in net proceeds from our sale-leaseback transaction (see Note 7 to Notes to Consolidated Financial Statements).

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

The average interest rates for the credit agreement were 3.7% and 3.4% for the three months ended September 30, 2017 and 2016, respectively, and 3.6% and 3.6% for the nine months ended September 30, 2017 and 2016, respectively.  The increase for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to increases in market interest rates.

The credit agreement provides for a letter of credit fee equal to the then applicable working capital rate or then applicable revolver rate (each such rate as defined in the credit agreement) per annum for each letter of credit issued.  In addition, we incur a commitment fee on the unused portion of each facility under the credit agreement, ranging from 0.35% to 0.50% per annum.

As of September 30, 2017, we had total borrowings outstanding under the credit agreement of $329.2 million, including $190.0 million outstanding on the revolving credit facility.  In addition, we had outstanding letters of credit of $26.3 million.  Subject to borrowing base limitations, the total remaining availability for borrowings and letters of credit was $944.5 million and $764.8 million at September 30, 2017 and December 31, 2016, respectively.

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

The credit agreement imposes financial covenants that require us to maintain certain minimum working capital amounts, a minimum combined interest coverage ratio, a maximum senior secured leverage ratio and a maximum total leverage ratio.  We were in compliance with the foregoing covenants at September 30, 2017.   The credit agreement also contains a representation whereby there can be no event or circumstance, either individually or in the aggregate, that has had or could reasonably be expected to have a Material Adverse Effect (as defined in the credit agreement).  In addition, the credit agreement limits distributions by us to our unitholders to the amount of Available Cash (as defined in the partnership agreement).

Senior Notes

We had 6.25% senior notes due 2022 and 7.00% senior notes due 2023 outstanding at June 30, 2017.  Please read Note 6 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on these senior notes.

Financing Obligations

Capitol Acquisition

On June 1, 2015, we acquired retail gasoline stations and dealer supply contracts from Capitol Petroleum Group (“Capitol”).  In connection with the acquisition, we assumed a financing obligation of $89.6 million associated with two sale-leaseback transactions by Capitol for 53 leased sites that did not meet the criteria for sale accounting.  During the terms of these leases, which expire in May 2028 and September 2029, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Interest expense of approximately $2.4 million was recorded for each of the three months ended September 30, 2017 and 2016, and $7.2 million was recorded for each of the nine months ended September 30, 2017 and 2016, and is included in interest expense in the accompanying statements of operations.  The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $2.4 million for each of the three months ended September 30, 2017 and 2016, and $7.2 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at September 30, 2017 was $89.9 million associated with the Capitol acquisition.

Sale-Leaseback Transaction

On June 29, 2016, we, sold to a premier institutional real estate investor (the “Buyer”) real property assets, including the buildings, improvements and appurtenances thereto, at 30 gasoline stations and convenience stores located in Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island (the “Sale-Leaseback Sites”) for a purchase price of approximately $63.5 million.  In connection with the sale, we entered into a Master Unitary Lease Agreement with the Buyer to lease back the real property assets sold with respect to the Sale-Leaseback Sites (such Master Lease Agreement, together with the Sale-Leaseback Sites, the “Sale-Leaseback Transaction”).  The Master Unitary Lease Agreement provides for an initial term of fifteen years that expires in 2031.  We have one successive option to renew the lease for a ten-year period followed by two successive options to renew the lease for five-year periods on the same terms, covenants, conditions and rental as the primary non-revocable lease term.  We do not have any residual interest nor the option to repurchase any of the sites at the end of the lease term.  The proceeds from the Sale-Leaseback Transaction were used to reduce indebtedness outstanding under our revolving credit facility.

The sale did not meet the criteria for sale accounting as of September 30, 2017 due to prohibited continuing involvement.  Specifically, the sale is considered a partial-sale transaction, which is a form of continuing involvement as we did not transfer to the Buyer the storage tank systems which are considered integral equipment of the Sale-Leaseback Sites.  Additionally, a portion of the sold sites have material sub-lease arrangements, which is also a form of continuing involvement.  As the sale of the Sale-Leaseback Sites did not meet the criteria for sale accounting, we did not recognize a gain or loss on the sale of the Sale-Leaseback Sites for the three and nine months ended September 30, 2017.

As a result of not meeting the criteria for sale accounting for these sites, the Sale-Leaseback Transaction is accounted for as a financing arrangement.  As such, the property and equipment sold and leased back by us has not been derecognized and continues to be depreciated.  We recognized a corresponding financing obligation of $62.5 million equal to the $63.5 million cash proceeds received for the sale of these sites, net of $1.0 million financing fees.  During the term of the lease, which expires in June 2031, in lieu of recognizing lease expense for the lease rental payments, we incur interest expense associated with the financing obligation.  Lease rental payments are recognized as both interest expense and a reduction of the principal balance associated with the financing obligation.  Interest expense and lease rental payments were $1.1 million for each of the three months ended September 30, 2017 and 2016, and $3.3 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The financing obligation balance outstanding at September 30, 2017 was $62.5 million associated with the Sale-Leaseback Transaction.

Deferred Financing Fees

We incur bank fees related to our credit agreement and other financing arrangements.  These deferred financing fees are capitalized and amortized over the life of the credit agreement or other financing arrangements.  In connection with the amendment to the credit agreement in April 2017, we capitalized additional financing fees of $8.0 million.  We had unamortized deferred financing fees of $17.2 million and $14.1 million at September 30, 2017and December 31, 2016, respectively.

Unamortized fees related to the credit agreement are included in other current assets and other long-term assets and amounted to $10.6 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively.  Unamortized fees related to the senior notes are presented as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and amounted to $5.7 million and $6.6 million at September 30, 2017 and

December 31, 2016, respectively.  Unamortized fees related to the Sale-Leaseback Transaction are presented as a direct deduction from the carrying amount of the financing obligation and amounted to $0.9 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively.

On April 25, 2017, we entered into the credit agreement, a new facility that has extended the maturity date and reduced the total commitment of the prior credit agreement.  As a result, we incurred expenses of approximately $0.6 million associated with the write-off of a portion of the related deferred financing fees.  These expenses are included in interest expense in the accompanying statements of operations for the nine months ended September 30, 2017.

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

Amortization expense of approximately $1.3 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $4.3 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively, is included in interest expense in the accompanying consolidated statements of operations.

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

As of September 30, 2017, we had total borrowings outstanding under our credit agreement of $329.2 million.  Please read Part I, Item 2. “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Agreement,” for information on interest rates related to our borrowings.  The impact of a 1% increase in the interest rate on this amount of debt would have resulted in an increase in interest expense, and a corresponding decrease in our results of operations, of approximately $3.3 million annually, assuming, however, that our indebtedness remained constant throughout the year.

At September 30, 2017, we had in place one interest rate swap agreement which is hedging $100.0 million of variable rate debt and continues to be accounted for as a cash flow hedge.

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

At September 30, 2017, the fair value of all of our commodity risk derivative instruments and the change in fair value that would be expected from a 10% price increase or decrease are shown in the table below (in thousands):

	Fair Value at	Gain (Loss)
	September 30,	Effect of 10%	Effect of 10%
	2017	Price Increase	Price Decrease
Exchange traded derivative contracts	$(39,185)	$(19,615)	$19,615
Forward derivative contracts	(5,759)	(803)	803
	$(44,944)	$(20,418)	$20,418

The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX, CME and ICE.  The fair value of the swaps and option contracts are estimated based on quoted prices from various sources such as independent reporting services, industry publications and brokers.  These quotes are compared to the contract price of the swap, which approximates the gain or loss that would have been realized if the contracts had been closed out at September 30, 2017.  For positions where independent quotations are not available, an estimate is provided, or the prevailing market price at which the positions could be liquidated is used.  All hedge positions offset physical exposures to the physical market; none of these offsetting physical exposures are included in the above table.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in prompt month prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.  We have a daily margin requirement to maintain a cash deposit with our brokers based on the prior day’s market results on open futures contracts.  The balance of this deposit will fluctuate based on our open market positions and the commodity exchange’s requirements.  The brokerage margin balance was $12.4 million at September 30, 2017.

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

Item 4.Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Under the supervision and with the participation of our principal executive officer and principal financial officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were operating and effective as of September 30, 2017.

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

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other

During the second quarter ended June 30, 2016, we determined that gasoline loaded from certain loading bays at one of our terminals did not contain the necessary additives as a result of an IT-related configuration error.  The error was corrected and all gasoline being sold at the terminal now contains the appropriate additives.  Based upon current information, we believe approximately 14 million gallons of gasoline were impacted.  We have notified the EPA of this error. As a result of this error, we could be subject to fines, penalties and other related claims, including customer claims.

In February 2016, we received a request for information from the EPA seeking certain information regarding our Albany terminal in order to assess its compliance with the CAA.  The information requested generally related to crude oil received by, stored at and shipped from our petroleum product transloading facility in Albany, New York (the “Albany Terminal”), including its composition, control devices for emissions and various permitting-related considerations.  The Albany Terminal is a 63-acre licensed, permitted and operational stationary bulk petroleum storage and transfer terminal that currently consists of petroleum product storage tanks, along with truck, rail and marine loading facilities, for the storage, blending and distribution of various petroleum and related products, including gasoline, ethanol, distillates, heating and crude oils.  No violations were alleged in the request for information.  We submitted responses and documentation, in March and April 2016, to the EPA in accordance with the EPA request.  On August 2, 2016, we received a Notice of Violation (“NOV”) from the EPA, alleging that permits for the Albany Terminal, issued by the New York State Department of Environmental Conservation (“NYSDEC”) between August  9, 2011 and November 7, 2012, violated the CAA and the federally enforceable New York State Implementation Plan (“SIP”) by increasing throughput of crude oil at the Albany Terminal without complying with the New Source Review (“NSR”) requirements of the SIP.  The applicable permits issued by the NYSDEC to us in 2011 and 2012 specifically authorize us to increase the throughput of crude oil at the Albany Terminal.  According to the allegations in the NOV, the NYSDEC permits should have been regulated as a major modification under the NSR program, requiring additional emission control measures and compliance with other NSR requirements.  The NYSDEC has not alleged that our permits were subject to the NSR program.  The CAA authorizes the EPA to take enforcement action in response to violations of the New York SIP seeking compliance and penalties.  We believe that the permits issued by the NYSDEC comply with the CAA and applicable state air permitting requirements and that no material violation of law has occurred.  We dispute the claims alleged in the NOV and responded to the EPA in September 2016.  We met with the EPA and provided additional information at the agency’s request.  On December 16, 2016, the EPA proposed a Settlement Agreement in a letter to us relating to the allegations in the NOV.  On January 17, 2017, we responded to the EPA indicating that the EPA had failed to explain or provide support for its allegations and that the EPA needed to better explain its positions and the evidence on which it was relying.  The EPA did not respond with such evidence but instead requested that the Partnership enter into a further tolling agreement.  We have signed a number of tolling agreements with respect to this matter and such agreements currently extend through February 28, 2018.  To date, the EPA has not taken any further formal action with respect to the NOV.

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

On February 3, 2016, after the NYSDEC chose not to act on the allegations, Earthjustice and the other entities identified in the October NOI filed suit against us in federal court in Albany under the citizen suit provisions of the CAA.  In summary, this lawsuit alleges that certain of our operations at the Albany Terminal are in violation of the CAA. The plaintiffs seek, among other things, relief that would compel us both to apply for what the plaintiffs contend is the applicable permit under the CAA, and to install additional pollution controls. In addition, the plaintiffs seek to prohibit the Albany Terminal from receiving, storing, handling, and marine loading certain types of Bakken crude oil and to require payment of a civil penalty of $37,500 for each day we operated the Albany Terminal in violation of the CAA.  We believe that we have meritorious defenses against all allegations.  On February 26, 2016, we filed a motion to dismiss the CAA action.  On September 26, 2017, the United States District Court granted the Partnership’s motion to dismiss the suit in its entirety.  The plaintiffs have filed a Notice of Appeal with the Second Circuit Court of Appeals.

By letter dated January 25, 2017, we received a notice of intent to sue (the “2017 NOI”) from Earthjustice related to alleged violations of the CAA; specifically alleging that we were operating the Albany Terminal without a valid CAA Title V Permit.  On February 9, 2017, we responded to Earthjustice advising that the 2017 NOI was without factual or legal merit and that we would move to dismiss any action commenced by Earthjustice.  No action was taken by either the EPA or the NYSDEC with regard to the Earthjustice allegations.  At this time, there has been no further action taken by Earthjustice. Neither the EPA nor the NYSDEC has followed up on the 2017 NOI.  The Albany Terminal is currently operating pursuant to its Title V Permit. We believe that we have meritorious defenses against all allegations.

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

We received letters from the EPA dated November 2, 2011 and March 29, 2012, containing requirements and testing orders (collectively, the “Requests for Information”) for information under the CAA.  The Requests for Information were part of an EPA investigation to determine whether we have violated sections of the CAA at certain of our terminal locations in New England with respect to residual oil and asphalt.  On June 6, 2014, a NOV was received from the EPA, alleging certain violations of its Air Emissions License issued by the Maine Department of Environmental Protection, based upon the test results at the South Portland, Maine terminal.  We met with and provided additional information to the EPA with respect to the alleged violations.  On April 7, 2015, the EPA issued a Supplemental Notice of Violation (the “Supplemental NOV”) modifying the allegations of violations of the terminal’s Air Emissions License.  We have responded to the Supplemental NOV and engaged in further negotiations with the EPA.  A tolling agreement was executed with the United States on December 1, 2015, which has currently been extended through February 28, 2018.  While we do not believe that a material violation has occurred, and we contest the allegations presented in the NOV and Supplemental NOV, we do not believe any adverse determination in connection with the NOV would have a material impact on our operations.

Item 1A.Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

Item 6.Exhibits

(a)	Exhibits

3.1	—	Certificate of Limited Partnership of Global Partners LP (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 10, 2005).

3.2	—

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

GLOBAL PARTNERS LP
	By:	Global GP LLC,
its general partner

Dated: November 8, 2017		By:	/s/ Eric Slifka
Eric Slifka
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2017		By:	/s/ Daphne H. Foster
Daphne H. Foster
Chief Financial Officer
(Principal Financial Officer)